Form 10-K
period 2013-12-31
Xencor Inc
filed 2014-03-31
CIK 1326732

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36182

Xencor, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1622502 (I.R.S. Employer Identification No.)
111 West Lemon Avenue, Monrovia, CA (Address of Principal Executive Offices)	91016 (Zip Code)

(626) 305-5900
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

         The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant's common equity as of such date.

         The number of outstanding shares of the registrant's common stock, par value $0.01 per share, as of March 14, 2014 was 31,361,444.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2013.

Xencor, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

        The Xencor logo is a trademark of Xencor, Inc. All other product and company names are trademarks of their respective companies.

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K. or this Annual Report, may contain "forward-looking statements" within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, "Risk Factors" in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as "may," "will," "expect," "anticipate," "intend," "plan," "believe," "estimate" or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

  •
  the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;

  •
  our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

  •
  our ability to obtain funding for our operations;

  •
  our plans to research, develop and commercialize our future product candidates;

  •
  our strategic alliance partners' election to pursue development and commercialization;

  •
  our ability to attract collaborators with development, regulatory and commercialization expertise;

  •
  our ability to obtain and maintain intellectual property protection for our future product candidates;

  •
  the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

  •
  our ability to successfully commercialize our future product candidates;

  •
  the rate and degree of market acceptance of our future product candidates;

  •
  our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

  •
  regulatory developments in the United States and foreign countries;

  •
  the performance of our third-party suppliers and manufacturers;

  •
  the success of competing therapies that are or become available;

  •
  the loss of key scientific or management personnel;

  •
  our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

  •
  our use of the proceeds from our recently completed initial public offering and private placement; and

  •
  the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

Item 1.    Business.

Our Business

        We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next-generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains. We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity or extending circulating half-life, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb-engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.

        Our business strategy is based on the plug-and-play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing multiple revenue streams that require no further resources from Xencor. There are currently five antibody product candidates in clinical trials that have been engineered with XmAb technology, including four candidates being advanced by licensees and development partners.

        We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004. Our product development partnerships and technology licenses have provided us with approximately $60 million in cash during the last five years, and we have the potential to receive an aggregate of approximately $1.3 billion in milestone payments, in addition to royalties on sales, upon successful development and commercialization of the programs contemplated by our product development partnership and technology license agreements. These potential milestone payments include $240 million relating to the achievement of clinical development milestones. At present, our XmAb technology platform is protected by 22 U.S. issued patents and 56 U.S. patent applications, in addition to foreign counterparts.

        On December 3, 2013 we closed our initial public offering of 14,639,500 shares of common stock at an offering price of $5.50 per share, resulting in net proceeds of approximately $72.5 million, after deducting underwriting discounts, commissions and offering expenses.

        Our internally-generated pipeline includes the following three lead XmAb-engineered antibodies that are currently in development:

  •
  XmAb5871 is being developed for the treatment of autoimmune diseases, including rheumatoid arthritis and lupus. It uses our Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We believe XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent B-cell inhibition without B-cell depletion. We are currently conducting a Phase 1b/2a clinical trial for XmAb5871 in rheumatoid arthritis patients with active disease on stable non-biologic DMARD therapy. We expect to report preliminary data from this trial in the second half of 2014. Our partner, Amgen Inc. (Amgen), has an option to acquire an exclusive worldwide license for XmAb5871, exercisable at any time before completion of a data review period following our planned subsequent Phase 2b proof-of-concept clinical trial. Until the option exercise, we lead research, development and manufacturing activities for XmAb5871 with collaborative input and development support from Amgen. According to the American College of Rheumatology, rheumatoid arthritis and lupus affect approximately 1.3 million and 160,000 adults in the United States, respectively. Humira, the leading antibody therapy for autoimmune diseases, generated sales of approximately $9.3 billion worldwide in 2012.

  •
  XmAb7195 is being developed for the treatment of severe asthma and allergic diseases. It uses our Immune Inhibitor Fc Domain and is designed to reduce blood plasma levels of IgE, which mediates allergic responses and allergic disease. Its three specific mechanisms of action give it potential advantages over current therapies: (i) increased IgE binding, (ii) inhibition of IgE production and (iii) rapid clearance of IgE from circulation. We anticipate filing an investigational new drug application (IND) with the United States Food and Drug Administration (FDA) and initiating a Phase 1a clinical trial in the first half of 2014. We plan to report preliminary data from this trial at the end of 2014. According to the U.S. Centers for Disease Control and Prevention (CDC), one in 12 Americans has asthma, and there were 1.8 million emergency room visits caused by asthma in 2010. Xolair, the leading antibody therapy for the treatment of severe refractory asthma, generated approximately $1.3 billion in worldwide sales in 2012.

  •
  XmAb5574/MOR208 is being developed for the treatment of blood-based cancers and uses our Cytotoxic Fc Domain. Our partner, MorphoSys AG (MorphoSys), is currently conducting two Phase 2 clinical trials of XmAb5574/MOR208 in patients with B-cell acute lymphoblastic leukemia (B-ALL) and non-Hodgkin lymphomas (NHL). In addition, an investigator sponsored Phase 2 clinical trial in chronic lymphocytic leukemia (CLL) is being conducted. According to the Leukemia and Lymphoma Society, over 60,000 Americans are diagnosed with these cancers each year. Rituxan, the leading antibody therapy for NHL, generated approximately $6.1 billion in worldwide oncology sales in 2012.

        A summary of the partnered and non-partnered product development programs that we have generated internally is shown below.

*
Currently enrolling Phase 2a portion of Phase 1b/2a clinical trial.

        In addition, we have licensed our XmAb technology to pharmaceutical and biotechnology companies for use in a limited number of their programs. These licensees include Boehringer Ingelheim, CSL, Janssen, Merck and Alexion, and collectively these licensees have three Phase 1 clinical development-stage programs and four pre-clinical development-stage programs.

        Our XmAb Fc domain technology is a platform of antibody components that enable the creation of therapeutic antibody candidates that have novel interactions with the human immune and antibody regulation systems. We have identified a set of Fc domains, each of which is engineered to have a specific function based on its Fc receptor binding profile, including:

  •
  Immune Inhibitor Fc Domain—selective immune inhibition and rapid target clearance, targeting the receptor FcgRIIb

  •
  Cytotoxic Fc Domain—increased cytotoxicity, targeting the receptors FcgRIIIa on natural killer (NK) cells and FcgRIIa on other immune system cells

  •
  Xtend Fc Domain—extended antibody half-life, targeting the receptor FcRn on endothelial cells

        In addition, we have engineered XmAb Fc domains with other properties, including rapid antigen clearance, antibody stability and multiple-antigen specificity (heterodimer). Each XmAb Fc domain consists of a naturally occurring Fc domain with a small number of amino acid changes, usually two that we found to be critical for modulating interactions with the desired Fc receptors. With such limited modifications of the natural Fc domain, XmAb-engineered antibodies are typically over 99.5% identical in structure and sequence to natural antibodies, simplifying product development yet enhancing function.

Our XmAb Technology Platform

        We developed the XmAb technology platform from a systematic effort to engineer the Fc domain of antibodies to manipulate its interactions with a variety of its natural receptors. We used our patented screening technology, consisting of algorithms and computer models of the three-dimensional structure of the Fc domain, to focus on, from the vast number of possibilities, manageable sets of possible amino acid changes that result in small modifications to the Fc domain structure which effect significant changes in antibody function and performance.

        From this design and screening effort, we have identified a set of Fc domains, each of which is engineered with particular amino acid changes to augment a specific naturally-occurring antibody function based on its Fc receptor binding profile:

  •
  Immune Inhibitor Fc Domain—rapid target clearance and selective immune inhibition, targeting the receptor FcgRIIb;

  •
  Cytotoxic Fc Domain—increased cytotoxicity, targeting the receptors FcgRIIIa on natural killer (NK) cells and FcgRIIa on other immune system cells; and

  •
  Xtend Fc Domain—extended half-life, targeting the receptor FcRn on endothelial cells.

        In addition, we have engineered XmAb Fc domains with other properties, including rapid antigen clearance, antibody stability and multispecificity (heterodimer). Each XmAb Fc domain consists of a naturally occurring Fc domain with a small number of amino acid changes, usually two that we found to be critical for modulating interactions with the desired Fc receptors. Therefore, XmAb product candidates are usually over 99.5% identical in structure and sequence to natural antibodies but have enhanced function. In contrast to other engineering approaches for next-generation antibodies, we believe that our platform minimizes changes to antibody structure while maximizing functional improvement. We believe this conservative design allows our engineered antibodies to retain the beneficial stability, pharmacokinetics, and ease of discovery of natural antibodies, as well as to use well-validated methods for antibody manufacturing. We believe we can thereby avoid the problems many new antibody platforms have had in production and drug stability.

        Our XmAb technologies include modified Fc domains that modulate existing immune receptor interactions to tailor antibodies for improved therapeutic use. In the table below, we detail the properties of the Fc receptors targeted by our XmAb technologies:

XmAb Fc Domain	Receptor	Receptor Type	Function	Cell Types	Disease Area
Immune Inhibitor	FcgRIIb	inhibitory	cell inhibition rapid target clearance	B cells, other immune cells liver sinusoidal endothelial cells	autoimmune various
Cytotoxic	FcgRIIa FcgRIIIa	activating	phagocytosis cytotoxicity	macrophage NK cells	oncology
Xtend	FcRn	salvage, transport	antibody recycling	endothelial cells	various

Immune Inhibitor Fc Domain technology

        FcgRIIb is an inhibitory receptor that is expressed on B cells and other cells. FcgRIIb, when engaged by Fc domains, signals inside the cell to block immune response activation pathways, for example the B-cell receptor pathway that activates in response to antigen recognition and ultimately results in the production of antibodies to antigen. We have focused on this role as an important negative feedback regulator of the B-cell response, where its biology is well-validated. Its expression and signaling characteristics have made it a difficult target for monoclonal antibodies, as targeting it by itself does not trigger its inhibitory properties. FcgRIIb must be associated with other specific partner proteins on the cell surface to activate its inhibitory properties. We have circumvented this problem by discovering variants of the Fc domain with enhanced binding to FcgRIIb and designed the Fv domain to target a B-cell protein. This coupling of the two target proteins, in some cases, will trigger the inhibitory properties of FcgRIIb.

        We have discovered a series of FcgRIIb immune inhibitor Fc variants with increased binding affinity to FcgRIIb of up to 400-fold. The high affinity variant has two amino acid substitutions in the Fc domain and has been applied to create our first immune inhibitor product development candidate XmAb5871. This antibody, described in greater detail below, targets CD19 on B cells through its variable domain and recruits FcgRIIb to induce its inhibitory properties. We have shown in several preclinical studies that XmAb5871 inhibits B-cell responses to a variety of stimuli, and we have begun clinical development (in partnership with Amgen) on this product candidate.

        We have also applied this high affinity Immune Inhibitor Fc Domain to our anti-IgE antibody XmAb7195, which as a result inhibits activation of only IgE-positive B cells and hence prevents production of IgE, a key mediator of allergic response. Also, we have discovered an exciting new mechanism of action mediated by the Immune Inhibitor Fc Domains. High FcgRIIb binding causes very rapid clearance from the circulation of the complexes formed between XmAb7195 and IgE, a property that we believe is unique among IgE inhibitor antibodies. This provides another mechanism to lower the amount of circulating IgE.

        The rapid clearance mechanism of Immune Inhibitor Fc Domains offers a highly differentiating function for antibodies targeting soluble antigens, such as IgE, and opens opportunities for the technology beyond B-cell modulation. For example, we are generating discovery candidates using Immune Inhibitor Fc Domains to clear pathologic targets from circulation.

Cytotoxic Fc Domain technology

        Our Cytotoxic Fc Domain technology consists of a series of variant Fc domains that improve binding to the activating Fcg receptors. This binding improvement drives increased antibody-dependent cell cytotoxicity (ADCC), a primary mechanism of antibody cytotoxicity. The lead Fc variant used in nearly all of our Cytotoxic Fc Domain antibody candidates is an Fc domain with two amino acid substitutions that increase affinity for FcgRIIIa, the activating receptor expressed on natural killer (NK) cells, by approximately 40-fold. NK cells are cytotoxic lymphocytes of the innate immune system and play a major role in elimination of tumor cells and virally infected cells. Our Cytotoxic Fc Domain also increases affinity for FcgRIIa by approximately five-fold, with potential for recruitment of other important effector cells such as macrophages, which play a role in both innate and adaptive immunity by engulfing and digesting foreign material. FcgRIIIa is considered an important mediator of the antitumor efficacy of antibodies such as Genentech's Herceptin (trastuzumab) and BiogenIdec/Genentech's Rituxan (rituximab).

        Numerous publications have demonstrated the importance of Fcg receptors for anti-tumor efficacy in mouse models and also in clinical studies of Rituxan and Herceptin. We have applied our Cytotoxic Fc Domain to a large number of validated (e.g. Rituxan, Herceptin, Bristol-Myers Squibb and Eli Lilly and Company's Erbitux (cetuximab)) and unvalidated antibodies, and in all cases we have seen a marked increase of ADCC measured in vitro. We have established that the Cytotoxic Fc Domain technology increases the anti-tumor efficacy of antibodies in a number of mouse models. In primate studies, we have shown that our anti-CD19 antibody XmAb5574/MOR208, which incorporates our Cytotoxic Fc Domain, depletes monkey B cells whereas a similar anti-CD19 antibody with an unmodified Fc domain did not successfully kill B cells.

        In Phase 1 clinical studies, antibodies incorporating our Cytotoxic Fc Domain, for example our XmAb2513 against CD30 in Hodkgin's lymphoma, have shown tumor reduction response rates comparable or superior to response rates in published reports of non-Fc engineered antibodies against the same target cells. Several partners and licensees are using our Cytotoxic Fc Domain in their oncology antibodies, including four programs currently in clinical trials.

Xtend Fc Domain technology

        Our Xtend Fc Domain technology consists of Fc domains designed to increase binding affinity to the receptor FcRn. FcRn is present inside lysosomes in endothelial cells lining the blood vessels and functions to rescue antibodies from the degradation that makes most proteins short-lived in circulation. As a result of interactions with FcRn, all antibodies have half-lives ranging from a few days to a few weeks, allowing less frequent dosing for antibody drugs than most other biologics. We have engineered a series of Fc variants that increase binding of the Fc domain to FcRn to enhance FcRn-mediated rescue and thereby increase circulating half-life. Our lead Xtend Fc Domain has two amino acid substitutions and has shown up to three-fold increases of in vivo half-life for a number of different antibodies in monkey models.

        We believe extension of half-life can be exploited to improve therapeutic antibody performance in several ways:

  •
  Increased dosing interval, providing superior patient convenience and likely compliance. Such a reduced frequency of dosing also results in lower drug use in aggregate, reducing cost of goods.

  •
  Lower drug quantities at the same dosing interval as the parent antibody. This can simplify dosage formulation and sometimes enable subcutaneous formulation. Cost of goods is reduced as well.

  •
  Higher drug levels using the same dose and dosing interval as the parent antibody, resulting in longer drug exposure and potentially translating to better efficacy.

        We have licensed Xtend Fc Domain technology to several biopharmaceutical companies who are using Xtend Fc Domains to both improve existing antibody drugs and to create new drugs with long half-lives.

Additional XmAb Fc domains

        We continue to design Fc domain variants and have identified improved functions in addition to those described above. Our goal is to remain at the forefront of antibody engineering by using our expertise in Fc domain engineering to create new functions for use in antibody therapeutics. We have Fc variants that improve complement-dependent cytotoxicity. Other Fc variants have been engineered to eliminate binding to all Fcg receptors, thereby creating Fc domains that have no cytotoxic effector function at all. Such domains have important use in therapeutics where no effector function is desired.

        We have created Fc variants that form heterodimeric Fc domains that enable the creation of bispecific antibodies that have different Fv domains on each side of the Fc domain in order to bind to a different antigen with each of their Fv domains. For example, we can readily create bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies. We have generated a number of bispecific antibody discovery programs using our XmAb heterodimer Fc domains and have demonstrated that a bispecific antibody built on these Fc domains is active in primate models.

Antibody Fv domain engineering capabilities

        We have developed tools to engineer humanized and fully human, high-affinity antibody Fv domains. Usually starting from a mouse antibody Fv domain, we analyze its amino acid sequence computationally to find the best matches with human antibody sequences, which we then substitute into the murine Fv domain to create antibodies with very high human sequence content. Our approach preserves the structural integrity of the antibody and maintains binding to antigen. We also perform antigen affinity enhancement by computationally filtering sequence changes and generating small, focused libraries of Fv variants that we screen for tighter binding. All of our internally discovered candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208, were generated using these tools.

Lead XmAb Product Candidates

Candidate	Indication	Fc Domain	Worldwide Commercial Rights	Stage of Development	Next Steps
XmAb5871	lupus and rheumatoid arthritis	Immune Inhibitor	Xencor (Amgen option upon Phase 2b POC data)	Phase 1b/2a ongoing	Preliminary data expected 2H 2014; Phase 2b POC trial planned first half of 2015
XmAb7195	asthma and allergic diseases	Immune Inhibitor	Xencor	preclinical	IND filing planned 1H 2014 Phase 1a trial planned 1H 2014
XmAb5574/MOR208	B-cell cancers	Cytotoxic	MorphoSys	Phase 2 trials ongoing	Phase 2 trials for other indications* Phase 3 clinical trials*

*
Timing and trial design for future clinical trials to be determined by MorphoSys.

XmAb5871, a B-cell Inhibitor for the Treatment of Autoimmune Diseases

Overview of XmAb5871

        XmAb5871 is a monoclonal antibody for the treatment of autoimmune diseases that uses our Immune Inhibitor Fc Domain to target FcgRIIb, an inhibitory receptor expressed on B cells and other immune cells, and through its Fv domain targets CD19, which is expressed on all B cells. By simultaneously targeting the B-cell proteins, CD19 and FcgRIIb, XmAb5871 has an ability to engage the natural inhibitory pathway provided by FcgRIIb, preventing further activation of B cells by autoantigens and potentially also suppressing the ability of B cells to further provoke downstream autoimmune responses from T cells. CD19 and FcgRIIb are expressed broadly throughout B-cell development, so we expect that XmAb5871 will confer broad suppression of B-cell activation and downstream events such as antibody production. We have demonstrated that XmAb5871 inhibits B-cell function in multiple animal models and in initial human clinical trials without destroying these important immune cells, in contrast to other B-cell targeting therapies, such as Rituxan, that attack and destroy B cells. We believe the combination of potent inhibition without B-cell depletion, which can lead to opportunistic infections, has the potential to address a key unmet need in autoimmune therapies. The coupling between CD19 and FcgRIIb, mediated by XmAb5871, promotes a strong negative signal in the B cell, preventing its activation and potentially blocking disease pathology in a variety of autoimmune and inflammatory conditions by broadly blocking all B-cell populations. XmAb5871 is the first potential therapy that we are aware of that targets FcgRIIb inhibition.

    Therapeutic Inhibition by XmAb5871 Mimics Natural Pathways. (A) B-cell responses against antigen lead to antibody secretion, resulting in immunity and in some cases autoimmunity. (B) Excess antibodies produced in the B-cell response can engage both the antigen and the inhibitory receptor FcgRIIb on the B-cell surface, acting to control the immune response. (C) XmAb5871 mimics the natural feedback inhibition by targeting CD19, rather than the antigen, on the B-cell surface and recruiting FcgRIIb to inhibit activation of the targeted B cell.

        In December 2010, we entered into a collaboration and option agreement with Amgen for XmAb5871. During the option period, which expires upon completion of a data review period following our planned Phase 2b proof-of-concept (POC) clinical trial, we lead research, development and manufacturing activities for XmAb5871 with collaborative input and development support from Amgen. Under the agreement, Amgen paid us an upfront payment and early development milestones and is obligated to pay additional milestones, both before and after payment of an option exercise fee, and royalties on sales following an exercise of the option by Amgen. If Amgen exercises its option and pays the option exercise fee, it will be solely responsible for the costs associated with the further development, commercialization, manufacture, distribution, marketing and promotion of XmAb5871.

Clinical Development Summary

        The clinical trial application for XmAb5871 was approved by the United Kingdom Medicines and Healthcare Products regulatory agency in September 2011. To date, all clinical development for XmAb5871 has been conducted in western and central Europe. We plan to file an IND for XmAb5871 with the FDA in 2015. In December 2012, we completed a Phase 1a clinical trial in healthy volunteers and XmAb5871 was observed to be well tolerated and to have promising immunosuppressive activity based on several biomarkers observed during the trial. Currently, we are conducting a Phase 1b/2a clinical trial in rheumatoid arthritis patients with active disease on stable non-biologic DMARD therapy to study safety, pharmacokinetics and XmAb5871's effect on rheumatoid arthritis disease response.

  Further Clinical Development

        We initiated a Phase 1b/2a clinical trial of XmAb5871 in January 2013. This clinical trial is a multi-center, randomized, placebo-controlled, double-blinded, multiple ascending dose study of the safety, tolerability, pharmacokinetics and pharmacodynamics of XmAb5871 in rheumatoid arthritis (RA) patients with active disease on stable non-biologic DMARD therapy. The primary objective of this clinical trial is to determine the safety and tolerability profile of every 14-day, multiple dose, intravenous administration of XmAb5871 in patients with RA. Secondary objectives are (1) to characterize the pharmacokinetics and immunogenicity of intravenously administered XmAb5871 in patients with RA and (2) to evaluate the effect of XmAb5871 on RA disease response as measured by changes in Disease Activity Score 28 using C-reactive protein (DAS28-CRP) at Week 13 for the Phase 2a part of this clinical trial. Our planned clinical trials include an intravenous to subcutaneous bridging study in humans to prepare for subcutaneous administration in our future clinical trials. We believe that a subcutaneous formulation will be more commercially attractive and convenient for patients. Several subcutaneous formulations are being developed in collaboration with Amgen and should be compatible with auto-injector devices for doses in the 1-3 mg/kg range. We expect to initiate our Phase 2b POC clinical trial in the first half of 2015 and expect to enroll 150-200 moderate-to-severe rheumatoid arthritis patients on stable DMARD therapy. This clinical trial is designed to assess efficacy at 24 weeks. We expect that data from this trial, if positive, will support pivotal Phase 3 clinical trials in rheumatoid arthritis and lupus.

XmAb7195, an IgE Inhibitor for the Treatment of Asthma and Allergic Diseases

Overview

        XmAb7195 is an anti-IgE antibody engineered to reduce IgE levels for the treatment of asthma and other atopic diseases. Its three specific mechanisms of action give it potential advantages over current therapies: increased IgE affinity, inhibition of the transition of B cells to IgE-secreting cells and rapid clearance of IgE from circulation.

  •
  XmAb7195 is a humanized anti-IgE antibody with an Fv domain that targets the same IgE epitope as Xolair, which is validated to block IgE. XmAb7195's affinity for IgE is approximately three times higher than that of Xolair. We believe that this contributes to the increased suppression of IgE observed in our preclinical studies.

  •
  XmAb7195, in contrast to Xolair, has our Immune Inhibitor Fc Domain that has a 400-fold higher affinity than natural antibodies for FcgRIIb. XmAb7195 and XmAb5871 have the same Fc domain, but XmAb7195, unlike XmAb5871, inhibits only IgE-positive B cells. By binding to FcgRIIb on IgE-positive B cells, XmAb7195 suppresses their activation and differentiation into IgE-secreting plasma cells. This binding reduces IgE production, a mechanism not seen with Xolair, and ultimately lowers IgE levels in the blood.

  •
  In our preclinical primate and other animal studies, we observed rapid reductions in IgE levels, even from the highly-elevated levels found in chimpanzees, and rapid clearance of IgE from circulation. We did not observe any clearance or such magnitude of reduction with Xolair. This suggests a new mechanism of action in which high FcgRIIb binding causes very rapid clearance of the complexes formed between XmAb7195 and IgE in the liver. We believe XmAb7195 binds to FcgRIIb expressed in cells lining the blood vessels in the liver which take up and degrade the XmAb7195 IgE complex.

        These three mechanisms lead to levels of serum IgE below quantifiable levels in preclinical chimpanzee studies and offer the potential for superior IgE control and superior clinical efficacy. We believe the limitations of current treatment with Xolair can be overcome with XmAb7195, and that superior IgE control means our product candidate can potentially treat a larger population with superior efficacy.

Clinical Development Plans

        We plan to file an IND for XmAb7195 for asthma with the FDA and to initiate a Phase 1a clinical trial in the first half of 2014 and to report preliminary data at the end of 2014. The Phase 1a single ascending dose clinical trial in healthy volunteers will include parallel cohorts in allergen-sensitive subjects with high IgE levels. This clinical trial will be designed to study safety and pharmacokinetics in humans and validate XmAb7195's ability to suppress both free and total IgE levels. If the Phase 1a clinical trial is successful, we anticipate starting a Phase 1b multiple ascending dose clinical trial of XmAb7195 in healthy adult volunteers and in patients with mild-to-moderate asthma in early 2015 to study safety, pharmacokinetics, and IgE reduction. We have received correspondence from the FDA in response to a pre-IND meeting request that concurred with our Phase 1 clinical trial plan, pending review of a full IND submission. Following the Phase la and 1b clinical trials, we anticipate initiating a Phase 2 POC clinical trial of XmAb7195 for intermediate-term treatment of patients with poorly-controlled asthma, which we expect will include patients with high IgE levels and/or high body mass. We expect the dosing for this clinical trial to be based on data from the Phase 1 clinical trials.

XmAb5574/MOR208, a Cytotoxic B-cell Depleting Product Candidate for the Treatment of B-cell Cancers

Overview

        XmAb5574/MOR208 is a monoclonal antibody that targets CD19 and incorporates our Cytotoxic Fc Domain technology for killing of malignant B cells. XmAb5574/MOR208 was discovered by us and is now being developed by MorphoSys, pursuant to a collaboration and license agreement that we entered into in June 2010. Under this agreement, we granted MorphoSys an exclusive worldwide license to XmAb5574/MOR208 for all indications. We were responsible for completing a Phase 1 clinical trial of XmAb5574/MOR208 in CLL, which was completed in January 2013. MorphoSys is solely responsible, at its own cost, for all other development and commercialization activities. MorphoSys commenced Phase 2 clinical trials in patients with B-ALL and NHL, in April and May 2013, respectively.

        We humanized XmAb5574/MOR208 with our proprietary technology and applied our Cytotoxic Fc Domain to enhance binding to the human Fc receptors FcgRIIIa and FcgRIIa, thereby enhancing recruitment of natural killer (NK) cells and other FcgR-bearing effector cells. We applied further engineering to the CD19-binding Fv domain of XmAb5574/MOR208 to enhance its affinity over 10-fold for human CD19, and also increased its affinity for monkey CD19, enabling monkey toxicology and efficacy studies.

        CD19 is an alternative target to CD20 that can be used in salvage regimens for patients failing Rituxan. Further, CD19 is expressed on the B cell surface earlier in development and persists longer through B-cell maturation. Therefore, XmAb5574/MOR208 may be able to target a broader spectrum of lymphoid malignancies, such as ALL or CLL, where Rituxan's efficacy may be limited. Finally, we believe that combination therapy of XmAb5574/MOR208 with immunomodulatory agents, such as lenalidomide, and/or new chemotherapy agents, offers the potential for superior efficacy to existing therapies.

    XmAb5574 recruits Natural Killer cells to malignant B cells to promote their destruction.

  Further Clinical Development

        Based on the Phase 1 clinical trial results, MorphoSys decided to continue the development of XmAb5574/MOR208 and has initiated two Phase 2 clinical trials of XmAb5574/MOR208 in patients with ALL and NHL, respectively. The Phase 2 clinical trial in ALL began in April 2013 and is an open-label, multicenter, single-arm clinical trial designed to assess efficacy in patients suffering from relapsed or refractory B-ALL. Secondary outcome measures include response duration, safety and pharmacokinetics of XmAb5574/MOR208. In total, 30 patients are planned to be enrolled. The Phase 2 clinical trial in NHL began in May 2013 and is an open-label, multicenter, single-arm clinical trial designed to assess the efficacy of XmAb5574/MOR208 in patients with relapsed or refractory NHL. Secondary outcome measures include response duration, safety and pharmacokinetics of XmAb5574/MOR208. A total of up to 120 patients are planned to be enrolled in four separate sub-indications (follicular lymphoma, MCL, diffuse large B-cell lymphoma, and other forms of NHL). In addition, an investigator-sponsored Phase 2 clinical trial in CLL as a combination therapy with lenalidomide began in January 2014. Additional clinical trials in other B-cell malignancies and in combination with chemotherapy are possible and will be conducted at the discretion of and under the control of MorphoSys.

Our Research and Development Pipeline

        We have used our various Fc platforms and antibody optimization capabilities to produce a growing pipeline of development candidates. These include new Immune Inhibitor Fc Domain candidates designed to remove target antigens from circulation and multiple oncology candidates using our CD3 bispecifics platform. We will continue to progress these candidates as additional options for clinical development by us or as out-licensing opportunities to generate additional revenue.

Applying the rapid clearance property of the Immune Inhibitor Fc Domain

        We are exploring multiple new candidate concepts for application of our Immune Inhibitor Fc Domain, in particular capitalizing on the newly discovered rapid clearance property, which builds off the natural scavenging role of FcgRIIb on liver sinusoidal endothelial cells. For example, building on our lead anti-IgE product candidate, XmAb7195, we are now characterizing a second-generation antibody with a modified version of the IIb immune inhibitor domain. The new Fc domain has intermediate affinity enhancement for FcgRIIb, which we have discovered promotes IgE control in mouse models with a longer dosing interval than XmAb7195. We are also exploring approaches to clear pathologic immune complexes from circulation. Immune complexes are central to the kidney pathology in lupus nephritis and a variety of other conditions and form when antigens present in the circulation are recognized by antibodies of the immune system.

CD3 bispecifics for oncology

        Using our XmAb heterodimeric Fc domains, we are generating several tumor-targeted bispecific antibodies that contain a tumor antigen binding domain and a CD3 binding domain. Our platform enables the creation of Fc-containing bispecifics that recruit T-cells via CD3 binding to kill tumor cells targeted by the antigen binding domain. The inclusion of an Fc domain provides a potential improvement in half-life over first-generation bispecifics such as the Micromet (Amgen) BiTE technology, which require continuous infusion due to their extremely short half-life. We have produced a CD3 binding bispecific antibody that targets CD19, which demonstrates in primate models good tolerability, a multi-day half-life and sustained target cell depletion from a single dose. We have produced a first preclinical candidate targeting CD38 and confirmed the multi-day half-life in mouse models that is typical of standard antibodies, and have produced a second preclinical candidate targeting CD123. We are creating a stable cell line for production and plan to perform activity studies in monkeys in the near future. Additional development candidates against additional tumor targets are in discovery.

Second Generation Biologics

        Our Xtend Fc Domain technology can potentially improve the performance of commercially successful therapeutic antibodies by enhancing their half-life and improving dosing convenience. We have produced several enhanced versions of antibodies, in some cases simply applying the Xtend Fc Domain mutations, and in other cases also modifying other features. AbbVie's Humira (adalimumab) is the industry-leading anti-TNF antibody for the treatment of rheumatoid arthritis, reaching global sales above $5 billion. We have produced and characterized a half-life enhanced version of Humira that we call Xtend-TNF (also known as XmAb6755). It has approximately twice the in vivo half-life of Humira, which is dosed on a biweekly schedule, and we believe Xtend-TNF has the potential to achieve monthly dosing in rheumatoid arthritis patients without loss of efficacy. A stable cell line has been created and we have a business relationship with Boehringer Ingelheim to manufacture Xtend-TNF drug supply for preclinical toxicology and clinical studies.

        A second enhanced rheumatoid arthritis drug is our Xtend-CTLA4, a CTLA-4-Fc fusion that we believe improves on the performance of Orencia. Orencia had initially inconvenient monthly intravenous dosing, but after approval of weekly subcutaneous dosing, global sales are now approaching $1 billion annually. We applied the Xtend Fc Domain to our proprietary CTLA-4 fusion, achieving a 40% improvement in half-life in monkeys, and applying our engineering capabilities we enhanced affinity for its target CD86 by at least 20-fold. Monkey studies comparing Xtend-CTLA4 to abatacept showed that Xtend-CTLA4 had significantly superior immunosuppression and the potential for monthly subcutaneous dosing in humans.

Product Development Partnerships, Other Commercial Agreements and Technology Licenses

        We use product development partnerships with pharmaceutical and biotechnology companies to complement our internal drug discovery and development capabilities, to assist the efficient global commercialization of our products and technology and to generate near and long-term funding. To date, the revenue generated from upfront fees, license fees, option fees and milestone payments associated with these arrangements, combined with the development expenses assumed by our partners, have allowed us to better manage our operating expenses and continue to invest in building new opportunities.

        Below is a table summarizing our material product development agreements and exclusive technology licenses:

Partner	Year	Licensed Antibody/Technology	Indication	Milestones	Royalties	Current Development Stage
Product Development Partnerships:
Amgen	2010	XmAb5871	Autoimmune disease	Yes	Yes	Phase 1 clinical
MorphoSys	2010	XmAb5574/MOR208	Oncology	Yes	Yes	Phase 2 clinical
Technology License:
Alexion	2013	Xtend technology	Various	Yes	Yes	Preclinical

Collaboration and Option Agreement with Amgen

        In December 2010, we entered into a collaboration and option agreement with Amgen Inc. (Amgen) pursuant to which we agreed to collaborate with Amgen to research, develop and commercialize XmAb5871, an Fc-engineered monoclonal antibody that targets CD19 via its Fv domains and FcgRIIb via its XmAb Fc domain, and products based thereon. Under the terms of the agreement, we granted to Amgen an exclusive license to research, develop, manufacture and commercialize XmAb5871 and certain related products worldwide, which license is exercisable by Amgen only after Amgen's (1) notification to us that it is electing to exercise the license and (2) payment of a $50.0 million option exercise fee to us during the option period. The option period began when we received the upfront payment from Amgen and ends on the earliest to occur of (a) the 90th day after delivery by us of a clinical trial report package from the Phase 2 POC clinical trial, (b) the termination of the agreement, and (c) March 23, 2017 (or March 23, 2021, if Amgen exercises an option to take over certain aspects of development due to our failure to perform certain development obligations). During the option period and prior to Amgen exercising its option under the agreement, we are required to use reasonably diligent efforts to conduct development activities through completion of a POC trial. We are currently leading research, development and manufacturing activities for XmAb5871 with collaborative input and development support from Amgen and have established a joint development committee to govern the development activities of XmAb5871 which meets quarterly regarding the ongoing development program we are leading. If Amgen exercises its option and pays the option exercise fee under the agreement, the exclusive worldwide license to research, develop and commercialize XmAb5871 granted to Amgen under the agreement will become effective, and Amgen will thereafter have the right to control, and will be solely responsible for the costs associated with, the development, commercialization, manufacture, distribution, marketing, promotion and other exploitation of XmAb5871 and products based thereon.

        Under the terms of the agreement, we received an initial upfront payment of $11.0 million. In addition, if Amgen exercises its option, and if specified clinical, regulatory and sales milestones are achieved, we are entitled to milestone payments of up to $439.0 million in the aggregate, $2.0 million of which we received from Amgen upon the initiation of our Phase 1b/2a clinical trial of XmAb5871 in January 2013 in patients with moderate to severe rheumatoid arthritis. The additional $437.0 million of milestone payments is comprised as follows: a total of $62.0 million relates to clinical development milestone events; a total of $150.0 million relates to the filing and completion of regulatory approvals and a total of $225.0 million relates to the achievement of certain product sale goals. If licensed products are successfully commercialized, we are also entitled to receive tiered royalties in the high single-digit to the high-teen percent range based upon net sales of products by Amgen, its affiliates and its sublicensees in a calendar year, subject to minimum annual royalty payments and other adjustments in certain circumstances. The royalties payable by Amgen under the agreement may be increased if we elect to contribute to Amgen's development costs under the agreement. Amgen's royalty obligations continue on a product-by-product and country-by-country basis until the later to occur of the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country, or 10 years after the first commercial sale of such product in such country.

        The term of this agreement will continue until all of Amgen's royalty payment obligations have expired or upon expiration of the option period if Amgen has not exercised the option. The agreement provides that it may be terminated by either party upon the other party's insolvency or the other party's material breach of the agreement if such breach remains uncured for 90 days, or 30 days in the case of a non-payment breach. Amgen may terminate the agreement without cause upon 90 days' advance written notice to us. If Amgen challenges the validity of a patent relating to XmAb5871, then we may terminate this agreement immediately. In the event that Amgen terminates this agreement for convenience or we terminate due to Amgen's material breach, worldwide rights to develop, manufacture and commercialize XmAb5871 will revert back to us completely. Along with these rights, Amgen is obligated to transfer all regulatory documents, clinical data and know-how, and we are granted a license from Amgen to allow us to develop, manufacture and commercialize XmAb5871 worldwide without any financial obligations to Amgen.

Collaboration and License Agreement with MorphoSys AG

        In June 2010, we entered into a collaboration and license agreement with MorphoSys AG (MorphoSys) which we subsequently amended in March 2012. We granted to MorphoSys an exclusive worldwide license under certain of our patents and know-how to research, develop and commercialize XmAb5574/MOR208, as well as other anti-CD19 antibodies that incorporate our cytotoxic Fc domain technology, with the right to sublicense under certain conditions. Under the terms of the agreement, we agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208, a high potency cytotoxic monoclonal antibody developed by us for the treatment of B-cell malignancies and other diseases. Under the terms of the agreement, we initiated and sponsored a Phase 1 clinical trial for XmAb5574/MOR208 in patients with chronic lymphocytic leukemia in December 2010 which was completed in January 2013. Following such completion, MorphoSys is responsible for all further clinical development and commercialization of licensed antibodies and licensed products under the agreement and is required to use commercially reasonable efforts to achieve certain developmental and regulatory milestones and other diligence obligations under the agreement. In addition, MorphoSys is responsible for all costs relating to the development and commercialization of XmAb5574/MOR208, or other antibodies covered by the agreement, including manufacturing, regulatory, clinical and registration costs.

        Under the terms of the agreement, we received an upfront payment of $13.0 million and received $3.0 million for development milestones in 2013. If certain developmental, regulatory and sales milestones are achieved, we are also eligible to receive up to an additional $299.0 million in milestone payments. The $299.0 million of milestone payments is comprised as follows: $62.0 million relates to clinical development milestone events, $187.0 million relates to the filing and completion of regulatory approvals and an additional $50.0 million of aggregate milestone payments relate to the achievement of certain product sale goals. If licensed products are commercialized, we are also entitled to receive tiered royalties in the high single-digit to low-teen percent range based upon net sales of products sold by MorphoSys, its affiliates and its sublicensees in a calendar year. MorphoSys' royalty obligations continue on a licensed product-by-licensed product and country-by-country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering a licensed product in such country, or 11 years after the first sale of a licensed product following marketing authorization in such country.

        The term of this agreement will continue until all of MorphoSys' royalty payment obligations have expired unless terminated earlier. The agreement provides that it may be terminated by either party upon written notice to the other party in the event of the other party's insolvency or the other party's material breach of the agreement if such breach remains uncured for 120 days, or 30 days in the case of a non-payment breach. MorphoSys may terminate the agreement without cause upon 90 days' advance written notice to us. In the event that MorphoSys terminates this agreement for convenience or we terminate due to MorphoSys' material breach, worldwide rights to develop, manufacture and commercialize XmAb5574/MOR208, as well as any other antibodies covered by the agreement, revert back to us completely. Along with these rights, MorphoSys is obligated to transfer all regulatory documents, clinical data and know how, and we are granted a license from MorphoSys to allow us to develop, manufacture and commercialize XmAb5574/MOR208, or other antibodies covered by the agreement, worldwide, subject to reimbursing MorphoSys a portion of their development costs out of future revenue generated from the development and commercialization of XmAb5574/MOR208.

Option and License Agreement with Alexion

        In January 2013, we entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five-year research term under the agreement, up to completion of the first multi-dose human clinical trial for each target compound. Alexion may extend the research term for an additional three years upon written notice to us and payment of an extension fee of $2.0 million. Alexion is responsible for conducting all research and development activities under the agreement at its own expense.

        In addition, we granted to Alexion an exclusive option, on a target-by-target basis, to obtain an exclusive commercial, worldwide, royalty-bearing license, with sublicensing rights, under our Xtend technology to develop and commercialize products that contain the target for which the option is exercised. In order to exercise this option, Alexion must pay a $4.0 million option fee with respect to each target for which the option is exercised. Alexion may exercise this option at any time during the research term.

        Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. In addition, if certain development, regulatory and commercial milestones are achieved, we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target-by-target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion's royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

        Absent early termination, the term of the agreement will continue until the expiration of Alexion's royalty payment obligations or until the expiration of the research term if Alexion has not exercised its option for a product license under the agreement. Either party may terminate the agreement for a material breach of the agreement by the other party if such breach remains uncured for 60 days, or 30 days in the case of a non-payment breach. Alexion may terminate the agreement without cause on a target-by-target basis upon 90 days' advance written notice to us.

Collaboration Agreement with Boehringer Ingelheim

        In February 2012, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (BI) for the establishment of certain manufacturing processes and the production of our next generation monoclonal anti-TNF antibody for use in our preclinical and Phase 1 clinical development. Under the terms of the agreement, we are required to use commercially reasonable efforts to complete Phase 1 clinical testing of the product and to find a licensing partner for the further development and commercialization of the antibody into a therapeutic product.

        We will be required to pay for services performed and products provided by BI under the agreement pursuant to project plans entered into from time to time. In addition, we are required to reimburse BI for all out-of-pocket expenses, including the cost of raw materials, incurred in connection with the project plan. BI has agreed to delay all payments due to them under the agreement, including an annual interest rate which is a low double digit percentage, until (A) in the case where we have entered into a license agreement with a third party, the later of (1) the effective date of such license agreement or (2) the earlier of (i) completion of the clinical summary report for a Phase 1 clinical trial of the product or (ii) February 10, 2017 or (B) in the case where we decide to continue to develop the product on our own, on or before five years from the earlier of (i) completion of the clinical summary report for a Phase 1 clinical trial of the product or (ii) February 10, 2017. Any payments due by us in the situation described in clause (A) of the preceding sentence will be made in installments each of which will be limited to a maximum percentage of any licensing revenue that we receive under the applicable third-party license. We are not obligated to pay BI any or all of the amounts owed under the agreement, including interest payments if we: (a) are not able to further develop the product for technical or scientific reasons or (b) do not decide to proceed with the further development of the product without a business partner and are unable to enter into a partnership agreement within an agreed upon period of time after Phase 1 clinical development.

        Pursuant to the agreement, we have granted BI a first right to negotiate to manufacture and supply the products for use in any future Phase 2 and Phase 3 clinical trials, and should BI exercise such right, BI has a first right to negotiate to manufacture and supply commercial product as our principal supplier for an agreed upon period following the first commercial launch of the products. In the event that we desire to produce the products using the process developed and performed by BI outside the agreement or any manufacturing agreement which we may enter into with BI, we will be required to pay BI a one time technology access fee of $3.5 million in exchange for a worldwide, irrevocable, exclusive and royalty free license, with sublicensing rights, to use the process developed by BI under the agreement to produce the products.

        Absent early termination, the agreement will terminate upon completion of all projects set forth in the agreement. Either party may terminate the agreement upon 180 days prior written notice to the other party if such party will not be able to carry out the project contemplated by the agreement for scientific, technical or business reasons. Either party may also terminate by written notice to the other party if the other party breaches the agreement in any material manner if such breach remains uncured for 30 days following written notice from the terminating party.

        As of December 31, 2013 BI has provided us with material for IND enabling toxicology studies and drug product for early stage clinical studies.

Clinical Supply Agreement with Cook Pharmica

        In October 2012, we entered into a clinical supply agreement with Cook Pharmica, LLC (Cook). Under the terms of the agreement, Cook agreed to produce and supply drug substance and drug product for use in our clinical studies and perform related services, and we granted to Cook, its affiliates and subcontractors a non-exclusive license to use certain of our intellectual property and confidential information for the purpose of performing obligations under the agreement. Cook is currently performing services related to the manufacture under current good manufacturing practices (cGMP) of drug substance of XmAb7195 under the agreement.

        We pay for services performed and drug substance provided by Cook under the agreement pursuant to project plans entered into from time to time. In addition, we are required to reimburse Cook for all pass-through and out-of-pocket costs specified in each project plan, plus an additional percentage mark-up on certain of such costs, which percentage is in the low double digits.

        Absent early termination, the agreement will terminate five years after the effective date, provided that the agreement will automatically renew for an additional two-year term. Cook has the unilateral right to terminate the agreement upon 180 days prior written notice to us. Either party may terminate the agreement upon written notice to the other party in the event of the other party's insolvency or the other party's material breach of the agreement if such breach remains uncured for 15 days in the case of a payment related breach or 30 days in the case of a non-payment related breach.

Development and Manufacturing Services Agreement with Catalent

        In September 2005, we entered into a development and manufacturing services agreement (the Catalent Manufacturing Agreement) with Catalent Pharma Solutions LLC (formerly Cardinal Health PTS, LLC) (Catalent). Under the terms of the agreement, Catalent may, from time to time, provide development and manufacturing services for us related to our XmAb technology. Catalent is currently performing services related to the manufacture under cGMP of drug substance of XmAb5871 under the agreement. We pay for services performed by Catalent under the agreement pursuant to statements of work entered into from time to time.

        Under the terms of the agreement, if Catalent develops one or more cell lines using its proprietary GPExgene product expression technology (GPEx Technology) in the course of performing services under the agreement, we have the option to license any such cell line for non-cGMP research for a license fee of $30,000 per year for a period of up to 10 years and on other terms to be agreed upon by Catalent and us. In addition, we have the option to license any cell line developed by Catalent in the course of performing services under the agreement that incorporates the GPEx Technology for use in the production of clinical and commercial supplies of gene expression products by us or any of our manufacturers for 10 years for an upfront fee that ranges between $0 and $0.3 million per cell line, an annual license fee of $30,000, and development and regulatory milestones up to as much as an aggregate of $3.1 million per cell line licensed, and on other terms to be agreed upon by Catalent and us.

        This agreement will remain in effect unless either party terminates it in accordance with its terms. We may unilaterally terminate the agreement or activities under any statement of work entered into pursuant to the agreement upon 90 days written notice to Catalent. Catalent may unilaterally terminate the agreement upon 24 months written notice to us. Either party may terminate the agreement upon written notice to the other party upon the other party's insolvency or the other party's material breach of the agreement if such breach remains uncured for 30 days following notice thereof.

Cell Line Sale Agreement with Catalent

        In December 2011, we entered into a GPEx-derived cell line sale agreement with Catalent pursuant to which we purchased a cell line (the GPEx Cell Line) developed by Catalent under the Catalent Manufacturing Agreement for use in the manufacture of XmAb7195.

        As consideration for the purchase and sale of the GPEx Cell Line under the agreement, we paid an initial upfront fee of $125,000. In addition, we are required to pay an annual fee to Catalent and royalties based on a percentage of net sales for products that are derived from or utilize the GPEx Cell Line. Such percentage is less than 1.0%. We are also required to make payments to Catalent based upon the achievement of certain developmental and regulatory milestones totaling up to approximately $2.9 million.

        We have the unilateral right to terminate the agreement upon 30 days written notice to Catalent. In addition, either party may terminate the agreement upon written notice to the other party in the event of the other party's insolvency or the other party's material breach of the agreement if such breach remains uncured for 60 days following notice thereof. Absent early termination, the agreement will remain in effect. If we terminate the agreement without cause or if Catalent terminates the agreement for our material breach of the agreement, our ownership rights in the GPEx® Cell Line will automatically terminate, and title thereto will revert to Catalent.

Other Technology Licenses

        In addition to the product development partnerships and technology license agreement described above, we also enter into non-exclusive relationships whereby we license our intellectual property around a specific XmAb technology to a pharmaceutical or biotechnology company to use in one or more of their own products. By accessing our technology, our partners hope to improve the pharmacology of their antibodies and create potential commercial differentiation for their product candidates. Under these technology licenses, we generally grant rights to our licensees that are limited to the specific XmAb Fc domains that are required and also limited to a specific program or set of programs of the partner that are outside of our core strategic areas. This approach allows us to maintain control over the vast majority of the rights to our platform while still disseminating our technology for broad use. The plug-and-play nature of XmAb technology allows us to structure nearly all of these licenses without any work commitment on our part; hence, these licenses allow us to generate revenue to support our own internal programs with no additional obligations on our part. The revenue we generate from these licenses comes in the form of license fees, annual maintenance fees, milestone payments and royalties.

        Below is a table summarizing these technology licenses:

Licensee	Year	Xencor Technology	Indication	Milestones	Royalties	Current Development Stage
BI	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 trials (two candidates)
Janssen R&D, LLC	2009	Xtend	Autoimmune disease	Yes	Yes	preclinical
CSL Limited	2009	Cytotoxic	Oncology	Yes	Yes	Phase 1
CSL Limited	2013	Xtend	Hematological diseases	Yes	Yes	Preclinical
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Preclinical

Intellectual Property

        The foundation for XmAb technology and our product candidates and partnering is the generation and protection of intellectual property for novel antibody therapeutics. We combine proprietary computational methods for amino acid sequence design with laboratory generation and testing of new antibody compositions. Our design and engineering team prospectively assesses, with patent counsel, the competitive landscape with the goal of building broad patent positions and avoiding third-party intellectual property.

        As a pioneer in Fc domain engineering, we systematically scanned the structure of the Fc domain to discover Fc variants. We have filed patent applications relating to thousands of specific Fc domain variants with experimental data on specific improvements of immune function, pharmacokinetics, structural stability and novel structural constructs. We have filed additional patent applications derived from these applications as we discover new properties of the Fc variants and as new business opportunities arise. We continually seek to expand the intellectual property coverage of our technology and candidates, and invest in discovering new Fc domain technologies and antibody product candidates.

        As of December 31, 2013, our patent estate, on a worldwide basis, includes 176 issued patents (50 of which are in the United States) and over 196 pending patent applications (83 of which are in the United States) which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods, called the PDA, protein design platform. Of these patents and patent applications, 85 issued patents (22 of which are in the United States) and 122 pending patent applications (56 of which are in the United States) relate to our XmAb Fc domains, with claims directed to their incorporation into antibodies, Fc domain engineering and compositions of matter. These patents are expected to expire in the United States between 2023 and 2031. Our three lead product candidates are covered by issued U.S. composition of matter patents relating to both the XmAb Fc domains and the individual product candidates. The composition of matter patents relating to our lead product candidates are expected to expire in the United States between 2027 and 2030, one of which relates to XmAb5574/MOR208, two relate to XmAb5871 and two relate to XmAb7195.

        In addition to patent protection, we rely on trade secret protection and know-how to expand our proprietary position around our technology and other discoveries and inventions that we consider important to our business. We seek to protect this intellectual property in part by entering into confidentiality agreements with our employees, consultants, scientific advisors, clinical investigators and other contractors and also by requiring our employees, commercial contractors and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of certain discoveries or inventions made by them.

        Further, we seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We have obtained registrations for the Xencor trademark, as well as certain other trademarks, which we use in connection with our pharmaceutical research and development services and our clinical-stage products, including XmAb, PDA and Protein Design Automation. We currently have registrations for Xencor and PDA in the United States, Australia, Canada, the European Community and Japan, for Protein Design Automation in the United States, Australia, Canada and the European Community, and for XmAb in the United States, Australia and the European Community.

Manufacturing

        We have adopted a manufacturing strategy of contracting with third parties in accordance with cGMP for the manufacture of drug substance and product. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. XmAb5871 and XmAb7195 are produced by mammalian cell culture of a Chinese hamster ovary (CHO) cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. Contract manufacturers are subject to extensive governmental regulation. We have multiple potential sources for the manufacturing of XmAb5871 and XmAb7195.

        We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs. However, we do rely and expect to rely on a number of contract manufacturers to produce sufficient quantities of our product candidates for use in more lengthy preclinical research.

Competition

        We compete in an industry that is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our competitors include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. We compete with these parties for promising targets for antibody-based therapeutics, new technology for optimizing antibodies and in recruiting highly qualified personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities as well as greater financial, marketing and sales and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful than we may be in developing, commercializing and achieving widespread market acceptance. In addition, our competitors' products may be more effective or more effectively marketed and sold than any treatment we or our development partners may commercialize and may render our product candidates obsolete or noncompetitive before we can recover the expenses related to developing and commercializing any of our product candidates.

        Competition in autoimmune disease drug development is intense and includes multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of rheumatoid arthritis and autoimmune diseases, many of which are being developed or marketed by large multinational pharmaceutical companies such as GlaxoSmithKline plc, AbbVie Inc., Janssen Pharmaceuticals, Inc., Genentech Inc. and Amgen Inc. Benlysta is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus, although we believe that Rituxan is prescribed, off label, for this indication. Humira, Amgen's Enbrel (etanercept), Janssen Pharmaceuticals, Inc.'s Remicade (infliximab) and Simponi (golimumab), Orencia and Rituxan, among others, are approved for the treatment of rheumatoid arthritis. In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases.

        Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Novartis AG and AstraZeneca plc. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. In addition, we are aware that Novartis and Genentech each have an antibody targeting IgE in Phase 1 or 2 clinical development for asthma. Other monoclonal antibodies in development target cytokines such as IL-13, IL-4, IL-5, IL-9, GM-CSF or their receptors. Although these drugs function differently from our products, if successfully developed, these drugs will compete in the asthma market. We are not aware of any companies developing drugs that target FcgRIIb for the treatment of asthma.

        Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of NHL or other blood cancers. In addition, we are aware of a number of other companies with development stage programs that may compete with XmAb5574/MOR208 in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Regulatory Overview

        Our business and operations are subject to a variety of U.S. federal, state and local and foreign supranational, national, provincial and municipal laws, regulations and trade practices. The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion and export and import of our product candidate.

U.S. Government Regulation

  U.S. Drug Development Process

        In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA) (21 U.S.C. §301, et seq), its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our antibody product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA), to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U. S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA's refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA's current Good Laboratory Practices (GLP) regulations;

  •
  submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials in the United States may begin;

  •
  performance of adequate and well-controlled human clinical trials in accordance with the FDA's current good clinical practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;

  •
  submission to the FDA of a BLA;

  •
  satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA's cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

  •
  potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;

  •
  review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and

  •
  FDA review and approval of the BLA prior to any commercial marketing or sale.

        Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance, or for other reasons.

        Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and effectiveness. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with GCPs. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The product candidate is initially introduced into a limited population of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.

  •
  Phase 2.  The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.

  •
  Phase 3.  Clinical trials are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and safety in an expanded patient population (such as several hundred to several thousand) at geographically dispersed clinical trial sites. Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least 2 groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

        Post-approval studies, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication to further assess the biologic's safety and effectiveness after BLA approval. Phase 4 clinical trials can be initiated by the drug sponsor or as a condition of BLA approval by the FDA.

        Annual progress reports detailing the results of the clinical trials must be submitted to the FDA and written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects.

        Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

  U.S. Review and Approval Processes

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling and other relevant information are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The submission of a BLA is subject to the payment of substantial user fees.

        Once the FDA receives a BLA, it has 60 days to review the BLA to determine if it is substantially complete and the data is readable, before it accepts the BLA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has 12 months from submission in which to complete its initial review of a standard BLA and make a decision on the application and eight months from submission for a priority BLA, and such deadline is referred to as the PDUFA date. The FDA does not always meet its PDUFA dates for either standard or priority BLAs. The review process and the PDUFA date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA date.

        After the BLA submission is accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, strength, quality and purity. The FDA may refer applications for novel drug or biological products or drug or biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without an approved REMS, if required. A REMS can substantially increase the costs of obtaining approval.

        Before approving a BLA, the FDA can inspect the facilities at which the product is manufactured. The FDA will not approve the BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional clinical testing or information before a BLA can be approved.

        The FDA will issue a complete response letter if the agency decides not to approve the BLA. The complete response letter describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

        If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

  Post-Approval Requirements

        Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product's approved labeling (known as "off-label use"), industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA closely regulates the post-approval marketing and promotion of biologics, and although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.

        We will rely, and expect to continue to rely, on third-parties for the production of clinical and commercial quantities of our products. Our collaborators may also utilize third-parties for some or all of a product we are developing with such collaborator. Manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA's cGMP regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

  U.S. Patent Term Restoration and Marketing Exclusivity

        Depending upon the timing, duration and specifics of the FDA approval of our biologic product candidate, some of our U.S. patents may be eligible for limited patent term extension under the Drug

Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

        Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company's BLA. Specifically, the Biologics Price Competition and Innovation Act (BPCIA) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as "interchangeable" based on their similarity to existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holder. The BPCIA is complex and is only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty.

  U.S. Foreign Corrupt Practices Act

        The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

  Pharmaceutical Coverage, Pricing and Reimbursement

        Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payor programs at the federal and state levels, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

        The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates that we are developing and could adversely affect our net revenue and results.

        Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, and particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

  Healthcare Reform

        In the United States and foreign jurisdictions, there have been and continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, once they are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

        In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, PPACA) was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of PPACA of importance to the pharmaceutical and biotechnology industries are the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

  •
  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  new requirements under the federal Open Payments program, created under Section 6002 of PPACA and its implementing regulations, that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to the U.S. Department of Health and Human Services (HHS) information related to "payments or other transfers of value" made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and that applicable manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members, with data collection required beginning August 1, 2013, reporting to the Centers for Medicare & Medicaid Services (CMS) required by March 31, 2014 and by the 90th day of each subsequent calendar year, and disclosure of such information to be made by CMS on a publicly available website beginning in September 2014;

  •
  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

  •
  expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

  •
  a licensure framework for follow-on biologic products;

  •
  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

  •
  creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

  •
  establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

        In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee on Deficit Reduction did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Under the Budget Control Act of 2011, as amended, federal budget "sequestration" became effective in March 2013 and automatically reduced payments under various government programs, including for example certain Medicare provider and supplier reimbursement payments. Sequestration may have a material adverse effect on our customers and accordingly, our financial operations. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

  Other Healthcare Laws and Compliance Requirements

        In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti-Kickback Statute, as amended, the federal False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

        The federal Anti-Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The term "remuneration" is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the recently enacted PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payor, not only the Medicare and Medicaid programs in at least some cases, and do not contain safe harbors.

        The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug's label) and allegations as to misrepresentations with respect to the services rendered. Our future activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

        In addition, we may be subject to, or our marketing activities may be limited by, data privacy and security regulation by both the federal government and the states in which we conduct our business. For example, HIPAA and its implementing regulations established uniform federal standards for certain "covered entities" (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included expansion of HIPAA's privacy and security standards called the Health Information Technology for Economic and Clinical Health Act (HITECH) which became effective on February 17, 2010. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates"—independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions.

        There are also an increasing number of state "sunshine" laws that require manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives and prohibiting or limiting certain other sales and marketing practices. In addition, beginning in 2013, a similar federal requirement will require manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The government, in turn, will make reported information available to the public. These laws may adversely affect our sales, marketing and other activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

        Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Europe / Rest of World Government Regulation

        In addition to regulations in the United States, we, and our collaborators, will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales, marketing and distribution of our products.

        Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we and our collaborators may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of health information, such as the European Union's Directive 95/46 on the Protection of Individuals with regard to the Processing of Personal Data.

        If we, or our collaborators, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

        As of December 31, 2013, we had 30 employees, 28 of whom were full-time, 14 of whom hold Ph.D. or M.D. degrees, 21 of whom were engaged in research and development activities and 9 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

About Xencor

        We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge of the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

        We have a single operating segment and substantially all of our operating assets are located in the United States. For information regarding our revenue and research and development expenses for the last three fiscal years, see Item 7, 'Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Item 1A.    Risk Factors.

        Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

        We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net loss for the year ended December 31, 2013 was $60.3 million (including a $48.6 million loss on settlement of convertible notes) and a loss of $8.6 million and $11.2 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $227.6 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.

        We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our and our partners' success in:

  •
  completing clinical trials through all phases of clinical development of our current product candidates, XmAb5871 and XmAb7195, as well as the product candidates that are being developed by our partners and licensees;

  •
  seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;

  •
  launching and commercializing product candidates for which we obtain marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

  •
  identifying and developing new XmAb-engineered therapeutic antibody candidates;

  •
  establishing and maintaining supply and manufacturing relationships with third parties;

  •
  obtaining additional licensing and partnering opportunities, similar to our partnership with MorphoSys for XmAb5574/MOR208, with leading pharmaceutical and biotechnology companies;

  •
  achieving the milestones set forth in our agreements with our partners;

  •
  conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;

  •
  maintaining, protecting, expanding and enforcing our intellectual property; and

  •
  attracting, hiring and retaining qualified personnel.

        Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration (FDA), or foreign regulatory agencies, to perform studies and trials in addition to those that we currently anticipate, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. If one or more of the product candidates that we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing such product candidates. Even if we or our partners are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations, which may not be available to us on favorable terms, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.

        As of December 31, 2013, we had $78.0 million in cash and cash equivalents. Our revenue for the year ended December 31, 2013 was $10.2 million. We used $5.5 million of cash in operating activities during the year ended December 31, 2013. Our operations have used substantial amounts of cash since inception. Our research and development expenses were $17.0 million for the year ended December 31, 2013, and $12.7 million for each year ended December 31, 2012 and 2011, respectively. We expect our expenses to increase in connection with our ongoing development activities, including the continuation of our ongoing Phase 2a clinical trial of XmAb5871 in patients with rheumatoid arthritis, the initiation of additional clinical trials of XmAb5871, the submission of an investigational new drug application (IND) to the FDA for XmAb7195 to be followed by our first clinical trial of XmAb7195 and, continued development of our bi-specific drug candidates. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

        Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        We believe our existing cash, together with interest thereon, will be sufficient to fund our operations through the end of 2016. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our planned clinical trials for XmAb5871 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of either XmAb5871 or XmAb7195 or any future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

        The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb5871, XmAb7195 and XmAb5574/MOR208, our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

        Regulatory approval of a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional CMC data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

  •
  may not deem our product candidate to be adequately safe and effective;

  •
  may not find the data from our preclinical studies and clinical trials or CMC data to be sufficient to support a claim of safety and efficacy;

  •
  may not approve the manufacturing processes or facilities associated with our product candidate;

  •
  may conclude that we have not sufficiently demonstrated long-term stability of the formulation of the drug product for which we are seeking marketing approval;

  •
  may change approval policies or adopt new regulations; or

  •
  may not accept a submission due to, among other reasons, the content or formatting of the submission.

        Generally, public concern regarding the safety of drug and biologic products could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

        We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates.

        To market any biologics outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the drug may be marketed. Certain countries have a very difficult reimbursement environment and we may not obtain reimbursement or pricing approval, if required, in all countries where we expect to market a product, or we may obtain reimbursement approval at a level that would make marketing a product in certain countries not viable.

        If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

        Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (cGMPs), and current good clinical practices (cGCPs), for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

  •
  restrictions on the marketing or manufacturing of the product;

  •
  requirements to include additional warnings on the label;

  •
  requirements to create a medication guide outlining the risks to patients;

  •
  withdrawal of the product from the market;

  •
  voluntary or mandatory product recalls;

  •
  requirements to change the way the product is administered or for us to conduct additional clinical trials;

  •
  fines, warning letters or holds on clinical trials;

  •
  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

  •
  product seizure or detention, or refusal to permit the import or export of products;

  •
  injunctions or the imposition of civil or criminal penalties; and

  •
  harm to our reputation.

        Additionally if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of the therapy outweigh its risks, which may include, among other things, a medication guide outlining the risks for distribution to patients and a communication plan to health care practitioners.

        Any of these events could prevent us from achieving or maintaining market acceptance of the product or the particular product candidate at issue and could significantly harm our business, prospects, financial condition and results of operations.

        The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

        We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates.

        Patient enrollment is affected by other factors including:

  •
  the severity of the disease under investigation;

  •
  the patient eligibility criteria for the study in question;

  •
  the perceived risks and benefits of the product candidate under study;

  •
  our payments for conducting clinical trials;

  •
  the patient referral practices of physicians;

  •
  the ability to monitor patients adequately during and after treatment; and

  •
  the proximity and availability of clinical trial sites for prospective patients.

        For example, in our Phase 1a clinical trial of XmAb5871, which we completed in December 2012, delays in patient enrollment that were outside our control caused several weeks of delay that we did not predict at the outset of that clinical trial. Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and in delays to commercially launching our product candidates, if approved, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The manufacture of biopharmaceutical products, including XmAb-engineered antibodies, is complex and manufacturers often encounter difficulties in production. If we or any of our third-party manufacturers encounter any loss of our master cell banks or if any of our third-party manufacturers encounter other difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates for clinical trials or our products to patients, once approved, the development or commercialization of our product candidates could be delayed or stopped.

        The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers must comply with cGMP regulations and guidelines. Manufacturers of biopharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

        All of our XmAb engineered antibodies are manufactured by starting with cells which are stored in a cell bank. We have one master cell bank for each antibody manufactured in accordance with cGMP and multiple working cell banks and believe we would have adequate backup should any cell bank be lost in a catastrophic event. However, it is possible that we could lose multiple cell banks and have our manufacturing severely impacted by the need to replace the cell banks.

        We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Additionally, our manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products and could have a material adverse effect on our business, prospects, financial condition and results of operations.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

        Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us, our collaborators, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

        In our Phase 1a clinical trial of XmAb5871, for example, some subjects reported mild to severe gastrointestinal symptoms including nausea, vomiting, abdominal pain, abdominal discomfort, epigastric discomfort (upper stomach pain) and diarrhea. As of December 31, 2013, one patient in our on-going Phase 1b clinical trial of XmAb5871 experienced an infusion related reaction with hypotension and other adverse events that have been reported by investigators include nausea, vomiting, fever-increased temperature, headache and bronchitis. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 could suffer significant negative consequences. We cannot predict if additional types of adverse events or more serious adverse events will be observed in future clinical trials of XmAb5871, XmAb7195 or any future product candidate.

        In addition, we observed detectable levels of immunogenicity, or the creation by the immune system of anti-XmAb5871 antibodies, in 44% of subjects receiving XmAb5871 in the Phase 1a clinical trial. While a common occurrence for antibody therapies, immunogenicity to XmAb5871 or any of our other product candidates could neutralize the therapeutic effects of XmAb5871 or such other candidates and/or alter their pharmacokinetics, which could have a material adverse effect on the effectiveness of our product candidates and on our ability to commercialize them.

We may not be successful in our efforts to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products.

        We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on three properties: immune inhibition, cytotoxicity and extended half-life. This platform has led to our three lead product candidates, XmAb5871, XmAb7195 and XmAb5574/MOR208 as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

        The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies, universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than any product candidate that we are currently developing or that we may develop.

        We face intense competition in autoimmune disease drug development from multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of rheumatoid arthritis and autoimmune diseases many of which are being developed or marketed by large multinational pharmaceutical companies such as GlaxoSmithKline plc, AbbVie Inc., Janssen Pharmaceuticals, Inc., Roche/Genentech Inc. and Amgen Inc. GlaxoSmithKline's Benlysta (belimumab) is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus although we believe that Biogen Idec/Genentech's Rituxan (rituximab) is prescribed, off label, for this indication. Pfizer's Xeljanz (tofacitinib), AbbVie's Humira (adalimumab), Amgen's Enbrel (etanercept), Janssen Pharmaceuticals, Inc.'s Remicade (infliximab) and Simponi (golimumab), Bristol-Myers Squibb's Orencia (abatacept) and Rituxan, among others, are approved for the treatment of rheumatoid arthritis. In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases.

        Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Roche/Genentech, Novartis AG and AstraZeneca plc. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. In addition, Novartis and Genentech each have an antibody targeting IgE in Phase 1 or 2 clinical development for asthma.

        Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of non-Hodgkin lymphomas or other blood cancers.

        Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

  •
  discover and develop products that are superior to other products in the market;

  •
  attract qualified scientific, product development and commercial personnel;

  •
  obtain and maintain patent and/or other proprietary protection for our products and technologies;

  •
  obtain required regulatory approvals; and

  •
  successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new products.

        The availability and price of our competitors' products could limit the demand, and the price we are able to charge, for any of our product candidates, if approved. We will not achieve our business plan if acceptance is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or choose to reserve our products for use in limited circumstances.

        Established biopharmaceutical companies may invest heavily to accelerate discovery and development of products that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business. We will not be able to successfully commercialize our product candidates without establishing sales and marketing capabilities internally or through collaborators.

Risks Relating to Our Dependence on Third Parties

Our existing partnerships are important to our business, and future partnerships may also be important to us. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.

        Because developing biologics products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we have entered into partnerships, and may seek to enter into additional partnerships, with companies that have more resources and experience than us, and we may become dependent upon the establishment and successful implementation of partnership agreements.

        Our partnership and license agreements include those we have announced with Amgen, MorphoSys, Boehringer Ingelheim and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

  •
  collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships;

  •
  collaborators may not perform their obligations as expected;

  •
  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators' strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

  •
  collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

  •
  collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

  •
  a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

  •
  disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

  •
  while we have generally retained the right to maintain and defend our intellectual property under our agreements with collaborators, certain collaborators may not properly maintain or defend certain of our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information;

  •
  collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

  •
  collaborators may learn about our technology and use this knowledge to compete with us in the future;

  •
  results of collaborators' preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;

  •
  there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and

  •
  the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.

        If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, or in the case of Amgen, elects not to exercise its option under our agreement, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.

        Our partnership agreements generally grant our collaborators exclusive rights under certain of our intellectual property, and may therefore preclude us from entering into partnerships with others relating to the same or similar compounds, indications or diseases. In addition, partnership agreements may place restrictions or additional obligations on our ability to license additional compounds in different indications, diseases or geographical locations. If we fail to comply with or breach any provision of a partnership agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Many of our collaborators also have the right to terminate the partnership agreement for convenience. If a partnership agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

        There is no assurance that a collaborator who is acquired by a third party would not attempt to change certain contract provisions that could negatively affect our partnership. The acquiring company may also not accept the terms or assignment of our contracts and may seek to terminate the agreements. Any one of our partners could breach covenants, restrictions and/or sub-license agreement provisions leading us into disputes and potential breaches of our agreements with other partners.

        We may in the future determine to partner with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a partnership will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed partnership and the proposed collaborator's evaluation of a number of factors. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business, prospects, financial condition and results of operations may be materially and adversely affected.

We rely upon third-party contractors and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

        We outsource certain functions, tests and services to contract research organizations (CROs), medical institutions and collaborators as well as outsourcing manufacturing to collaborators and/or contract manufacturers, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We also have engaged, and may in the future engage, a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, biologic supply or services as agreed upon or in a quality fashion and we could suffer significant delays in the development of our products or processes.

        In some cases there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could be significantly increased over time. We rely on third parties and collaborators as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities. Our reliance on these parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with GCP regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture under GMP conditions. Preclinical or clinical studies may not be performed or completed in accordance with Good Laboratory Practices (GLP) regulatory requirements or our trial design. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

        We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third-party manufacturing partners, Catalent Pharma Solutions LLC (Catalent) and Cook Pharmica, LLC (Cook) for the production of XmAb5871 and XmAb7195, respectively, and Cook and third parties for fill and testing services, pursuant to agreements with each. Either Catalent or Cook may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us.

        In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of either Catalent or Cook and are currently completely dependent on each of Catalent and Cook for the production of XmAb5871 and XmAb7195 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent or Cook would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for either XmAb5871 and XmAb7195 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidates, if and when approved. If we are unable to obtain a license agreement from Catalent for the manufacture of XmAb5871, if we are unable to enter into commercial supply agreements with third-party suppliers or if any such third-party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

        We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871 and XmAb7195, we have not entered into a commercial supply agreement with either Catalent or Cook and neither has demonstrated that it will be capable of manufacturing XmAb5871 and XmAb7195 on a large commercial scale. We might be unable to identify manufacturers for commercial supply on acceptable terms or at all. Moreover, our existing license with Catalent to use certain technology and know-how in the production of our XmAb5871 product candidate only applies for so long as manufacturing services are provided by Catalent. We expect to move manufacturing services to another contract manufacturing organization or to Amgen if they exercise their option for XmAb5871, to support late-stage clinical trials for XmAb5871 as well as commercial supplies which would require negotiation of a license from Catalent. We expect to be able to finalize such a license agreement with Catalent for XmAb5871 in due course. However, we can provide no assurances as to when such a license agreement will be executed or if it will be executed at all. If we, or our collaborator Amgen, are not able to secure a commercial license from Catalent, or not able to obtain a commercial license on acceptable terms, we may be required to change the manufacturing process for XmAb5871. A change to the manufacturing process for XmAb5871 would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late-stage clinical development and commercialization of XmAb5871 by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

        If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities' strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third-party manufacturers to manufacture XmAb5871 and XmAb7195 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

        Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2013, we held 22 issued U.S. patents and 56 pending U.S. patent applications related to our XmAb technology platform. We have also filed and are actively pursuing additional patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

  •
  we may fail to seek patent protection for inventions that are important to our success;

  •
  our pending patent applications may not result in issued patents;

  •
  we cannot be certain that we are the first to invent the inventions covered by pending patent applications or that we were the first to file such applications and, if we are not, we may be subject to priority disputes;

  •
  we may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications;

  •
  we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;

  •
  we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a certain country. We, our collaborators or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;

  •
  the claims of our issued patents or patent applications when issued may not cover our product candidates;

  •
  no assurance can be given that our patents would be declared by a court to be valid or enforceable or that a competitor's technology or product would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the PTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;

  •
  there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim;

  •
  third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;

  •
  there may be dominating patents relevant to our product candidates of which we are not aware;

  •
  our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel. Opinions from such patent counsel or lawyers may not be correct or may be based on incomplete facts;

  •
  obtaining regulatory approval for biopharmaceutical products is a lengthy and complex process, and as a result, any patents covering our product candidates may expire before, or shortly after such product candidates are approved and commercialized;

  •
  the patent and patent enforcement laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed; and

  •
  we may not develop additional proprietary technologies that are patentable.

        Any of these factors could hurt our ability to gain full patent protection for our products. Registered trademarks and trademark applications in the United States and other countries are subject to similar risks as described above for patents and patent applications, in addition to the risks described below.

        Many of our product development partnership agreements are complex and may call for licensing or cross-licensing of potentially blocking patents, know-how or intellectual property. Due to the potential overlap of data, know-how and intellectual property rights there can be no assurance that one of our collaborators will not dispute our right to use, license or distribute data, know-how or other intellectual property rights, and this may potentially lead to disputes, liability or termination of a program. There are no assurances that our actions or the actions of our collaborators would not lead to disputes or cause us to default with other collaborators. For example, we may become involved in disputes with our collaborators relating to the ownership of intellectual property developed in the course of the partnership. We also cannot be certain that a collaborator will not challenge the validity or enforceability of the patents we license.

        We cannot be certain that any country's patent and/or trademark office will not implement new rules which could seriously affect how we draft, file, prosecute and/or maintain patents, trademarks and patent and trademark applications. We cannot be certain that increasing costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications will not restrict our ability to file for patent protection. For example, we may elect not to seek patent protection in certain jurisdictions or for certain inventions in order to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

        We currently rely, and may in the future rely, on certain intellectual property rights licensed from third parties to protect our technology. In particular, we have licensed and sublicensed certain intellectual property relating to our Xtend technology from a third party. Under our license, we have no right to control patent prosecution of this intellectual property or to enforce the patents, and as such the licensed rights may not be adequately maintained by the licensors. The termination of this or other licenses could also prevent us from commercializing product candidates covered by the licensed intellectual property.

        Furthermore, the research resulting in the in-licensed patents was developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights ("march-in rights") to intellectual property embodied in our Xtend products. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. Circumstances that trigger march-in rights include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. The U.S. government also has the right to use and disclose, without limitation, scientific data relating to licensed technology that was developed in whole or in part at government expense. The government funding agency can elect to exercise these march-in rights on their own initiative or at the request of a third party.

        We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. No assurance can be given that any of our trademark applications will be registered in the United States or elsewhere, or that the use of any registered or unregistered trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA and regulatory authorities in other countries have their own process for drug nomenclature and their own views concerning appropriate proprietary names. No assurance can be given that the FDA or any other regulatory authority will approve of any of our trademarks or will not request reconsideration of one of our trademarks at some time in the future. The loss, abandonment, or cancellation of any of our trademarks or trademark applications could negatively affect the success of the product candidates to which they relate.

If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

        We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and/or our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

We may be required to reduce the scope of our intellectual property due to third-party intellectual property claims.

        Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 15, 2013 to the U.S. patent laws under the America Invents Act resulted in the United States changing from a "first to invent" country to a "first to file" country. As a result, we may lose the ability to obtain a patent if a third party files with the PTO first and could become involved in proceedings before the PTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

        Furthermore, recent changes in U.S. patent law under the America Invents Act allows for post-issuance challenges to U.S. patents, including ex parte reexaminations, inter parte reviews and post-grant oppositions. There is significant uncertainty as to how the new laws will be applied and if our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the European Union, also have post grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.

Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.

        Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued U.S. patents and patent applications owned by Genentech that may relate to and claim components of certain of our product candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208 or their manufacture. We believe that these patents and patent applications will expire in the United States in 2020 and 2021, respectively, but it is possible that the terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the "safe harbor" of non-infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. Furthermore, while we believe that claims in these patents are either invalid or not infringed, we cannot assure you that if we were sued for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

        In addition, as the biopharmaceutical industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Our products may infringe or may be alleged to infringe these patents. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patents that may cover our technologies, our product candidates or their use. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

        If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management's time and attention in pursuing these proceedings, which could have a material adverse effect on us.

        Any such claims are likely to be expensive to defend, and some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

        If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle litigation or in order to resolve disputes prior to litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial royalty payments. We could also be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Our intellectual property may be infringed upon by a third party.

        Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent's claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain products by us.

There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

        We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees' former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

Risks Related to Employee Matters and Managing Growth and Other Risks Related to Our Business

We are subject to competition for our skilled personnel and may experience challenges in identifying and retaining key personnel that could impair our ability to conduct and grow our operations effectively.

        Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. We are highly dependent on our current management team, whose services are critical to the successful implementation of our product candidate development and regulatory strategies. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

        Despite our efforts to retain valuable employees, members of our management team may terminate their employment with us at any time, with or without notice. Further, we do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of our executive officers and our inability to find suitable replacements could harm our business, financial condition, prospects and ability to achieve the successful development or commercialization of our product candidates. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel at all levels.

        We may experience growth in the number of our employees and the scope of our operations, especially in clinical development. This growth will place a significant strain on our management, operations and financial resources, and we may have difficulty managing this future potential growth. Moreover, no assurance can be provided that we will be able to attract new employees to assist in our growth. Many of the other biotech and pharmaceutical companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. We also may employ consultants or part-time and contract employees. There can be no assurance that these individuals are retainable. While we have been able to attract and retain skilled and experienced personnel and consultants in the past, no assurance can be given that we will be able to do so in the future.

We may become subject to the risk of product liability claims.

        We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we or our partners commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

  •
  decreased demand for our products due to negative public perception;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial participants or difficulties in recruiting new trial participants;

  •
  initiation of investigations by regulators;

  •
  costs to defend or settle the related litigation;

  •
  a diversion of management's time and our resources;

  •
  substantial monetary awards to trial participants or patients;

  •
  product recalls, withdrawals or labeling, marketing or promotional restrictions;

  •
  loss of revenues from product sales; and

  •
  the inability to commercialize any of our product candidates, if approved.

        We may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third-party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry $5 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, or to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, and our reputation.

        In addition, during the course of our operations our directors, executives, and employees may have access to material, nonpublic information regarding our business, our results of operations, or potential transactions we are considering. We may not be able to prevent a director, executive, or employee from trading in our common stock on the basis of, or while having access to, material, nonpublic information. If a director, executive, or employee was to be investigated or an action was to be brought against a director, executive, or employee for insider trading, it could have a negative impact on our reputation and our stock price. Such a claim, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

We may be vulnerable to disruption, damage and financial obligation as a result of system failures.

        Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators' or in third-party service vendors' operations could result in a material disruption of our drug discovery and development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners' regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our business involves the controlled use of hazardous materials and as such we are subject to environmental and occupational safety laws. Continued compliance with these laws may incur substantial costs and failure to maintain compliance could result in liability for damages that may exceed our resources.

        Our research, manufacturing and development processes, and those of our third-party contractors and partners, involve the controlled use of hazardous materials. We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. We are not insured against this type of liability. We may be required to incur significant costs to comply with environmental laws and regulations in the future, and our operations, business or assets may be materially adversely affected by current or future environmental laws or regulations or any liability thereunder.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

        Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $14.41. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

  •
  adverse results or delays in clinical trials;

  •
  inability to obtain additional funding;

  •
  any delay in filing a BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA's review of that BLA;

  •
  failure to successfully develop and commercialize our product candidates;

  •
  changes in laws or regulations applicable to our products;

  •
  inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;

  •
  adverse regulatory decisions;

  •
  introduction of new products or technologies by our competitors;

  •
  failure to meet or exceed product development or financial projections we provide to the public;

  •
  the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

  •
  announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

  •
  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

  •
  additions or departures of key scientific or management personnel;

  •
  significant lawsuits, including patent or stockholder litigation;

  •
  changes in the market valuations of similar companies;

  •
  sales of our common stock by us or our stockholders in the future; and

  •
  trading volume of our common stock.

        In addition, the stock market in general, and the NASDAQ Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

        In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management's attention and resources, which could harm our business.

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        As of December 31, 2013 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 54.3% of our voting stock. Further, John S. Stafford III, one of our directors, beneficially owns approximately 25.0% of our voting stock and his family members beneficially own approximately an additional 10.4% of our voting stock.

        Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including:

  •
  being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure;

  •
  not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

  •
  not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;

  •
  reduced disclosure obligations regarding executive compensation; and

  •
  exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

        We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our recently completed initial public offering, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

        Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

        We cannot predict if investors will find our common stock less attractive because we are an emerging growth company. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through licensing may require us to relinquish rights to our technology or product candidates.

        To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through product development partnerships and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we are unable to obtain additional funding on required timelines, we may be required to (1) seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; (2) relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail one or more of our research or development programs or cease operations altogether. Additional funding may not be available to us on acceptable terms, or at all.

The clinical development stage of our operations may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

        Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We are conducting a Phase 1b/2a clinical trial for XmAb5871, but have not completed any late stage clinical trials for this or any other product candidate. We have not yet demonstrated our ability to successfully complete any

Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

        In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

        We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We have identified material weakness and significant deficiencies in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2013, we concluded that there were a material weakness and significant deficiencies in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company's financial reporting.

        The material weakness our independent registered public accounting firm identified related to revenue recognition as it relates to properly recording negotiated terms and conditions in our product development partnerships and license agreements and the misapplication of GAAP with respect to the timing of the recognition of revenue for such agreements. The significant deficiencies related to adjustments to stock-based compensation and additional paid-in capital, although the amounts were individually and in the aggregate not material.

        In an attempt to remediate our resource weakness and the significant deficiencies, we have hired additional finance and accounting personnel to augment our accounting staff and to provide more resources for complex GAAP accounting matters. In an attempt to remediate our revenue recognition weakness, we have reviewed our revenue recognition policies and procedures, hired personnel with experience with respect to such policies and procedures and devoted additional resources to our revenue recognition. However, we cannot assure you that these efforts will remediate our material weaknesses or significant deficiency in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses and our significant deficiency, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and our stock price may decline as a result.

        In addition, even if we remediate our material weakness, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff. If we fail to adequately staff our accounting and finance function to remediate our material weaknesses and our significant deficiencies or otherwise to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal control over financial reporting, any new or recurring material weakness could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

        If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our prospectus lapse, the trading price of our common stock could decline. Based on shares of common stock outstanding as of December 31, 2013, we have outstanding a total of 31,354,467 shares of common stock. Of these shares, only the 14,639,500 shares of common stock sold in our IPO are freely tradable without restriction in the public market. The underwriters from our IPO, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

        We expect that the lock-up agreements pertaining to the IPO will expire 180 days from the date of our prospectus, December 3, 2013. After the lock-up agreements expire, up to an additional 16,692,576 shares of common stock will be eligible for sale in the public market, under Rule 144 or Rule 701, subject to the volume limitations, manner of sale and notice provisions. In addition, 1,794,214 shares of common stock that are subject to outstanding options as of December 31, 2013 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        The holders of 16,651,404 shares of our common stock, or approximately 53.1% of our total outstanding common stock as of December 31, 2013, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

        We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

        Pursuant to our 2013 equity incentive plan (2013 plan), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 plan each year. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. With our recent sale of common stock in an initial public offering which was completed in December 2013, we believe that we triggered an "ownership change" limitation and our net operating losses and tax credit carryforwards may be limited as a result. The limitation could result in the expiration of certain of our tax credits and limited the amount of our net operating losses, which could potentially result in increased future tax liability to us.

        We may also experience ownership changes in the future as a result of future offerings and other subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

        We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.

        Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

  •
  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

  •
  eliminating the ability of stockholders to call a special meeting of stockholders; and

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

        These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board of Directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Requirements associated with being a public reporting company will continue to increase our costs significantly, as well as divert significant company resources and management attention.

        We have only been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management, and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis

        Further, the listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors' and officers' insurance, on acceptable terms.

        In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

        Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our principal laboratory and administrative facilities are located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease approximately 24,000 square feet of laboratory and office space in Monrovia, California under a lease that expires April 30, 2015. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock began trading on The NASDAQ Global Market on December 3, 2013 under the symbol "XNCR." Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

        On March 14, 2014, the closing price for our common stock as reported on the NASDAQ Global Select market was $13.90. The following table sets forth the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2013
Fourth Quarter (commencing December 3, 2013)	$10.90	$5.75

Holders of Record

        As of March 14, 2014, we had 31,361,444 shares of common stock outstanding held by approximately 412 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

        The following graph shows a comparison from December 3, 2013 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2013 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 3, 2013 and assumes reinvestment of the full amount of all dividends, if any.. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

        The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

        During the fiscal year ended December 31, 2013, we issued and sold the following unregistered securities (excluding those previously disclosed in a Current Report on Form 8-K):

  •
  (1) In June 2013 and September 2013, pursuant to the Series A-1 Preferred Stock Purchase Agreement, we issued and sold an aggregate of 7,352,940 shares of Series A-1 convertible preferred stock to accredited investors at a purchase price of $1.36 per share, for an aggregate purchase price of $9,999,998.

  •
  (2) From January 1, 2013 through December 1, 2013, we granted stock options under our 2010 Equity Incentive Plan to purchase aggregate of 502,062 shares of common stock at an exercise price of $4.25 per share to certain directors, officers, employees and consultants.

  •
  (3) On December 3, 2013 we granted stock options under our 2013 Equity Incentive Plan to purchase 15,000 shares of common stock at an exercise price of $5.50 to a director.

The offers, sales and issuances of the securities described in paragraph (1) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) (or Regulation D promulgated thereunder), in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in these transactions.

        The sales and issuances of securities described in paragraph (2) above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

        On December 2, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333-191689) that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million

        As of December 31, 2013, we have invested the net proceeds from our Initial Public Offering and the concurrent private placement in, interest-bearing money market accounts. We intend to use the net proceeds of our initial public offering to fund the clinical development of XmAb5871 and XmAb7195, product candidate discovery, technology development, patent prosecution activities, working capital and other general corporate purposes. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials and other studies, as well as any strategic partnerships that we may enter into with third parties for our drug candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from our IPO and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None.

Item 6.    Selected Financial Data.

        The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except per share amounts.

	Year Ended December 31,
	2013	2012	2011
Statement of Operations Data:
Revenues	$10,172	$9,524	$6,849
Operating expenses:
Research and development	17,000	12,668	12,663
General and administrative	3,692	3,086	3,638

Total operating expenses	20,692	15,754	16,301

Loss from operations	(10,520)	(6,230)	(9,452)
Other income (expenses)
Interest income	14	11	34
Interest expense	(1,213)	(2,461)	(1,850)
Other income (expense)	16	86	65
Loss on settlement of notes(1)	(48,556)	—	—

Total other income (expenses), net	(49,739)	(2,364)	(1,751)

Net loss	(60,259)	(8,594)	(11,203)
Net deemed contribution on exchange and sale of preferred stock(2)	144,765	—	—

Net income (loss) per share attributable to common stockholders(3):	$84,506	$(8,594)	$(11,203)

Basic	$34.18	$(118.86)	$(154.95)

Diluted	$(3.85)	$(118.86)	$(154.95)

Weighted average shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	2,472,581	72,302	72,302

Diluted	15,645,789	72,302	72,302

(1)
See Note 2 to our Annual Financial Statements appearing elsewhere in this document for a description of the adjustment to net loss resulting from exchange of convertible notes for preferred stock.

(2)
See Note 2 to our Annual Financial Statements appearing elsewhere in this document for a description of the deemed contribution on exchange and sale of preferred stock.

(3)
See Notes 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted loss per common share.

	As of December 31, (in thousands)
	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$77,975	$2,312
Working capital (deficit)	70,615	(22,640)
Patents, licenses, and other intangible assets, net	8,814	8,460
Total assets	87,315	11,659
Deferred revenue, less current portion	6,302	5,672
Convertible preferred stock	—	146,766
Total stockholders' equity (deficit)	$73,533	(166,268)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis together with "Item 6. Selected Financial Data" and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption "Item 1A. Risk Factors."

Overview

        We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next-generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains. We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity or extending circulating half-life, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb-engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.

        Our business strategy is based on the plug-and-play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing multiple revenue streams that require no further resources from Xencor. There are currently five antibody product candidates in clinical trials that have been engineered with XmAb technology, including four candidates being advanced by licensees and development partners. At present, our XmAb technology platform is protected by 22 issued U.S. patents and 56 U.S. patent applications, in addition to foreign counterparts.

        We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004.

        We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of our convertible preferred stock, sale of convertible promissory notes and through payments generated from our product development partnership and licensing arrangements.

        We have incurred losses in each year since our inception. Our net losses were $60.3 million, $8.6 million and $11.2 million for years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $227.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations, as well, as a $48.6 million loss in 2013 related to the settlement of notes.

        We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

  •
  continue clinical development of our XmAb5871 program pursuant to our collaboration and option agreement with Amgen, Inc. (Amgen), which will require additional expenditures for clinical trials and toxicology studies to support the clinical trials, including the manufacture of additional supply of the product candidate;

  •
  continue development of our XmAb7195 program, which will require expenditures for clinical trials and toxicology studies to support the clinical trials, including the manufacture of additional supply of the product candidate;

  •
  continue research expenditures in developing and advancing our pre-clinical programs and investing in improving our antibody discovery platform and technologies; and

  •
  provide general and administrative support for our operations.

Key Company Milestones

        XmAb5871.    In December 2010, we entered into a Collaboration and Option Agreement with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate and received an $11.0 million upfront payment. For more information on our agreement with Amgen, see the section entitled "Product Development Partnerships, Other Commercial Agreements and Technology Licenses" beginning on page 15 of this Annual Report. In January 2013, we initiated a Phase 1b/2a clinical trial for XmAb5871 and received a $2.0 million milestone payment. We expect to have preliminary results from the Phase 1b/2a trial treating patients with rheumatoid arthritis with active disease on stable non-biologic DMARD therapy in the second half of 2014. We expect to initiate the Phase 2b proof-of-concept trial in the first half of 2015 and complete the trial and deliver the clinical trial package to Amgen in 2017, following which Amgen will have 90 days to review the data and exercise its option.

        XmAb7195.    We expect to file an investigational new drug application (IND) with the FDA for our XmAb7195 program in the first half of 2014 and to begin dosing subjects in a Phase 1a clinical trial. We expect to complete the initial Phase 1a clinical trial at the end of 2014. Further, we plan on initiating a Phase 1b clinical trial of XmAb7195 in healthy volunteers and in patients with mild-to-moderate asthma in early 2015.

        XmAb5574/MOR208.    In June 2010, we entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys) for the worldwide rights to our XmAb5574/MOR208 product candidate, for which we received an upfront payment of $13.0 million in July 2010. MorphoSys initiated a Phase 2 clinical trial with XmAb5574/MOR208 in May 2013, treating patients with non-Hodgkin lymphoma (NHL) and a second Phase 2 clinical trial in April 2013 to treat patients with acute lymphoblastic leukemia (ALL) . In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator-sponsored trial in chronic lymphocytic leukemia (CLL) in combination with lenalidomide began in January 2014For more information on our agreement with MorphoSys, see the section entitled "Product Development Partnerships, Other Commercial Agreements and Technology Licenses" beginning on page 15 of this Annual Report.

        Preferred Stock Financing and Note Conversion Agreement    From our inception in 1998 through 2007, we completed the sale of five rounds of convertible preferred stock: Series A, Series B, Series C, Series D and Series E convertible preferred stock (Preferred Series A - E) for total proceeds of $146.8 million, which amount is classified as mezzanine equity as of December 31, 2012. In 2009 and 2010, we sold a total of $15.1 million of convertible promissory notes (the Notes) to our existing preferred stockholders. The Notes originally carried an interest rate of 10.0% per annum and originally matured within 12 months of issuance. In 2011, the Notes were amended to extend the maturity date to December 31, 2012 and to increase the interest rate on the Notes to 12.5% per annum. In 2012 and 2013, the Notes were amended on multiple occasions to subsequently extend the maturity date to March 31, 2013, April 15, 2013 and finally to June 15, 2013. The Notes provided that, upon a change of control or other liquidation event, the outstanding principal and accrued interest of the Notes would be converted into shares of our Series E-1 convertible preferred stock, at a per share price of $2.41, which would be entitled to payment of a liquidation preference equal to three times such per share price in priority to any liquidation payments to be made to any other series of convertible preferred stock or common stock. The principal amount of the Notes, together with accrued and unpaid interest, was $20.9 million as of December 31, 2012 and was shown as a current liability on our balance sheet for such date.

        In June 2013, our Board of Directors and the requisite holders of the Notes and requisite preferred stockholders agreed to a series of transactions to exchange the Notes and existing Preferred Series A - E for a new class of preferred stock, the Series A-1 convertible preferred stock, and also authorized the sale of up to $10.0 million of Series A-1 convertible preferred stock to existing stockholders. The transaction was completed in the following steps:

  •
  an exchange of the outstanding principal due on the Notes for shares of Series A-1 convertible preferred stock and cancellation of the accrued and unpaid interest thereon, pursuant to a Note Conversion Agreement;

  •
  an exchange of the current outstanding shares of Preferred Series A - E for Series A-1 convertible preferred stock pursuant to the operation of provisions in our certificate of incorporation, which was amended and restated in connection with this series of transactions;

  •
  the sale of an additional $7.6 million in Series A-1 convertible preferred stock to existing stockholders that closed in June 2013;

  •
  the conversion of certain shares of Series A-1 convertible preferred stock into shares of Series A-2 convertible preferred stock at a conversion rate of 1 for 3, pursuant to a mandatory conversion provision in our amended and restated certificate of incorporation; and

  •
  the sale of an additional $2.4 million in Series A-1 convertible preferred stock to existing stockholders that closed in September 2013.

        The primary business purpose for this series of transactions was to raise an additional $10.0 million of capital from the sale of shares of our Series A-1 convertible preferred stock (the Financing). The exchange of Notes, cancellation of interest, restatement of our certificate of incorporation to effect the exchange of Preferred Series A - E for Series A-1 convertible preferred stock and the conversion of certain shares of Series A-1 convertible preferred stock for shares of Series A-2 convertible preferred stock were each negotiated aspects of, and conditions to, the Financing. When considering the terms for the Financing, our Board of Directors took these conditions into account and, ultimately, determined that the Financing was in the best interests of the Company and our stockholders.

        Subsequent to approval of the Financing by our Board of Directors, the requisite stockholders and holders of the Notes also approved this series of transactions.

        Under the terms of the Note Conversion Agreement, the total outstanding principal due on the Notes as of June 13, 2013 was exchanged for 45,902,321 shares of Series A-1 convertible preferred stock, 5,303,597 of which were subsequently converted into 1,766,097 shares of Series A-2 convertible preferred stock. We determined that the per share fair value of the shares of Series A-1 convertible preferred stock issued under the Note Conversion Agreement was $1.54 and the total fair value of the shares of Series A-1 convertible preferred stock was $70.7 million and we recognized a loss on the exchange of $48.6 million for the difference in the fair value of the shares of Series A-1 convertible preferred stock and the carrying value of the Notes as of June 13, 2013. The $48.6 million loss is reported on our Statement of Operations as a Loss on Settlement of Notes as an Other Expense for the twelve months ended December 31, 2013. Associated transaction costs of $41,000 related to the exchange were expensed.

        After the exchange of the Notes, the outstanding shares of Preferred Series A - E were exchanged for 1,977,137 shares of Series A-1 convertible preferred stock, 257,409 of which were subsequently converted into 85,717 shares of Series A-2 convertible preferred stock. We determined the fair value of the shares of Series A-1 convertible preferred stock issued to be $3.0 million and we recorded a deemed contribution to equity of $140.6 million (net of original issuance costs of $3.0 million) equal to the difference in the fair value of the shares issued and the carrying value of the existing shares of Preferred Series A - E.

        On June 26, 2013 we sold 5,586,510 additional shares of Series A-1 convertible preferred stock to existing stockholders for gross proceeds of $7.6 million at a purchase price of $1.36 per share. We determined that the fair value of the shares sold to be $8.6 million and we recorded a deemed dividend of $1.0 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. The $40,000 of transaction costs related to the sale was recorded against Additional Paid-in Capital and the shares of Series A-1 convertible preferred stock issued were recorded at their fair value on our balance sheet as of December 31, 2013.

        We determined that the fair value of the Series A-1 and Series A-2 convertible preferred stock as of June 26, 2013 was $1.54 and $0.58, respectively. We used the probability-weighted expected return method (PWERM) to determine the fair value of the shares of the Series A-1 and Series A-2 convertible preferred stock. PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

        On September 23, 2013 we sold 1,766,430 additional shares of Series A-1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A-1 convertible preferred stock sold to be $4.7 million, based on a per share fair value of $2.69, and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. We determined the fair value of the Series A-1 convertible preferred stock as of September 23, 2013 by estimating the enterprise value of the Company based on a projected offering price in an initial public offering. The Company filed a confidential registration on September 11, 2013 and estimated a per share price as of September 23, 2013 of $2.69 per share. Transaction costs of $34,000 related to the sale were recorded against Additional Paid-in Capital and the shares of Series A-1 convertible preferred stock were recorded at their fair value on our balance sheet.

        The outstanding shares of Series A-1 convertible preferred stock and Series A-2 convertible preferred stock had an aggregate liquidation preference of $150.0 million that increased at 6% per annum and was payable to the holders of Series A-1 convertible preferred stock and Series A-2 convertible preferred stock upon a sale or other liquidation of the Company.

        The Series A-1 convertible preferred stock and Series A-2 convertible preferred stock were convertible into shares of common stock on a 3.1 for 1 basis, subject to adjustment if we issue additional equity at a price per share that is less than the per share price of the Series A-1 convertible preferred stock and Series A-2 convertible preferred stock, as applicable. All of the outstanding Series A-1 convertible preferred stock and Series A-2 convertible preferred stock automatically converted into common stock effective as of the effectiveness of the registration statement.

        Because a deemed liquidation event and payment of the preferred stock liquidation preferences could occur outside the control of our management, we have classified all convertible preferred stock outside of stockholders' equity (deficit) for periods the shares remained outstanding at year-end.

        On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1-for-1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date.

        On December 3, 2013, our registration statement on Form S-1 related to our Initial Public Offering became effective and 49,671,392 shares of Series A-1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A-2 preferred stock converted into 597,359 shares of common stock.

Financial Operations Overview

Revenues

        To date, we have not generated any revenues from product sales and do not expect to do so for the foreseeable future. Revenues to date have been generated primarily from our research and product development partnerships and technology licensing agreements. Since our inception through December 31, 2013, we have generated $65.1 million in revenues under our various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. However, receipt of future milestone payments and royalties from our collaborators and receipt of option payments are not wholly within our control, and the parties to our product development partnerships and license agreements have the right to cancel their programs without any future payments to us. Even if we receive future milestones, royalties and option payments, these payments will not be sufficient to fund our operations in the near term and there is no assurance that we will generate any future revenues from our existing product development partnerships and license agreements. We may also not generate any product revenue from our existing clinical development programs or any of our preclinical development programs, as we may never succeed in obtaining regulatory approval or commercializing any of these programs.

Summary of Collaboration and Licensing Revenue by Partner

        The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year Ended December 31,
	2013	2012	2011
Amgen	$2.2	$1.8	$2.0
MorphoSys	3.0	2.0	2.2
Janssen	—	1.4	1.0
Merck	1.0	—-	—
Alexion	0.9	—	—
CSL	2.9	1.8	1.3
BI	—	1.2	—
Other	0.2	1.3	0.3

Total	$10.2	$9.5	$6.8

Research and Development Expenses

        Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, supplies, facility costs and preclinical testing costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND-enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period-to-period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate the next stage of clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $192.3 million in research and development expenses from inception through December 31, 2013.

        At this time, due to the risks inherent in the clinical development process and the early stage of our development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of XmAb5871, XmAb7195 or any of our preclinical development programs. We expect that our research and development expenses may increase over spending levels in recent years if we are successful in advancing XmAb5871, XmAb7195 or any of our preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

        Our research and development operations are conducted such that design, management and evaluation of results of all of our research and development is performed internally, while the execution of certain phases of our research and development programs, such as toxicology studies in accordance with Good Laboratory Practices (GLP), and manufacturing in accordance with current Good Manufacturing Practices (cGMP), is accomplished using CROs and CMOs. We account for research and development costs on a program-by-program basis except in the early stages of research and discovery, when costs are often devoted to identifying preclinical candidates and improving our discovery platform and technologies, which are not necessarily allocable to a specific development program. We assign costs for such activities to distinct projects for preclinical pipeline development and new technologies. We allocate research management, overhead, commonly used laboratory supplies and equipment, and facility costs based on the number of full-time research personnel allocated to each program.

        The following is a comparison of research and development expenses for the years ended December 31, 2013 and 2012 (in millions):

	Years Ended December 31,
	2013	2012	2011
Product programs:
XmAb5871	$7.7	$5.1	$4.3
XmAb7195	5.5	2.6	1.8
XmAb5574/MOR208	0.4	1.5	2.2
Other	3.4	3.5	4.4

Total research and development expenses	$17.0	$12.7	$12.7

        We initiated a Phase 1b/2a clinical trial of XmAb5871 in January 2013 and expect to initiate a Phase 1a clinical trial of XmAb7195 in the first half of 2014. All of our other programs are in preclinical development or are being developed by licensees or collaborators. The successful development of our current and future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict for each candidate. Given the uncertainty associated with clinical trial enrollment rates and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate we will need to raise additional capital or may seek additional partnerships in the future in order to complete the development and commercialization of our product candidates.

General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses may increase in the future as we advance our development programs further. In addition, general and administrative costs are expected to reflect increased costs associated with our becoming a public reporting company. We have incurred $2.4 million one-time costs in 2013 associated with our Initial Public Offering, consisting primarily of legal, accounting and underwriter fees which have been netted against IPO proceeds.

Other Income (Expense), Net

        Other income (expense), net, consists primarily of interest expense incurred on our convertible promissory notes issued in 2009 and 2010, interest income and miscellaneous gains and losses on the sale of excess equipment. Other income (expense), net, for the period ended December 31, 2013 also reflects the loss of $48.6 million we recognized on the exchange of the convertible notes for preferred stock as described further in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

        While our significant accounting policies are described in more detail in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We have, to date, earned revenue from research collaborations, which may include research and development services, licenses of our internally-developed technologies, or a combination of both. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, transfer of or access to technology has been completed or services have been rendered, our price to the customer is fixed or determinable, and collectability is reasonably assured. The terms of our license and research and development agreements include nonrefundable upfront payments and license fees, milestone and other contingent payments to us for the achievement of defined collaboration objectives, and certain clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products. The terms of our licensing agreements include non-refundable upfront fees, annual licensing fees and contingent payments and milestones for the achievement of pre-defined preclinical, clinical, regulatory and sales-based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

  Multiple-Element Revenue Arrangements

        Certain of our product development partnership and technology license agreements represent multiple-element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand-alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each element's relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor-specific objective evidence (VSOE) of selling price, if available, or third-party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third-party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The basis of our estimate of selling price is the arm's length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate's potential market size, the product candidate's stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate's likelihood of success at various development stages. The most common deliverable is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. The upfront payments, annual license fees, milestones and royalties relate to these licenses and/or options and depend on the product-specific factors described above. The other significant deliverable is research and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third-party contract research organizations necessary to support the services.

        We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates and our research and development services, since we do not have VSOE or third-party evidence of selling for these deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple-element revenue arrangements may include the following:

  •
  License Arrangements:  The deliverables under our product development partnership and technology license agreements generally include exclusive or non-exclusive licenses to one or more of our technologies. The technologies can be applied to a collaborator's product candidates for discovery, development, manufacturing and commercialization. We will also enter into agreements for the exclusive or non-exclusive licenses to our internally developed product candidates. To account for this element of the arrangement, we evaluate whether the exclusive or non-exclusive license has standalone value apart from the undelivered elements to the collaborator, which may include research and development services or options for commercial licenses, based on the consideration of the facts and circumstances of each arrangement, including the research and development capabilities of the collaborator and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if the facts and circumstances indicate the license has standalone value apart from the undelivered elements. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting. In those circumstances we recognize revenue from non-refundable upfront fees in the same manner as the undelivered item(s), which is generally the period over which we provide research and developments services.

  •
  Research and Development Services:  The deliverables under our product development partnership and technology license arrangements may include research and development services we perform on behalf of the collaborator. As the provision of research and development services is an integral part of our operations and we may be principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as we perform those services. Additionally, we recognize research related funding under collaboration research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms.

  •
  Milestone Revenue:  Our product development partnership and technology license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales-based milestone that are based solely upon the performance of the licensor or collaborator. Research, development and regulatory contingent contractual payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels. At the inception of each arrangement that includes contingent contractual payments, we evaluate whether each potential payment and milestone event is substantive and at risk to both parties based on the basis of the contingent nature of the milestone event. We evaluate factors such as scientific, regulatory, commercial and other risks that we must overcome to achieve the respective milestone event, whether the contractual payments due at each milestone event is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment and whether the contingent contractual payment relates solely to past performance. Additionally, certain of our product development and technology license arrangements may include milestone payments related to the achievement of specific research and development milestones, which are achieved in whole or in part on our performance

We recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part on either on our performance, or the performance of our collaborators, or the occurrence of a specific outcome resulting from our past performance for which there is a substantive uncertainty at the date the arrangement is entered into that the event will be achieved.

Capitalized Intellectual Property Costs

        We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The total capitalized patents, licenses and other intangible assets as of December 31, 2013 and 2012 was $8.8 million and $8.5 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

        We begin amortization of capitalized patent costs during the period that we obtain a patent relating to the capitalized cost over the shorter of the patent life or the estimated economic useful life. Capitalized licensing costs are amortized beginning in the period that access to the license or technology is available and is amortized over the shorter of the license term or the estimated economic useful life of the licensed asset. Such amortization is reflected in the General and Administrative section of our Statement of Operations.

        On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for previously capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs are being amortized. We recorded a charge for previously abandoned intangible assets of $205,000 and $388,000 for the years ended December 31, 2013 and 2012, respectively. Such charges are reflected in the General and Administrative section of our Statement of Operations.

        We determine if there has been an impairment of our intangible assets which include the capitalized patent and licensing costs whenever events such as recurring operating losses or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluated the undiscounted cash flows related to the patent portfolio and determined that the future undiscounted cash flows exceeded the carrying value of the assets as of December 31, 2013. We individually evaluated the undiscounted cash flows and the potential for impairment for the four technology categories of our patent assets (IIb, ADCC, Xtend and bi-specific) by modeling the cash flows from our lead internal product development programs, XmAb5871 and XmAb7195, and licensed programs that use each particular category of patent asset. We used multiple published sources of pharmaceutical development-stage product failure rates to estimate failure rates at each stage of clinical development in order to apply a probability weighting to cash flows for each internal and licensed program.

Preferred Stock Financing and Note Conversion Agreement

        In June 2013, our Board of Directors and the requisite holders of the Notes and requisite holders of our preferred stock, agreed to exchange the Notes and their shares of Preferred Series A - E for shares of Series A-1 convertible preferred stock. Our Board of Directors and stockholders also authorized a sale of up to $10.0 million in shares of Series A-1 convertible preferred stock to our existing stockholders at a purchase price of $1.36 per share.

        This series of transactions, as described further above, was between us and our existing stockholders. Under ASC 470-50-40, the exchange of Notes for shares of preferred stock was treated as an extinguishment of debt and we recognized a loss on the Note exchange of $48.6 million for the year ended December 31, 2013. The exchange of shares of Preferred Series A - E for shares of Series A-1 convertible Preferred stock was treated as a redemption of the shares of Preferred Series A - E and we recognized a deemed contribution to equity of $140.6 million (net of original issuance costs of $3.0 million related to shares of Preferred Series A - E) for the year ended December 31, 2013.

        Both the loss on the exchange of the Notes and the deemed contribution from the exchange of Preferred Series A - E were based on our estimate of the per share fair value of the shares of Series A-1 convertible preferred stock of $1.54. This estimate was determined in accordance with the guidelines under FASB ASC 718 and ASC 820. We used the valuation in determining our enterprise value for us and the probability weighted expected exit scenarios of the Company as of the date of the exchange. The assumptions for the valuation are based on our judgment and understanding of our business and our probability to have a successful exit in an initial public offering or through a sale of the Company.

        On September 23, 2013 we sold 1,766,430 additional shares of Series A-1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A-1 convertible preferred stock to be $4.7 million based on a per share fair value of $2.69, which was based upon an estimate of the enterprise value of the Company using a projected offering price in an initial public offering, and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. We determined the fair value of the Series A-1 convertible preferred stock as of September 23, 2013 taking into account all material facts and circumstances known to us as of the date of the sale of Series A-1 preferred stock on September 23, 2013 including the independent third party valuation of August 15, 2013 and subsequent changes in our operations, prospects and expected operating results.

Stock Split and Conversion of Preferred Stock

        On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1-for-1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as-if-converted basis, and per-share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

        On December 3, 2013, our registration statement related to our initial public offering became effective and all outstanding shares of preferred stock were converted to common on a 1-for-1 basis. Upon the effectiveness of our initial public offering, 49,671,392 shares of Series A-1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A-2 preferred stock converted into 597,359 shares of common stock.

Cross License with Related Party

        In December 2012, we entered into a Cross-License Agreement with MedImmune, LLC (MedImmune), an affiliate of MedImmune Ventures, Inc., one of our 5% or greater stockholders. We provided MedImmune with a research license to one of our technologies and options to a limited number of worldwide, royalty-free exclusive licenses, subject to review and approval by us. In exchange, MedImmune provided us with a worldwide, non-exclusive, royalty-free license to certain patent rights. The transaction is a non-monetary transaction as provided under ASC 845-10.

        We could not determine a fair value of the MedImmune patent rights received by us with reasonable certainty and established a fair value for the transaction by estimating the fair value of the license and options provided by us to MedImmune. We estimated the fair value of the license and options transferred to be approximately $0.8 million. This amount was recognized as licensing revenue for the year ended December 31, 2012 and was capitalized and will be amortized over the remaining life of the MedImmune patent rights. Our estimate was based on a risk adjusted discounted cash flow analysis that is associated with the rights and options transferred to MedImmune. In determining this estimate, we compared the license and options rights transferred to MedImmune with comparable arms-length licensing and option transactions we have entered into with third parties in recent years. The calculation of the fair value is based on our experience and judgment with similar transactions. However, as each license and option is unique to the licensee and depends on the target, the potential market and the ability of the licensee to successfully advance a compound into clinical development, the actual value of the licenses and options could differ from the amount we estimated to be the fair value.

Accrued Research and Development Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees to:

  •
  contract research organizations and other service providers in connection with clinical studies;

  •
  contract manufacturers in connection with the production of clinical trial materials; and

  •
  vendors in connection with preclinical development activities.

        We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing these costs, we estimate the time period over which services will be performed for which we have not been invoiced and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period.

Net Operating Loss Carryforwards and Research and Development Tax Credits

        As of December 31, 2013, we had cumulative net operating loss carryforwards for federal and state income tax purposes of approximately $146.5 million and $121.6 million, respectively, and available tax credit carryforwards of approximately $0.7 million for federal income tax purposes and $2.3 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

        Our federal net operating loss carryforwards expire starting in 2017 and state net operating losses expire starting in 2013. Federal tax credit carryforwards expire starting in 2033. In connection with our sale of Series A-1 preferred stock and the sale of common stock in our initial public offering in 2013, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax and operating loss and tax credit carryforwards may be limited the Company is reviewing the potential impact of the Section 382 limitations on its federal and state net operating loss and tax credit carryforwards.

Valuation of Stock-Based Compensation

        We record the fair value of stock options issued to employees as of the grant date as compensation expense over the service period. We recognize compensation expense over the requisite service period, which is equal to the vesting period. For non-employees, we also record the fair value of stock options as of the grant date as compensation expense over the service period. We then periodically re-measure the awards to reflect the current fair value at each reporting period until the non-employee completes the performance obligation or the date on which a performance commitment is reached. Expense is recognized over the related service period.

        We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock underlying common stock on the date of grant. In applying these assumptions, we considered the following factors:

  •
  We do not have sufficient history to estimate the volatility of our common stock price. We calculate expected volatility based on reported data for selected reasonably similar publicly traded companies for which the historical information is available. For the purpose of identifying peer companies, we consider characteristics such as industry, length of trading history, similar vesting terms and in-the-money option status. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common stock is relevant to measure expected volatility for future option grants.

  •
  The assumed dividend yield is based on our expectation of not paying dividends for the foreseeable future.

  •
  We determine the average expected life of stock options based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110, as our common stock to date has not been publicly traded. We expect to continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

  •
  We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

  •
  We estimate forfeitures based on our historical analysis of actual stock option forfeitures.

  Common Stock Fair Value

        We recognize stock-based compensation expense in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of stock-based payments is estimated, on the date of grant, using a Black-Scholes model. The resulting fair value is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the option. The use of a Black-Scholes model requires us to apply judgment and make assumptions and estimates that include the following:

  •
  Fair Value of Common Stock—Before our Initial Public Offering on December 3, 2013, our Board of Directors determined the fair value of the common stock. The Board of Directors made determinations of fair value based, in part, upon contemporaneous valuations to determine fair value. The contemporaneous valuations were performed in accordance with applicable methodologies, approaches and assumptions of the technical practice-aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately-Held Company Equity Securities Issued as Compensation.

  •
  Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As we do not yet have sufficient history of our own volatility, we have identified several public entities of similar size, complexity and stage of development and calculate the historical volatility using the volatility of these companies.

  •
  Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future.

  •
  Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.

  •
  Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be six years. We use a simplified method to calculate the average expected term.

  •
  Expected Forfeiture Rate—The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested. We estimate the forfeiture rate based on historical turnover data..

Results of Operations

Comparison of the Year Ended December 31, 2013 and 2012

        The following table summarizes our results of operations for the year ended December 31, 2013 and 2012 (in millions):

	Year Ended December 31,
	2013	2012	Change
Revenues:
Research collaboration	$2.3	$3.8	$(1.5)
Licensing	2.3	2.1	0.2
Milestone	5.6	3.6	2.0

Total revenues	10.2	9.5	0.7
Operating expenses:
Research and development	17.0	12.7	4.3
General and administrative	3.7	3.1	0.6

Total operating expenses	20.7	15.8	4.9
Other income (expense), net	(49.8)	(2.3)	(47.5)

Net loss	$(60.3)	$(8.6)	$(51.7)

  Research Collaboration Revenues

        Research collaboration revenues were $2.3 million in 2013, compared to $3.8 million in 2012, a decrease of $1.5 million. The decrease in collaboration revenue in 2013 compared to 2012 is due primarily to lower revenue earned under our collaboration agreement with MorphoSys AG in 2013.

  Licensing Revenues

        Licensing revenues were $2.3 million in 2013 compared to $2.1 million in 2012, an increase of $0.2 million. The increase is primarily due to a new licensing agreement with Merck, Sharp & Dohme that provided a $1.0 million payment offset by a decrease in licensing revenue recognized under the MedImmune transaction in 2012.

  Milestone Revenues

        Milestone and contingent payments were $5.6 million in 2013 compared to $3.6 million in 2012, an increase of $2.0 million. The increase is primarily due to receiving a contractual milestone from MorphoSys AG of $3.0 million payment offset by a decrease in contractual milestone payments received from BI of $1.2 million in 2012 with no corresponding milestone payment in 2013.

  Research and Development Expenses

        The following table summarizes our research and development expenses for the years ended December 31, 2013 and 2012, (in millions):

	Year Ended December 31,
	2013	2012	Change
Product programs:
XmAb5871	$7.7	$5.1	$2.6
XmAb7195	5.5	2.6	2.9
XmAb5574/MOR208	0.4	1.5	(1.1)
Other	3.4	3.5	(0.1)

Total research and development expense	$17.0	$12.7	$4.3

        Research and development expenses were $17.0 million for the year ended December 31, 2013 compared to $12.7 million for the same period in 2012, an increase of $4.3 million. The increase is primarily due to a $2.6 million increase in costs associated with the XmAb5871 program, primarily due to increases in clinical trial costs for CROs and site costs and manufacturing of drug product, which reflects the advancing stage of development of the program from Phase 1a to initiation of the Phase 1b trial of a Phase 1b/2a clinical trial in 2013. There were also increased manufacturing costs associated with the XmAb5871 program during 2013. Approximately $2.9 million of the increased costs are associated with the XmAb7195 program, including manufacturing drug product and IND-enabling toxicology studies, resulting from the advancement of the program as we plan to file an IND and begin clinical trials in the first half of 2014. The costs for the Xmab5574/MOR208 program,, which is conducted under our MorphoSys collaboration, declined by $1.1 million as we neared completion of the Phase 1 clinical trial at the end of 2012, which completed our development obligations under the MorphoSys agreement.

  General and Administrative Expenses

        General and administrative expenses were comparable at $3.7 million and $3.1 million for the year ended December 31, 2013 and 2012, respectively, an increase of $0.6 million. The increase is primarily due to an increase in compensation costs and professional fees in 2013 over 2012.

  Other Income (Expense), Net

        Other income (expense), net was $(49.8) million for the year ended December 31, 2013 compared to $(2.3) million for the same period in 2012, an increase of $47.5 million. The increase reflects the loss on conversion of the convertible promissory notes for Series A-1 preferred stock in the second quarter of 2013 of $48.6 million.

Comparison of the Years Ended December 31, 2012 and 2011

        The following table summarizes the results of our operations for the years ended December 31, 2012 and 2011 (in millions):

	Years Ended December 31,
	2012	2011	Change
Revenues:
Research collaboration	$3.8	4.3	(0.5)
Licensing	2.1	1.5	0.6
Milestone	3.6	1.0	2.6

Total revenues	9.5	6.8	2.7
Operating expenses:
Research and development	12.7	12.7	—
General and administrative	3.1	3.6	(0.5)

Total operating expenses	15.8	16.3	(0.5)
Other income (expense), net	(2.3)	(1.7)	(0.6)

Net loss	$(8.6)	(11.2)	2.6

  Research Collaboration Revenues

        Research collaboration revenues were $3.8 million in 2012, compared to $4.3 million in 2011, a decrease of $0.5 million. The decrease in collaboration revenue in 2012 compared to 2011 is due primarily to lower revenue earned under our collaboration agreement with MorphoSys in 2012.

  Licensing Revenues

        Licensing revenues were $2.1 million in 2012 compared to $1.5 million in 2011, an increase of $0.6 million. The increase in licensing revenue is primarily due to license revenue recognized under the MedImmune transaction which is reported as a non-monetary exchange in 2012.

  Milestone and Contingent Payments

        Milestone and contingent payments were $3.6 million in 2012 compared to $1.0 million in 2011, an increase of $2.6 million. The increase is primarily due to a milestone payment of $1.2 million received from Boehringer Ingelheim International GmbH and $1.5 million milestone from CSL during 2012 for advancing a compound that includes our licensed technologies into clinical development, offset by decreases in other milestone and contingent payments relative to those received in 2011.

  Research and Development Expenses

        Research and development expenses were $12.7 million in 2011 and $12.7 million in 2012. There were changes within the program spending but overall spending was consistent between the two years. Total research spending in 2012 on the XmAb5871 program and the XmAb7195 program increased by $0.8 million and $0.7 million, respectively, from the year ended 2011 due to advancement of both programs into later stages of development including larger clinical trials and additional toxicology studies. This increase in spending was offset by decreased spending on XmAb5574 program and other programs of $1.5 million as we began winding down the XmAb5574 Phase 1 clinical trial in 2012.

  General and Administrative Expenses

        General and administrative expenses were $3.1 million in 2012 compared to $3.6 million in 2011. The decrease of $0.5 million primarily reflects increased abandonment of intangible costs of $0.8 million in 2011 and lower marketing and business development expenses in 2011 of $0.2 million.

  Other Income (Expense), Net

        Other income (expense), net, was $(2.3) million in 2012 compared to $(1.7) million in 2011. The increase of $0.6 million primarily reflects additional accrued interest expense on our convertible promissory notes. In connection with amendment of the 2009 and 2010 Notes in August 2011 and December 2011, the interest rate on the notes was increased from 10.0% to 12.5% per annum.

Liquidity and Capital Resources

        Since our inception, our operations have been primarily financed through private sales of our equity, convertible notes and payments received under our product development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

        We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidates XmAb5871 and XmAb7195, evaluate opportunities for the potential clinical development of our pre-clinical programs, and continue our research efforts.

        At December 31, 2013, we had $78.0 million of cash and cash equivalents compared to $2.3 million at December 31, 2012. Based on our current operating plan we expect to use approximately $25.4 million of the proceeds during 2014 and we believe that our current cash and cash equivalents are sufficient to carry out our planned clinical development and operating plans through the end of 2016.

Plan of Operations and Future Funding Requirements

        Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party manufacturing services, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

        To fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through equity or debt financings or through research collaborations and licensing agreements with third parties. We cannot assure you that such additional financing will be available to us on favorable terms, or at all. Although we have previously been successful in obtaining financing through our private securities offerings, there can be no assurance that we will be able to do so in the future. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

        We expect that our existing cash and certain potential milestone payments will fund our operating expenses and capital expenditure requirements through 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Cash Flows

        The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash (used in) provided by:
Operating activities	$(5,453)	$(11,052)	$(1,085)
Investing activities	(1,278)	(1,161)	(1,286)
Financing activities	82,394	(12)	(11)

Net increase (decrease) in cash and cash equivalents	$75,663	$(12,225)	$(2,382)

  Operating Activities

        Cash used in operating activities for the year ended December 31, 2013 was $5.5 million compared to cash used in operations of $11.1 million for the year ended December 31, 2012. The decrease in cash used for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily due to an increase in our deferred revenue accounts. During the year ended December 31, 2013, we received upfront payments on certain licensing agreements in which the revenue will be earned over the expected term of the licensing contract. Accordingly, a significant portion of the upfront payments were recorded into the deferred revenue accounts.

        Cash used for operating activities for 2012 was $11.1 million, compared to $1.1 million in 2011, an increase of $10.0 million. This increase relates primarily to upfront collaboration payments received in 2011, which are being recognized over the expected term that services will be provided under the collaboration agreement. This difference is reflected in the deferred revenue accounts for the 2011 and 2012 periods.

  Investing Activities

        Investing activities consist primarily of purchases of intangible assets, capitalization of patent and licensing costs, purchases of property and equipment and proceeds on the sales of used equipment. Investing activities used cash of $1.3 million for the year ended December 31, 2013 and used cash of $1.2 million for the year ended December 31, 2012. We acquired $1.2 million of intangible assets in the years ended December 31, 2013 and December 31, 2012 and $1.4 million for the year ended 2011. We acquired $136,000 of capital equipment for the year ended December 31, 2013 compared to $41,000 for the same period in 2012. This increase is related to additional capital spending on laboratory equipment.

Financing Activities

        Financing activities consist primarily of net proceeds of $72.5 million from the sale of common stock as a result of the our Initial Public Offering which occurred in the fourth quarter of 2013 and $10.0 million in proceeds from the sale of 7,352,940 of preferred Series A-1 stock, offset by payments on capital lease obligations. There was no comparable sale of stock for the period ended December 31, 2012 or 2011. We made payments on capital lease obligations of $10,000 for the year ended December 31, 2013 compared to capital lease obligation payments of $12,000 for the year ended December 31, 2012.

        Financing activities used cash flows of $12,000 in 2012 compared to $11,000 in 2011, an increase of $1,000. The increase relates primarily to a second capital lease agreement for certain technology equipment entered into during 2012.

  Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligation relating to facility(1)	$832	$620	$212	$—	$—
Capital lease obligations	10	9	1	—	—

Total	$842	$629	$213	$—	$—

(1)
Consists of our corporate headquarters lease encompassing 24,000 square feet of office space that expires in April 2015.

        We are obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Related Party Transactions

        For a description of our related party transactions, see Item 13 "Certain Relationships and Related Transactions, and Director Independence" beginning on page 125.

JOBS Act

        In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

        Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8.    Financial Statements and Supplementary Data

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Xencor, Inc.
Monrovia, California

        We have audited the accompanying balance sheets of Xencor, Inc. (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, mezzanine equity and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xencor, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California
March 31, 2014

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$77,975	$2,312
Accounts receivable	59	354
Prepaid expenses and other current assets	60	173

Total current assets	78,094	2,839
Property and equipment
Computers, software and equipment	3,514	3,374
Furniture and fixtures	89	107
Leasehold improvements	3,081	3,081
Less accumulated depreciation and amortization	(6,377)	(6,279)

Property and equipment, net	307	283

Other assets
Patents, licenses, and other intangible assets, net	8,814	8,460
Other assets	100	77

Total other assets	8,914	8,537

Total assets	$87,315	$11,659

Liabilities, mezzanine equity and stockholders' equity (deficit)
Current liabilities
Accounts payable	$2,633	$1,315
Accrued expenses	1,393	1,286
Current portion of deferred revenue	3,444	1,948
Current portion of capital lease obligations	9	7
Convertible promissory notes payable	—	20,923

Total current liabilities	7,479	25,479
Deferred revenue, less current portion	6,302	5,672
Capital lease obligations, less current portion	1	10

Total liabilities	13,782	31,161

Commitments and contingencies (see note 6)
Mezzanine Equity
Series A convertible preferred stock, $0.01 par value:
857,797 authorized shares; 857,792 issued and outstanding shares (liquidation preference of $3,551) at December 31, 2012; no shares authorized or issued and outstanding at December 31, 2013	—	3,550
Series B convertible preferred stock, $0.01 par value:
1,328,946 authorized shares; 1,328,941 issued and outstanding shares (liquidation preference of $12,399) at December 31, 2012; no shares authorized or issued and outstanding at December 31, 2013	—	12,375
Series C convertible preferred stock, $0.01 par value:
2,416,284 authorized shares; 2,416,281 issued and outstanding shares (liquidation preference of $50,017) at December 31, 2012; no shares authorized or issued and outstanding at December 31, 2013	—	50,000
Series D convertible preferred stock, $0.01 par value:
7,966,667 authorized shares; 7,936,483 issued and outstanding shares (liquidation preference of $20,000) at December 31, 2012; no shares authorized or issued and outstanding at December 31, 2013	—	20,000
Series E convertible preferred stock, $0.01 par value:
25,253,000 authorized shares; 25,245,566 issued and outstanding shares (liquidation preference of $88,047) at December 31, 2012; no shares authorized or issued and outstanding at December 31, 2013	—	60,841

Total mezzanine equity	—	146,766

Stockholders' equity (deficit)
Common stock, $0.01 par value: 200,000,000 authorized shares; 31,354,467 issued and outstanding shares at December 31, 2013; 57,225,000 authorized and 72,302 issued and outstanding at December 31, 2012	314	1
Additional paid-in capital	300,790	1,043
Accumulated deficit	(227,571)	(167,312)

Total stockholders' equity (deficit)	73,533	(166,268)

Total liabilities, mezzanine equity and stockholders' equity (deficit)	$87,315	$11,659

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2013	2012	2011
Revenue
Collaborations, licenses and milestones, (including related party revenue of zero and $0.75 million for 2013 and 2012 and zero for 2011, respectively)	$10,172	$9,524	$6,849

Operating expenses
Research and development (including equity-based compensation of $158,$11 and $(34) for 2013, 2012 and 2011, respectively)	17,000	12,668	12,663
General and administrative (including equity-based compensation of $40, $18 and $(23) for 2013, 2012 and 2011, respectively)	3,692	3,086	3,638

Total operating expenses	20,692	15,754	16,301

Loss from operations	(10,520)	(6,230)	(9,452)
Other income (expenses)
Interest income	14	11	34
Interest expense	(1,213)	(2,461)	(1,850)
Other income	16	86	65
Loss on settlement of notes	(48,556)	—	—

Total other income (expenses), net	(49,739)	(2,364)	(1,751)

Net loss	(60,259)	(8,594)	(11,203)
Net deemed contribution on exchange and sale of preferred stock	144,765	—	—

Net income (loss) attributable to common stockholders	$84,506	$(8,594)	$(11,203)

Net income (loss) per share attributable to common stockholders:
Basic	$34.18	$(118.86)	$(154.95)

Diluted	$(3.85)	$(118.86)	$(154.95)

Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	2,472,581	72,302	72,302

Diluted	15,645,789	72,302	72,302

See accompanying notes to the financial statements.

Xencor, Inc.
Statements of Mezzanine Equity and Stockholders' Equity (Deficit)
(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock
Mezzanine Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2010	857,792	$3,550	1,328,941	$12,375	2,416,281	$50,000	7,936,483	$20,000	25,245,566	$60,841	—	$—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance December 31, 2011	857,792	$3,550	1,328,941	$12,375	2,416,281	$50,000	7,936,483	$20,000	25,245,566	$60,841	—	$—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2012	857,792	3,550	1,328,941	12,375	2,416,281	50,000	7,936,483	20,000	25,245,566	60,841	—	—	—	—
Series A-1 shares issued in exchange of convertible notes	—	—	—	—	—	—	—	—	—	—	45,902,321	70,689	—	—
Exchange of Series A-E Preferred for Series A-1 preferred	(857,792)	(3,550)	(1,328,941)	(12,375)	(2,416,281)	(50,000)	(7,936,483)	(20,000)	(25,245,566)	(60,841)	1,977,137	3,045	—	—
Exchange of Series A-1 preferred for Series A-2 preferred	—	—	—	—	—	—	—	—	—	—	(5,561,006)	(8,563)	1,851,814	1,075
Sale of Series A-1 preferred	—	—	—	—	—	—	—	—	—	—	7,352,940	13,355	—	—
Exchange of Series A-1 and A-2 preferred for common stock	—	—	—	—	—	—	—	—	—	—	(49,671,392)	(78,526)	(1,851,814)	(1,075)

Balance, December 31, 2013	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

	Common Stock
			Additional Paid in-Capital	Accumulated Deficit	Total Stockholders' Equity
Stockholders' Equity (Deficit)	Shares	Amount
Balance December 31, 2010	72,302	$1	$1,071	$(147,515)	$(146,443)
Net loss	—	—	—	$(11,203)	$(11,203)
Stock-based compensation	—	—	(57)	—	(57)

Balance December 31, 2011	72,302	$1	$1,014	$(158,718)	$(157,703)
Net loss	—	—	—	(8,594)	(8,594)
Stock-based compensation	—	—	29	—	29

Balance, December 31, 2012	72,302	1	1,043	(167,312)	(166,268)
Deemed contribution on exchange of Series A-E Preferred Stock for Series A-1	—	—	143,681	—	143,681
Deemed contribution on exchange of Series A-1 preferred for Series A-2 preferred	—	—	7,489	—	7,489
Deemed dividend on sale of Series A-1 preferred	—	—	(3,429)	—	(3,429)
Exchange of Series A-1 and A-2 preferred for common stock	16,620,274	166	79,435	—	79,601
Sale of common stock, net of issuance cost	14,639,500	146	72,361	—	72,507
Issuance of common stock upon exercise and vesting of stock awards	22,391	1	12	—	13
Net loss	—	—	—	(60,259)	(60,259)
Stock-based compensation	—	—	198	—	198

Balance, December 31, 2013	31,354,467	$314	$300,790	$(227,571)	$73,533

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(60,259)	$(8,594)	$(11,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	711	527	607
Stock-based compensation	198	29	(57)
Abandonment of capitalized intangible assets	205	388	1,231
Gain from non-monetary exchange	—	(754)	—
Gain on disposal of assets	(16)	(86)	(127)
Loss on exchange of notes for preferred stock	48,556	—	—
Accrued interest on convertible promissory notes	1,211	2,456	1,846
Changes in operating assets and liabilities:
Accounts receivable	293	(325)	(29)
Prepaid expenses and other current assets	115	(90)	96
Other assets	(20)	15	23
Accounts payable	1,319	(522)	(239)
Accrued expenses	109	460	34
Deferred revenue	2,125	(4,556)	6,733

Net cash used in operating activities	(5,453)	(11,052)	(1,085)

Cash flows from investing activities
Purchase of intangible assets	(1,158)	(1,217)	(1,364)
Purchase of property and equipment	(136)	(41)	(55)
Proceeds from sale of property and equipment	16	97	133

Net cash used in investing activities	(1,278)	(1,161)	(1,286)

Cash flows from financing activities
Preferred stock issuance cost	(116)	—	—
Proceeds from sale of Series A-1preferred stock	10,000	—	—-
Proceeds from issuance of common stock upon exercise of stock awards	13	—	—
Proceeds from sale of common stock	80,517	—	—
Payments of Initial Public Offering costs	(8,010)	—	—-
Payments on capital lease obligations	(10)	(12)	(11)

Net cash provided by (used in) financing activities	82,394	(12)	(11)

Net increase (decrease) in cash and cash equivalents	75,663	(12,225)	(2,382)
Cash and cash equivalents, beginning of year	2,312	14,537	16,919

Cash and cash equivalents, end of year	$77,975	$2,312	$14,537

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$1	$3	$1
Taxes	$—	$—	$—
Supplemental Schedule of Noncash Investing Activities
Capitalization of licensing rights acquired in non-monetary exchange	$—	$754	$—
Equipment acquired under capital lease	$—	$22	$—
Supplemental Schedule of Noncash Financing Activities
Settlement of notes payable for preferred stock	$22,134	$—-	$—

See accompanying notes to the financial statements.

Xencor, Inc.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

        Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next-generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer, and other conditions. We focus on the portion of the antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, are applied to our pipeline of antibody-based drug candidates to increase immune inhibition, improve cytotoxicity, or extend half-life.

        Our operations are based in Monrovia, California and we operate in one segment.

Basis of Presentation

        The Company's financial statements as of December 31, 2013, 2012 and 2011and for the years then-ended have been prepared in accordance with accounting principles generally accepted in the United States.

Reverse Stock Split and Conversion of Preferred Stock

        On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1-for-1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as-if-converted basis, per-share data and share prices and exercise prices in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

        Each 3.1 shares of convertible preferred stock was convertible, at the stockholder's option, into one share of common stock. Additionally, each share of convertible preferred stock was automatically converted into common stock, at the then-effective conversion rate upon the effective date of a registration statement filed with the SEC under the Securities Act or Exchange act.

        On December 3, 2013, our registration statement on Form S-1 related to our initial public offering became effective and 49,671,392 shares of Series A-1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A-2 preferred stock converted into 597,359 shares of common stock.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        We have, to date, earned revenue from research collaborations, which may include research and development services, licenses of our internally-developed technologies, or a combination of both. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer or access of technology has been completed or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured.

        The terms of our license and research and development agreements include nonrefundable upfront payments and license fees, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

        The terms of our licensing agreements include non-refundable upfront fees, annual licensing fees, and contingent payments and contractual payment obligations for the achievement of pre-defined preclinical, clinical, regulatory and sales-based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

        Multiple-Element Revenue Arrangements.    Certain of our collaboration and license agreements represent multiple-element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand-alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each elements' relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor-specific objective evidence (VSOE) of selling price, if available, or third-party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third-party evidence is available.

        Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates, since we do not have VSOE or third-party evidence of selling for these deliverables. The basis of our estimate of selling price is the arm's length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate's potential market size, the product candidate's stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate's likelihood of success at various development stages. The most common deliverable is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. The upfront payments, annual license fees, contingent payments, milestones and royalties relate to these licenses and/or options and depend on the product-specific factors described above. The other significant deliverable is research

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third-party contract research organizations necessary to support the services.

        We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple-element revenue arrangements may include the following:

  •
  License arrangements:  The deliverables under our collaboration and license agreements generally include exclusive or non- exclusive licenses to one or more of our technologies. The technologies can be applied to a collaborator's product candidates for discovery, development, manufacturing and commercialization. We will also enter into agreements for the exclusive or non-exclusive licenses to our internally developed product candidates. To account for this element of the arrangement, we evaluate whether the exclusive or non-exclusive license has standalone value apart from the undelivered elements to the collaboration partner, which may include research and development services or options for commercial licenses, based on the consideration of the facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if the facts and circumstances indicate the license has standalone value apart from the undelivered elements. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting. In those circumstances we recognize revenue from non-refundable upfront fees in the same manner as the undelivered item(s), which is generally the period over which we provide research and developments services.

  •
  Research and Development Services.  The deliverables under our collaboration and license arrangements may include research and development services we perform on behalf of the collaboration partner. As the provision of research and development services is an integral part of our operations and we may be principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as we perform those services. Additionally, we recognize research related funding under collaboration research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms.

        Milestone Revenue.    Our collaboration and license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales-based milestones that are based solely upon the performance of the licensor or collaborator. Research, development and regulatory contingent contractual payments and milestone payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels.

        At the inception of each arrangement that includes contingent contractual payments, we evaluate whether each potential payment and milestone is substantive and at risk to both parties based on the

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

basis of the contingent nature of the milestone event. We evaluate factors such as scientific, regulatory, commercial and other risks that we must overcome to achieve the respective milestone event, whether the contractual payments due at each milestone event is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment and whether the contingent contractual payment relates solely to past performance. Additionally, certain of our product development and technology license arrangements may include milestone payments related to the achievement of specific research and development milestones, which are achieved in whole or in part on our performance.

        We recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part either on our performance, or the performance of our collaborators, or the occurrence of a specific outcome resulting from our past performance for which there is a substantive uncertainty at the date the arrangement is entered into that the event will be achieved.

Collaborative Research and Licensing Agreements

MorphoSys Ag

        In June 2010, we entered into a Collaboration and License Agreement with MorpohSys AG (MorphoSys), which we subsequently amended in March 2012. The agreement provided us an upfront payment of $13.0 million in exchange for an exclusive worldwide license to our patents and know-how to research, develop and commercialize our XmAb5574 product candidate (subsequently renamed MOR208) with the right to sublicense under certain conditions. Under the agreement, we agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208. We determined that the arrangement was one with multiple deliverables and we identified the multiple elements in the agreement as the license of XmAb5574/MOR208 and the research and development services provided by us for the initial Phase 1 clinical trial. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties. We determined that the future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones. Our responsibility with respect to the collaboration services is limited to completion of the Phase 1 clinical trial. MorphoSys is responsible all further development of XmAb5574/MOR208.

        At inception of the arrangement, we determined that $8.0 million of the $13.0 million upfront payment was the value of the worldwide license rights to XmAb5574/MOR208 and $5.0 million was the value of the research and development services. We recognized the value related to the license of XmAb5574/MOR208 in income in 2010, the period that the license was transferred. We allocated $5.0 million of the upfront fee to research and development services to be recognized as income over the expected service period to complete the Phase 1 clinical trial which was 27 months. The March 2012 amendment to the agreement extended the length of the Phase 1 clinical trial. Under the terms of the amendment, we received additional proceeds for the additional research and development services related to extension of the Phase 1 clinical trial. During 2012, we recognized $0.4 million of revenue related to the additional services provided.

        In April and May 2013, MorphoSys initiated two Phase II clinical trials under the arrangement and we received a milestone payment of $3.0 million. We have recognized the payment as revenue in the period that the milestone event occurred.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The total revenue recognized under this arrangement was $3.0 million, $2.0 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Option and License Agreement with Alexion Pharmaceuticals, Inc.

        In January 2013, we entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five-year research term under the agreement, up to completion of the first multi-dose human clinical trial for each target compound. Alexion may extend the research term for an additional three years upon written notice to us and payment of an extension fee of $2.0 million. Alexion is responsible for conducting all research and development activities under the agreement at its own expense.

        In addition, we granted to Alexion an exclusive option, on a target-by-target basis, to obtain an exclusive commercial, worldwide, royalty-bearing license, with sublicensing rights, under our Xtend technology to develop and commercialize products that contain the target for which the option is exercised. In order to exercise this option, Alexion must pay a $4.0 million option fee with respect to each target for which the option is exercised. Alexion may exercise this option at any time during the research term.

        Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. In addition, if certain development, regulatory and commercial milestones are achieved, we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target-by-target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion's royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

        Absent early termination, the term of the agreement will continue until the expiration of Alexion's royalty payment obligations or until the expiration of the research term if Alexion has not exercised its option for a product license under the agreement. Either party may terminate the agreement for a material breach of the agreement by the other party if such breach remains uncured for 60 days, or 30 days in the case of a non-payment breach. Alexion may terminate the agreement without cause on a target-by-target basis upon 90 days' advance written notice to us.

        The total revenue recognized under this arrangement was $0.9 million year ended December 31, 2013. As of December 31, 2013 we have deferred revenue related to this agreement of $2.1 million.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Amgen, Inc.

        In December 2010, we entered into a Collaboration and Option Agreement with Amgen, Inc. (Amgen), pursuant to which we agreed to collaborate with Amgen to research, develop and commercialize XmAb5871 and products based thereon. Under the agreement, we granted to Amgen an option to acquire an exclusive license to research, develop, manufacture and commercialize XmAb5871 and certain related products worldwide, which option is exercisable by Amgen only after Amgen's (1) notification to us that it is electing to exercise the option and (2) payment of an option exercise fee to us during the option period under the agreement. The term of the option began at the effective date of the Agreement and expires 90 days after delivery of the data from a Phase 2 proof-of-concept (POC) clinical trial. During the option period and prior to Amgen exercising its option under the agreement, we retain ownership of the compound and are responsible for all clinical development of the compound through completion of the Phase 2 POC clinical trial and delivery of the clinical study data for the POC clinical trial. We received a nonrefundable upfront payment of $11.0 million upon execution of the agreement. We are eligible to receive milestone payments through the option period and following the exercise of the option by Amgen, additional milestone payments and royalties. We determined that substantially all of the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones.

        We determined that the arrangement is one with multiple deliverables and we identified the multiple elements at the inception of the agreement. We determined that the deliverables under the arrangement were the research and development services and the option to acquire the rights to XmAb5871. Since the option is a contingent and a substantive element, no portion of the upfront fee was allocated to it. The upfront payment was allocated to the research and development services and is being recognized ratably over the estimated service period to complete the Phase 2 POC trial and delivery of the clinical study reports to Amgen. We have estimated that the term of the service period to be 72 months from inception of the agreement through completion of the POC trial.

        During 2013, we initiated a Phase 1b clinical trial under the arrangement and we received a milestone payment of $2.0 million. We are recognizing that payment over the term that services relates. The total revenue recognized under this arrangement was $2.2 million, $1.8 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 we have deferred revenue related to this agreement of $6.9 million.

MedImmune LLC

        In December 2012, we entered into a Cross-License Agreement with MedImmune, LLC (MedImmune). Under the agreement we provided MedImmune with a non-exclusive research license to certain technology and options to acquire commercial licenses to a limited number of compounds. The commercial licenses will be worldwide, royalty-free exclusive licenses and are subject to our review and approval. In exchange, MedImmune provided us with a worldwide, non-exclusive, royalty-free license and sub-license to certain U.S. patent rights granted to MedImmune. We determined that the exchange is a non-monetary transaction as provided under ACS 845-10, Non-Monetary Transactions. The transaction did not include any cash proceeds and only the exchange of intellectual property rights between the two companies.

        We could not determine a fair value of the MedImmune patent rights received by us with reasonable certainty but could establish a fair value for the transaction by estimating the fair value of

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

the research license and options for the commercial licenses provided by us to MedImmune. We estimated the fair value of the license and options transferred to be $0.75 million. Our estimate was based on the risk adjusted discounted cash flow that is associated with the research license and options to commercial licenses transferred to MedImmune. In determining this estimate, we compared the license and options rights transferred to MedImmune with comparable arms-length non-related party licensing and option transactions that we have entered into with third parties in recent years. The calculation of the fair value is based on our experience and judgment with similar cash transactions. We recognized licensing revenue on the exchange of $0.75 million for the year ended December 31, 2012 equal to the fair value of the assets transferred. We also recorded an asset of $0.75 million to reflect the licensing rights that we acquired from MedImmune in the exchange; the capitalized rights are being amortized over the shorter of the remaining patent term or the estimated useful life of the license.

        MedImmune Ventures, Inc., an affiliate of MedImmune, was one of our 5% stockholders and has a designee on our Board of Directors as of December 31, 2012. As a result of our Initial Public Offering that became effective December 2013, MedImmune was no longer a 5% stockholder.

Boehringer Ingelheim International GmbH

        In 2007 we entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, we provided BI with a three-year research license to one of our technologies and commercial options. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to two compounds. Upon exercise of an option to a commercial license, we are eligible to receive future milestone payments and royalties. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones. The upfront payment and the annual license fees are being recognized ratably into income over the research license term which expired in 2011 and payments for the commercial options were recognized in the period the commercial option was exercised since the options were contingent and substantive. During 2012, BI advanced a compound that incorporates our technology into clinical development and we received a milestone payment of $1.2 million and recognized the payment as revenue in the period the milestone event occurred.

Janssen, Research & Development, LLC

        In 2009 we entered into a Research License and Option Agreement with Janssen, Research & Development, LLC (Janssen). Under the agreement, we provided Janssen with non-exclusive research license and options for exclusive commercial licenses to apply our technology to their compounds. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to three compounds. Upon exercise of an option, we are eligible to receive future milestone and royalty payments. We determined that the options and future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the options or milestones. The upfront payment of $1.0 million received at inception and the annual research license renewal payments are being recognized as revenue recorded ratably over the two-year term of the research license. During 2012, we recognized total revenue of $1.4 million consisting of $0.9 million in research license revenue and $0.5 million for the exercise of a commercial option. During 2011, we recognized total revenue of $1.0 million consisting of annual research license revenue. No revenues related to this arrangement were recognized in 2013.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

CSL Limited

        In 2009 we entered into a Research License and Commercialization Agreement with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to one of our technologies and up to five commercial options. The upfront payment of $0.75 million received at inception and the annual research license renewal payments are being recognized as revenue ratably over the five-year term of the research license. During 2012, we recognized total revenue of $1.8 million consisting of $0.3 million in annual research license revenue and $1.5 million in milestone payments. During 2011, we recognized total revenue of $1.3 million consisting of $0.3 million in research license revenue and $1.0 million in milestone and option exercise payments. We identified the deliverables under the agreement at inception as the five-year research licenses and options to acquire commercial licenses. Upon exercise of an option to acquire a commercial license, we are eligible to receive future milestones and royalties. The upfront payment and the annual license fees were allocated to the research license and are being recognized into income over the research term and payments for commercial options are being recognized in the period the commercial option was exercised since the options were contingent and substantive. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones.

        In March 2013, we entered into a License Agreement with CSL Limited (CSL). Under the terms of the agreement, we provided CSL with a non-exclusive commercial license to apply our technology to one of their compounds. The agreement provided for upfront payment of $0.5 million and we are eligible to receive future milestones as CSL advances the compound into clinical development. We determined that the deliverables under this agreement were the non-exclusive commercial license. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones.

        In May 2013, we entered into an amendment to a February 2009 Research License and Commercialization Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for the licensed product CSL362. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expires in February 2014 and four additional options to take commercial licenses through the term of the research period. The options are considered to be substantive and contingent and we did not allocate any of the proceeds received in the amendment to the options. The amendment proceeds are being recognized into income over the remaining period of the research term. During 2013 we recognized total revenue of $2.9 million consisting of $0.3million in annual research license revenue and $2.6 million in milestone payments. As of December 31, 2013 we have $0.5 million of deferred revenue related to this agreement.

Merck Sharp & Dohme Corp.

        In July 2013, we entered into a License Agreement with Merck Sharp & Dohme Corp (Merck). Under the terms of the agreement, we provided Merck with a non-exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. We also provided Merck with contingent options to take additional non-exclusive commercial licenses. The contingent options provide Merck an opportunity to take non-exclusive commercial licenses at an amount less than the

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

amount paid for the original license. The agreement provided for an upfront payment of $1.0 million and annual maintenance fees totaling $0.5 million. We are also eligible to receive future milestones and royalties as Merck advances the compound into clinical development.

        We determined that the deliverables under this agreement were the non-exclusive commercial license and the options. The options are considered substantive and contingent and no amount of the upfront payment was allocated to these options. We also determined that the future milestones and related payments were substantive and contingent and did not allocate any of the upfront payment to the milestones.

        We recognized $1.0 million in revenue under this arrangement for the year ended December 31, 2013.

        As of December 31, 2013, the Company may be eligible to receive the following maximum payments from its collaborative partners and licensees based upon contractual terms in the agreements assuming all options are exercised and all milestones are achieved:

	Potential Milestones (in millions)
Partner	Development-based	Regulatory-based	Sales-based	Total Milestones
MorphoSys(2)	$62.0	$187.0	$50.0	$299.0
Amgen(1)	62.0	150.0	225.0	437.0
Alexion(2)	51.0	168.0	180.0	399.0
BI(2)	9.0	6.0	12.0	27.0
CSL 2009(2)	38.0	20.0	31.0	89.0
CSL 2013(2)	8.0	4.0	24.5	36.5
Janssen(2)	6.0	—	4.0	10.0
Merck(2)	4.0	6.0	—	10.0

Total	$240.0	$541.0	$526.5	$1,307.5

(1)
These potential milestones include milestones that were determined to be substantive because they require the company to devote substantial effort to perform services for the benefit of the counterparty prior to achievement of the milestone and the payments due upon achievement of the milestone are reasonable in connection with the services provided and the remainder of the milestones in the arrangement.

(2)
The payments are solely dependent upon activities of the collaborative partner or licensee.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The $10.2 million, $9.5 million and $6.8 million of revenue recorded for the years ended December 31, 2013, 2012 and 2011, respectively was earned principally from the following licensees (in millions):

	Year Ended December 31,
	2013	2012	2011
Amgen	$2.2	$1.8	$2.0
MorphoSys	3.0	2.0	2.2
Janssen	—	1.4	1.0
Merck	1.0	—-	—
Alexion	0.9	—	—
CSL	2.9	1.8	1.3
BI	—	1.2	—
Other	0.2	1.3	0.3

Total	$10.2	$9.5	$6.8

        As of December 31, 2013 and 2012 our accounts receivable included $0.1 and $0.3 million, respectively from a major customer, MorphoSys AG.

        A substantial portion of our revenue is earned from collaboration partners outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and Non-U.S. sources for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S. Revenue	$4.2	$4.4	$3.3
Non-U.S. Revenue	6.0	5.1	3.5

Total	$10.2	$9.5	$6.8

Deferred Revenue

        Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue expected to be recognized within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $9.7 million and $7.6 million for the years ended December 31, 2013 and 2012, respectively.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Research and Development Expenses

        Research and development expenses include costs we incur for our own and for our collaborators research and development activities. Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, including associated stock-based compensation, laboratory supplies, facility costs, and applicable overhead expenses of personnel directly involved in the research and development of new technology and products, as well as fees paid to other entities that conduct certain research development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. During 2013 we expensed $17.0 million for research and development. During 2012 and 2011 we expensed $12.7 million for each of the years for research and development.

        We capitalize acquired research and development technology licenses and third-party contract rights and amortize the costs over the shorter of the license term or the expected useful life. We review the license arrangements and the amortization period on a regular basis and adjust the carrying value or the amortization period of the licensed rights if there is evidence of a change in the carrying value or useful life of the asset. See "Patents, licenses and other intangible assets."

Cash and Cash Equivalents

        We consider cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.

        The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return for us, while maintaining consistency with these two objectives.

Concentrations of Risk

        Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning in January 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and our cash balances exceeded federally insured limits. Amounts on deposit in excess of federally insured limits at December 31, 2013 and 2012 approximated $77.5 and $2.3 million, respectively.

        We have payables with five service providers that represent 57.0% of our total payables and two service providers that represented 27.2% of our total payables for the years ended December 31, 2013 and 2012, respectively. We have never experienced an interruption in service related to these two vendors and believes that there are alternative vendors available and as such do not perceive this concentration to present a significant risk to our operation. No other vendor accounted for more than 10.0% of payables at December 31, 2013 and 2012.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        Our financial instruments primarily consist of cash, money market funds, trade accounts receivable, accounts payable, accrued expenses and convertible notes payable. The fair value of cash, money market funds, trade accounts receivable, accounts payable and accrued expenses closely approximate their carrying value due to their short maturities. The carrying amounts of convertible notes payable approximate their fair value, as the interest rates, in consideration of the conversion feature, approximate the interest rates presently available to us.

        We determine the fair value of the principal amount of financial and nonfinancial assets and liabilities using the fair value hierarchy, which describes three levels of inputs that may be used to measure fair value, as follows:

          Level 1—Quoted prices in active markets for identical assets or liabilities;

          Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

          Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Level 1 assets consist of highly-liquid money market funds. The fair value of Level 1 assets has been determined using quoted prices in active markets for identical assets. There were no transfers between Level 1 and Level 2 assets during the years presented.

        The assets recorded at fair value at December 31, are classified within the hierarchy as follows for the years reported (in millions):

	2013		2012
	Total Fair Value	Level 1	Total Fair Value	Level 1
Money Market Funds	$—	$—	$2.3	$2.3

        For disclosure purposes at December 31, the fair value of the principal amount of our outstanding convertible promissory notes are classified within the hierarchy as follows (in millions):

	2013		2012
	Total Fair Value	Level 3	Total Fair Value	Level 3
Convertible Promissory Notes	$—	$—	$15.1	$15.1

        These convertible promissory notes were to mature as of December 31, 2012 (see Note 2 for further detail) and when considering the lack of time value, the absence of an established market for the convertible promissory notes, and our knowledge of the terms, rates, risk and returns provided by the convertible promissory notes as compared to financing available for privately-held biopharmaceutical companies, we determined that the carrying value of the convertible promissory notes approximates their fair value. There were no transfers between Level 3 and Level 2 or Level 1 during the year. The notes were converted into Series A-1 preferred stock in June 2013.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, or the lease term, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years or remaining lease term, whichever is less

Patents, Licenses, and Other Intangible Assets

        The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company's existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the year of the decision to abandon. During 2013 and 2012, we abandoned previously capitalized patent and licensing related charges of $205,000 and $388,000, respectively. During 2012 we did not abandon any licenses previously capitalized.

        The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2013	2012
Patents, definite life	$4,834	$4,416
Patents, pending issuance	3,515	3,293
Licenses and other amortizable intangible assets	1,917	1,669
Nonamortizable intangible assets (trademarks)	369	356

Total gross carrying amount	10,635	9,734
Accumulated amortization—patents	(1,395)	(985)
Accumulated amortization—licenses and other	(426)	(289)

Total intangible assets, net	$8,814	$8,460

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Amortization expense for patents, licenses, and other intangible assets was $598,000, $373,000 and $274,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        Future amortization expense for patents, licenses, and other intangible assets recorded as of December 31, 2013, and for which amortization has commenced, is as follows:

Years ending December 31,
(in thousands)
2014	$644
2015	575
2016	573
2017	573
2018	562
Thereafter	2,003

Total	$4,930

        The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2013, the Company has $3.5 million of intangible assets which are in-process and have not been placed in service and, accordingly amortization on these assets has not commenced.

Long-Lived Assets

        Management reviews long-lived and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for our long-lived assets is determined using the expected cash flows discounted at a rate commensurate with the risks involved.

        As of December 31, 2013, we determined that our continuing losses triggered a review of the carrying value of our long-lived assets including our capitalized patent and licensing costs. We conducted an impairment analysis of the assets in accordance with ASC 360 and ASC 820 by estimating the future undiscounted cash flows as of December 31, 2013, by patent family, which included granted and pending patents and related licenses. For purposes of the analysis, we grouped our patents into the four primary technology groups, IIb, ADCC, Xtend and, bi-specific, and compared the carrying value of the group to the undiscounted cash flows expected to be received from the patents in each group. We determined that the fair value of the potential future cash flows using this method was in excess of the carrying value of the intangible assets as of December 31, 2013. The patent groups assessed for impairment were the IIb, ADCC, Xtend and bi-specific patent families and represented the lowest level of cash flows for evaluation. These four patent families cover all of our current product candidates and our current license agreements. We modeled the cash flows from our internal product development programs (XmAb5871 and XmAb7195) and licensed programs that use each particular category of

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

patent asset. We used multiple published sources of pharmaceutical product development stage failure rates to estimate failure rates at each stage of clinical development in order to probability weight the cash flows for each internal and licensed program. We did not recognize a loss from impairment for the years ended December 31, 2013 or 2012.

Income Taxes

        We account for income taxes in accordance with accounting guidance which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

        Our policy is to recognize interest and penalties on taxes, if any, within operations as income tax expense. We did not have any uncertain tax positions at December 31, 2013 or 2012.

        We are subject to U.S. federal and state tax authority audits for the years from December 31, 2010 to December 31, 2013.

Stock-Based Compensation

        We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options. Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value—based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent period if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We recorded stock-based compensation (benefit) and expense for stock-based awards to employees and directors of approximately $198,000, $29,000 and $(57,000) for the years ended December 31, 2013, 2012 and 2011, respectively.

        Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing method and are subject to periodic re-measurement over the period during which the services are rendered.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

        Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options at December 31, 2013, 2012 and 2011, and convertible preferred stock and convertible promissory notes at December 31, 2012 and 2011 were not included in the diluted net loss per common shares calculation because the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Convertible preferred stock	—	12,188	12,188
Convertible promissory notes	—	2,800	2,471
Options to purchase common stock	1,794	1,305	1,245

Total	1,794	16,293	15,904

        The loss for the period ended December 31, 2013 was adjusted, for purposes of the diluted net income per share calculation, to reflect the deemed contribution of $144.8 million. This reflects a deemed contribution of $148.1 million from the exchange of convertible preferred stock, a deemed dividend of $1.0 million for the difference between the fair value of the shares of Series A-1 convertible preferred stock and the price at which shares were sold in June 2013, and an additional deemed dividend of $2.3 million for the difference between the fair value of the shares of Series A-1 convertible preferred stock and the price at which additional shares were sold in the subsequent Series A-1 closing in September 2013.

        The diluted loss per share calculation assumes the conversion of outstanding shares of convertible preferred stock into common stock using the as-if converted method.

Xencor, Inc.

Notes to Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

	Year Ended December 31
	2013	2012	2011
	(in thousands, except per share data)
Basic
Numerator:
Net loss	$(60,259)	$(8,594)	$(11,203)
Deemed contribution	144,765	—	—

Net income (loss) attributable to common stockholders for basic income per share	$84,506	$(8,594)	$(11,203)

Denominator:
Weighted-average common shares outstanding	2,472,581	72,302	72,302

Basic net income (loss) per common share	$34.18	$(118.86)	$(154.95)

Diluted:
Numerator:
Net income (loss) attributable to common stockholders for basic net loss per share	$84,506	$(8,594)	$(11,203)
Deemed contribution	(144,765)	—	—

Net loss attributable to common stockholders for diluted net loss per share	$(60,259)	$(8,594)	$(11,203)
Denominator:
Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	2,472,581	72,302	72,302
Dilutive effect of conversion of convertible Preferred stock	13,173,208	—	—

Weighted-average number of common shares outstanding used in computing net loss per common share	15,645,789	72,302	72,302

Diluted net loss per common share	$(3.85)	$(118.86)	$(154.95)

Segment Reporting

        The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Convertible Notes Payable

        In 2009, we issued $7.7 million of convertible promissory notes (the 2009 Notes) to existing preferred stockholders. The 2009 notes included a contingent redemption feature which provided that, upon a change of control or other liquidation event, the outstanding principal and accrued interest would be converted to shares of our Series E-1 convertible preferred stock which were entitled to a payment of liquidation preference equal to three times the per share price of $2.41 used for the conversion in priority to any liquidation payments to be made to any other series of convertible preferred stock or common stock. Originally, the 2009 Notes had an interest rate of 10.0% per annum

Xencor, Inc.

Notes to Financial Statements (Continued)

2. Convertible Notes Payable (Continued)

and original maturity date of September 30, 2009 which was subsequently extended to July 31, 2011. In June 2011, the 2009 Notes were amended to increase the interest rate on the Note from 10.0% to 12.5% and to extend the maturity date to December 31, 2012.

        In December 2010, we issued an additional $7.5 million of convertible promissory notes (the 2010 Notes) to existing preferred stockholders. The 2010 Notes included a contingent redemption feature which provided that, upon a change of control or other liquidation event, the outstanding principal and accrued interest would be converted to shares of our Series E-1 convertible preferred stock which were entitled to a payment of liquidation preference equal to three times the per share price of $2.41 used for the conversion in priority to any liquidation payments to be made to any other series of convertible preferred stock or common stock. The 2010 Notes bear similar terms as the 2009 notes and, originally had an interest rate of 10.0% per annum and an original maturity date of December 31, 2011. In December 2011, the 2010 Notes were amended to increase the interest rate from 10.0% to 12.5% and to extend the maturity date of the Notes to December 31, 2012.

        In December 2012 the maturity dates for the 2009 Notes and the 2010 Notes were extended to April 15, 2013 and in April 2013 the maturity dates were extended again to June 15, 2013, with each such extension considered to be a modification of debt under ASC 470-50-40.

        In June 2013, and prior to the maturity dates of the 2009 Notes and the 2010 Notes, our Board of Directors and the requisite stockholders and holders of the 2009 Notes and 2010 Notes agreed to exchange the outstanding principal into shares of our Series A-1 convertible preferred stock in connection with a concurrent financing . The exchange of the 2009 Notes and 2010 Notes was not pursuant to the terms of the applicable Notes so we accounted for the exchange as an extinguishment of the original debt instrument under ASC 470-50-40.

        At December 31, 2012, we had $20.9 million of convertible notes payable which include principal of $15.1 million and accrued interest due of $5.8 million. As of December 31, 2012, $6.5 million of convertible promissory notes were held by a director of the Company.

3. Capital Structure

Authorized Capital Stock

        We are authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock as of December 31, 2013. We had 57,225,000 shares of common stock and 45,322,694 shares of preferred stock authorized as of December 31, 2012.

        As of December 31, 2013 and 2012, zero and 37.8 million shares of Series A-E convertible preferred stock were held by a director of the Company, respectively.

Rights of Convertible Preferred Stock

        During 2013 and prior to 2012 we issued and had outstanding several series of convertible preferred stock.

  Anti-Dilution

        In the event we sold or issued additional shares of preferred or common stock at a price less than the original conversion price of the convertible preferred stock of $1.36 per share, the conversion price

Xencor, Inc.

Notes to Financial Statements (Continued)

3. Capital Structure (Continued)

was to be reduced pursuant to a weighted-average anti-dilution adjustment set forth in our amended and restated certificate of incorporation.

  Conversion

        Each 3.1 shares of convertible preferred stock was convertible, at the stockholder's option, into one share of common stock. Additionally, each share of convertible preferred stock was automatically converted into common stock, at the then-effective conversion rate, upon (i) written consent of 70% of the holders of the then outstanding shares of all convertible preferred stock voting together, (ii) in the event of a public offering of our equity securities resulting in gross proceeds to us of $25.0 million or more and (iii) upon the effective date of any registration statement filed with the SEC under the Securities Act or Exchange Act.

  Liquidation

        In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, including any merger, consolidation or similar transaction:

  •
  the holders of Series A-1 were entitled to receive preference to Series A-2 and common stockholders to any distribution of any assets of the Company in an amount per share equal to the sum of (a) $150,000,000, which amount shall increase by 6% per year from the date of the filing of our amended and restated certificate of incorporation, compounded annually, divided by the aggregate number of shares of preferred stock outstanding following the final closing of the Series A-1 financing, plus (b) accrued and unpaid dividends (such per share amount referred to as the Series Preferred Liquidation Preference);

  •
  the holders of Series A-2 were entitled to receive preference to common stockholders to any distribution of any assets of the Company in an amount per share equal to the Series Preferred Liquidation Preference and,

  •
  the Series A-1 and A-2 Preferred Stock carried a liquidation preference of $146.8 million and $5.5 million, respectively.

        After full payment of the Series A-1 and Series A-2 liquidation preference amounts, the remaining assets would be distributed ratably to the holders of shares of common stock and convertible preferred stock on an as-converted to common stock basis.

        The convertible preferred stock is classified as mezzanine equity outside stockholders' deficit for the years ended December 31, 2012 because each series of preferred stock is subject to a deemed liquidation clause that could potentially require redemption of the preferred shares for cash as a result of events outside the control of the Company.

        We did not adjusted the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate us to pay the liquidation preferences to holders of shares of convertible preferred stock.

Xencor, Inc.

Notes to Financial Statements (Continued)

3. Capital Structure (Continued)

  Dividends

        The holders of outstanding shares of convertible preferred stock were entitled to receive, when and if declared by our Board of Directors, a noncumulative dividend at an annual rate of 6% of the original issue price of $1.36 per share. Such dividend was payable in preference to any dividends payable to holders of shares of common stock declared by our Board of Directors. No dividends have been declared to date.

  Voting

        Each share of convertible preferred stock carried one vote for each share of common stock into which such shares of convertible preferred stock may be converted.

  Redemption

        The convertible preferred stock has no date-specific mandatory redemption feature.

4. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2013	2012
	(In thousands)
Computers, software and equipment	$3,514	$3,374
Furniture and fixtures	89	107
Leasehold and tenant improvements	3,081	3,081

	6,684	6,562
Less accumulated depreciation and amortization	(6,377)	(6,279)

	$307	$283

        During 2012, we entered into a capital lease for certain computer equipment for $22,000. Total assets under capital lease were $22,000 and $54,000 of December 31, 2013 and 2012, respectively; accumulated depreciation for these assets was $12,900 and $37,000 at December 31, 2013 and 2012, respectively.

        Depreciation expense in 2013, 2012 and 2011 was $113,000, $154,000 and $333,000, respectively.

5. Income Taxes

        We use the assets and liability method to account for income taxes in accordance with ASC 740-10, Income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible source of realization of deferred income tax assets, and record a valuation allowance that reduces the deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax assets that more likely than not will be realized. ASC 470 also clarifies the accounting for uncertainty in tax positions recognized in the financial statements. We did not record a

Xencor, Inc.

Notes to Financial Statements (Continued)

5. Income Taxes (Continued)

liability or an asset related to an uncertain tax position for the years ended December 31, 2013 and 2012.

        Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the net operating loss carryforwards and research credit carryforwards. For the years ended December 31, 2013, 2012 and 2011 there was no current provision for federal or state income taxes due to taxable losses incurred in each of the years.

        A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	$(20,488)	$(2,922)	$(3,809)
Loss on settlement of notes	18,884	—	—
Non-deductible research and development credit	—	336	320
Other	4	12	18
Net change in valuation allowance	1,600	2,574	3,471

Net effective tax rate	$—	$—	$—

        The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2013 and 2012 is presented below (in thousands):

	2013	2012
Deferred income tax assets
Net operating loss carryforwards	$58,286	$57,782
Research credits	24,276	22,503
Depreciation	849	892
Stock-based compensation	52	—
Accrued compensation	137	163
Deferred revenue	3,899	3,048

Gross deferred income tax assets	87,499	84,388
Valuation allowance	(84,045)	(81,076)

Net deferred income tax assets	3,454	3,312
Deferred income tax liabilities
Patent costs	(2,929)	(2,738)
Licensing costs	(406)	(455)
Capitalized legal costs	(119)	(119)

Gross deferred income tax liabilities	(3,454)	(3,312)

Net deferred income tax asset/(liability)	$—	$—

        Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets. The Company

Xencor, Inc.

Notes to Financial Statements (Continued)

5. Income Taxes (Continued)

recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company's net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative book losses that have resulted over the years. During the years ended December 31, 2013, the valuation allowance increased by $3.0 million; during 2012 the valuation allowance increased by $4.3 million. In connection with the sale of common stock in the Company's initial public offering, there was a change in ownership under Section 382 of the Internal Revenue Code and related state provisions. Section 382 limits the amount of net operating losses and tax credit forwards that may be available after a change in ownership. The Company is reviewing the potential impact of the section 382 limitations on its federal and state net operating loss and tax credit carryforwards. The Company's tax returns remain open to potential inspection for the years ended 2010 and later.

        As of December 31, 2013, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $150.4 million and $119.4 million respectively, and available tax credit carryforwards of approximately $13.7 million for federal income tax purposes and $10.5 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

        Our federal net operating loss carryforwards expire starting in 2019 and state net operating losses expire starting in 2014. Federal tax credit carryforwards expire starting in 2018. Utilization of the net operating losses and tax credits were subject to a substantial annual limitation due to the ownership changes which occurred on the sale of common stock in our Initial Public Offering. As a result of these changes, provisions in the Internal Revenue Code of 1986 under Section 382 and similar state provisions may result in the expiration of certain of our net operating losses and tax credits before we could use them.

6. Stock-Based Compensation

        In December 2010, the Board of Directors and the requisite stockholders approved a stock Option Plan, the 2010 Equity Incentive Plan (the 2010 Plan). All options granted under the 2010 Plan are to be made at prices not less than fair value of the stock at the date of grant. Options granted under the 2010 Plan are exercisable at various dates over their 10-year life. Generally, our Board of Directors grants options under our 2010 Plan with 100% of the shares initially subject to vesting and where 25% of such shares vest on the one-year anniversary of the date of grant and 1/48 of the shares vest monthly thereafter.

        Information with respect to stock options outstanding is as follows:

	December 31, 2013	2012	2011
Exercisable options	1,203,885	1,094,573	914,706
Weighted average exercise price per share of exercisable options	$0.59	$0.59	$0.59
Weighted average grant date fair value per share of options granted during the year	$3.78	$0.34	$0.34
Options available for future grants	2,403,368	753,692	813,142
Weighted average remaining contractual life	5.72	7.79	8.70

Xencor, Inc.

Notes to Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Balances at December 31, 2011	1,245,398	$0.59	8.70	—
Options granted	60,642	0.59
Options canceled	(1,192)	0.59

Balances at December 31, 2012	1,304,848	0.59	7.79	—
Options granted	517,062	4.29
Options canceled	(5,305)	0.59
Options exercised(3)	(22,391)	0.59

Balance at December 31, 2013	1,794,214	1.66	5.72	$13,429

As of December 31, 2013:
Options vested and expected to vest	1,458,848	$1.16	4.86	$11,648
Exercisable	1,203,885	0.59	3.89	$10,293

(1)
The weighted average exercise price per share is determined using exercise price per share for stock options.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2013.

(3)
The total intrinsic value of stock options exercised was $191,000 for the years ended December 31, 2013. There were no option exercises in 2012 or 2011.

        The stock options outstanding and exercisable by exercise price at December 31, 2013 are as follows:

Stock Options Outstanding
		Weighted- Average Remaining Contractual Term (in years)		Stock Option Exercisable
Range of Exercise Prices	Number of Shares		Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
$0.59	1,277,152	4.12	$0.59	1,203,885	$0.59
$4.25	502,062	9.68	$4.25	—	$4.25
$5.50	15,000	9.93	$5.50	—	$5.50

	1,794,214	5.72	$1.66	1,203,885	$0.59

        We estimated the fair value of employee and non-employee awards using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. Management's estimates the probability of

Xencor, Inc.

Notes to Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

non-employee awards being vested based upon an evaluation of the non-employee achieving their specific performance goals.

        Options granted after our Initial Public Offering, are issued at the fair market value of our stock at the date the grant is approved by our board of directors. For 2013 options granted prior to our Initial Public Offering, we used and estimated fair value of $4.25 per share as determined by the board of directors based on input from management. For the options granted in the year ended December 31, 2012, we used an estimated fair value per share of $0.59, originally determined by our Board of Directors as of December 31, 2009. We used the capital asset valuation model to determine fair value with the following key assumptions: junior nature of the common stock to outstanding convertible preferred stock and convertible preferred promissory notes, conversion dilution, minority status and the illiquid nature of our common stock.

        The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Common stock fair value per share	$5.50	$0.59	$0.59
Volatility	86.7%	63.7%	63.7%
Risk-free interest rate	0.9% - 2.19%	2.68%	2.68%
Dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

        Total employee, director and non-employee stock-based compensation expense recognized was as follows:

	Years Ended December 31,
(In thousands)	2013	2012	2011
General and administrative	$40	$19	$(23)
Research and development	158	10	(34)

	$198	$29	$(57)

        The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2013, 2012 and 2011 was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

        We determined the average expected life of stock options based on the simplified method because our common stock has not been publicly traded for an extended period and we do not have a track record of establishing the volatility. For all option grants prior to our Initial Public Offering we were a privately held company.

        The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options.

        The expected dividend assumption is based on our history and expectation of dividend payouts.

Xencor, Inc.

Notes to Financial Statements (Continued)

6. Stock-Based Compensation (Continued)

        At December 31, 2013, 2012 and 2011, the unamortized compensation expense related to unvested options was $895,000, $26,000 and $45,000, respectively. The remaining unamortized compensation expense will be recognized over the next 4 years.

7. Commitments and Contingencies

        Although we may be involved from time to time in litigation incidental to our business, we are not currently aware of any ongoing, pending or threatened litigation which would have a material adverse effect on our financial position, results of operations and cash flows. However, unforeseen litigation may be initiated by us or by third parties. Such litigation could adversely affect our business, financial position and results of operations and divert our attention and resources from other matters.

        In 2009, we purchased certain computer equipment under a three-year capital lease. Total payments due under the capital lease are listed below.

        In 2011, we entered into an agreement with its landlord to amend the terms of its existing facility lease in Monrovia, California. The new lease extends the term of the lease from January 2012 to April 2015 and provides for a new rent payment schedule. The new lease is a non-cancelable operating lease. We are responsible for other lease related costs such as personal property taxes, insurance, maintenance and utilities.

        Future minimum payments under the non-cancelable operating and capital leases consist of the following at December 31, 2013 (in thousands):

Years ending December 31,	Capital Equipment Lease	Operating Leases
2014	$9	$620
2015	1	212
Thereafter	—	—

Total	$10	$832

        Net rent expense for the years ended December 31, 2013 and 2012 was $547,000 and $689,000 for 2011.

Guarantees

        In the normal course of business, we indemnify certain employees and other parties, such as collaboration partners and other parties that perform certain work on behalf of, or for the Company or take licenses to our technologies. hawse have agreed to hold these parties harmless against losses arising from our breach of representations or covenants, intellectual property infringement or other claims made against these parties in performance of their work with us.

        These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and did not record a liability as of December 31, 2013 and 2012.

Xencor, Inc.

Notes to Financial Statements (Continued)

8. 401(k) Plan

        We have a 401(k) plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions and employer discretionary contributions, if any. No employer contributions were made for the years ended December 31, 2013, 2012 or 2011.

9. Related Parties

        On September 4, 2013, our Board of Directors authorized the forgiveness of the outstanding principal and interest of approximately $166,000, under the promissory note from our Chief Executive Officer, effective and contingent upon the filing of a registration statement on Form S-1 for our initial public offering with the U.S. Securities and Exchange Commission.

10. Conversion of Convertible Promissory Notes and Preferred Stock

        In June 2013, our Board of Directors and the requisite holders of the 2009 Notes and 2010 Notes and requisite preferred stockholders agreed to a series of transactions as follows:

  •
  an exchange of the outstanding principal due on the 2009 Notes and 2010 Notes for shares of Series A-1 convertible preferred stock and cancellation of the accrued and unpaid interest thereon, pursuant to a Note Conversion Agreement;

  •
  an exchange of the current outstanding shares of Preferred Series A—E for Series A-1 convertible preferred stock pursuant to the operation of provisions in our amended and restated certificate of incorporation;

  •
  the sale of an additional $10.0 million in Series A-1 convertible preferred stock to existing stockholders; and

  •
  the conversion of certain shares of Series A-1 convertible preferred stock into shares of Series A-2 convertible preferred stock at a conversion rate of 1 for 3, pursuant to a mandatory conversion provision (e.g. a "pay to play" provision) in our amended and restated certificate of incorporation.

        The primary business purpose for this series of transactions was to raise an additional $10 million of capital from the sale of shares of our Series A-1 convertible preferred stock (the financing). The exchange of Notes, cancellation of interest, restatement of our certificate of incorporation to effect the exchange of Preferred Series A—E for Series A-1 convertible preferred stock and the conversion of certain shares of Series A-1 convertible preferred stock for shares of Series A-2 convertible preferred stock were each negotiated aspects of, and conditions to, the financing. When considering the terms for the financing, our Board of Directors took these conditions into account and, ultimately, determined that the financing was in the best interests of the Company and our stockholders. Subsequent to approval of the financing by our Board of Directors, the requisite stockholders and holders of the Notes also approved this series of transactions.

        Under the terms of the Note Conversion Agreement, the total outstanding principal due on the Notes as of June 13, 2013 was exchanged for 45,902,321 shares of Series A-1 convertible preferred stock, 5,303,597 of which were subsequently converted into 1,766,097 shares of Series A-2 convertible preferred stock. We determined that the per share fair value of the shares of Series A-1 convertible preferred stock issued was $1.54 and the total fair value of the issued shares under the Note

Xencor, Inc.

Notes to Financial Statements (Continued)

10. Conversion of Convertible Promissory Notes and Preferred Stock (Continued)

Conversion Agreement was $70.7 million and we recognized a loss on the exchange of $48.6 million for the difference in the fair value of the shares of Series A-1 convertible preferred stock and the carrying value of the Notes as of June 13, 2013.

        The $48.6 million loss is reported on our Statement of Operation as a Loss on Settlement of Notes as an Other Expense for the year ended December 31, 2013. Associated transaction costs of $41,000 related to the exchange were expensed.

        After the exchange of the Notes, the outstanding shares of Preferred Series A—E were exchanged for 1,977,137 shares of Series A-1 convertible preferred stock, 257,409 of which were subsequently converted into 85,717 shares of Series A-2 convertible preferred stock. We determined the fair value of the shares of Series A-1 convertible preferred stock issued to be $3.0 million and we recorded a deemed contribution to equity of $140.6 million equal to the difference in the fair value of the shares issued and the carrying value of the existing shares of Preferred Series A—E. We record issuance costs related to our preferred stock sales as a reduction to paid-in capital at the time the preferred securities are issued and reflect the carrying value of the preferred stock at the aggregate issuance price. We record these issuances as a non-cash equity distribution at the date of redemption. The deemed contribution has been adjusted to reflect $3.0 million of original issuance costs of the Preferred Series A—E.

        We determined that the value of the Series A-2 convertible preferred stock to be $0.58 per share. A total of 1,851,814 shares of Series A-2 convertible preferred stock with a fair value of $1.1 million were issued in exchange for 5,561,006 shares of Series A-1 convertible preferred stock with the fair value of $8.6 million. We recognized a deemed contribution of $7.5 million for the difference in the fair value of the shares of Series A-2 convertible preferred stock issued in exchange for the shares of Series A-1 convertible preferred stock.

        On June 26, 2013 we sold 5,586,510 shares of additional Series A-1 convertible preferred stock to existing stockholders at a purchase price of $1.36 per share for aggregate proceeds of $7.6 million. We determined that the fair value of the shares sold in June 2013 to be $8.6 million and we recorded a deemed dividend of $1.0 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. The $40,000 of transaction costs related to the sale was recorded against Additional Paid in Capital.

        We determined that the fair value of the Series A-1 and Series A-2 convertible preferred stock as of June 26, 2013 was $1.54 and $0.58, respectively. We used the probability-weighted expected return method (PWERM) to determine the fair value of the shares of the Series A-1 and A-2 convertible preferred stock. PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

        On September 23, 2013 we sold 1,766,430 additional shares of Series A-1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A-1 convertible preferred stock sold to be $4.7 million, based on a per share fair value of $2.69, determined by estimating the enterprise value of the Company based on a projected offering price in an initial public offering, and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of

Xencor, Inc.

Notes to Financial Statements (Continued)

10. Conversion of Convertible Promissory Notes and Preferred Stock (Continued)

the shares. Transaction costs of $34,000 related to the sale were recorded against Additional Paid in Capital.

11. Initial Public Offering

        On December 2, 2013, we commenced our initial public offering pursuant to a registration statement on Form S-1 that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million. Deferred offering costs as of December 31, 2013, consisted of legal, accounting, printing and filing fees incurred in the preparation of the Company's Registration Statement on Form S-1 as part of the Company's IPO have been offset against the IPO proceeds upon the completion of the offering in December 2013.

12. Subsequent Events

        We completed an evaluation of all subsequent events through the date the financial statements were issued to ensure that this filing includes appropriate disclosure of events both recognized in the December 31, 2013 financial statements and events which occurred but were not recognized in the financial statements.

13. Condensed Quarterly Financial Data (unaudited)

        The following table contains selected unaudited financial data for each quarter of 2013 and 2012. The unaudited information should be read in conjunction with the Company's financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$1,345	$3,921	$3,161	$1,745
Loss from operations	(3,961)	(1,006)	(1,843)	(3,710)
Net loss	(4,612)	(50,109)	(1,835)	(3,703)
Basic net loss per common share	(63.78)	1,341.67	(57.87)	(0.37)
Diluted net loss per common share	$(63.78)	$(3.88)	$(57.87)	$(0.37)

	2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$3,121	$2,403	$1,576	$2,424
Loss from operations	(622)	(1,087)	(1,998)	(2,523)
Net loss	(1,202)	(1,691)	(2,590)	(3,111)
Basic and diluted net loss per common share	$(16.62)	$(23.39)	$(35.82)	$(43.03)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2013. We have identified material weaknesses in our internal controls over financial reporting. The principal factors that contributed to this material weakness were revenue recognition as it relates to properly recording negotiated terms and conditions in our product development partnerships and license agreements and the misapplication of GAAP with respect to the timing of the recognition of revenue for such agreements.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.xencor.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

        The other information required by this item and not set forth below will be set forth in the sections headed "Election of Directors" and "Executive Officers" in our Proxy Statement for our 2014 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be set forth in the section headed "Executed Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement and is incorporated herein by reference.

        The information required by Item 201(d) of Regulation S-K will be set forth in the section headed "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be set forth in the section headed "Transactions With Related Persons" in our Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item will be set forth in the section headed " Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

          1.     Financial Statements.    We have filed the following documents as part of this Annual Report:

          2.     Financial Statement Schedules.    All scheduled have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.

          3.     Exhibits.

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 11, 2013).

4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 25, 2013).

4.2	*	Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.1	*	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689) , originally filed with the SEC on October 11, 2013).

10.2	*	Xencor, Inc. 2010 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.3	*	Xencor, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

Exhibit Number		Description
10.4	*	Xencor, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.5	*	Xencor, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.6	*	Second Amended and Restated Executive Employment Agreement, dated January 1, 2007, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.7	*	Offer Letter, dated January 12, 2010, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.8	*	Offer Letter, dated September 28, 2009, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.9	*	Amendment to Offer Letter, dated November 18, 2010, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.10	*	Amended Consulting Agreement, dated January 1, 2011, by and between the Company and Development and Strategic Consulting Associates, LLC (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.11	*	Offer Letter, dated August 1, 2012, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.12	*	Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.13	*	Offer Letter, dated September 5, 2013, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.14	*	Amended and Restated Severance Agreement, dated September 5, 2013, by and between the Company and Dr. John R. Desjarlais (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

Exhibit Number		Description
10.15	*	Amended and Restated Change in Control Agreement, dated September 5, 2013, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.16	*	Offer Letter, dated August 12, 2013, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.17	†	GPEx®-Derived Cell Line Sale Agreement, dated December 21, 2011, by and between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.18	†	Development and Manufacturing Services Agreement, dated September 15, 2005, by and between the Company and Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC) (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.19	†	Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.20	†	First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.21	†	Collaboration and Option Agreement, dated December 22, 2010, by and between the Company and Amgen, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.22	†	Clinical Supply Agreement, dated October 1, 2012, by and between the Company and Cook Pharmica LLC (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.23	†	Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.24	†	Collaboration Agreement, dated February 10, 2012, by and between the Company and Boehringer Ingelheim International GmbH (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

Exhibit Number		Description
10.25		Office Building Lease, dated May 12, 2000, by and between the Company and BF Monrovia, LLC, as amended on November 1, 2011 (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.26	†	Cross-License Agreement, dated December 19, 2012, by and between the Company and MedImmune, LLC (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page hereto.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.

*
Indicates management contract or compensatory plan.

**
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Xencor, Inc.
Date: March 31, 2014	By:	/s/ BASSIL I. DAHIYAT, PH.D. Bassil I. Dahiyat, Ph.D. President & Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bassil I. Dahiyat, Ph.D. and John J. Kuch, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D. Bassil I. Dahiyat, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	March 31, 2014
/s/ JOHN J. KUCH John J. Kuch	Vice President, Finance (Principal Financial and Accounting Officer)	March 31, 2014
/s/ BRUCE L.A. CARTER, PH.D. Bruce L.A. Carter, Ph.D.	Chairman of the Board of Directors	March 31, 2014
/s/ ROBERT F. BALTERA, JR. Robert F. Baltera, Jr.	Director	March 31, 2014
/s/ JONATHAN FLEMING Jonathan Fleming	Director	March 31, 2014

Signature	Title	Date

/s/ JOHN S. STAFFORD III John S. Stafford III	Director	March 31, 2014

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 11, 2013).

4.1		Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 25, 2013).

4.2	*	Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.1	*	Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689) , originally filed with the SEC on October 11, 2013).

10.2	*	Xencor, Inc. 2010 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.3	*	Xencor, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.4	*	Xencor, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.5	*	Xencor, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.6	*	Second Amended and Restated Executive Employment Agreement, dated January 1, 2007, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.7*		Offer Letter, dated January 12, 2010, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.8*		Offer Letter, dated September 28, 2009, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

Exhibit Number		Description
10.9	*	Amendment to Offer Letter, dated November 18, 2010, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.10	*	Amended Consulting Agreement, dated January 1, 2011, by and between the Company and Development and Strategic Consulting Associates, LLC (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.11	*	Offer Letter, dated August 1, 2012, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.12	*	Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.13	*	Offer Letter, dated September 5, 2013, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.14	*	Amended and Restated Severance Agreement, dated September 5, 2013, by and between the Company and Dr. John R. Desjarlais (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.15	*	Amended and Restated Change in Control Agreement, dated September 5, 2013, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.16	*	Offer Letter, dated August 12, 2013, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.17	†	GPEx®-Derived Cell Line Sale Agreement, dated December 21, 2011, by and between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.18	†	Development and Manufacturing Services Agreement, dated September 15, 2005, by and between the Company and Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC) (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.19	†	Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

Exhibit Number		Description
10.20	†	First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.21	†	Collaboration and Option Agreement, dated December 22, 2010, by and between the Company and Amgen, Inc. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.22	†	Clinical Supply Agreement, dated October 1, 2012, by and between the Company and Cook Pharmica LLC (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.23	†	Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.24	†	Collaboration Agreement, dated February 10, 2012, by and between the Company and Boehringer Ingelheim International GmbH (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.25		Office Building Lease, dated May 12, 2000, by and between the Company and BF Monrovia, LLC, as amended on November 1, 2011 (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.26†		Cross-License Agreement, dated December 19, 2012, by and between the Company and MedImmune, LLC (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page hereto.

31.1		Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.

*
Indicates management contract or compensatory plan.

**
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.