Form 10-Q
period 2014-03-31
Xencor Inc
filed 2014-05-15
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1622502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 West Lemon Avenue, Monrovia, CA	91016
(Address of Principal Executive Offices)	(Zip Code)

(626) 305-5900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2014
Common stock, $0.01 par value	31,361,493

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended March 31, 2014

In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the company,” “we,” “us,” “our” and similar references refer to Xencor, Inc.  The Xencor logo is a registered trademark of Xencor, Inc.  This report also contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe”, “anticipate”, “plan”, “expect”, “intend”, “estimate”, “project”, “may”, “will”, “should”, “would”, “could”, “can”, the negatives thereof, variations thereon and similar expressions, or by discussions of strategy.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•                  our plans to develop and commercialize our product candidates;

•                  our ongoing and planned clinical trials;

•                  the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•                  our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•                  our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

•                  the rate and degree of market acceptance and clinical utility of our products;

•                  the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

•                  significant competition in our industry;

•                  costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•                  our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;

•                  our ability to receive research funding and achieve anticipated milestones under our collaborations;

•                  our intellectual property position;

•                  loss or retirement of key members of management;

•                  costs of compliance and our failure to comply with new and existing governmental regulations;

•                  failure to successfully execute our growth strategy, including any delays in our planned future growth; and

•                  our failure to maintain effective internal controls.

Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$72,536	$77,975
Accounts receivable	511	59
Prepaid expenses and other current assets	159	60
Total current assets	73,206	78,094
Property and equipment
Computers, software and equipment	3,580	3,514
Furniture and fixtures	89	89
Leasehold improvements	3,081	3,081
Less accumulated depreciation and amortization	(6,410)	(6,377)
Property and equipment, net	340	307
Other assets
Patents, licenses, and other intangible assets, net	8,899	8,814
Other assets	50	100
Total other assets	8,949	8,914
Total assets	$82,495	$87,315
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,104	$2,633
Accrued expenses	1,465	1,393
Current portion of deferred revenue	3,251	3,444
Current portion of capital lease obligations	7	9
Total current liabilities	6,827	7,479
Deferred revenue, less current portion	5,603	6,302
Capital lease obligations, less current portion	—	1
Total liabilities	12,430	13,782
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2014 and December 31, 2013; 31,361,444 issued and outstanding at March 31, 2014 and 31,354,467 issued and outstanding shares at December 31, 2013	314	314
Additional paid-in capital	301,073	300,790
Accumulated deficit	(231,322)	(227,571)
Total stockholders’ equity	70,065	73,533
Total liabilities and stockholders’ equity	$82,495	$87,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except share and per share amounts)

	Three Months ended March 31,
	2014	2013

Revenue
Collaborations, licenses and milestones	$2,184	$1,345
Operating expenses
Research and development	4,228	4,560
General and administrative	1,723	746
Total operating expenses	5,951	5,306
Loss from operations	(3,767)	(3,961)
Other income (expenses)
Interest income	18	1
Interest expense	(2)	(661)
Other (expense) income	—	9
Total other income (expense), net	16	(651)

Net loss	$(3,751)	$(4,612)

Basic and diluted net loss per common share	$(0.12)	$(63.78)
Weighted average shares used to compute basic and diluted net loss per common share	31,360,879	72,302

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(3,751)	$(4,612)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	320	139
Stock-based compensation	278	5
Abandonment of capitalized intangible assets	10	168
Gain on disposal of assets	—	(9)
Accrued interest on convertible promissory notes (See Note 3)	—	660
Changes in operating assets and liabilities:
Accounts receivable	(452)	(172)
Prepaid expenses and other current assets	(99)	—
Other assets	50	—
Accounts payable	(529)	1,610
Accrued expenses	72	(565)
Deferred revenue	(892)	4,422
Net cash (used in) provided by operating activities	(4,993)	1,646
Cash flows from investing activities
Purchase of intangible assets	(382)	(521)
Purchase of property and equipment	(66)	(36)
Proceeds from sale of property and equipment	—	9
Net cash used in investing activities	(448)	(548)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	4	—
Payments on capital lease obligations	(2)	(2)
Net cash provided by (used in) financing activities	2	(2)
Net increase (decrease) in cash	(5,439)	1,096
Cash, beginning of period	77,975	2,312
Cash, end of period	$72,536	$3,408
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$2	$—
Taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Xencor, Inc.

Notes to Condensed Financial Statements

March 31, 2014

1. Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next-generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer, and other conditions. Our engineered Fc domains, the XmAb technology, are applied to our pipeline of antibody-based drug candidates to increase immune inhibition, improve cytotoxicity, or extend half-life. We also enter into collaborations with pharmaceutical companies to allow them to use our XmAb technology in their drug development activities.

Our operations are based in Monrovia, California and we operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of March 31, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. December 31, 2013 balances were derived from the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2104. The accompanying Condensed Balance Sheet does not include all the disclosures required by generally accepted accounting principles in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

Initial Public Offering

We completed our initial public offering (IPO) in December 2013, pursuant to which we issued 14,639,500 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option, and received net proceeds of $72.5 million, after underwriting discounts, commissions and estimated offering expenses.  In addition, in connection with the completion of our IPO, all then outstanding convertible preferred stock converted into common stock.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of assets, convertible preferred stock and common stock, income taxes, pre-clinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from these estimates.

Reverse Stock Split

On November 1, 2013, the Company affected a 1 for 3.1 reverse stock split. All information in this report relating to the number of shares, price per share and per share amounts of stock prior to November 1, 2013 gives retroactive effect to the 1 for 3.1 reverse stock split of the Company’s stock.

Research and Development Expenses

Costs incurred in research and development activities are expensed as incurred, including expenses that may or may not be reimbursed under research and development collaboration agreements. Research and development costs include, but are not limited to, salaries, benefits, stock-based compensation, laboratory supplies and equipment, allocated overhead, fees for professional service providers and costs associated with product development efforts, including preclinical studies and clinical trials.

The Company estimates preclinical study and clinical trial expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on its behalf. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash, trade accounts receivable, convertible promissory notes, accounts payable and accrued expenses. The fair value of cash and cash equivalents, trade accounts receivable, convertible promissory notes, accounts payable and accrued expenses closely approximate their carrying value due to their short maturities. The carrying amounts of convertible promissory notes approximate their fair value, as the interest rates, in consideration of the conversion feature, approximate the interest rates presently available to us.

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

Level 1 assets consist of highly-liquid money market funds. There were no transfers between Level 1 and Level 2 assets during the periods presented.

The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in millions):

	March 31, 2014		March 31, 2013
	Total		Total
	Fair Value	Level 1	Fair Value	Level 1

Money Market Funds	$—	$—	$3.3	$3.3

For disclosure purposes at March 31, 2014 and March 31, 2013 the fair value of the principal amount of our outstanding convertible promissory notes are classified within the hierarchy as follows (in millions):

	March 31, 2014		March 31, 2013
	Total		Total
	Fair Value	Level 3	Fair Value	Level 3

Convertible Promissory Notes	$—	$—	$15.1	$15.1

These convertible promissory notes were originally issued during 2009 and 2010. Considering 1) the lack of time value, 2) the absence of an established market for the convertible promissory notes, and, 3) our knowledge of the terms, rates, risk and returns provided by the convertible promissory notes as compared to financing available for privately-held biopharmaceutical companies, we determined that the carrying value of the convertible promissory notes approximates their fair value. There were no transfers between Level 3, Level 2 and, Level 1 during the periods presented.

Net Loss Per Share of Common Stock

We compute net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options, convertible preferred stock and convertible promissory notes are not included in the diluted net loss per common share calculation for all periods presented, because the inclusion of such shares would have had an antidilutive effect.

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic and diluted numerator:
Net loss attributable to common stockholders	$(3,751)	$(4,612)
Denominator:
Weighted-average common shares outstanding- basic and diluted	31,360,879	72,302
Basic and diluted net loss per common share	$(0.12)	$(63.78)

For the three months ended March 31, 2014 and March 31, 2013, we excluded the following securities from the calculation of diluted net loss per share as the effect would have been antidilutive.

	As of March 31,
	2014	2013
	(in thousands)
Convertible preferred stock	—	12,189
Convertible promissory notes	—	2,845
Employee stock purchase plan shares	45	—
Options to purchase common stock	1,213	1,277
	1,258	16,311

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

The terms of our licensing and research and development agreements include non-refundable upfront fees, licensing fees, contingent payment and contractual obligations for the achievement of pre-defined preclinical, clinical, regulatory and sales based events. The agreements also include royalties on sales of any commercialized products.

Multiple-Element Revenue Arrangements.  Certain of our collaboration and license agreements represent multiple-element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand-alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each elements’ relative selling price.

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

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options and stock issued under our 2013 Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value—based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We recorded stock-based compensation expense for stock-based awards to employees and directors of approximately $278,000 and $5,000 for the three months ended March 31, 2014 and 2013, respectively.

The expected term for purchases under the ESPP was based on the purchase periods included in the offering. The expected volatility is determined using historical volatilities of similar peer companies based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term. The forfeiture rate was determined to be zero as there is insufficient historical pre-vesting forfeiture rate information since the inception of the plan. The Company has never paid a dividend, and as such, the dividend yield is zero. See Note 4 for further information on the ESPP.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing method and are subject to periodic re-measurement over the period during which the services are rendered.

Concentrations of Risk

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. Amounts on deposit in excess of federally insured limits at March 31, 2014 approximated $72.0 million.

A significant portion of our revenue was earned from four partners for the three months ended March 31, 2014 and from three partners for the three months ended March 31, 2013.  The following table represents the amounts (in millions) and the percentage of all significant revenue earned in the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Amounts	Percentages	Amounts	Percentages
Alexion	$0.3	11.4%	$0.1	12.4%
Amgen	0.6	25.6%	0.6	41.5%
CSL	0.7	32.5%	0.6	43.7%
Merck	0.5	22.9%	—	—
Other	0.1	7.6%	0.03	2.4%

As of March 31, 2014, $0.5 million in accounts receivable was due from one partner; as of March 31, 2013, $0.5 million in accounts receivable was due from another partner.

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. The carrying value of intangible assets is evaluated when indicators of impairment are identified. We review the license arrangements and the amortization period on a regular basis and adjust the carrying value or the amortization period of the licensed rights if there is evidence of a change in the carrying value or useful life of the asset.

3. Convertible Promissory Notes and Conversion of Convertible Preferred Stock

As of March 31, 2013, the Company had $21.6 million in outstanding convertible promissory notes which included $15.1 million in principal and $6.5 million in accrued interest. The notes carried an accrued interest rate of 12.5% and included contingent redemption features which provided that the notes would convert into preferred stock upon certain liquidation or change of control events. During June 2013, the convertible promissory notes were exchanged for convertible preferred stock. In connection with the completion of the Company’s IPO in December 2013, all outstanding shares of convertible preferred stock converted into 16,620,274 shares of common stock.

4. Equity Incentive Plans

Our Board of Directors and the requisite stockholders previously approved the Amended and Restated 2000 Stock Incentive Plan, or the 2000 Plan, and the 2010 Equity Incentive Plan, or the 2010 Plan, and collectively with the 2000 Plan the Prior Plans. The 2000 Plan terminated August 2010. In November 2013, our Board of Directors and stockholders approved the 2013 Equity Incentive Plan, or the 2013 Plan. The 2013 Plan became effective as of December 3, 2013 the date of the Company’s IPO.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of March 31, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 5,418,943, which includes 2,662,065 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,254,179 shares, which number is included in the number of shares available for issuance above.  As of March 31, 2014 715,500 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan, or the ESPP, which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP has an initial two year term that includes four six month purchase periods and employee withholding amounts may be used to purchase Company stock during each six month purchase period.  The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. As of March 31, 2014, we have not issued any shares of common stock under the ESPP.

The following table summarizes option activity under our 2013 Plan and related information:

		Weighted Average
	Number of Shares subject to outstanding options	Exercise Price (Per Share)
Balances at December 31, 2013	1,794,214	$1.66
Options granted	700,500	$11.20
Options forfeited	—	—
Options exercised	(6,977)	$0.59
Balance at March 31, 2014	2,487,737	$4.34

As of March 31, 2014, options to purchase 1,212,950 shares of common stock were outstanding that are vested and therefore exercisable with a weighted-average exercise price of $0.59 per share and a weighted-average remaining contractual life of 3.7 years.  The aggregate intrinsic value of options outstanding was $18.4 million. The aggregate intrinsic value of outstanding options that are exercisable was $13.5 million and the intrinsic value of options exercised during the three months ended March 31, 2014 was $78,000. We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $11.73 per share as of March 31, 2014.

Total employee, director and non-employee stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative	$128.0	$3.0
Research and development	150.0	2.0
	$278.0	$5.0

Weighted average fair value of options granted during the period ended March 31, 2014 was $7.44 per share; there were no options granted during the period ended March 31, 2013. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2014 and 2013:

	Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Expected term (years)	6.0	6.0	0.5-2.0	—
Expected volatility	75.2%	75.2-86.7%	70.6%	—
Risk-free interest rate	2.0 1%	2.19%	0.07-0.46%	—
Expected dividend yield	0.00%	0.00%	0.00%	—

At March 31, 2014, the Company had $4.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over the next 3.5 years.

5. Collaboration Research and Licensing Agreements

Following are a summary description of the arrangements that generated revenue in the three month periods ended March 31, 2014 and March 31, 2013.

Amgen, Inc.

In December 2010, we entered into a Collaboration and Option Agreement with Amgen, Inc. (Amgen), pursuant to which we agreed to collaborate with Amgen to research, develop and commercialize XmAb5871. Under the agreement, we granted to Amgen an option to acquire an exclusive license to research, develop, manufacture and commercialize XmAb5871. The term of the option began at the effective date of the Agreement and expires 90 days after delivery of the data from a Phase 2 proof-of-concept (POC) clinical trial. During the option period and prior to Amgen exercising its option under the agreement, we retain ownership of the compound and are responsible for all clinical development of the compound through completion of the Phase 2 POC clinical trial and delivery of the clinical study data for the POC clinical trial. We received a nonrefundable upfront payment of $11.0 million upon execution of the agreement. We are eligible to receive milestone payments through the option period and following the exercise of the option by Amgen, additional milestone payments and royalties. We determined that substantially all of the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones.

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

During the first quarter of 2013, we initiated a Phase 1b clinical trial under the arrangement and we received a milestone payment of $2.0 million. We are recognizing that payment over the term in which service under the agreement relate.

During the three months ended March 31, 2014 we recognized $0.6 million of revenue under this arrangement and during the three months ended March 31, 2013 we recognized $0.6 million of revenue under this arrangement. As of March 31, 2014 we have deferred revenue related to this agreement of $6.3 million.

Merck Sharp & Dohme Corp.

In July 2013, we entered into a License Agreement with Merck Sharp & Dohme Corp (Merck). Under the terms of the agreement, we provided Merck with a non-exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. We also provided Merck with contingent options to take additional non-exclusive commercial licenses. The contingent options provide Merck an opportunity to take non-exclusive commercial licenses at an amount less than the amount paid for the original license. The agreement provided for an upfront payment of $1.0 million and annual maintenance fees totaling $0.5 million. We are also eligible to receive future milestones and royalties as Merck advances the compound into clinical development.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a milestone payment to us. During the three months ended March 31, 2014 we recognized $0.5 million of revenue under this arrangement. As of March 31, 2014 there is no deferred revenue related to this arrangement.

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

During the three months ended March 31, 2014 we recognized $0.3 million of revenue under this arrangement and during the three months ended March 31, 2013 we recognized $0.1 million of revenue under this arrangement. As of March 31, 2014 we have deferred revenue related to this arrangement of $2.3 million.

CSL Limited

In 2009, we entered into a Research License and Commercialization Agreement with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to one of our technologies and up to five commercial options. The upfront payment of $0.75 million received at inception and the annual research license renewal payments are being recognized as revenue ratably over the five-year term of the research license. We identified the deliverables under the agreement at inception as the five-year research licenses and options to acquire commercial licenses. We determined that the deliverables under this agreement were the non-exclusive commercial license and the options. The options are considered substantive and contingent and no amount of the upfront payment was allocated to these options. We also determined that the future milestones and related payments were substantive and contingent and did not allocate any of the upfront payment to the milestones. The upfront payment and the annual license fees were allocated to the research license and are being recognized into income over the research term and payments for commercial options are being recognized in the period the commercial option was exercised since the options were contingent and substantive.

In May 2013, we entered into an amendment to a February 2009 Research License and Commercialization Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for the licensed product CSL362. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expired in February 2014 and four additional options to take commercial licenses through the term of the research period. The options are considered to be substantive and contingent and we did not allocate any of the proceeds received in the amendment to the options. The amendment proceeds are being recognized into income over the remaining period of the research term.

During the three months ended March 31, 2014 we recognized $0.7 million of revenue under this arrangement and during the three months ended March 31, 2013 we recognized $0.1 million of revenue under this arrangement. As of March 31, 2014 we have no deferred revenue related to this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii)our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our business strategy is based on the plug-and-play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing multiple revenue streams that require no further resources from Xencor. There are currently six antibody product candidates in clinical trials that have been engineered with XmAb technology, including five candidates being advanced by licensees and development partners. We have several U.S. patents and U.S patent applications, in addition to foreign counterparts, on file to protect our XmAb technology platform.

We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004.

We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements.

We have incurred losses in each year since our inception. Our net losses were $3.7 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of $231.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Company Programs

XmAb5871.  In December 2010, we entered into a Collaboration and Option Agreement with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate and received an $11.0 million upfront payment. In January 2013, we initiated a Phase 1b/2a clinical trial for XmAb5871 and received a $2.0 million milestone payment. We expect to have preliminary results from the Phase 1b/2a trial treating patients with rheumatoid arthritis with active disease on stable non-biologic DMARD therapy in the second half of 2014. For more information on our agreement with Amgen, see the section entitled “Collaboration and Option Agreement with Amgen “ beginning on page 15 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

XmAb7195.  We expect to file an investigational new drug application (IND) with the FDA for our XmAb7195 program in the first half of 2014 and to begin dosing subjects in a Phase 1a clinical trial. We expect to have preliminary data from the initial Phase 1a clinical trial at the end of 2014 and complete the trial in 2015. Further, we plan on initiating a Phase 1b clinical trial of XmAb7195 in healthy volunteers and in patients with mild-to-moderate asthma in 2015. For more information on our XmAb7195 Program, see the section entitled “XmAb7195, an IgE Inhibitor for the Treatment of Asthma and Allergic Diseases “ beginning on page 11 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014

XmAb5574/MOR208.  MorphoSys initiated a Phase 2 clinical trial with XmAb5574/MOR208 in May 2013, treating patients with non-Hodgkin lymphoma (NHL) and a second Phase 2 clinical trial in April 2013 to treat patients with acute lymphoblastic leukemia (ALL). In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator-sponsored trial in chronic lymphocytic leukemia (CLL) in combination with lenalidomide began in January 2014.  For more information on our agreement with MorphoSys, see the section entitled “Collaboration and License Agreement with MorphoSys AG” beginning on page 16 of our Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Licensing Partnerships: We currently have six licensing partnerships for the licensing of our XmAb technology. These arrangements provide upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development. In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a milestone payment. There are currently four compounds in clinical development from our licensing partners that have incorporated our XmAb technology.

Bispecific program: We continue to advance our pipeline based on bispecific Fc antibodies, which allow us to create dual-antigen targeting molecules.  By using an Fc domain as an integral part of the molecule, we maintain the advantages of natural antibody features, including potentially enabling it to retain half-life, simplify manufacturing and modulate potency to reduce toxicity. In the first quarter of 2014, we presented data featuring our novel approach for recruiting cytotoxic T cells against tumors using novel XmAb heterodimeric Fc domains.

We have initiated preclinical toxicology studies and also started cell line development for our first bispecific drug candidates and remain on track to advance one of our lead bispecific antibodies into development by mid-year.  We have produced a preclinical candidate targeting CD3 and CD38, and confirmed potent activity and the multi-day half-life in mouse models that is typical of standard antibodies and produced a preclinical candidate targeting CD3 and CD123 for use in acute myeloid leukemia.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from product sales and do not expect to do so for the foreseeable future. Revenues to date have been generated primarily from our research and product development partnerships and technology licensing agreements. Since our inception through March 31, 2014, we have generated $67.3 million in revenues under our various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. However, receipt of future milestone payments and royalties from our collaborators and receipt of option payments are not wholly within our control, and the parties to our product development partnerships and license agreements have the right to cancel their programs without any future payments to us. Even if we receive future milestones, royalties and option payments, these payments will not be sufficient to fund our operations in the near term and there is no assurance that we will generate any future revenues from our existing product development partnerships and license agreements. We may also not generate any product revenue from our existing clinical development programs or any of our preclinical development programs, as we may never succeed in obtaining regulatory approval or commercializing any of these programs.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Amgen	$0.6	$0.6
Merck	0.5	—
Alexion	0.3	0.1
CSL	0.7	0.6
Other	0.1	0.03
Total	$2.2	$1.3

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestone and other payments from our existing collaborations or any new collaborations we may enter into.

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

At this time, due to the risks inherent in the clinical development process and the early stage of our development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of XmAb5871, XmAb7195, our bispecific programs or any of our preclinical programs. We expect our research and development expenses may increase over spending levels in recent periods if we are successful in advancing XmAb5871, XmAb7195, our bispecific programs or any of our preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming.

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

The following is a comparison of research and development expenses for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Product programs:
XmAb5871	$1.3	$2.5	$(1.2)
XmAb7195	1.3	1.0	0.3
XmAb5574/MOR208	—	0.2	(0.2)
Bispecific programs	0.7	—	0.7
Early research and discovery	0.9	0.9	—
Total research and development expenses	$4.2	$4.6	$(0.4)

We expect our overall research and development expenses to increase in subsequent periods as we advance our development programs further, in particular as we increase the number and size of our clinical trials. We initiated a Phase 1b/2a clinical trial of XmAb5871 in January 2013 and expect to initiate a Phase 1a clinical trial of XmAb7195 in the first half of 2014. We are also initiating development of our bispecific candidate in 2014. All of our other programs are in preclinical development or are being developed by licensees or collaborators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for business marketing and research, auditing, tax and legal services, including intellectual property-related services. We expect that our general and administrative expenses will increase for the foreseeable future as we incur additional costs associated with being a publicly-traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. Also, we expect our intellectual property related legal expenses, including relating to preparing, filing, prosecuting and maintaining patent applications to increase as our intellectual property portfolio expands.

Other Income (Expense), Net

For the three months ended March 31, 2014, other income (expense), net, consists primarily of interest expense and interest income. For the three months ended March 31, 2013, other income (expense), net, consists primarily of interest expense incurred on our convertible promissory notes issued in 2009 and 2010, interest income and miscellaneous gains and losses on the sale of excess equipment.

Critical Accounting Policies Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

We discussed critical accounting policies, significant judgments and estimates within Note 1 to our audited financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2013. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Revenues:
Research collaboration	$0.7	$0.6	$0.1
Licensing	1.0	0.2	0.8
Milestone	0.5	0.5	—
Total revenues	2.2	1.3	0.9
Operating expenses:
Research and development	4.2	4.6	(0.4)
General and administrative	1.7	0.7	1.0
Total operating expenses	5.9	5.3	0.6
Other income (expense), net	—	(0.6)	0.6
Net loss	$(3.7)	$(4.6)	$0.9

Research Collaboration Revenues

Research collaboration revenues were $0.7 million for the three months ended March 31, 2014 compared to $0.6 million for the three months ended March 31, 2013, an increase of $0.1 million. The increase is the result of $0.15 million of revenue earned under our collaboration agreement with Catalent in the three months ended March 31, 2014.

Licensing Revenues

Licensing revenues were $1.0 million for the three months ended March 31, 2014 compared to $0.2 million for the three months ended March 31, 2013, an increase of $0.8 million. The increase is primarily due to $0.7 million of additional revenue earned under our collaboration agreement with CSL in the three months ended March 31, 2014.

Milestone Revenues

Milestone and contingent payments for the three months ended March 31, 2014 were $0.5 million in revenue earned from our Merck collaboration and, for the three months ended March 31, 2013, were $0.5 million of revenue earned from our CSL agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2014 and 2013, (in millions):

	Three Month Ended March 31,
	2014	2013	Change
Product programs:
XmAb5871	$1.3	$2.5	$(1.2)
XmAb7195	1.3	1.0	0.3
XmAb5574/MOR208	—	0.2	(0.2)
Bispecific programs	0.7	—	0.7
Other	0.9	0.9	—
Total research and development expense	$4.2	$4.6	$(0.4)

Research and development expenses were $4.2 million for the three months ended March 31, 2014 compared to $4.6 million for the same period in 2013, a decrease of $0.4 million. Spending on the XmAb5871 and the XmAb5574 programs decreased during the three months ended March 31, 2014 compared to the same period in 2013, while spending on the XmAb 7195 and bispecifc programs increased during the same periods. The $1.2 million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product. There was a $0.2 million decrease in costs associated with the XmAb5574 program as we neared completion of the Phase 1 clinical trial during the first quarter of 2013. For the three months ended March 31, 2014 compared to the three months ended March 31, 2013 there was a $0.3 million increase in costs associated with the XmAb7195 program, including manufacturing drug product and clinical study costs, in preparation for clinical trials in the first half of 2014. There was also an increase in spending of approximately $0.7 million in the three months ended March 31, 2014 on our bispecific program as we advance a clinical compound into development in 2014 with spending on cell line development and toxicology studies.

General and Administrative Expenses

General and administrative expenses were $1.7 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $1.0 million. The increase is primarily due to an increase in compensation costs of approximately $0.4 million and an increase in professional fees including legal, accounting and marketing research expenses of $0.6 million in 2014.

Other Income (Expense), Net

Other income (expense), net was $16,000 for the three months ended March 31, 2014 compared to $(651,000) for the same period in 2013. The decrease reflects the interest expense on the convertible promissory notes in 2013 which were converted in the second quarter of 2013 with no corresponding charge for the three months ended March 31, 2014.

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

We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our clinical programs, evaluate opportunities for the potential clinical development of our pre-clinical programs, and continue our research efforts.

On December 3, 2013, we closed our initial public offering of 14,639,500 shares of common stock at an offering price of $5.50 per share, resulting in net proceeds of approximately $72.5 million, after deducting underwriting discounts, commissions and offering expenses.

At March 31, 2014, we had $72.5 million of cash. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, laboratory and related supplies, clinical costs, third-party manufacturing services, third-party clinical research and development services, patent, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenues, we expect to finance our cash needs through collaboration arrangements and, if necessary, equity or debt financings. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make milestone or royalty payments under our agreements with them, we will not have any committed external source of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We expect to have approximately $54 million in cash at year-end and expect that our existing cash and certain potential milestone and contingent contractual payments will fund our operating expenses and capital expenditure requirements through 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash (used in) provided by:
Operating activities	$(4,993)	$1,646	$(6,639)
Investing activities	(448)	(548)	100
Financing activities	2	(2)	4
Net increase (decrease) in cash	$(5,439)	$1,096	$(6,535)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2014 was $5.0 million compared to cash provided by operations of $1.6 million for the three months ended March 31, 2013, a net increase of $6.6 million. The increase in cash used is primarily due to a decrease in our accounts payable and accrued expense balances of $1.5 million, as well as a decrease in deferred revenue of $5.3 million, offset by a decrease in our net loss of $0.9 million. During the three months ended March 31, 2013, we received upfront payments on certain licensing agreements in which the revenue will be earned over the expected term of the licensing contract. Accordingly, a significant portion of the upfront payments were recorded into the deferred revenue accounts.

Investing Activities

Investing activities consist primarily of purchases of intangible assets, capitalization of patent and licensing costs, purchases of property and equipment and proceeds on the sale of used equipment. Investing activities used cash of $0.4 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively. We capitalized $0.4 million of intangible assets in the three months ended March 31, 2014 compared to $0.5 million for the three months ended March 31, 2013. We acquired $66,000 of capital equipment for the three months ended March 31, 2014 compared to $36,000 for the same period in 2013. This increase is primarily related to additional capital spending on laboratory and office equipment.

Financing Activities

Financing activities consist primarily of payments on capital lease obligations of $2,100 for the three months ended March 31, 2014 and 2013, respectively as well as proceeds of $4,000 from the issuance of common stock upon exercise of stock awards during the three months ended March 31, 2014.

Contractual Obligations and Commitments

During the three months ended March 31, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K filing.

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

ITEM 3.                                                Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. As of March 31, 2014, we had cash of $72.5 million, of which $71.9 million was invested in interest-bearing accounts. Our primary exposure to market risk is related to changes in interest rates and our current investment policy is to invest principally in deposits in interest-bearing accounts and short-term US Government and corporate securities. We do not believe that our cash has significant risk.

ITEM 4.                                                Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

In connection with the preparation of our 2013 Form 10-K, we identified a material weakness in our internal controls over financial reporting related to revenue recognition. In addressing this weakness and to improve our controls generally, we have hired additional experienced staff in the accounting department and implemented additional procedures and controls over critical accounting areas related to revenue recognition. The financial statements prepared during the quarter ended March 31, 2014 have been prepared under the updated accounting procedures and policies. In designing and evaluating the internal controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.                                                Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2013. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net losses for the three months ended March 31, 2014 and 2013 were $3.7 million and $4.6 million, respectively. As of March 31, 2014, we had an accumulated deficit of $231.3 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.

We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our and our partners’ success in:

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

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.*

As of March 31, 2014, we had $72.5 million in cash. Our revenue for the three months ended March 31, 2014 was $2.2 million. We used $5.0 million of cash in operating activities during the three months ended March 31, 2014. Our operations have used substantial amounts of cash since inception. Our research and development expenses were $4.2 million for the three months ended March 31, 2014 and $4.6 million for the three months ended March 31, 2013. We expect our expenses to increase in connection with our ongoing development activities, including the continuation of our ongoing Phase 2a clinical trial of XmAb5871 in patients with rheumatoid arthritis, the initiation of additional clinical trials of XmAb5871, the submission of an investigational new drug application (IND) to the FDA for XmAb7195 to be followed by our first clinical trial of XmAb7195 and, continued development of our bispecific drug candidates. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We face intense competition in autoimmune disease drug development from multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of rheumatoid arthritis and autoimmune diseases many of which are being developed or marketed by large multinational pharmaceutical companies such as GlaxoSmithKline plc, AbbVie Inc., Janssen Pharmaceuticals, Inc., Roche/Genentech Inc. and Amgen Inc. GlaxoSmithKline’s Benlysta (belimumab) is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus although we believe that Biogen Idec/Genentech’s Rituxan (rituximab) is prescribed, off label, for this indication. Pfizer’s Xeljanz (tofacitinib), AbbVie’s Humira (adalimumab), Amgen’s Enbrel (etanercept), Janssen Pharmaceuticals, Inc.’s Remicade (infliximab) and Simponi (golimumab), Bristol-Myers Squibb’s Orencia (abatacept) and Rituxan, among others, are approved for the treatment of rheumatoid arthritis. In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases.

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

The availability and price of our competitors’ products could limit the demand, and the price we are able to charge, for any of our product candidates, if approved. We will not achieve our business plan if acceptance is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or choose to reserve our products for use in limited circumstances.

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

•                  collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

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

•                  results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;

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

We may in the future determine to partner with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a partnership will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed partnership and the proposed collaborator’s evaluation of a number of factors. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third-party manufacturers to manufacture XmAb5871 and XmAb7195 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

•                  no assurance can be given that our patents would be declared by a court to be valid or enforceable or that a competitor’s technology or product would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the PTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;

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

We cannot be certain that any country’s patent and/or trademark office will not implement new rules which could seriously affect how we draft, file, prosecute and/or maintain patents, trademarks and patent and trademark applications. We cannot be certain that increasing costs for drafting, filing, prosecuting and maintaining patents, trademarks and patent and trademark applications will not restrict our ability to file for patent protection. For example, we may elect not to seek patent protection in certain jurisdictions or for certain inventions in order to save costs. We may be forced to abandon or return the rights to specific patents due to a lack of financial resources.

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

Furthermore, the research resulting in the in-licensed patents was developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights (“march-in rights”) to intellectual property embodied in our Xtend products. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. Circumstances that trigger march-in rights include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. The U.S. government also has the right to use and disclose, without limitation, scientific data relating to licensed technology that was developed in whole or in part at government expense. The government funding agency can elect to exercise these march-in rights on their own initiative or at the request of a third party.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 15, 2013 to the U.S. patent laws under the America Invents Act resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain a patent if a third party files with the PTO first and could become involved in proceedings before the PTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued U.S. patents and patent applications owned by Genentech that may relate to and claim components of certain of our product candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208 or their manufacture. We believe that these patents and patent applications will expire in the United States in 2020 and 2021, respectively, but it is possible that the terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. Furthermore, while we believe that claims in these patents are either invalid or not infringed, we cannot assure you that if we were sued for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us.

Any such claims are likely to be expensive to defend, and some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle litigation or in order to resolve disputes prior to litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial royalty payments. We could also be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Our intellectual property may be infringed upon by a third party.

Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain products by us. There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we do not prevail, we could be required to pay substantial damages and could lose rights to important intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

Despite our efforts to retain valuable employees, members of our management team may terminate their employment with us at any time, with or without notice. Further, we do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of our executive officers and our inability to find suitable replacements could harm our business, financial condition, prospects and ability to achieve the successful development or commercialization of our product candidates. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel at all levels.

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

•                  a diversion of management’s time and our resources;

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

Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third-party service vendors’ operations could result in a material disruption of our drug discovery and development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $14.41, through April 15, 2014. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•                  adverse results or delays in clinical trials;

•                  inability to obtain additional funding;

•                  any delay in filing a BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA;

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2014 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 29.8% of our voting stock. Further, John S. Stafford III, one of our directors, beneficially owns approximately 24.7% of our voting stock and his family members beneficially own approximately an additional 10.5% of our voting stock. Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including:

•                  not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•                  not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

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

We have identified material weakness and significant deficiencies in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.*

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2013, we concluded that there was a material weakness and significant deficiencies in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

The material weakness our independent registered public accounting firm identified related to revenue recognition as it relates to properly recording negotiated terms and conditions in our product development partnerships and license agreements and the misapplication of GAAP with respect to the timing of the recognition of revenue for such agreements. The significant deficiencies related to adjustments to stock-based compensation and additional paid-in capital, and to the financial reporting close process as it related to periodic review of intangible assets and accrued compensation amounts, although the amounts were individually and in the aggregate not material.

In an attempt to remediate our resource weakness and the significant deficiencies, we have hired additional experienced finance and accounting personnel to augment our accounting staff and to provide more resources for complex GAAP accounting matters. In an attempt to remediate our revenue recognition weakness, we have reviewed our revenue recognition policies and procedures, hired personnel with experience with respect to such policies and procedures and devoted additional resources to our revenue recognition. In an attempt to remediate our financial reporting close process we are implementing formal procedures and policies and adding accounting staff to implement and document these procedures and policies. However, we cannot assure you that these efforts will remediate our material weaknesses or significant deficiency in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses and our significant deficiency, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and our stock price may decline as a result.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale discussed in our prospectus lapse, the trading price of our common stock could decline. Based on shares of common stock outstanding as of March 31, 2014, we have outstanding a total of 31,361,444 shares of common stock. Of these shares, only the 14,639,500 shares of common stock sold in our IPO are freely tradable without restriction in the public market. The underwriters from our IPO, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

The holders of 16,651,404 shares of our common stock, or approximately 53.1% of our total outstanding common stock as of March 31, 2014, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. With our recent sale of common stock in an initial public offering which was completed in December 2013, we believe that we triggered an “ownership change” limitation and our net operating losses and tax credit carryforwards may be limited as a result. The limitation could result in the expiration of certain of our tax credits and limited the amount of our net operating losses, which could potentially result in increased future tax liability to us.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•                  authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

We have only been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management, and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis

Further, the listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Use of Proceeds

On December 3, 2013, we completed our IPO and issued 14,639,500 shares of our common stock at $5.50 per share, which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option, and received net proceeds of $72.5 million, after underwriting discounts, commissions and estimated offering expenses, at an initial offering price of $5.50 per share. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

Shares of our common stock began trading on the NASDAQ Global Market on December 3, 2013. The shares were registered under the Securities Act on registration statements on Form S-1 (Registration Nos. 333-191689).

We expect to use the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 25, 2013).

4.2*

Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
**

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dah, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ JOHN J. KUCH
John J. Kuch
Vice President, Finance
(Principal Financial Officer)

Dated: May 15, 2014

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 25, 2013).

4.2*

Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
**

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T, these interactive data files are deemed not filed and otherwise are not subject to liability.