Form 10-Q
period 2014-06-30
Xencor Inc
filed 2014-08-01
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2014
Common stock, $0.01 par value	31,395,626

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended June 30, 2014

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

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$66,218	$77,975
Accounts receivable	60	59
Prepaid expenses and other current assets	402	60
Total current assets	66,680	78,094
Property and equipment
Computers, software and equipment	3,831	3,514
Furniture and fixtures	97	89
Leasehold improvements	3,081	3,081
Less accumulated depreciation and amortization	(6,438)	(6,377)
Property and equipment, net	571	307
Other assets
Patents, licenses, and other intangible assets, net	9,058	8,814
Other assets	58	100
Total other assets	9,116	8,914
Total assets	$76,367	$87,315
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,374	$2,633
Accrued expenses	1,331	1,393
Current portion of deferred revenue	3,236	3,444

Current portion of capital lease obligations	5	9
Total current liabilities	5,946	7,479
Deferred revenue, less current portion	4,905	6,302

Capital lease obligations, less current portion	—	1
Total liabilities	10,851	13,782
Commitments and contingencies	—	—

Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2014 and December 31, 2013; 31,393,606 issued and outstanding at June 30, 2014 and 31,354,467 issued and outstanding at December 31, 2013	314	314
Additional paid-in capital	301,568	300,790
Accumulated deficit	(236,366)	(227,571)
Total stockholders’ equity	65,516	73,533
Total liabilities and stockholders’ equity	$76,367	$87,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Revenue
Collaborations, licenses and milestones	$824	$3,921	$3,008	$5,266
Operating expenses
Research and development	4,283	4,134	8,511	8,694
General and administrative	1,594	793	3,317	1,539
Total operating expenses	5,877	4,927	11,828	10,233
Loss from operations	(5,053)	(1,006)	(8,820)	(4,967)
Other income (expenses)
Interest income	11	2	29	3
Interest expense	(3)	(552)	(5)	(1,213)
Other income	1	3	1	12
Loss on settlement of notes	—	(48,556)	—	(48,556)
Total other income (expense), net	9	(49,103)	25	(49,754)

Net loss	$(5,044)	$(50,109)	$(8,795)	$(54,721)
Deemed contribution on exchange of preferred stock	—	147,114	—	147,114

Net income (loss) attributable to common stockholders	$(5,044)	$97,005	$(8,795)	$92,393
Net income (loss) per share attributable to common stockholders:

Basic	$(0.16)	$1,341.67	$(0.28)	$1,277.88

Diluted	$(0.16)	$(3.88)	$(0.28)	$(4.35)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,372,618	72,302	31,366,781	72,302
Diluted	31,372,618	12,902,815	31,366,781	12,580,042

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months ended June 30,
	2014	2013

Cash flows from operating activities

Net loss	$(8,795)	$(54,721)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	486	299
Stock-based compensation	639	10
Abandonment of capitalized intangible assets	131	176
Gain on disposal of assets	(1)	(12)
Accrued interest on convertible promissory notes	—	1,211
Loss on exchange of notes for preferred stock	—	48,556
Changes in operating assets and liabilities:
Accounts receivable	(1)	354
Prepaid expenses and other current assets	(300)	(69)
Accounts payable	(1,259)	1,461
Accrued expenses	(62)	(469)
Deferred revenue	(1,605)	6,011
Net cash (used in) provided by operating activities	(10,767)	2,807

Cash flows from investing activities
Purchase of intangible assets	(788)	(859)
Purchase of property and equipment	(336)	(36)
Proceeds from sale of property and equipment	1	12
Net cash used in investing activities	(1,123)	(883)
Cash flows from financing activities
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	137	—
Proceeds from the sale of Series A-1 preferred	—	7,598
Preferred stock issuance costs	—	(82)
Payments on capital lease obligations	(4)	(4)
Net cash provided by financing activities	133	7,512
Net (decrease) increase in cash	(11,757)	9,436
Cash, beginning of period	77,975	2,312

Cash, end of period	$66,218	$11,748
Supplemental disclosures of cash flow information
Cash paid for:

Interest	$5	$—

Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Notes to Condensed Financial Statements

June 30, 2014

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

Our operations are based in Monrovia and San Diego, California.  We operate in one segment.

Unaudited Interim Financial Information

The accompanying financial information as of June 30, 2014 is unaudited. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. December 31, 2013 balances were derived from the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014. The accompanying Condensed Balance Sheet does not include all the disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash, trade accounts receivable, accounts payable and accrued expenses. The fair value of cash, trade accounts receivable, accounts payable and accrued expenses closely approximate their carrying value due to their short maturities.

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

The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in millions):

	June 30, 2014		June 30, 2013
	Total		Total
	Fair Value	Level 1	Fair Value	Level 1

Money Market Funds	$—	$—	$11.6	$11.6

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Net Loss Per Share of Common Stock

We compute net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options, convertible preferred stock and stock issued under our 2013 Employee Stock Purchase Plan (ESPP) shares are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect. The unaudited diluted (loss) income per share calculation assumes the conversion of outstanding shares of convertible preferred stock into common stock using the as-if converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Basic numerator:
Net loss	$(5,044)	$(50,109)	$(8,795)	$(54,721)
Deemed contribution on exchange of preferred stock	—	147,114	—	147,114
Net income (loss) attributable to common stockholders for basic income (loss) per share	$(5,044)	$97,005	$(8,795)	$92,393
Denominator:
Weighted average common shares outstanding	31,372,618	72,302	31,366,781	72,302
Basic net income (loss) per common share	$(0.16)	$1,341.67	$(0.28)	$1,277.88
Diluted numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(5,044)	$97,005	$(8,795)	$92,393
Deemed contribution	—	(147,114)	—	(147,114)
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(5,044)	$(50,109)	$(8,795)	$(54,721)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss)	31,372,618	72,302	31,366,781	72,302
Dilutive effect of conversion of convertible preferred stock	—	12,830,513	—	12,507,740
	31,372,618	12,902,815	31,366,781	12,580,042
Diluted net loss per common share	$(0.16)	$(3.88)	$(0.28)	$(4.35)

The following shares of outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Employee stock purchase plan shares	29	—	29	—
Options to purchase common stock	1,241	1,305	1,241	1,305
	1,270	1,305	1,270	1,305

The loss for the six months ended June 30, 2013 was adjusted, for purposes of the diluted net income per share calculation, to reflect the deemed contribution from the exchange of convertible preferred stock of $148.1 million and a deemed dividend from the sale of Series A-1 convertible preferred stock of $1.0 million (See Note 3).

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

Multiple-Element Revenue Arrangements.  Certain of our collaboration and license agreements represent multiple-element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand-alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each element’s relative selling price.

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

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options and stock issued under our ESPP. Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value—based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We recorded stock-based compensation expense for stock-based awards to employees, directors and independent contractors of approximately $639,000 and $10,000 for the six months ended June 30, 2014 and 2013, respectively and approximately $361,000 and $5,000 for the three months ended June 30, 2014 and 2013, respectively.

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

Concentrations of Risk

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. Amounts on deposit in excess of federally insured limits at June 30, 2014 approximated $66.0 million.

A significant portion of our revenue was earned from four partners for the six months ended June 30, 2014 and from four partners for the six months ended June 30, 2013.  The following table represents the amounts (in millions) and the percentage of all significant revenue earned in the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Amounts	Percentages	Amounts	Percentages
Alexion	$0.3	33.3%	$0.3	7.7%
Amgen	0.6	66.7%	0.6	15.4%
MorphoSys	—	—	3.0	76.9%

	Six Months Ended June 30,
	2014		2013
	Amounts	Percentages	Amounts	Percentages
Alexion	$0.5	16.6%	$0.4	7.9%
Amgen	1.1	37.1%	1.0	21.2%
MorphoSys	—	—	3.0	57.3%
CSL	0.7	23.6%	0.7	12.8%
Merck	0.5	16.6%	—	—
Other	0.2	6.1%	0.2	0.6%

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. The new pronouncement is effective for reporting periods beginning after December 15, 2016 and will replace most of the existing revenue recognition guidance within the United States GAAP. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. Early adoption is not permitted.

The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

3. Convertible Promissory Notes and Conversion of Convertible Preferred Stock

In 2009 and 2010, the Company issued a total of $15.1 million in convertible promissory notes (the Notes) to existing investors. The Notes carried an interest rate of 12.5% and included contingent redemption features which provided that the Notes would convert into preferred stock upon certain liquidation or change of control events. During June 2013, the Notes were exchanged for Series A-1 convertible preferred stock.

Effective as of June 13, 2013, the total outstanding principal due on the Notes was exchanged for 45,902,321 shares of Series A-1 convertible preferred stock, 5,303,597 of which were subsequently converted into 1,767,866 shares of Series A-2 preferred stock. We determined that the per share value of the series A-1 convertible preferred stock issued was $1.54 and the total fair value of the issued shares under the Note Conversion Agreement was $70.7 million and we recognized a loss on the exchange of $48.6 million for the difference in the fair value of the Series A-1 convertible preferred stock and the carrying value of the Notes as of June 13,2013. The $48.6 million loss is reported on our Statement of Operations as a Loss on Settlement of Notes as an Other Income (Expense) for the six months ended June 30, 2013. Associated transaction costs of $41,000 related to the exchange were expensed.

In June 2013 after the exchange of the Notes, all of the outstanding shares of Series A-E convertible preferred stock were exchanged for an aggregate of 1,977,137 shares of Series A-1 convertible preferred stock, 257,409 of which were subsequently converted into 85,717 shares of Series A-2 convertible preferred stock. We recorded a deemed contribution to equity of $140.6 million equal to the difference in the fair value of the shares issued and the carrying value of the existing shares of Series A-E convertible preferred stock. We record issuance costs related to our preferred stock sales as a reduction to additional paid-in capital at the time the securities are issued. The deemed contribution was reduced by $3.0 million of issuance costs.

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

On June 26, 2013, we sold 5,586,510 shares of Series A-1 convertible preferred stock to existing stockholders at a purchase price of $1.36 per share for an aggregate purchase price of $7.6 million. We determined that the fair value of the shares sold in June 2013 to be $8.6 million and we recorded a deemed dividend of $1.0 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. The $40,000 of transaction costs related to the sale was recorded against Additional Paid-in Capital and the shares of A-1 convertible preferred stock issued were recorded at their fair value on our balance sheet as of June 30, 2013.We determined that the fair value of the Series A-1 and Series A-2 convertible preferred stock as of June 26, 2013 to be $1.54 per share and $0.58 per share, respectively.

In connection with the completion of the Company’s IPO in December 2013, all outstanding shares of convertible preferred stock converted into 16,620,274 shares of common stock.

4. Equity Incentive Plans

Our Board of Directors and the requisite stockholders previously approved the Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan), and the 2010 Equity Incentive Plan (the 2010 Plan, and collectively with the 2000 Plan the Prior Plans). The 2000 Plan terminated August 2010. In October 2013, our Board of Directors approved the 2013 Equity Incentive plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013,, the date of the Company’s IPO.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of June 30, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 5,414,709, which includes 2,662,065 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,254,179 shares, which number is included in the number of shares available for issuance above.  As of June 30, 2014 a total of 825,500 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP has an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six- month purchase period.  The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. As of June 30, 2014, we have issued a total of 27,927 shares of common stock under the ESPP.

The following table summarizes option activity under our stock plans and related information:

	Number of shares subject to outstanding options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	1,794,214	$1.66
Options granted	810,500	11.08
Options forfeited	—	—
Options exercised	(11,212)	0.59
Balance at June 30, 2014	2,593,502	$4.61	6.63	$18,192
Exercisable	1,240,924	$0.64	3.57	$13,628

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $11.62 per share as of June 30, 2014.

Total employee, director and non-employee stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$164	$3	$292	$6
Research and development	197	2	347	4
	$361	$5	$639	$10

Weighted average fair value of options granted during the period ended June 30, 2014 was $7.35 per share; there were no options granted during the period ended June 30, 2013. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the six months ended June 30, 2014  and 2013:

Options
Three and Six Months Ended June 30, 2014

Expected term (years)	6.0
Expected volatility	75.2%
Risk-free interest rate	1.93%
Expected dividend yield	0.00%

	ESPP		ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	0.5 - 2.0	—	0.5 - 2.0	—
Expected volatility	70.6%	—	70.6%	—
Risk-free interest rate	.07% - .46%	—	.07% - .46%	—
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

At June 30, 2014, the Company had $5.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over the next 3.32 years.

5. Collaboration Research and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the six-month period ended June 30, 2014 and June 30, 2013

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

During the three and six months ended June 30, 2014 we recognized $0.6 million and $1.1 million of revenue respectively under this arrangement and during the three and six months ended June 30, 2013 we recognized $0.6 million and $1.0 million of revenue respectively under this arrangement. As of June 30, 2014, we have deferred revenue related to this agreement of $5.8 million.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. During the three and six months ended June 30, 2014 we recognized zero and $0.5 million of revenue respectively under this arrangement. As of June 30, 2014, there is $0.1million of deferred revenue related to this arrangement.

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

During the three and six months ended June 30, 2014 we recognized $0.3 million and $0.5 million of revenue respectively under this arrangement and during the three and six months ended June 30, 2013 we recognized $0.3 million and $0.4 million of revenue respectively under this arrangement. As of June 30, 2014, we have deferred revenue related to this arrangement of $2.1 million.

CSL Limited

In 2009, we entered into a Research License and Commercialization Agreement with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to one of our technologies and up to five commercial options. The upfront payment of $0.75 million received at inception and the annual research license renewal payments are being recognized as revenue ratably over the five-year term of the research license. We identified the deliverables under the agreement at inception as the research license and options to acquire commercial licenses. We determined that the deliverables under this agreement were the non-exclusive commercial license and the options. The options are considered substantive and contingent and no amount of the upfront payment was allocated to these options. We also determined that the future milestones and related payments were substantive and contingent and did not allocate any of the upfront payment to the milestones. The upfront payment and the annual license fees were allocated to the research license and were recognized into income over the research term and payments for commercial options are being recognized in the period the commercial option was exercised since the options were contingent and substantive.

In May 2013, we entered into an amendment to a February 2009 Research License and Commercialization Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for the licensed product CSL362. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expired in February 2014 and four additional options to take commercial licenses through the term of the research period. The options are considered to be substantive and contingent and we did not allocate any of the proceeds received in the amendment to the options. The amendment proceeds were recognized into income over the remaining period of the research term.

During the three and six months ended June 30, 2014, we recognized zero and $0.7 million of revenue respectively under this arrangement and during the three and six months ended June 30, 2013 we recognized $0.1 million and $0.7 million of revenue respectively under this arrangement. As of June 30, 2014, we have no deferred revenue related to this arrangement.

MorphoSys Ag

In June 2010, we entered into a Collaboration and License agreement with MorphoSys AG (MorphoSys), which we subsequently amended in March 2012. The agreement provided us an upfront payment in exchange for an exclusive worldwide license to our patents and know-how to research, develop and commercialize our XmAb5574 product candidate with the right to sublicense under certain conditions and we are eligible to receive future milestones and royalties upon further development by MorphoSys of the compound. Under the agreement, we agreed to collaborate with Morphosys to develop and commercialize XmAb5574.

We determined that the arrangement was one with multiple deliverables and we identified the multiple elements in the agreement as the license of XmAb5574/MOR 208 and the research and development services provided by us for the initial Phase 1 clinical trial. We determined that the future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these. In April and May 2013, MorphoSys initiated two phase 2 clinical trials and we received a milestone payment of $3 million. We have recognized the payment under the milestone method and recorded it into income during the period that the milestone event occurred.

During the three and six month periods ended June 30, 2014 we recognized zero revenue under this arrangement, respectively. During the three and six month periods ended June 30, 2013 we recognized $3 million of revenue under this arrangement respectively. As of June 30, 2014, we have no deferred revenue related to this arrangement.

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

Our business strategy is based on the plug-and-play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing potential revenue streams that require no further resources from Xencor. There are currently seven antibody product candidates in clinical trials that have been engineered with XmAb technology, including six candidates being advanced by licensees and development partners. We have several U.S. patents and U.S patent applications, in addition to foreign counterparts, on file to protect our XmAb technology platform.

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

We have incurred losses in each year since our inception. Our net losses were $8.8  million and $54.7 million for six months ended June 30, 2014 and 2013, respectively and $5.0 million and $50.1million for the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we had an accumulated deficit of $236.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.  During the six months ended June 30, 2013 we recorded a loss of $48.6 million on the exchange of convertible promissory notes for shares of Series A-1 convertible preferred stock.

Company Programs

XmAb5871.  In December 2010, we entered into a Collaboration and Option Agreement with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate and received an $11.0 million upfront payment. In January 2013, we initiated a Phase 1b/2a clinical trial for XmAb5871 and received a $2.0 million milestone payment. We expect to have preliminary results from the Phase 1b/2a trial treating patients with rheumatoid arthritis with active disease on stable non-biologic DMARD therapy in the second half of 2014. For more information on our agreement with Amgen, see the section entitled “Product Development Partnerships, Other Commercial Agreements and Technology Licenses” beginning on page 15 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

XmAb7195.  We initiated the Phase 1 clinical trial for our XmAb7195 program in May 2014. We expect to have preliminary data from the initial Phase 1a clinical trial at the end of 2014 and complete the trial in 2015. Further, we plan on initiating a Phase 1b clinical trial of XmAb7195 in healthy volunteers and in patients with mild-to-moderate asthma in 2015.

XmAb5574/MOR208.  MorphoSys initiated a Phase 2 clinical trial with XmAb5574/MOR208 in May 2013, treating patients with non-Hodgkin lymphoma (NHL) and a second Phase 2 clinical trial in April 2013 to treat patients with acute lymphoblastic leukemia (ALL). In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator-sponsored trial in chronic lymphocytic leukemia (CLL) in combination with lenalidomide began in January 2014.  For more information on our agreement with MorphoSys, see the section entitled “Product Development Partnerships, Other Commercial Agreements and Technology Licenses” beginning on page 12 of our Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Licensing Partnership: We currently have six licensing partnerships for the licensing of our XmAb technology. These arrangements provide upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development. In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a milestone payment. There are currently five compounds in clinical development from our partners that have incorporated our XmAb technology.

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

We have initiated preclinical pharmacology studies and also started manufacturing cell line development for our first bispecific drug candidates. We have produced preclinical candidate targeting: i) CD3 and CD38 for use in multiple myeloma, ii) CD3 and CD123 for use in acute myloid leukemia, and iii) CD3 and CD20 for use in B-cell cancers.  We are in the final decision process to select one of our lead bispecific antibodies for IND-enabling development.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from product sales and do not expect to do so for the foreseeable future. Revenues to date have been generated primarily from our research and product development partnerships and technology licensing agreements. Since our inception through June 30, 2014, we have generated $68.1 million in revenues under our various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. However, receipt of future milestone payments and royalties from our collaborators and receipt of option payments are not wholly within our control, and the parties to our product development partnerships and license agreements have the right to cancel their programs without any future payments to

us. Even if we receive future milestones, royalties and option payments, these payments will not be sufficient to fund our operations in the near term and there is no assurance that we will generate any future revenues from our existing product development partnerships and license agreements. We may also not generate any product revenue from our existing clinical development programs or any of our preclinical development programs, as we may never succeed in obtaining regulatory approval or commercializing any of these programs.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Amgen	$0.6	$0.6	$1.1	$1.0
Merck	—	—	0.5	—
Alexion	0.3	0.3	0.5	0.4
MorphoSys	—	3.0	—	3.0
CSL	—	—	0.7	0.7
Other	—	—	0.2	0.2

Total	$0.9	$3.9	$3.0	$5.3

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of milestone and other payments from our existing collaborations or any new collaboration we may enter into.

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

At this time, due to the risks inherent in the clinical development process and the early stage of our development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of XmAb5871, XmAb7195, our bi-specific programs or any of our preclinical programs. We expect our research and development expenses may increase over spending levels in recent periods if we are successful in advancing XmAb5871, XmAb7195, our bi-specific programs or any of our preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming.

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

The following is a comparison of research and development expenses for the three months and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Product programs:

XmAb5871	$0.7	$1.5	$(0.8)	$2.0	$4.0	$(2.0)
XmAb7195	1.6	1.6	—	3.2	2.6	0.6
XmAb5574/MOR208	—	0.1	(0.1)	—	0.3	(0.3)
Bi-specific programs	1.2	—	1.2	1.6	—	1.6
Early research and discovery	0.8	0.9	(0.1)	1.7	1.8	(0.1)

Total research and development expenses	$4.3	$4.1	$0.2	$8.5	$8.7	$(0.2)

We expect our overall research and development expenses to increase as we advance our development programs further, in particular as we increase the number and size of our clinical trials. We initiated a Phase 1b/2a clinical trial of XmAb5871 in January 2013 and initiated a Phase 1a clinical trial of XmAb7195 in the May of 2014. During the first half of 2014 we initiated preclinical studies and cell line manufacturing for our bi-specific candidates. All of our other programs are in preclinical development or are being developed by licensees or collaborators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for business marketing and research, auditing, tax, and legal services, including intellectual property-related services. Our general and administrative expenses have increased during 2014 and will continue to increase for the foreseeable future as we incur additional costs associated with being a publicly-traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. We expect our intellectual property related legal expenses, including costs relating to preparing, filing, prosecuting and maintaining patents applications, to increase as our intellectual property portfolio expands.

Other Income (Expense), Net

For the three and six months ended June 30, 2014, other income (expense), net, consists primarily of interest expense and interest income.  For the three and six months ended June 30, 2013, other income (expense), net, consisted primarily of interest expense incurred on our convertible promissory notes issued in 2009 and 2010, interest income, miscellaneous gains and losses on the sale of excess equipment and a loss of $48.6 million on the exchange of convertible promissory notes for preferred stock.

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

We discussed critical accounting policies, significant judgments and estimates within Note 1 to our audited financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2013. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,
	2014	2013	Change
Revenues:
Research collaboration	$0.6	$0.6	$—
Licensing	0.3	0.3	—
Milestone	—	3.0	(3.0)
Total revenues	$0.9	$3.9	$(3.0)
Operating expenses:
Research and development	4.3	4.1	0.2
General and administrative	1.6	0.8	0.8
Total operating expenses	5.9	4.9	1.0
Other income (expense), net	—	(49.1)	49.1
Net loss	$(5.0)	$(50.1)	$(45.1)

Research Collaboration Revenues

Research collaboration revenues were $0.6 million for the three months ended June 30, 2014 and 2013 and reflect the revenue earned under our agreement with Amgen.

Licensing Revenues

Licensing revenues were $0.3 million for the three months ended June 30, 2014 and 2013 and reflect the revenue earned under our agreement with Alexion.

Milestone Revenues

Milestone and contingent payments for the three months ended June 30, 2014 were zero compared to $3.0 million for the three months ended June 30, 2013, a decrease of $3.0 million. The decrease reflects the $3.0 million in milestone revenue earned from our MorphoSys agreement in the three months ended June 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2014 and 2013, (in millions):

	Three Months Ended June 30,
	2014	2013	Change
Product programs:
XmAb5871	$0.7	$1.5	$(0.8)
XmAb7195	1.6	1.6	—
XmAb5574/MOR208	—	0.1	(0.1)
Bi-specific	1.2	—	1.2
Early research and discovery	0.8	0.9	(0.1)
Total research and development expenses	$4.3	$4.1	$0.2

Research and development expenses were $4.3 million for the three months ended June 30, 2014 compared to $4.1 million for the same period in 2013, an increase of $0.2 million. Spending on the XmAb5871, XmAb5574 and early research and discovery programs decreased during the three months ended June 30, 2014 compared to the same period in 2013, while spending on the bispecific program increased during the same periods. The $0.8 million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product. There was a $0.1 million decrease in costs associated with the XmAb5574 program as we completed Phase 1 clinical trial during the first quarter of 2013. There was an increase in spending of approximately $1.2 million in the three months ended June 30, 2014 on our bispecific program as we advance a clinical compound into development in 2014 with spending on cell line development and preclinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,
	2014	2013	Change
General and administrative	$1.6	$0.8	$0.8

General and administrative expenses were $1.6 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $0.8 million. The increase is primarily due to an increase in compensation costs of approximately $0.3 million, an increase in professional fees including legal, accounting and marketing research expenses of $0.4 million and an increase in costs related to being a public entity of $0.1 million in 2014.

Other Income (Expense), Net

Other income (expense), net was $10,000 for the three months ended June 30, 2014 compared to a loss of $(49.1) million for the same period in 2013. The decrease reflects the interest expense on the convertible promissory notes in 2013, as well as a loss of $48.6 million from the exchange of such notes for convertible preferred stock,

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014	2013	Change
Revenues:
Research collaboration	$1.3	$1.1	$0.2
Licensing	1.2	0.7	0.5
Milestone	0.5	3.5	(3.0)
Total revenues	$3.0	$5.3	$(2.3)

Operating expenses:
Research and development	8.5	8.7	(0.2)
General and administrative	3.3	1.5	1.8
Total operating expenses	11.8	10.2	1.6
Other income (expense), net	—	(49.8)	49.8
Net loss	$(8.8)	$(54.7)	$45.9

Research Collaboration Revenues

Research collaboration revenues were $1.3 million for the six months ended June 30, 2014 compared to $1.1 million for the six months ended June 30, 2013, an increase of $0.2 million. The increase is primarily the result of increased revenue earned under our collaboration agreement with Catalent of $0.2 million in the six months ended June 30, 2014.

Licensing Revenues

Licensing revenues were $1.2 million for the six months ended June 30, 2014 compared to $0.7 million for the six months ended June 30, 2013, an increase of $0.5 million. The increase is primarily due to $0.5 million of additional revenue earned under our collaboration agreement with CSL in the six months ended June 30, 2014.

Milestone Revenues

Milestone and contingent payments for the six months ended June 30, 2014 consisted of $0.5 million in revenue earned from our Merck collaboration as compared to $3.5 million for the six months ended June 30, 2013, a decrease of $3.0 million. The decrease relates to the $3 million of milestone revenue earned from our MorphoSys collaboration during the six months ended June 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2014 and 2013, (in millions):

	Six Months Ended June 30,
	2014	2013	Change
Product programs:
XmAb5871	$2.0	$4.0	$(2.0)
XmAb7195	3.2	2.6	0.6
XmAb5574/MOR208	—	0.3	(0.3)
Bi-specific	1.6	—	1.6
Early research and discovery	1.7	1.8	(0.1)
Total research and development expenses	$8.5	$8.7	$(0.2)

Research and development expenses were $8.5 million for the six months ended June 30, 2014 compared to $8.7 million for the same period in 2013, a decrease of $0.2 million. Spending on the XmAb5871 and the XmAb5574 programs decreased during the six months ended June 30, 2014 compared to the same period in 2013, while spending on the XmAb 7195 and bispecific programs increased during the same periods. The $2.0 million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product. There was a $0.3 million decrease in costs associated with the XmAb5574 program as we completed the Phase 1 clinical trial during the first quarter of 2013. For the six months ended June 30, 2014 compared to the six months ended June 30, 2013 there was a $0.6 million increase in costs are associated with the XmAb7195 program, including manufacturing drug product and clinical study costs, in preparation for the Phase 1 clinical trial which was initiated in May 2014. There was also an increase in spending of approximately $1.6 million in the six months ended June 30, 2014 on our bispecific program as we advance a clinical compound into development in 2014 with spending on cell line development and toxicology studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014	2013	Change
General and administrative	$3.3	$1.5	$1.8

General and administrative expenses were $3.3 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $1.8 million. The increase is primarily due to an increase in compensation costs of approximately $0.5 million, an increase in professional fees including business development and marketing research expenses of $0.5 million, and costs related to being a public entity of $0.8 million in 2014.

Other Income (Expense), Net

Other income (expense), net was $30,000 for the six months ended June 30, 2014 compared to $(49.8) million for the same period in 2013. The decrease reflects the interest expense on the convertible promissory notes in 2013, as well as a loss of $48.6 million from the exchange of such notes to convertible preferred stock with no corresponding charge for the six months ended June 30, 2014.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through proceeds from our initial public offering (IPO), private sales of our equity and convertible notes, and payments received under our product development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our clinical programs, evaluate opportunities for the potential clinical development of our pre-clinical programs, and continue our research efforts.

On December 3, 2013, we closed our IPO of 14,639,500 shares of common stock at an offering price of $5.50 per share, resulting in net proceeds of approximately $72.5 million, after deducting underwriting discounts, commissions and offering expenses.

At June 30, 2014, we had $66 million of cash. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

We expect that our existing cash and certain potential milestone and contingent contractual payments will fund our operating expenses and capital expenditure requirements through 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash (used in) provided by:

Operating activities	$(10,767)	$2,807	$(13,574)
Investing activities	(1,123)	(883)	(240)
Financing activities	133	7,512	(7,379)
Net increase (decrease) in cash	$(11,757)	$9,436	$(21,193)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2014 was $10.8 million compared to cash provided by operations of $2.8 million for the six months ended June 30, 2013 an increase of $13.6 million. The increase in cash used is primarily due to a decrease in our accounts payable and accrued expense balances of $2.3 million, as well as a decrease in deferred revenue balance of $7.6 million, a decrease in non-cash charges for the accrued interest and the loss on exchange of convertible notes of $48.6 million offset by a decrease in our net loss of $45.9 million.

Investing Activities

Investing activities consist primarily of purchases of intangible assets, capitalization of patent and licensing costs, purchases of property and equipment and proceeds on the sales of used equipment. Net cash used in investing activities was $1.1 million and $0.9 million for the six months ended June 30, 2014 and June 30, 2013, respectively. We purchased $0.8 million of intangible assets for the six months ended June 30, 2014 compared to $0.9 million for the same period in 2013. We purchased $0.3 million of capital equipment for the six months ended June 30, 2014 compared to $36,000 for the same period in 2013. This increase is primarily related to additional capital spending on laboratory and office equipment.

Financing Activities

Net cash provided by financing activities consist primarily of payments on capital lease obligations of $4,000 for the six months ended June 30, 2014 and 2013, respectively as well as proceeds of $0.1 million from the issuance of common stock upon exercise of stock awards and purchases under Employee Stock Purchase Plan during the six months ended June 30, 2014.

Contractual Obligations and Commitments

In June of 2014, we entered into a Letter of Intent (LOI) with Catalent Pharma Solutions (Catalent) for the cGMP manufacturing of XmAb 7195. Under the terms of the LOI, Catalent will begin manufacturing process in the fourth quarter with an expectation of delivering drug product in the first half of 2015. The total estimated cost of the cGMP manufacturing campaign is approximately $1.6 million If Xencor cancels the manufacturing campaign prior to the start of the process we may be subject to cancelation penalties of $100,000 to $465,000.

In May 2014 we entered into a lease for office space in San Diego, California. The lease term is for 26 months with an option to renew for an additional year. The total payments under the lease are approximately $200,000.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. The new pronouncement is effective for reporting periods beginning after December 15, 2016 and will replace most of the exiting revenue recognition guidance within the United States GAAP. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. Early adoption is not permitted.

The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

ITEM 3.                             Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. As of June 30, 2014, we had cash of $66 million which was invested in interest-bearing accounts. Our primary exposure to market risk is related to changes in interest rates and our current investment policy is to invest principally in deposits in interest-bearing accounts. We do not believe that our cash has significant risk.

ITEM 4.                             Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

In connection with the preparation of our 2013 Form 10-K, we identified a material weakness in our internal controls over financial reporting related to revenue recognition. In addressing this weakness and to improve our controls generally, we have hired experienced staff in the accounting department and implemented additional procedures and controls over critical accounting areas related to revenue recognition. The financial statements prepared during the quarter ended June 30, 2014 have been prepared under the updated accounting procedures and policies which include procedures over payroll, purchasing, and financial reporting. Additionally, we have hired more accounting staff to assist in implement our controls and procedures. In designing and evaluating the internal controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net losses for the six months ended June 30, 2014 and 2013 were $8.8 million and a $54.7 million, respectively. As of June 30, 2014, we had an accumulated deficit of $236.4 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.*

Our operations have used substantial amounts of cash since inception. We expect our expenses to increase in subsequent periods in connection with our ongoing development activities, including: the continuation of our clinical development of XmAb5871, clinical development of XmAb 7195, continued development of our bispecific drug candidates and, the continued research and development of other technologies and drug candidates.  Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations through the end of 2016. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials for XmAb5871 or XmAb 7195 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of either XmAb5871 or XmAb7195 or any future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

In our Phase 1a clinical trial of XmAb5871, for example, some subjects reported mild to severe gastrointestinal symptoms including nausea, vomiting, abdominal pain, abdominal discomfort, epigastric discomfort (upper stomach pain) and diarrhea. For example, as of December 31, 2013, one patient in our on-going Phase 1b clinical trial of XmAb5871 experienced an infusion related reaction with hypotension and other adverse events that have been reported by investigators include nausea, vomiting, fever-increased temperature, headache and bronchitis. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 could suffer significant negative consequences. We cannot predict if additional types of adverse events or more serious adverse events will be observed in future clinical trials of XmAb5871, XmAb7195 or any future product candidate.

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

If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, or in the case of Amgen, elects not to exercise its option under our agreement, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.

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

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third-party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry $7.5 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $14.41, through July 15, 2014. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2014 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 29.8% of our voting stock. Further, John S. Stafford III, one of our directors, beneficially owns approximately 24.7% of our voting stock and his family members beneficially own approximately an additional 10.5% of our voting stock. Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, shares of common stock that are subject to outstanding options become eligible from time to time for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Use of Proceeds

On December 3, 2013, we completed our IPO and issued 14,639,500 shares of our common stock at $5.50 per share, which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option, and received net proceeds of $72.5 million, after underwriting discounts, commissions and estimated offering expenses at an initial offering price of $5.50 per share. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

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

Dated: August 1, 2014

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