Form 10-Q
period 2014-09-30
Xencor Inc
filed 2014-11-10
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2014
Common stock, $0.01 par value	31,395,626

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended September 30, 2014

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

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$60,923	$77,975
Accounts receivable	20	59
Prepaid expenses and other current assets	162	60
Total current assets	61,105	78,094
Property and equipment
Computers, software and equipment	4,053	3,514
Furniture and fixtures	97	89
Leasehold improvements	3,083	3,081
Less accumulated depreciation and amortization	(6,489)	(6,377)
Property and equipment, net	744	307
Other assets
Patents, licenses, and other intangible assets, net	8,957	8,814
Other assets	60	100
Total other assets	9,017	8,914
Total assets	$70,866	$87,315
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,098	$2,633
Accrued expenses	1,764	1,393
Current portion of deferred revenue	6,066	3,444
Current portion of capital lease obligations	2	9
Total current liabilities	9,930	7,479
Deferred revenue, less current portion	1,227	6,302
Capital lease obligations, less current portion	—	1
Total liabilities	11,157	13,782
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2014 and December 31, 2013; 31,395,626 issued and outstanding at September 30, 2014 and 31,354,467 issued and outstanding shares at December 31, 2013	314	314
Additional paid-in capital	302,039	300,790
Accumulated deficit	(242,644)	(227,571)
Total stockholders’ equity	59,709	73,533
Total liabilities and stockholders’ equity	$70,866	$87,315

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Collaborations, licenses and milestones	$848	$3,162	$3,856	$8,428
Operating expenses
Research and development	4,953	4,163	13,464	12,857
General and administrative	2,182	842	5,499	2,381
Total operating expenses	7,135	5,005	18,963	15,238
Loss from operations	(6,287)	(1,843)	(15,107)	(6,810)
Other income (expenses)
Interest income	2	4	31	7
Interest expense	(2)	—	(7)	(1,212)
Other income	9	4	10	15
Loss on settlement of notes	—	—	—	(48,556)
Total other income (expense), net	9	8	34	(49,746)

Net loss	$(6,278)	$(1,835)	$(15,073)	$(56,556)
Deemed contribution (dividend) on exchange of preferred stock	—	(2,349)	—	144,765

Net income (loss) attributable to common stockholders	$(6,278)	$(4,184)	$(15,073)	$88,209
Net income (loss) per share attributable to common stockholders:

Basic	$(0.20)	$(57.87)	$(0.48)	$1,220.01

Diluted	$(0.20)	$(57.87)	$(0.48)	$(4.10)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,395,626	72,302	31,376,502	72,302
Diluted	31,395,626	72,302	31,376,502	13,794,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(15,073)	$(56,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	621	433
Stock-based compensation	1,110	54
Abandonment of capitalized intangible assets	496	241
Gain on disposal of assets	(1)	(16)
Accrued interest on convertible promissory notes (See Note 3)	—	1,211
Loss on exchange of notes for preferred stock	—	48,556
Changes in operating assets and liabilities:
Accounts receivable	40	354
Prepaid expenses and other assets	(62)	(981)
Accounts payable	(536)	2,046
Accrued expenses	372	(497)
Deferred revenue	(2,454)	3,850
Net cash used in operating activities	(15,487)	(1,305)
Cash flows from investing activities
Purchase of intangible assets	(1,137)	(1,147)
Purchase of property and equipment	(560)	(136)
Proceeds from sale of property and equipment	1	16
Net cash used in investing activities	(1,696)	(1,267)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	8	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	130	—
Proceeds from the sale of Series A-1 preferred	—	10,000
Preferred stock issuance costs	—	(116)
Payments on capital lease obligations	(7)	(3)
Net cash provided by financing activities	131	9,881
Net increase (decrease) in cash	(17,052)	7,309
Cash, beginning of period	77,975	2,312
Cash, end of period	$60,923	$9,621

The accompanying notes are an integral part of these unaudited condensed financial statements.

Xencor, Inc.

Notes to Condensed Financial Statements

September 30, 2014

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

Unaudited Interim Financial Information

The accompanying unaudited interim financial statements for Xencor, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The Condensed Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that our management considers necessary for the fair statement of results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. December 31, 2013 balances were derived from the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March  31, 2014. The accompanying Condensed Financial Statements do not include all the disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying Condensed Financial Statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair values of assets, impairment of long-lived assets, convertible preferred stock and common stock, income taxes, pre-clinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in millions):

	September 30, 2014		September 30, 2013
	Total		Total
	Fair Value	Level 1	Fair Value	Level 1

Money Market Funds	$—	$—	$6.9	$6.9

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Net Loss Per Share of Common Stock

We compute net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock issuable under options, convertible preferred stock and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect. The unaudited diluted (loss) income per share calculation assumes the conversion of outstanding shares of convertible preferred stock into common stock using the as-if converted method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except
	per share data)
Basic numerator:
Net loss	$(6,278)	$(1,835)	$(15,073)	$(56,556)
Deemed contribution (dividend) on exchange of preferred stock	—	(2,349)	—	144,765
Net income (loss) attributable to common stockholders for basic income (loss) per share	$(6,278)	$(4,184)	$(15,073)	$88,209
Denominator:
Weighted-average common shares outstanding	31,395,626	72,302	31,376,502	72,302
Basic net income (loss) per common share	$(0.20)	$(57.87)	$(0.48)	$1,220.01

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except
	per share data)
Diluted numerator:
Net income (loss) attributable to common stockholders for basic income (loss) per share	$(6,278)	$(4,184)	$(15,073)	$88,209
Deemed contribution	—	—	—	(144,765)
Net loss attributable to common stockholders for diluted net loss per share	$(6,278)	$(4,184)	$(15,073)	$(56,556)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	31,395,626	72,302	31,376,502	72,302
Dilutive effect of conversion of convertible preferred stock	—	—	—	13,721,836
	31,395,626	72,302	31,376,502	13,794,138
Diluted net loss per common share	$(0.20)	$(57.87)	$(0.48)	$(4.10)

The following shares of outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Employee stock purchase plan shares	34	—	34	—
Options to purchase common stock	1,361	1,189	1,361	1,189
	1,395	1,189	1,395	1,189

The loss for the three months ended September 30, 2013 was adjusted, for purposes of the diluted net loss per share calculation, to reflect the deemed dividend from the sale of Series A-1 convertible preferred stock of $2.35 million and the loss for the nine months ended September 30, 2013 was adjusted, for purposes of the diluted net income per share calculation, to reflect the deemed contribution from the exchange of convertible preferred stock of $148.1 million and a deemed dividend from the sale of Series A-1 convertible preferred stock of $3.35 million (See Note 3).`

Revenue Recognition

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

Milestone Revenue.  Our collaboration and license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales-based milestones that are based solely upon the performance of the licensor or collaborator. Research, development and regulatory contingent contractual payments and milestone payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate into preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales-based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels.

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

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options and stock issued under our ESPP. Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use published surveys of employee retention rates of similar peer companies to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We recorded stock-based compensation expense for stock-based awards to employees, directors and independent contractors of approximately $1,110,000 and $54,000 for the nine months ended September 30, 2014 and 2013, respectively and approximately $491,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively.

Stock based compensation expense for shares issued under our ESPP is based on the fair value of the shares at the beginning of the purchase period. The expected term for purchases under the ESPP was based on the purchase periods included in the offering. The expected volatility is determined using historical volatilities of similar peer companies based on stock prices over a look-back period corresponding to the expected term. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected term. The forfeiture rate was estimated to be zero as there is insufficient historical pre-vesting forfeiture rate information since the inception of the plan. The Company has never paid a dividend, and as such, the dividend yield is zero. See Note 4 for further information on the ESPP.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing method and are subject to periodic re-measurement over the period during which the services are rendered.

Concentrations of Risk

Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. Amounts on deposit in excess of federally insured limits at September 30, 2014 approximated $60 million.

A significant portion of our revenue was earned from four partners for the nine months ended September 30, 2014 and from five partners for the nine months ended September 30, 2013.  The following table represents the amounts (in millions) and the percentage of all significant revenue earned in the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Amounts	Percentages	Amounts	Percentages
Alexion	$0.2	33.3%	$0.3	7.9%
Amgen	0.6	66.7%	0.6	17.7%
MorphoSys	—	—%	—	—%
CSL	—	—%	1.3	42.3%
Merck	—	—%	1.0	31.6%
Other	—	—%	—	0.5%

	Nine Months Ended September 30,
	2014		2013
	Amounts	Percentages	Amounts	Percentages
Alexion	$0.8	19.4%	$0.7	7.9%
Amgen	1.7	43.5%	1.7	20.0%
MorphoSys	—	—%	3.0	35.8%
CSL	0.7	18.4%	2.0	23.9%
Merck	0.5	13.6%	1.0	11.9%
Other	0.2	5.1%	—	0.5%

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

Effective as of June 13, 2013, the total outstanding principal due on the Notes was exchanged for 45,902,321 shares of Series A-1 convertible preferred stock, 5,303,597 of which were subsequently converted into 1,766,097 shares of Series A-2 preferred stock. We determined that the per share value of the series A-1 convertible preferred stock issued was $1.54 and the total fair value of the issued shares under the Note Conversion Agreement was $70.7 million and we recognized a loss on the exchange of $48.6 million for the difference in the fair value of the Series A-1 convertible preferred stock and the carrying value of the Notes as of June 13, 2013. The $48.6 million loss is reported on our Statement of Operations as a Loss on Settlement of Notes as an Other Income (Expense) for the nine months ended September 30, 2013. Associated transaction costs of $41,000 related to the exchange were expensed.

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

On June 26, 2013, we sold 5,586,510 shares of Series A-1 convertible preferred stock to existing stockholders at a purchase price of $1.36 per share for an aggregate purchase price of $7.6 million. We determined that the fair value of the shares sold in June 2013 to be $8.6 million and we recorded a deemed dividend of $1.0 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. The $40,000 of transaction costs related to the sale was recorded against Additional Paid-in Capital and the shares of A-1 convertible preferred stock issued were recorded at their fair value on our balance sheet as of September 30, 2013.We determined that the fair value of the Series A-1 and Series A-2 convertible preferred stock as of June 26, 2013 to be $1.54 per share and $0.58 per share, respectively.

On September 23, 2013, we sold 1,766,430 additional shares of Series A-1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A-1 convertible preferred stock sold to be $4.7 million and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A-1 convertible preferred stock and the fair value of the shares. Transaction costs of $34,000 related to the sale were recorded against Additional Paid in Capital and the shares of Series A-1 convertible preferred stock were recorded at their fair value on our balance sheet as of September 30, 2013.

In connection with the completion of the Company’s IPO in December 2013, all outstanding shares of convertible preferred stock converted into 16,620,274 shares of common stock.

4. Equity Incentive Plans

Our Board of Directors and the requisite stockholders previously approved the Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan), and the 2010 Equity Incentive Plan (the 2010 Plan, and collectively with the 2000 Plan the Prior Plans). The 2000 Plan terminated August 2010. In October 2013, our Board of Directors approved the 2013 Equity Incentive plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s IPO.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of September 30, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 5,413,225, which includes 2,662,065 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,254,179 shares, which number is included in the number of shares available for issuance above.  As of September 30, 2014 a total of 1,034,000 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP has an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six-month purchase period.  The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of

December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. As of September 30, 2014, we have issued a total of 27,927 shares of common stock under the ESPP.

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2013	1,794,214	$1.66
Options granted	1,019,021	$10.99
Options forfeited	(500)	$11.05
Options exercised	(13,195)	$0.59
Balance at September 30, 2014	2,799,540	$5.06	6.64	$13,650
Exercisable	1,360,825	$0.95	3.81	$11,381

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $9.31 per share as of September 30, 2014.

Total employee, director and non-employee stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
General and administrative	$276	$20	$575	$26
Research and development	215	24	535	28
	$491	$44	$1,110	$54

Weighted average fair value of options granted during the nine-month period ended September 30, 2014 and 2013 was $7.11 and $4.25 per share, respectively.  There were 502,062 options granted during the period ended September 30, 2013. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the nine months ended September 30, 2014 and 2013:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (years)	6.0	5.4	6.0	5.4
Expected volatility	77.4%	56.8%	77.4%	56.8%
Risk-free interest rate	2.02%	1.96%	2.02%	1.96%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (years)	0.5 - 2.0	—	0.5 - 2.0	—
Expected volatility	70.6%	—	70.6%	—
Risk-free interest rate	.06% - .46%	—	.06% - .46%	—
Expected dividend yield	—%	—	—%	—

At September 30, 2014, the Company had $7.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over the next 3.57 years.

5. Collaboration Research and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the nine-month period ended September 30, 2014 and September 30, 2013.

Amgen, Inc.

In December 2010, we entered into a Collaboration and Option Agreement (Collaboration Agreement) with Amgen, Inc. (Amgen), pursuant to which we agreed to collaborate with Amgen on development of XmAb5871 in rheumatoid arthritis (“RA”) through completion of a Phase 2 proof-of-concept (“POC”) trial.  The overall plan of development through the Phase 2 POC trial was agreed to by both companies in the Collaboration Agreement. During development and through completion of the POC trial, we would continue to own and would control and pay for all development activities. After completion of the POC trial, we would deliver a data package to Amgen and they would have 90 days to review and decide whether to exercise an option to obtain worldwide rights to XmAb5871. Upon exercise of the option and payment of a $50 million option fee, Amgen would own all rights to the compound and be responsible for further development. In addition to the option fee, upon exercise of the option we would be eligible to receive $437 million in future development, regulatory and sales milestones as Amgen advanced XmAb5871 into later stages of development.

We received a  nonrefundable upfront payment of $11.0 million upon execution of the Collaboration Agreement and a  $2 million milestone in January 2013 upon the initiation of a Phase 1b clinical trial.  We were also eligible to receive an additional $12 million in pre-option payments upon continued development of XmAb5871 through completion of the Phase 2 POC trial and delivery of the clinical study reports to Amgen.

During each of the three and nine months ended September 30, 2014 and September 30, 2013 we recognized $0.6 million and $1.7 million of revenue under this arrangement, respectively. As of September 30, 2014, we have deferred revenue related to this agreement of $5.2 million.

In October 2014, we entered into an agreement with Amgen to terminate the Collaboration Agreement pursuant to which all worldwide rights to develop and commercialize XmAb5871 reverted back to us. Our obligations to continue development of XmAb5871 under the terms of the Collaboration Agreement terminated effective as of the date of the termination agreement. As a result of and effective as of the date of the termination agreement,  all of Amgen’s rights to XmAb5871 terminated including the right to exercise an exclusive option to acquire the worldwide rights to XmAb5871. Amgen’s obligations to make any further payments to us are also terminated. In connection with the termination, we granted Amgen a right of first negotiation (ROFN) to obtain an exclusive license to develop and commercialize any XmAb5871 product.

The ROFN requires us to notify Amgen if we decide to pursue a licensing transaction with a third party involving XmAb5871. Upon receipt of the notification, Amgen will have a limited time to review the data from XmAb5871 and enter into negotiations to obtain an exclusive license to develop and commercialize any future XmAb5871 product. The ROFN will expire upon the earlier of: (1) October 27, 2019,  (2) initiation by us of a Phase 3 clinical trial with XmAb5871 or (3) the transfer or sale to a third party of substantially all of our business.

We have determined that the termination results in a cancellation of all our obligations to Amgen under the Collaboration Agreement. We have evaluated the terms of the ROFN and determined that it has de minimis value because Amgen’s rights under the ROFN are limited to an exclusive negotiating period of a short duration and there is no bargain element in the ROFN. Therefore, as result of the termination, we have classified the entire $5.2 million in deferred revenue related to the Amgen arrangement as a current liability as of September 30, 2014. Since we have no remaining obligation to Amgen as of the date of the termination agreement, the $5.2 million in deferred revenue will be recognized as revenue in the fourth quarter of this year.    See Note 6, Subsequent Events for additional information.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. During the three and nine months ended September 30, 2013, we recognized $1.0 million of revenue under the arrangement and during the three and nine months ended September 30, 2014 we recognized $25,000 and $0.5 million of revenue respectively under this arrangement. As of September 30, 2014, there is $0.1 million of deferred revenue related to this arrangement.

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

In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed molecule to be used against an undisclosed target. It is the first human clinical trial with a molecule incorporating our Xtend Fc Domain technology.

During the three and nine months ended September 30, 2014 we recognized $0.2 million and $0.8 million of revenue respectively under this arrangement and during the three and nine months ended September 30, 2013 we recognized $0.3 million and $0.7 million of revenue respectively under this arrangement. As of September 30, 2014, we have deferred revenue related to this arrangement of $1.8 million.

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

During the three and nine months ended September 30, 2014, we recognized zero and $0.7 million of revenue respectively under this arrangement and during the three and nine months ended September 30, 2013 we recognized $1.3 million and $2.0 million of revenue respectively under this arrangement. As of September 30, 2014, we have no deferred revenue related to this arrangement.

MorphoSys Ag

In September 2010, we entered into a Collaboration and License agreement with MorphoSys AG (MorphoSys), which we subsequently amended in March 2012. The agreement provided us an upfront payment in exchange for an exclusive worldwide license to our patents and know-how to research, develop and commercialize our XmAb5574 product candidate with the right to sublicense under certain conditions and we are eligible to receive future milestones and royalties upon further development by MorphoSys of the compound. Under the agreement, we agreed to collaborate with Morphosys to develop and commercialize XmAb5574.

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

During the three and nine month periods ended September 30, 2014 we recognized zero revenue under this arrangement, respectively. During the three and nine month periods ended September 30, 2013 we recognized zero and $3.0 million of revenue under this arrangement respectively. As of September 30, 2014, we have no deferred revenue related to this arrangement.

6. Subsequent Events

Termination of Amgen Collaboration Agreement

Pursuant to a request by us, Amgen agreed to terminate our Collaboration Agreement with them effective October 27, 2014. The provisions of the termination are governed by the Collaboration Agreement as termination for convenience by Amgen.  As a result of the termination, all obligations by each Company are terminated as of the effective date. All rights to XmAb5871 are returned to us. Amgen’s rights to exercise an option to obtain exclusive worldwide rights to XmAb5871 are also terminated. Amgen’s obligations to make any additional payment to us, including pre-option milestone payments also terminate. In connection with the termination we granted Amgen a ROFN to obtain an exclusive license to develop and commercialize any future XmAb5871 product.

We requested a termination of the Collaboration Agreement from Amgen to allow us to advance development of XmAb5871 in other indications. Under the Collaboration Agreement, we were obligated to continue development of the compound in RA including completing a Phase 2 POC trial. We have announced plans not to pursue a Phase 2 POC trial in RA and to initiate development of XmAb5871 in treating IgG4-related diseases and are also considering alternative autoimmune diseases.

In connection with the termination we granted Amgen a ROFN which provides that we will notify Amgen if we decide to pursue a licensing transaction with a third party involving XmAb5871. Upon notification by us, Amgen has a limited period to review the XmAb5871 data and enter into negotiations to obtain an exclusive license to develop and commercialize any future XmAb5871 product. The ROFN will expire upon the earlier of October 27, 2019, initiation by us of a Phase 3 clinical trial with XmAb5871 or, upon the acquisition of the Company.

We have evaluated the terms of the ROFN and determined that it does not create a separate deliverable to Amgen. The ROFN does not include a bargain or discount and the Amgen’s exclusive negotiation period is limited. Accordingly, we have determined that the potential value of the ROFN is de minimis.

Since our obligations to Amgen under the Collaboration Agreement are terminated and we have determined that the ROFN is not a separate deliverable, the $5.2 million balance in deferred revenue at September 30, 2014 will be recognized in revenue in the fourth quarter of 2014 when the termination became effective.

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

Our business strategy is based on the plug-and-play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing potential revenue streams that require no further resources from Xencor. There are currently eight antibody product candidates in clinical trials that have been engineered with XmAb technology, including six candidates being advanced by licensees and development partners. We have several U.S. patents and U.S patent applications, in addition to foreign counterparts, on file to protect our XmAb technology platform.

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

We have incurred losses in each year since our inception. Our net losses were $15.1 million and $56.6 million for nine months ended September 30, 2014 and 2013, respectively and $6.3 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had an accumulated deficit of $243 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.  During the nine months ended September 30, 2013 we recorded a loss of $48.6 million on the exchange of convertible promissory notes for shares of Series A-1 convertible preferred stock.

Company Programs

XmAb5871.  In December 2010, we entered into a Collaboration and Option Agreement (Collaboration Agreement) with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate.  We expect to have preliminary results from the Phase 1b/2a trial treating patients with RA with active disease on stable non-biologic DMARD therapy at the end of 2014. In October 2014, pursuant to a request by us, Amgen agreed to terminate the Collaboration Agreement for convenience, provided we grant them a ROFN to obtain an exclusive license to develop and commercialize any future XmAb5871 product.

In October 2014 we announced that we are not continuing development of XmAb5871 in RA and are pursuing development of XmAb5871 initially in IgG4-related diseases and potentially other autoimmune diseases. We plan to start a clinical trial with XmAb5871 in IgG4-related disease in 2015. IgG4-related disease is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-20,000 patients in the United States. IgG4-related disease affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

XmAb7195.  We initiated the Phase 1 clinical trial for our XmAb7195 program in May 2014. We expect to have preliminary data from the initial Phase 1a clinical trial in January 2015 and complete the trial in 2015. Further, we plan on initiating a Phase 1b clinical trial of XmAb7195 in healthy volunteers and in patients with mild-to-moderate asthma in 2015.

XmAb5574/MOR208.  MorphoSys initiated a Phase 2 clinical trial with XmAb5574/MOR208 in May 2013, treating patients with non-Hodgkin lymphoma (NHL) and a second Phase 2 clinical trial in April 2013 to treat patients with acute lymphoblastic leukemia (ALL). In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator-sponsored trial in chronic lymphocytic leukemia (CLL) in combination with lenalidomide began in January 2014.  For more information on our agreement with MorphoSys, see the section entitled “Product Development Partnerships, Other Commercial Agreements and Technology Licenses” beginning on page 12 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

Licensing Partnerships: We currently have seven licensing partnerships for the licensing of our XmAb technology. These arrangements provide upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development. In the first quarter of 2014, Merck initiated a Phase 1 clinical trial with an undisclosed product with our Fc optimization technology which triggered a milestone payment. In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed product incorporating our Xtend technology. There are currently six compounds in clinical development from our partners that have incorporated our XmAb technology.

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

We have initiated preclinical pharmacology studies and also started manufacturing cell line development for our first bispecific drug candidates. We have produced preclinical candidate targeting: (i) CD3 and CD38 for use in multiple myeloma, (ii) CD3 and CD123 for use in acute myloid leukemia, and (iii) CD3 and CD20 for use in B-cell cancers.  In the third quarter of 2014, we designated a preclinical candidate targeting CD3 x CD123, now designated XmAb14045, as our lead development candidate. We have also entered into an agreement with KBI Biopharma (“KBI”) to begin production of XmAb14045 and we also intend to conduct IND-enabling studies on XmAb14045 in 2015.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from product sales and do not expect to do so for the foreseeable future. Revenues to date have been generated primarily from our research and product development partnerships and technology licensing agreements. Since our inception through September 30, 2014, we have generated $69 million in revenues under our various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. However, receipt of future milestone payments and royalties from our collaborators and receipt of option payments are not wholly within our control, and the parties to our product development partnerships and license agreements have the right to cancel their programs without any future payments to us. Even if we receive future milestones, royalties and option payments, these payments will not be sufficient to fund our operations in the near term and there is no assurance that we will generate any future revenues from our existing product development partnerships and license agreements. We may also not generate any product revenue from our existing clinical development programs or any of our preclinical development programs, as we may never succeed in obtaining regulatory approval or commercializing any of these programs.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Amgen	$0.6	$0.6	$1.7	$1.7
Merck	—	1.0	0.5	1.0
Alexion	0.2	0.3	0.8	0.7
MorphoSys	—	—	—	3.0
CSL	—	1.3	0.7	2.0
Other	—	—	0.2	—

Total	$0.8	$3.2	$3.9	$8.4

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

At this time, due to the risks inherent in the clinical development process and the early stage of our development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of XmAb5871, XmAb7195, our bi-specific programs or any of our preclinical programs. We expect our research and development expenses may increase over spending levels in recent periods if we are successful in advancing XmAb5871, XmAb7195, our bi-specific programs or any of our preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We will begin development of our initial bispecific candidate, XmAb14045 with manufacturing and IND-enabling toxicology studies which will increase our total development costs. We are also planning to start clinical trials with XmAb5871 in IgG4-related diseases in 2015.

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

The following is a comparison of research and development expenses for the three months and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Change	2014	2013	Change
Product programs:

XmAb5871	$1.0	$1.7	$(0.7)	$2.9	$5.7	$(2.8)
XmAb7195	1.9	1.6	0.3	5.1	4.3	0.8
XmAb5574/MOR208	—	0.1	(0.1)	0.0	0.4	(0.4)
Bi-specific programs	1.7	—	1.7	3.2	—	3.2
Early research and discovery	0.3	0.8	(0.5)	2.3	2.5	(0.2)

Total research and development expenses	$4.9	$4.2	$0.7	$13.5	$12.9	$0.6

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, human resources, and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for business marketing and research, auditing, tax, and legal services, including intellectual property-related services. Our general and administrative expenses have increased during 2014 in connection with the addition of legal and accounting personnel and will continue to increase for the foreseeable future as we incur additional costs associated with being a publicly-traded company, including legal, auditing and filing fees, additional insurance premiums, investor relations expenses and general compliance and consulting expenses. We expect our intellectual property related legal expenses, including costs relating to preparing, filing, prosecuting and maintaining patents applications, to increase as our intellectual property portfolio expands.

Other Income (Expense), Net

For the three and nine months ended September 30, 2014, other income (expense), net, consists primarily of interest expense and interest income.  For the three and nine months ended September 30, 2013, other income (expense), net, consisted primarily of interest expense incurred on our convertible promissory notes issued in 2009 and 2010, interest income, miscellaneous gains and losses on the sale of excess equipment and a loss of $48.6 million on the exchange of convertible promissory notes for preferred stock.

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

We discussed critical accounting policies, significant judgments and estimates within Note 1 to our audited financial statements in our Annual Report on Form 10-K for the year-ended December 31, 2013. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended
	September 30,
	2014	2013	Change
Revenues:
Research collaboration	$0.6	$0.6	$(0.0)
Licensing	0.2	1.3	(1.1)
Milestone	—	1.3	(1.3)
Total revenues	$0.8	$3.2	$(2.4)
Operating expenses:
Research and development	4.9	4.2	0.7
General and administrative	2.2	0.8	1.4
Total operating expenses	7.1	5.0	2.1
Other income (expense), net	—	—	—
Net loss	$(6.3)	$(1.8)	$(4.5)

Research Collaboration Revenues

Research collaboration revenues were $0.6 million for the three months ended September 30, 2014 and 2013 and reflect the revenue earned under our agreement with Amgen.

Licensing Revenues

Licensing revenues were $0.2 million and $1.3 million for the three months ended September 30, 2014 and 2014. The lower revenue of $1.1 million in 2014 over 2013 amounts reflects the additional revenue earned under our agreement with Merck in 2013.

Milestone Revenues

Milestone and contingent payments for the three months ended September 30, 2014 were zero compared to $1.3 million for the three months ended September 30, 2013, a decrease of $1.3 million. The decrease reflects the $1.3 million in milestone revenue earned from our CSL agreement in the three months ended September 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2014 and 2013, (in millions):

	Three Months Ended
	September 30,
	2014	2013	Change
Product programs:
XmAb5871	$1.0	$1.7	$(0.7)
XmAb7195	1.9	1.6	0.3
XmAb5574/MOR208	—	0.1	(0.1)
Bi-specific	1.7	—	1.7
Early research and discovery	0.3	0.8	(0.5)
Total research and development expenses	$4.9	$4.2	$0.7

Research and development expenses were $4.9 million for the three months ended September 30, 2014 compared to $4.2 million for the same period in 2013, an increase of $0.7 million. Spending on the XmAb5871, XmAb5574 and early research and discovery programs decreased during the three months ended September 30, 2014 compared to the same period in 2013, while spending on the bispecific program and the XmAb 7195 program increased during the same periods. The $0.7 million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product. There was a $0.1 million decrease in costs associated with the XmAb5574 program as we completed Phase 1 clinical trial during the first quarter of 2013. There was an increase in spending of approximately $0.3 million on the XmAb7195 program related to initiation of the clinical trial in 2014 and there was an increase in spending of $1.7 million in the three months ended September 30, 2014 on our bispecific program as we advance a clinical compound into development in 2014 with spending on cell line development and preclinical studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended
	September 30,
	2014	2013	Change
General and administrative	$2.2	$0.8	$1.4

General and administrative expenses were $2.2 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $1.4 million. The increase is primarily due to an increase in staffing of legal and accounting personnel and compensation costs of approximately $0.6 million, abandonment of patents of approximately $0.3 million and an increase in costs related to being a publicly traded company of $0.5 million in 2014.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended
	September 30,
	2014	2013	Change
Revenues:
Research collaboration	$1.8	$1.7	$0.1
Licensing	1.6	2.0	(0.4)
Milestone	0.5	4.7	(4.2)
Total revenues	$3.9	$8.4	$(4.5)

Operating expenses:
Research and development	13.5	12.9	0.6
General and administrative	5.5	2.4	3.1
Total operating expenses	19.0	15.3	3.7
Other income (expense), net	—	(49.7)	49.7
Net loss	$(15.1)	$(56.6)	$41.5

Research Collaboration Revenues

Research collaboration revenues were $1.8 million for the nine months ended September 30, 2014 compared to $1.7 million for the nine months ended September 30, 2013, an increase of $0.1 million. The increase is primarily the result of increased revenue earned under our collaboration agreement with Catalent of $0.1 million in the nine months ended September 30, 2014.

Licensing Revenues

Licensing revenues were $1.6 million for the nine months ended September 30, 2014 compared to $2.0 million for the nine months ended September 30, 2013, a decrease of $0.4 million. The decrease is primarily due to additional revenue earned under our collaboration agreement with Merck in the nine months ended September 30, 2013.

Milestone Revenues

Milestone and contingent payments for the nine months ended September 30, 2014 consisted of $0.5 million in revenue earned from our Merck collaboration as compared to $4.7 million for the nine months ended September 30, 2013, a decrease of $4.2 million. The decrease relates to additional milestone revenue earned in 2013 over amounts earned in 2014 including $3 million earned from our MorphoSys  collaboration and $1.3 million earned from our CSL collaboration during the nine months ended September 30, 2013.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2014 and 2013, (in millions):

	Nine Months Ended
	September 30,
	2014	2013	Change
Product programs:
XmAb5871	$2.9	$5.7	$(2.8)
XmAb7195	5.1	4.3	0.8
XmAb5574/MOR208	—	0.4	(0.4)
Bi-specific	3.2	—	3.2
Early research and discovery	2.3	2.5	(0.2)
Total research and development expenses	$13.5	$12.9	$0.6

Research and development expenses were $13.5 million for the nine months ended September 30, 2014 compared to $12.9 million for the same period in 2013, an increase of $0.6 million. Spending on the XmAb5871 and the XmAb5574 programs decreased during the nine months ended September 30, 2014 compared to the same period in 2013, while spending on the XmAb 7195 and bispecific programs increased during the same periods. The $2.8 million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product. There was a $0.4 million decrease in costs associated with the XmAb5574 program as we completed the Phase 1 clinical trial during the first quarter of 2013. For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 there was a $0.8 million increase in costs are associated with the XmAb7195 program, including manufacturing drug product and clinical study costs, in connection with the Phase 1 clinical trial which was initiated in May 2014. There was also an increase in spending of approximately $3.2 million in the nine months ended September 30, 2014 on our bispecific program as we advance a clinical compound into development in 2014 with spending on cell line development and toxicology studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended
	September 30,
	2014	2013	Change
General and administrative	$5.5	$2.4	$3.1

General and administrative expenses were $5.5 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $3.1 million. The increase is primarily due to costs related to additional hiring of legal and accounting personnel and costs associated with being a publicly traded company of $1.3 million in 2014, an increase in compensation costs of approximately $1 million, an increase in professional fees including business development and marketing research expenses of $0.4 million, abandoned patents of $0.2 million and depreciation expense of $0.2 million.

Other Income (Expense), Net

Other income (expense), net was $34,000 for the nine months ended September 30, 2014 compared to $(49.7) million for the same period in 2013. The decrease reflects the interest expense on the convertible promissory notes in 2013, as well as a loss of $48.6 million from the exchange of such notes to convertible preferred stock with no corresponding charge for the nine months ended September 30, 2014.

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

At September 30, 2014, we had $61 million of cash. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash (used in) provided by:

Operating activities	$(15,487)	$(1,305)	$(14,182)
Investing activities	(1,696)	(1,267)	(429)
Financing activities	131	9,881	(9,750)
Net increase (decrease) in cash	$(17,052)	$7,309	$(24,361)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2014 was $15.5 million compared to $1.3 million for the nine months ended September 30, 2013 an increase of $14.2 million. The increase in cash used is primarily due to a decrease in our accounts payable and accrued expense balances of $1.7 million, as well as a decrease in deferred revenue balance of $6.3 million, a decrease in non-cash charges for the accrued interest of $1.2 million and the loss on exchange of convertible notes of $48.6 million offset by a decrease in our net loss of $41.5 million.

Investing Activities

Investing activities consist primarily of purchases of intangible assets, capitalization of patent and licensing costs, purchases of property and equipment and proceeds on the sales of used equipment. Net cash used in investing activities was $1.7 million and $1.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. We purchased $1.1 million of intangible assets for each of the nine months ended September 30, 2014 and September 30, 2013. We purchased $0.6 million of capital equipment for the nine months ended September 30, 2014 compared to $0.1 million for the same period in 2013. This increase is primarily related to additional capital spending on laboratory and office equipment.

Financing Activities

Net cash provided by financing activities consist primarily of payments on capital lease obligations of $7,000 and 3,000 for the nine months ended September 30, 2014 and 2013, respectively as well as proceeds of $140,000 from the issuance of common stock upon exercise of stock awards and purchases under Employee Stock Purchase Plan during the nine months ended September 30, 2014. Additional cash of $10 million was provided from the sale of Series A preferred stock for the nine months ended September 30, 2013.

Contractual Obligations and Commitments

In May 2014 we entered into a lease for office space in San Diego, California. The lease term is for 26 months with an option to renew for an additional year. The total payments under the lease are approximately $200,000.

In June 2014 we entered into a letter of intent (“LOI”) with Catalent Pharma Solutions (“Catalent”) for the manufacturing of our XmAb7195 candidate. Under the terms of the LOI, Catalent will begin the manufacturing process in the second half of 2014. The total estimated cost of the campaign is approximately $1.6 million over the next 18 months. If Xencor cancels the manufacturing campaign prior to the start of the process, we may be subject to certain cancellation penalties of $100,000 to $465,000.

In September of 2014, we entered into a manufacturing agreement with KBI for the cGMP manufacturing of XmAb 14045.  The total estimated cost of the manufacturing campaign is approximately $3.5 million over the next 18 months. If Xencor cancels the manufacturing campaign prior to the start of the process we may be subject to cancelation penalties of $120,000 to $475,000.

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

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. As of September 30, 2014, we had cash of $60 million which was invested in interest-bearing accounts. Our primary exposure to market risk is related to changes in interest rates and our current investment policy is to invest principally in deposits in interest-bearing accounts. We do not believe that our cash has significant risk.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control

In connection with the preparation of our 2013 Form 10-K, we identified a material weakness in our internal controls over financial reporting related to revenue recognition. We have remediated this weakness and improved our controls by increasing the resources in our legal and accounting departments and improving our procedures over review of material contracts. We have hired experienced staff in the accounting and legal departments and implemented additional procedures and controls over critical accounting areas related to revenue recognition. The financial statements prepared during the quarter ended September 30, 2014 have been prepared under the updated accounting procedures and policies which include procedures over material contracts, payroll, purchasing, and financial reporting.  In designing and evaluating the internal controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.Risk Factors

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

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net losses for the nine months ended September 30, 2014 and 2013 were $15.1 million and a $56.6 million, respectively. As of September 30, 2014, we had an accumulated deficit of $243 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

We face intense competition in autoimmune disease drug development from multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases many of which are being developed or marketed by large multinational pharmaceutical companies such as GlaxoSmithKline plc, AbbVie Inc., Janssen Pharmaceuticals, Inc., Roche/Genentech Inc. and Amgen Inc.

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

Risks Relating to Our Dependence on Third Parties

Our existing partnerships are important to our business, and future partnerships may also be important to us. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.*

Because developing biologics products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we have entered into partnerships, and may seek to enter into additional partnerships, with companies that have more resources and experience than us, and we may become dependent upon the establishment and successful implementation of partnership agreements.

Our partnership and license agreements include those we have announced with MorphoSys, Boehringer Ingelheim and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

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

If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.

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

We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third-party manufacturing partners, Catalent Pharma Solutions LLC (Catalent) for the production of XmAb5871 and XmAb7195 and third parties for fill and testing services, pursuant to existing agreements. Catalent may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of Catalent and are currently completely dependent on them for the production of XmAb5871 and XmAb7195 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for XmAb5871 or XmAb7195 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidates, if and when approved. If we are unable to obtain a license agreement from Catalent for the manufacture of XmAb5871, if we are unable to enter into commercial supply agreements with third-party suppliers or if any such third-party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into an agreement for the manufacture of clinical supplies of XmAb5871 with Catalent and are finalizing an arrangement with Catalent for the manufacture of XmAb7195, we have not entered into a commercial supply agreement with Catalent and they have not demonstrated that they will be capable of manufacturing XmAb5871 or XmAb7195 on a large commercial scale. We might be unable to identify manufacturers for commercial supply on acceptable terms or at all. Moreover, our existing license with Catalent to use certain technology and know-how in the production of our XmAb5871 product candidate only applies for so long as manufacturing services are provided by Catalent. If we move manufacturing services of XmAb5871 to another contract manufacturing organization to support late-stage clinical trials as well as commercial supplies, it would require negotiation of a license from Catalent. We expect to be able to finalize such a license agreement with Catalent for XmAb5871 in due course. However, we can provide no assurances as to when such a license agreement will be executed or if it will be executed at all. If we are not able to secure a commercial license from Catalent, or not able to obtain a commercial license on acceptable terms, we may be required to change the manufacturing process for XmAb5871. A change to the manufacturing process for XmAb5871 would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late-stage clinical development and commercialization of XmAb5871 by us may be delayed as a result, which would materially and adversely affect our business.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $14.41, through September 30, 2014. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2014 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 29.8% of our voting stock. Further, John S. Stafford III, one of our directors, beneficially owns approximately 24.7% of our voting stock and his family members beneficially own approximately an additional 10.5% of our voting stock. Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our recently completed initial public offering, (b) in which we have total annual gross revenue of at least $1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We believe that we have remediated our material weakness and the significant deficiency. We have hired additional experienced finance, legal and accounting personnel to augment our existing staff and to provide more resources for complex GAAP accounting matters. We have remediated our revenue recognition weakness through review of our revenue recognition policies and procedures, hiring personnel with experience with respect to such policies and procedures and devoting additional resources to our revenue recognition. We have remediated our significant deficiency over the financial reporting close process through implementation of formal procedures and policies and adding accounting staff to implement and document these procedures and policies. However, we cannot assure you that these efforts will remediate our material weaknesses or significant deficiency in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses and our significant deficiency, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and our stock price may decline as a result.

In addition we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff. If we fail to adequately staff our accounting and finance function to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or fail to maintain adequate internal control over financial reporting, any new or recurring material weakness could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

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

We expect to use the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. We described the planned use of proceeds from our IPO in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended including using a portion of such proceeds for a planned Phase 2b clinical trial with XmAb5871. In October 2014, we announced that we will not be pursuing a Phase 2b clinical trial of XmAb5871 in RA and will initiate clinical development of XmAb5871 in IgG4-related diseases and possibly other autoimmune diseases.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.Exhibits

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

4.2*

Third Amended and Restated Investor Rights Agreement, dated September 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.1*	Employment Agreement dated August 29, 2014 by an between the Company and Lloyd A. Rowland
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.

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

Dated: November 10, 2014

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

4.2* 10.1*

Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

Employment Agreement dated August 29, 2014 by and between the Company and Lloyd A. Rowland

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.