Form 10-K
period 2014-12-31
Xencor Inc
filed 2015-02-20
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001‑36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20‑1622502 (I.R.S. Employer Identification No.)
111 West Lemon Avenue, Monrovia, CA (Address of Principal Executive Offices)	91016 (Zip Code)

(626) 305‑5900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was $151,512,499

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 6, 2015 was 31,472,763.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

Xencor, Inc.

FORM 10‑K

For the Fiscal Year Ended December 31, 2014

The Xencor logo is a trademark of Xencor, Inc. All other product and company names are trademarks of their respective companies.

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K or this Annual Report, may contain “forward‑looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward‑looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward‑looking statements. Our actual results could differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;
•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to obtain funding for our operations;
•	our plans to research, develop and commercialize our future product candidates;
•	our strategic alliance partners’ election to pursue development and commercialization;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our future product candidates;
•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our future product candidates;
•	the rate and degree of market acceptance of our future product candidates;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third‑party suppliers and manufacturers;
•	the success of competing therapies that are or become available;
•	the loss of key scientific or management personnel;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our use of the proceeds from our recently completed initial public offering and private placement; and
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Given these uncertainties, you should not place undue reliance on these forward‑looking statements. These forward‑looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10‑K and, except as required by law, we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report on Form 10‑K. We qualify all of our forward‑looking statements by these cautionary statements.

Item 1.  Business.

Our Business

We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life‑ threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains. We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half‑ life or stabilizing novel antibody structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb‑engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing multiple revenue streams that require no further resources from Xencor. There are currently eight antibody product candidates in clinical trials that have been engineered with XmAb technology, including six candidates being advanced by licensees and development partners.

Our internally‑generated pipeline includes the following three lead XmAb‑ engineered antibodies that are currently in development:

•

XmAb5871, our most recently advanced wholly-owned program recently completed a Phase 1b/2a clinical trial in rheumatoid arthritis (RA) and we are planning to initiate an open-label pilot clinical trial in IgG4-related disease (IgG4-RD) to assess disease control activity measured by the IgG4-RD Responder Index (Carruthers, et al., 2012, Int J Rheum) in 2015. XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. In January 2015, we announced that in the Phase 2a part of the trial 15 XmAb5871-ttreated patients and eight placebo-treated patients were evaluable for RA disease activity at the protocol specified disease activity assessment time point of two weeks following the sixth biweekly infusion. 33% of patients (5 of 15) that received all six biweekly doses of XmAb5871 achieved DAS28-CRP remission or low disease activity compared to zero patients that were treated with the placebo achieving DAS28-CRP remission or low disease activity. Three ACR70 responses (20%) and six ACR50 responses (40%) occurred in the XmAb5871 group compared to zero and one (13%) respectively in the placebo group.  ACR70 and ACR50 responses refer, respectively to 70% and 50% reductions in the American College of Rheumatology rheumatoid arthritis symptom scale, a common measure of RA disease activity.  Across the entire Phase 1b/2a clinical trial, biweekly administration of XmAb5871 for 12 weeks was generally well tolerated. The most common XmAb5871 treatment related adverse related events (AEs) observed were predominantly mild to moderate gastrointestinal toxicities (nausea, vomiting, diarrhea) occurring during the first infusion of XmAb5871. These gastrointestinal AEs did not typically recur on subsequent infusions and no infusions were discontinued due to these AEs. Other treatment related AEs experienced in more than two XmAb5871 treated patients were pyrexia (fever) and headache. Treatment related serious adverse events (SAEs) occurred in two patients that received

XmAb5871: infusion related reaction and venous thrombosis (blood clot). Two patients in the placebo treated group also reported SAEs.

We believe XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent B-cell inhibition without B-cell depletion and will be exploring other indications in 2015. In October 2014, we announced that we sought and regained all rights to XmAb5871from our partner, Amgen Inc. (Amgen), who had an option to acquire an exclusive worldwide license.  In return, we granted Amgen a first right to negotiate a proposed license for XmAb5871 prior to seeking future partners. This right expires upon the earlier of the initiation of Phase 3 clinical testing of XmAb5871, a change of control of Xencor, or October 2019.

•

XmAb7195 is our wholly-owned program being developed for the treatment of severe asthma and allergic diseases. It uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. Its three specific mechanisms of action give it potential advantages over current therapies: (i) increased IgE binding, (ii) inhibition of IgE production and (iii) rapid clearance of IgE from circulation. In 2014 we filed an IND for XmAb7195 for allergic asthma with the FDA and in May initiated a Phase 1a single ascending dose clinical trial in healthy volunteers and in allergen-sensitive subjects with high IgE levels. In January 2015, we reported that interim data from the trial  show rapid reduction of circulating free IgE levels to below the limit of detection at the end of the XmAb7195 infusion in 90% of XmAb7195 treated subjects that had detectable free IgE pre-dose, including those at the lowest dose evaluated of 0.3 mg/kg. Total IgE levels were also reduced in a parallel fashion. Two subjects with high pre-dose IgE levels (above 400 IU/mL) were treated with XmAb7195, one each at 0.75 mg/kg and 3.0 mg/kg doses, and both had reduction of free IgE levels to below the limit of detection lasting for at least one week.    A dose limiting toxicity of transient, asymptomatic thrombocytopenia (low blood platelet count) was observed at the 3.0 mg/kg dose. The decrease in platelet count was transient with a minimum by 24 hours post-dose, recovery starting by 48 hours post-dose and near full platelet count recovery by study Day 8 in all cases, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE.  No evidence of thrombocytopenia has been observed in any of the clinical trials of XmAb5871, an anti-CD19 antibody with the identical XmAb Immune Inhibitor Fc domain as that of XmAb7195. Moderate urticaria (hives) was reported in a total of seven XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms. Otherwise, there were no other adverse events that occurred in more than two XmAb7195 treated subjects. There were no serious adverse events reported and no subject discontinued Part 1 of trial early.

•

XmAb5574/MOR208 is being developed by our partner MorphoSys AG (MorphoSys) for the treatment of blood‑ based cancers and uses our XmAb Cytotoxic Fc Domain. In a Phase 1 clinical trial of XmAb5574/MOR208 completed by Xencor in patients with high-risk, heavily-pretreated chronic lymphocytic leukemia (CLL), in which the antibody showed encouraging signs of preliminary anti-tumor activity and an acceptable safety profile and was well tolerated. The trial protocol was amended to include a period of extended dosing for a total of eight patients at the 12 mg/kg dose to study the effect of longer duration of exposure on safety and response rate. Overall response rate by IWCLL 2008 criteria was 29.6% (eight partial responses in 27 evaluable patients). Using NCI-WG CLL 1996, response criteria resulted in a response rate of 66.7% (18 partial responses).  At the highest dose studied, 12 mg/kg, 12 of 16 patients (75%) had a partial response by NCI-WG CLL 1996 and six patients (37.5%) had a partial response using additional CT criteria (IWCLL 2008).  Median progression free survival for all patients was 199 days and for the extended treatment arm (at 12 mg/kg) was 420 days.  Blood disease cleared in most patients, with median reduction in absolute lymphocyte count from baseline of 90.8%.

XmAb5574/MOR208 was generally well tolerated with no maximum-tolerated dose identified. Clinically-significant, treatment-related adverse events (AEs) classified as Grade 3 or higher occurred in 5 out of twenty-seven patients. The most frequent treatment-related AEs were infusion-related reactions, which were reported for 66.7% of patients, all of which were grade 1 or 2, and no reactions were seen following the first infusion. Treatment-related AEs each reported for 18.5% of patients were ALT increased, AST increased, neutropenia and thrombocytopenia; all other treatment-related AEs were reported for ≤ 15% of patients.  These events resolved, generally without requiring treatment, and did not lead to discontinuation.

MorphoSys is currently conducting two Phase 2 clinical trials of MOR208 in patients with B-cell acute lymphoblastic leukemia (B-ALL) and non-Hodgkin lymphomas (NHL).

In 2014 our development efforts for XmAb bispecific antibodies expanded.   Bispecific antibodies are designed with two different variable domains to elicit biological effects that require simultaneous binding to two targets.  Previously, industry efforts at bispecific antibody design have generally been frustrated by poor molecular stability, difficulties in production and short in vivo half-life.   Xencor’s XmAb® bispecific Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.   In November 2014, we announced preclinical data from three programs using our XmAb bispecific Fc technology showing that bispecific antibodies targeting CD123, CD20 and CD38 antigens each activated T-cells to rapidly kill target cells from a single dose IV bolus in cynomolgus monkeys and demonstrated prolonged half-life of approximately one week in mice. We also announced that we had selected our lead anti-CD123xCD3 bispecific antibody, XmAb14045, for IND-enabling studies and cGMP process development and manufacturing.

In addition, we have licensed our XmAb technology to pharmaceutical and biotechnology companies for use in a limited number of their programs. These licensees include Boehringer Ingelheim International GmBH (Boehringer Ingelheim), CSL Limited (CSL), Janssen R&D, LLC (Janssen), Merck, Sharp and Dohme, a subsidiary of Merck & Co., Inc. (Merck), Alexion Pharmaceuticals, Inc. (Alexion), and collectively these licensees have five Phase 1 clinical development-stage programs and two pre-clinical development-stage programs.   In December 2014, we announced a discovery-collaboration with Novo Nordisk A/S (Novo Nordisk) to jointly discover novel biologic drug candidates for an undisclosed target by combining multiple Xencor XmAb technologies, including our bispecific and immune inhibitor technologies.

A summary of all our licensed programs is shown below:

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 trials (two candidates)
Janssen	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
CSL	2009	Cytotoxic	Oncology	Yes	Yes	Phase 1
Morphosys	2010	Cytotoxic	Oncology	Yes	Yes	Phase 2
CSL	2013	Xtend	Hematological diseases	Yes	Yes	Preclinical
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 1
Novo Nordisk	2014	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

"

Advance the clinical development of our lead Immune Inhibitor Fc Domain product candidates.   We are developing XmAb5871for the treatment of autoimmune diseases, including IgG4-related disease, and are developing XmAb7195 for the treatment of asthma and allergic diseases.

"

Build a large and diversified portfolio of product candidates.   We aim to create new XmAb-engineered antibody product candidates that exploit the novel properties of our XmAb technology platform for preclinical and clinical development by us.

"

Continue to monetize and expand the use of our XmAb technology platform.   We are seeking additional licensing and partnering opportunities, similar to our collaborations with MorphoSys and Novo Nordisk with other leading pharmaceutical and biotechnology companies.

"

Broaden the functionality of our XmAb technology platform.   We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platform. Our bispecific technology, which uses our heterodimeric Fc domain enabling molecules with dual target binding, is an example of the expanding functionality of our XmAb technology platform.

"

Continue to expand our patent portfolio protecting our XmAb technology platform.   We seek to expand and protect our development programs and product candidates by filing and prosecuting patents in the United States and other countries.

Our Business

Antibodies as Therapeutic Agents

Antibodies are Y-shaped proteins that are produced by B cells and used by the immune system to target and neutralize foreign objects known as antigens. These objects may include tumor cells, bacteria and viruses. Antibodies are composed of two structurally independent parts, the variable domain (the Fv domain) and the constant domain (the Fc domain and the CH1 domain). The Fv domain is responsible for targeting a specific antibody to a specific antigen and is different for every type of antibody. The Fc domain interacts with various receptors on immune cells and other cells and, rather than binding antibodies to target antigens, it endows antibodies with properties beyond simple binding, such as immune response regulation and cytotoxicity. Importantly, Fc domains are the same and interchangeable from antibody to antibody.

Most antibody research to date has been based on the ability to discover and improve antigen-selective antibody Fv domains. Many pharmaceutical and biotechnology companies have efforts to discover, develop and commercialize antibody drugs using such Fv-based tools. A number of successful products have resulted from these efforts and the global market for antibody therapeutics was estimated to be approximately $45 billion in 2011, of which the U.S. market was estimated to be $20 billion.

Intense competition drives companies to develop differentiated antibody drugs, often because of the common pursuit of the same antigen Fv targets across the industry. Industry efforts have focused on engineering Fv domains since the mid-1980s to enhance performance. More recently, many efforts at differentiation have attempted to improve upon antibody performance by drastically changing the antibody structure or substituting new molecules altogether, for example, new antibody-like scaffolds, bi-specific antibodies and antibody-drug conjugates. A challenge to these efforts has been making these new drug molecules replicate the beneficial features of natural antibodies, including ease of production, safety, efficacy and simplicity. These efforts, however, have largely ignored the Fc domain.

In contrast, in the last decade Xencor has focused on Fc engineering. Fc engineering involves additional complexities, particularly consideration of simultaneous interactions with multiple Fc receptors and immune cell types and requires significant expertise in structural biology and immunology. We developed the XmAb technology to create significantly enhanced antibody performance while preserving over 99.5% of the natural antibody structure because we believe that maintaining native antibody structure could retain these beneficial features in our highly differentiated antibody candidates.

Our XmAb Technology Platform

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

We have identified a set of Fc domains, each of which is engineered to have a specific function based on its Fc receptor binding profile, including:

•	Immune Inhibitor Fc Domain—selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb
•	Cytotoxic Fc Domain—increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells
•	Xtend Fc Domain—extended antibody half‑life, targeting the receptor FcRn on endothelial cells
•	Bispecific Domain – heterodimeric Fc domains enabling molecules with dual target binding

In addition, we have engineered XmAb Fc domains with other properties, including rapid antigen clearance, antibody stability and multiple‑antigen specificity (heterodimer). Each XmAb Fc domain consists of a naturally occurring Fc domain with a small number of amino acid changes, usually two that we found to be critical for modulating interactions with the desired Fc receptors or manipulating Fc structural organization. With such limited modifications of the natural Fc domain, XmAb‑engineered antibodies are typically over 99.5% identical in structure and sequence to natural antibodies, simplifying product development yet enhancing function. In contrast to other engineering approaches for next-generation antibodies, we believe this conservative design allows our engineered antibodies to retain the beneficial stability, pharmacokinetics, and ease of discovery of natural antibodies, as well as to allow well-validated methods for antibody manufacturing. We believe we can thereby avoid the problems many new antibody platforms have had in production and drug stability.

XmAb Immune Inhibitor Fc Domain technology

FcγRIIb is an inhibitory receptor that is expressed on B cells and other cells. FcγRIIb, when engaged by Fc domains, signals inside the cell to block immune response activation pathways, for example the B‑cell receptor pathway that activates in response to antigen recognition and ultimately results in the production of antibodies to antigen. We have focused on this role as an important negative feedback regulator of the B‑cell response, where its biology is well‑validated. Its expression and signaling characteristics have made it a difficult target for monoclonal antibodies, as targeting it by itself does not trigger its inhibitory properties. FcγRIIb must be associated with other specific partner proteins on the cell surface to activate its inhibitory properties. We have circumvented this problem by discovering variants of the Fc domain with enhanced binding to FcγRIIb and designed the Fv domain to target a B‑cell protein. This coupling of the two target proteins, in some cases, will trigger the inhibitory properties of FcγRIIb.

We have discovered a series of FcγRIIb immune inhibitor Fc variants with increased binding affinity to FcγRIIb of up to 400‑fold. The high affinity variant has two amino acid substitutions in the Fc domain and has been applied to create our first immune inhibitor product development candidate XmAb5871. This antibody, described in greater detail below, targets CD19 on B cells through its variable domain and recruits FcγRIIb to induce its inhibitory properties. We have demonstrated in several preclinical studies that XmAb5871 inhibits B‑cell responses to a variety of stimuli. We have also applied this high affinity Immune Inhibitor Fc Domain to our anti‑IgE antibody XmAb7195, which as a result inhibits activation of only IgE‑positive B cells and hence prevents production of IgE, a key mediator of allergic response. Also, we have discovered an exciting new mechanism of action mediated by the XmAb Immune Inhibitor Fc Domains. High FcγRIIb binding causes very rapid clearance from the circulation of the complexes formed between XmAb7195 and IgE, a property that we believe is unique among IgE inhibitor antibodies. This provides another mechanism to lower the amount of circulating IgE.

The rapid clearance mechanism of Immune Inhibitor Fc Domains offers a highly differentiating function for antibodies targeting soluble antigens, such as IgE, and opens opportunities for the technology beyond B‑cell modulation. For example, we are generating discovery candidates using XmAb Immune Inhibitor Fc Domains to clear pathologic targets from circulation.

XmAb Cytotoxic Fc Domain technology

Our XmAb Cytotoxic Fc Domain technology consists of a series of variant Fc domains that improve binding to the activating Fcγ receptors. This binding improvement drives increased antibody‑dependent cell cytotoxicity (ADCC), a primary mechanism of antibody cytotoxicity. The lead Fc variant used in nearly all of our Cytotoxic Fc Domain antibody candidates is an Fc domain with two amino acid substitutions that increase affinity for FcγRIIIa, the activating receptor expressed on natural killer (NK) cells, by approximately 40‑fold. NK cells are cytotoxic lymphocytes of the innate immune system and play a major role in elimination of tumor cells and virally infected cells. Our XmAb Cytotoxic Fc Domain also increases affinity for FcγRIIa by approximately five‑fold, with potential for recruitment of other important effector cells such as macrophages, which play a role in both innate and adaptive immunity by engulfing and digesting foreign material. FcγRIIIa is considered an important mediator of the antitumor efficacy of antibodies such as Genentech’s Herceptin (trastuzumab) and BiogenIdec/Genentech’s Rituxan (rituximab).

Numerous publications have demonstrated the importance of Fcγ receptors for anti‑tumor efficacy in mouse models and also in clinical studies of Rituxan and Herceptin. We have applied our Cytotoxic Fc Domain to a large number of validated (e.g. Rituxan, Herceptin, Bristol‑Myers Squibb and Eli Lilly and Company’s Erbitux (cetuximab)) and unvalidated antibodies, and in all cases we have seen a marked increase of ADCC measured in vitro. We have established that the Cytotoxic Fc Domain technology increases the anti‑tumor efficacy of antibodies in a number of mouse models. In primate studies, we have shown that our anti‑CD19 antibody XmAb5574/MOR208, which incorporates our XmAb Cytotoxic Fc Domain, depletes monkey B cells whereas a similar anti‑CD19 antibody with an unmodified Fc domain did not successfully kill B cells.

In Phase 1 clinical studies, antibodies incorporating our XmAb Cytotoxic Fc Domain, for example XmAb2513 targeting CD30 in Hodgkin’s lymphoma, have shown tumor reduction response rates comparable or superior to response rates in published reports of non‑Fc engineered antibodies against the same target cells. Several partners and licensees are using our Cytotoxic Fc Domain in their oncology antibodies, including four programs currently in clinical trials.

XmAb Xtend Fc Domain technology

Our XmAb Xtend Fc Domain technology consists of Fc domains designed to increase binding affinity to the receptor FcRn. FcRn is present inside lysosomes in endothelial cells lining the blood vessels and functions to rescue antibodies from the degradation that makes most proteins short‑lived in circulation. As a result of interactions with FcRn, all antibodies have half‑lives ranging from a few days to a few weeks, allowing less frequent dosing for antibody drugs than most other biologics. We have engineered a series of Fc variants that increase binding of the Fc domain to FcRn to enhance FcRn‑mediated rescue and thereby increase circulating half‑life. Our lead XmAb Xtend Fc Domain has two amino acid substitutions and has shown up to three‑fold increases of in vivo half‑life for a number of different antibodies in monkey models.

We believe extension of half‑life can be exploited to improve therapeutic antibody performance in several ways:

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

We have licensed XmAb Xtend Fc Domain technology to several biopharmaceutical companies who are using XmAb Xtend Fc Domains to both improve existing antibody drugs and to create new drugs with long half‑lives. In the third quarter of 2014, our partner Alexion initiated a Phase 1 clinical trial with an undisclosed molecule to be used against an undisclosed target. It is the first human clinical trial with a molecule incorporating our XmAb Xtend Domain technology.

XmAb Bispecific Domain technology

Bispecific antibodies are designed with two different variable domains to elicit biological effects that require simultaneous binding to two targets.  Previously, industry efforts at bispecific antibody design have generally been frustrated by poor molecular stability, difficulties in production and short in vivo half-life.   Xencor’s XmAb® bispecific Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.

We have created Fc variants that form heterodimeric Fc domains that enable the creation of bispecific antibodies that have different Fv domains on each side of the Fc domain in order to bind to a different antigen with each of their Fv domains. For example, we can readily create bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies. We have generated a number of bispecific antibody discovery programs using our XmAb heterodimer Fc domains and have demonstrated that several bispecific antibodies built on these Fc domains are highly active in primate models.

In November 2014, we announced preclinical data from three programs using our XmAb bispecific Fc technology showing that bispecific antibodies targeting CD123, CD20 and CD38 antigens each activated T-cells to rapidly kill target cells from a single dose IV bolus in cynomolgus monkeys and demonstrated prolonged half-life of approximately one week in mice.  Our initial bispecific programs are tumor-targeted antibodies that contain both a tumor antigen binding domain (CD123, CD20, or CD38) and a cytotoxic T-cell binding domain (CD3).

We also announced in November 2014 that we had selected our lead anti-CD123xCD3 bispecific antibody, XmAb14045, for IND-enabling studies and cGMP process development and manufacturing.  We plan to initiate clinical trials in acute myeloid leukemia with XmAb14045 in 2016. Additional development candidates against additional tumor targets are in discovery.

Additional XmAb Fc domains

We continue to design Fc domain variants and have identified improved functions in addition to those described above. Our goal is to remain at the forefront of antibody engineering by using our expertise in Fc domain engineering to create new functions for use in antibody therapeutics. We have Fc variants that improve complement‑dependent cytotoxicity. Other Fc variants have been engineered to eliminate binding to all Fcγ receptors, thereby creating Fc domains that have no cytotoxic effector function at all. Such domains have important use in therapeutics where no effector function is desired.

Antibody Fv domain engineering capabilities

We have developed tools to engineer humanized and fully human, high‑affinity antibody Fv domains. Usually starting from a mouse antibody Fv domain, we analyze its amino acid sequence computationally to find the best matches with human antibody sequences, which we then substitute into the murine Fv domain to create antibodies with very high human sequence content. Our approach preserves the structural integrity of the antibody and maintains binding to antigen. We also perform antigen affinity enhancement by computationally filtering sequence changes and generating small, focused libraries of Fv variants that we screen for tighter binding. All of our internally discovered candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208, were generated using these tools.

XmAb5871, a B‑cell Inhibitor for the Treatment of Autoimmune Diseases

Overview of XmAb5871

XmAb5871 is a monoclonal antibody for the treatment of autoimmune diseases that uses our XmAb Immune Inhibitor Fc domain to target FcγRIIb, an inhibitory receptor expressed on B cells and other immune cells, and through its Fv domain targets CD19, which is expressed on all B cells. By simultaneously targeting the B‑cell proteins, CD19 and FcγRIIb, XmAb5871 has an ability to engage the natural inhibitory pathway provided by FcγRIIb, preventing further activation of B cells by autoantigens and potentially also suppressing the ability of B cells to further provoke downstream autoimmune responses from T cells. CD19 and FcγRIIb are expressed broadly throughout B‑cell development, so we expect that XmAb5871 will confer broad suppression of B‑cell activation and downstream events such as antibody production. We have demonstrated that XmAb5871 inhibits B‑cell function in multiple animal models and in initial human clinical trials without destroying these important immune cells, in contrast to other B‑cell targeting therapies, such as Rituxan, that attack and destroy B cells. We believe the combination of potent inhibition without B‑cell depletion, which can lead to opportunistic infections, has the potential to address a key unmet need in autoimmune therapies. The coupling between CD19 and FcγRIIb, mediated by XmAb5871, promotes a strong negative signal in the B cell, preventing its activation and potentially blocking disease pathology in a variety of autoimmune and inflammatory conditions by broadly blocking all B‑cell populations. XmAb5871 is the first potential therapy that we are aware of that targets FcγRIIb inhibition.

Therapeutic Inhibition by XmAb5871 Mimics Natural Pathways. (A) B‑cell responses against antigen lead to antibody secretion, resulting in immunity and in some cases autoimmunity. (B) Excess antibodies produced in the B‑cell response can engage both the antigen and the inhibitory receptor FcγRIIb on the B‑cell surface, acting to control the immune response. (C) XmAb5871 mimics the natural feedback inhibition by targeting CD19, rather than the antigen, on the B‑cell surface and recruiting FcγRIIb to inhibit activation of the targeted B cell.

In December 2010, we entered into a collaboration and option agreement with Amgen for XmAb5871. During the option period, which was to expire upon completion of a data review period following our planned Phase 2b proof‑of‑concept (POC) clinical trial, we led research, development and manufacturing activities for XmAb5871 with collaborative input and development support from Amgen. Under the agreement, Amgen paid us an upfront payment and early development milestones and was obligated to pay additional milestones, both before and after payment of an option exercise fee, and royalties on sales following an exercise of the option by Amgen. In 2014 we approached Amgen to request an end to the collaboration to allow us to pursue a different clinical and commercial path from the original agreement.  Amgen agreed and in October 2014 we announced that we had regained all rights to XmAb5871, subject to granting Amgen a right of first negotiation. The new agreement requires Xencor to first discuss with Amgen any proposed license prior to seeking other partners.  This right expires upon the earlier of the initiation of Phase 3 clinical testing of XmAb5871, a change of control of Xencor, or October 2019.  At that time we announced that we were not continuing development in RA and were planning clinical development in multiple autoimmune diseases where B-cell inhibition shows promise, including IgG4-RD.

Clinical Development Summary

The initial clinical trial application for XmAb5871 was approved by the United Kingdom Medicines and Healthcare Products regulatory agency in September 2011. To date, all clinical development for XmAb5871 has been conducted in western and central Europe.  In December 2012, we completed a Phase 1a randomized, blinded, placebo-controlled, single ascending dose clinical trial to investigate the safety, tolerability and pharmacokinetics of XmAb5871 in healthy male adult volunteers.  The primary objectives of this clinical trial were (1) to determine the safety and tolerability profile of single-dose intravenous administration of XmAb5871 and (2) to characterize the single-dose pharmacokinetics and immunogenicity of XmAb5871. We also included several biomarkers to evaluate the ability of XmAb5871 to suppress B-cell responses in treated subjects and we observed promising immunosuppressive activity against these biomarkers, including a tetanus antigen challenge, stimulated CD86 expression and B-cell count. XmAb5871 was well tolerated at all doses investigated. No subjects experienced a serious adverse event or a dose-limiting toxicity. The most frequently reported treatment related adverse events (AEs) were gastrointestinal AEs (including nausea, vomiting, abdominal pain, abdominal/epigastric discomfort and diarrhea) in 39% of subjects. All but one were of mild to moderate severity, with one subject experiencing severe nausea. All 48 subjects completed the clinical trial protocol. XmAb5871’s  half-life averaged 3.63 ± 1.24 days. Anti-drug antibodies (ADA) were detected in samples from 44% of the subjects. One subject with a positive ADA appeared to have an accelerated decline in XmAb5871 concentration. Other than this one subject there was no distinct evidence of ADA-mediated clearance of XmAb5871 in any other ADA positive subject.  XmAb5871 was demonstrated to have promising immunosuppressive activity based on several biomarkers observed during the trial.

In January 2013, we initiated a Phase 1b/2a clinical trial in patients with active RA. This Phase 1b/2a clinical trial was a multi-center, randomized, placebo-controlled, double-blinded, multiple ascending dose study of the safety, tolerability, pharmacokinetics and pharmacodynamics of XmAb5871 in RA patients with active disease on stable non-biologic DMARD therapy. The primary objective of this clinical trial was to determine the safety and tolerability profile of biweekly, multiple-dose, intravenous administration of XmAb5871 in patients with RA. Secondary objectives were (1) to characterize the pharmacokinetics and immunogenicity of intravenously administered XmAb5871 in patients with RA and (2) to evaluate the effect of XmAb5871 on RA disease response as measured by changes in Disease Activity Score 28 using C-reactive protein (DAS28-CRP) at Week 13 for the Phase 2a part of this clinical trial. The clinical trial was conducted in two parts. In the Phase 1b part of this clinical trial, 29 RA patients with active disease on stable non-biologic DMARD therapy were enrolled into four consecutive dose cohorts (0.3 to 10.0 mg/kg) randomized approximately 6:2 (six XmAb5871 patients to two placebo patients), other than for the lowest dose, where it was 3:1. Each patient was administered XmAb5871 or placebo every 14 days for a total of six doses. In the Phase 2a part of this clinical trial, 27 patients were randomized 2:1 (two XmAb5871 patients to one placebo patient).  The dose for this part of the trial was 10.0 mg/kg or placebo and patients were administered XmAb5871 or placebo every 14 days for a total of six doses.

Data from the Phase 2a part of the trial show promising activity in patients with RA, including multiple DAS28-CRP remissions and ACR50 and ACR70 responses. In the Phase 2a cohort of the trial 15 XmAb5871 treated patients and eight placebo treated patients were evaluable for RA disease activity at the protocol specified disease activity assessment time point of two weeks following the sixth biweekly infusion. 33% of patients (5 of 15) that received all six biweekly doses of XmAb5871 achieved DAS28-CRP remission or low disease activity versus zero on placebo. Three ACR70 responses (20%) and six ACR50 responses (40%) occurred in the XmAb5871 group compared to zero and one (13%) respectively in the placebo group.  Across the entire Phase 1b/2a clinical trial, biweekly administration of XmAb5871 for 12 weeks was generally well tolerated. The most common XmAb5871 treatment related adverse events (AEs) observed were predominantly mild to moderate gastrointestinal toxicities (nausea, vomiting, diarrhea) occurring during the first infusion of XmAb5871. These gastrointestinal AEs did not typically recur on subsequent infusions and no infusions were discontinued due to these AEs. Other treatment related AEs experienced in more than two XmAb5871 treated patients were pyrexia (fever) and headache. Treatment related serious adverse events (SAEs) occurred in two patients that received XmAb5871:  infusion related reaction and venous thrombosis. Two patients in the placebo treated group also reported SAEs.

We have begun translational and mechanistic studies of XmAb5871 in the rare autoimmune disorder, immunoglobin G4-related disease, or IgG4-RD.  In 2015 we plan to file an investigational new drug application (IND) with the FDA and to initiate an open-label pilot clinical trial in patients with IgG4-RD to assess disease control activity as measured by the IgG4-RD Responder Index (Carruthers, et al., 2012, Int J Rheum).

IgG4-RD is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-20,000 patients in the United States, based on the incidence rate reported in Japan.  IgG4-RD affects multiple organ systems and we believe is characterized by the presence of IgG4-positive plasmablast cells and the distinct histopathological appearance of diseased organs that is required for diagnosis.  This objective histopathological diagnostic criterion is atypical for most autoimmune diseases and offers advantages for accurately identifying patients.

Preclinical Development

We have examined the ability of XmAb5871 to inhibit B cells in preclinical studies, including in vitro and in vivo studies. The observations in our preclinical studies include:

"	No depletion of human B cells in culture;
"	Inhibition of human B cells, including B cells donated by lupus and arthritis patients, stimulated by a variety of agents;
"	Suppression of antibody responses in humanized mouse models;
"	Suppression of disease in mouse models of arthritis and multiple sclerosis without B-cell depletion; and
"	Well tolerated at high doses in monkeys.

The lack of B-cell depletion is an important property of XmAb5871, giving it a potential safety advantage relative to B-cell depleting therapies like Rituxan. We have shown that XmAb5871 did not kill B cells in a culture of human blood cells over a wide concentration range. In contrast, Rituxan and XmAb5574, depleting antibodies for treating B-cell cancers, both significantly depleted B cells.

The hallmark of B-cell activation is intracellular calcium mobilization. B cells taken from human donors can be stimulated in vitro resulting in a readily observable mobilization of calcium. In contrast, in the presence of XmAb5871, stimulation of the B cells leads to very slight calcium mobilization, barely detectable with our assays (figure below).

XmAb5871 suppresses calcium mobilization, a hallmark of B-cell activation. Upon stimulation, B cells treated with placebo showed an increase in calcium flux. In contrast, B cells treated with XmAb5871 showed a low calcium signal.

A second common measure of B-cell activation is their proliferation in response to various stimuli. In preclinical studies, we demonstrated XmAb5871 inhibits B-cell proliferation stimulated by anti-CD79b, IL-4, BLyS or lipopolysaccharide (LPS), a range of stimulants that signal through different pathways. The inhibition of the BLyS-mediated propagation is particularly notable given the recent approval of the anti-BLyS antibody Benlysta for treatment of lupus, suggesting that XmAb5871 inhibition includes the pathways blocked by Benlysta.

Because most autoimmune diseases involve contributions from T cells in addition to B cells, we examined the ability of XmAb5871 to reduce the propensity of the B cell to activate T cells. CD86 is the ligand for CD28 on T cells and their interaction is a major stimulant of T cells. For example, the blockade of CD86 by Bristol-Myers Squibb's Orencia (abatacept) is used as a treatment for rheumatoid arthritis and is also being investigated for the treatment of lupus. Upon B-cell stimulation, CD86 is increased on the B-cell surface, promoting the ability of the B cell to engage and activate the T-cell response. In the presence of XmAb5871, however, we observed that CD86 was significantly diminished. This observation led subsequently to the use of a similar assay as an activity biomarker for our Phase 1a clinical trial.

XmAb5871 was consistently immunosuppressive in mouse models of the human B-cell response. Because the antibody does not recognize mouse CD19 or mouse Fc RIIb, we used humanized mouse models (huSCID), in which human peripheral-blood cells, including B cells and T cells, are engrafted into an immune compromised mouse. These are well-established models and the human immune cells will normally react to immunization with antigen. Assuming that most of our human donors would have been vaccinated with tetanus toxoid, we set up humanized mouse models with a tetanus booster vaccination to see if XmAb5871 could suppress the anti-tetanus response (figure below). We ran the model numerous times and observed a robust anti-tetanus antibody response in untreated mice (the placebo control group), which we did not observe in mice treated with XmAb5871, indicating effective B-cell inhibition. Rituximab was included as a control, showing only intermediate suppression of the anti-tetanus antibody response. XmAb5871's ability to prevent antibody responses in these humanized mouse models suggests it might be capable of inhibiting antibody responses in general and thus autoantibody responses in humans with autoimmune diseases.

XmAb5871 inhibited anti-tetanus antibody responses in mice engrafted with human B cells and immunized with tetanus.

We could not test XmAb5871 for activity in mouse disease models because of the lack of reactivity with the mouse CD19 and Fc RIIb. Accordingly, we created an XmAb5871 surrogate antibody called XENP8206, which has an Fv domain that recognizes mouse CD19 and an Fc domain identical to XmAb5871. We then used mice transgenic for human Fc RIIb as a background system for disease models. In these mice, the mouse Fc RIIb gene has been replaced with the human Fc RIIb gene so their Fc RIIb receptor can be recognized by the XENP8206 Immune Inhibitor Fc Domain. In vitro experiments with B cells taken from the transgenic mice showed us that XENP8206 was capable of mimicking XmAb5871's B-cell inhibition activity, and that the activity was dependent on engagement of human Fc RIIb. In a collagen-induced arthritis model, XENP8206-treated mice had little to no evidence of inflammation, whereas untreated mice had a 40% incidence of disease. XENP8206's ability to decrease symptoms in a mouse model of multiple sclerosis was at least as good as a Rituxan surrogate antibody, which caused complete depletion of the mouse B cells. XmAb5871's surrogate antibody XENP8206 did not cause significant B-cell depletion in our mouse studies.

We completed both 12-week and 24-week, multiple- dose, preclinical monkey toxicology studies of XmAb5871 and found no adverse events in doses up to 200 mg/kg. Additional preclinical work has also shown that XmAb5871 is capable of suppressing B cells donated by lupus and rheumatoid arthritis patients in both in vitro and in vivo models.

Market Opportunity

The indication for which we are currently pursuing XmAb5871development is IgG4-RD, a newly designated disorder.  IgG4-RD is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-20,000 patients in the United States, based on the incidence rate reported in Japan.  IgG4-RD affects multiple organ systems and we believe is characterized by the distinct microscopic appearance of diseased organs, including the presence of IgG4-positive plasmablast cells that is required for diagnosis.  There are currently no approved therapies for IgG4-RD and glucocorticoids (hormone steroids) are the current standard of care treatment.

The autoimmune disease therapeutic market generally presents an opportunity in various small and large market indications, some of which may be appropriate for XmAb14045. Currently marketed antibody-based products, include Rituxan (marketed under the trade name MabThera outside the United States), with 2012 worldwide sales for the treatment of several autoimmune indications of approximately $1.1 billion, and GlaxoSmithKline's Benlysta (belimumab), with 2012 worldwide sales of over $200.0 million for the treatment of lupus. We will continue to consider additional autoimmune diseases to determine whether XmAb5871 has potential as a treatment.

XmAb7195, an IgE Inhibitor for the Treatment of Asthma and Allergic Diseases

Overview

XmAb7195 is an anti‑IgE antibody engineered to reduce IgE levels for the treatment of asthma and other atopic diseases. Its three specific mechanisms of action give it potential advantages over current therapies: increased IgE affinity, inhibition of the transition of B cells to IgE‑secreting cells and rapid clearance of IgE from circulation.

•

XmAb7195 is a humanized anti‑IgE antibody with an Fv domain that targets the same IgE epitope as Genentech and Novartis AG’s Xolair (omalizumab), which is validated to block IgE. XmAb7195’s affinity for IgE is approximately three times higher than that of Xolair. We believe that this contributes to the increased suppression of IgE observed in our preclinical studies.

•

XmAb7195, in contrast to Xolair, has our XmAb Immune Inhibitor Fc Domain that has a 400‑fold higher affinity than natural antibodies for FcγRIIb. XmAb7195 and XmAb5871 have the same Fc domain, but XmAb7195, unlike XmAb5871, inhibits only IgE‑positive B cells. By binding to FcγRIIb on IgE‑positive B cells, XmAb7195 suppresses their activation and differentiation into IgE‑secreting plasma cells. This binding reduces IgE production, a mechanism not seen with Xolair, and ultimately lowers IgE levels in the blood.

•

XmAb7195 targets FcγRIIb, which results in rapid clearance of free and total IgE and inhibition of the function of IgE expressing B cells.  Total IgE reduction differentiates XmAb7195 from other anti-IgE therapeutic antibodies, which actually increase total IgE levels.  Because total IgE assays, unlike free IgE assays, are readily available to clinicians, the effect of XmAb7195 on total IgE levels could enable for the first time simple monitoring, and potentially adjustment of treatment effect.

•

In our preclinical primate and other animal studies, we observed rapid reductions in IgE levels, even from the highly‑elevated levels found in chimpanzees, and rapid clearance of IgE from circulation. We did not observe any clearance or such magnitude of reduction with Xolair. This suggests a new mechanism of action in which high FcγRIIb binding causes very rapid clearance of the complexes formed between XmAb7195 and IgE in the liver. We believe XmAb7195 binds to FcγRIIb expressed in cells lining the blood vessels in the liver which take up and degrade the XmAb7195 IgE complex.

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

Clinical Development Plans

In 2014 we filed an IND for XmAb7195 for asthma with the FDA and in May 2014 initiated a Phase 1a single ascending dose clinical trial in healthy volunteers and in allergen-sensitive subjects with high IgE levels. This Phase 1a clinical trial is a randomized, double-blind, placebo-controlled, single ascending dose trial being conducted in two parts. In the completed Part 1, healthy subjects were enrolled into five consecutive dose cohorts of eight subjects each, randomized to receive a single intravenous (IV) administration of XmAb7195 or matching placebo 6:2 (six XmAb7195 patients to two placebo patients).  In the ongoing Part 2, otherwise healthy subjects with a history of allergic rhinitis and/or allergic conjunctivitis and/or atopic dermatitis with elevated serum IgE (> 300 IU/mL), will be enrolled into three consecutive dose cohorts of eight subjects each, randomized to a single intravenous (IV) administration of XmAb7195 or matching placebo 6:2 (six XmAb7195 patients to two placebo patients). The primary and secondary objectives of the clinical trial are to determine the safety and tolerability profile of single-dose IV administration of XmAb7195 and to characterize the pharmacokinetics (PK) and immunogenicity of single-dose IV administration of XmAb7195 respectively. Exploratory objectives include the determination of the effect of XmAb7195 on serum free and total IgE and the effect on basophil surface IgE and basophil FcεRI expression levels.

In January 2015, we reported interim data from this Phase 1a clinical trial.  XmAb7195 was administered to 30 subjects in Part 1 of the trial in single doses ranging from 0.3 to 3.0 mg/kg. 29 of 30 (97%) subjects had detectable free IgE levels pre-dose. Of these, 26 subjects (90%) had reduction of free IgE levels to below the detectable limit of the assay (<10 ng/ml) at the end of the XmAb7195 infusion with reduction lasting for at least one week following a single infusion, including those at the lowest dose evaluated of 0.3 mg/kg. Two subjects with high pre-dose IgE levels (above 400 IU/mL) were treated with XmAb7195, one each at 0.75 mg/kg and 3.0 mg/kg doses, and both had reduction of free IgE levels to below the limit of detection lasting for at least one week. Total IgE was reduced to below the limit of detection (<2.0 IU/mL) in 26 of 30 (87%) subjects with detectable total IgE pre-dose. Dosing through the first three cohorts (0.3, 1.0 and 3.0 mg/kg) resulted in observations of two apparent dose-related toxicities: urticaria and thrombocytopenia. There were no other AEs that occurred in more than two XmAb7195 treated subjects. There were no SAEs reported and no subject discontinued the trial early.

Asymptomatic thrombocytopenia occurred in all six subjects receiving XmAb7195 in the 3.0 mg/kg dose cohort and thrombocytopenia was deemed a dose limiting toxicity. The decrease in platelet count was transient with a low point by 24 hours post-dose, recovery starting by 48 hours post-dose and near full platelet count recovery by study Day 8 in all cases, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE. There was no apparent relationship of thrombocytopenia to known polymorphisms of Fcγ receptors IIa or IIb.

Moderate urticaria was reported in a total of seven XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms.

We plan to initiate a Phase 1b multiple ascending dose trial, following successful Phase 1a trial safety assessment, that will include cohorts of mild to moderate allergic patients.

Preclinical Development

We have performed a variety of in vitro and in vivo studies to explore the ability of XmAb7195 to sequester IgE and inhibit its production. These preclinical studies have shown that XmAb7195 inhibits the production of IgE in a variety of settings, with greater and/or prolonged reductions of IgE compared to Xolair. We also have observed evidence of three different mechanisms of action. The observations from our preclinical studies include:

"	Selective inhibition of IgE production in human B-cell assays;
"	Prolonged reduction of free and total IgE in humanized mice compared to Xolair;
"	Greater reduction of free and total IgE in chimpanzees compared to Xolair;
"	Well tolerated at high doses in monkeys; and
"	Well tolerated in chimpanzees.

Important for XmAb7195's mechanisms of action is the binding of circulating IgE and our in vitro and in vivo studies reflect this activity and its three-fold tighter binding to IgE than Xolair. In a preclinical study, we treated B cells to induce their transition into IgE-secreting plasma cells and observed that XmAb7195 reduced the total amount of IgE produced. This is consistent with our prediction that the incorporation of our Immune Inhibitor Fc Domain causes the inhibition of IgE B cells. In this respect, XmAb7195 behaves similarly to XmAb5871, which we have shown to have broad capacity to inhibit the production of all classes of antibodies by B cells. In the case of XmAb7195, however, the B-cell inhibition is restricted to B cells expressing IgE on their surface, and our preclinical studies confirm this selectivity.

As with XmAb5871, XmAb7195's enhanced Fc domain does not bind well to mouse Fc RIIb, so we used models of mice engrafted with human blood cells and examined IgE levels in response to XmAb7195. Compared to Xolair, XmAb7195 prolonged the reduction of free IgE levels, indicating an additional biological effect beyond that of simple IgE binding. Total IgE levels (which are the sum of IgE complexed with anti-IgE antibody plus any free IgE) were significantly reduced in XmAb7195-treated mice, but not reduced in the Xolair-treated mice. We interpret these data as further evidence that XmAb7195, through its Immune Inhibitor Fc Domain, engages Fc RIIb on IgE B cells and prevents their transition into IgE-secreting plasma cells. In further studies in the humanized mice, we compared the activity of XmAb5871 to XmAb7195 and saw that the XmAb7195 suppression was restricted to IgE versus other immunoglobulins such as IgG and IgM.

We have also tested the activity of XmAb7195 in chimpanzees, which we believe is the most predictive animal model of the effects of XmAb7195 in humans. Chimpanzees, including those in our study, normally have very high levels of IgE compared to humans, and humans with these levels would be considered ineligible for Xolair because their IgE levels exceed Xolair's effective range. We treated six chimpanzees, three with XmAb7195 and three with Xolair, and observed that both antibodies caused a reduction in circulating free IgE, as shown in the figures below.

XmAb7195 reduces free IgE levels in chimpanzees to below the limits of quantification of our IgE assay, 0.004 μg/ml. Chimpanzees treated with Xolair had transient impact, briefly reducing free IgE to approximately 0.050 μg/ml. The plots show data from the same study at different time intervals.

Xolair only transiently reduced the free IgE, however, and never achieved the low IgE levels generally believed necessary for efficacy (0.02 μg/ml or lower). Xolair, consistent with human clinical studies, increased total IgE three to five fold. XmAb7195, on the other hand, reduced free IgE levels to below our limit of quantification (0.004 μg/ml), amounting to at least 10-fold lower IgE than with Xolair. XmAb7195-treated chimpanzees had marked and rapid reductions in total IgE as well, once again consistent with the added mechanisms of action contributed by the Immune Inhibitor Fc Domain. We believe that the very rapid reduction in total IgE implicates a third mechanism of action, namely the ability to rapidly clear IgE bound to XmAb7195. A second chimpanzee study confirmed these findings, and additional preclinical studies with surrogate antibodies in Fc RIIb transgenic mice closely resemble our observations in chimpanzees, indicating that the rapid clearance mechanism is a general phenomenon and a potential new application of the Immune Inhibitor Fc Domain platform.

We have performed 12-week, multiple dose toxicology studies in cynomolgus monkeys up to 100 mg/kg and XmAb7195 is well tolerated with no adverse effects observed. Furthermore, although the chimpanzee studies were not designed as toxicology studies, XmAb7195 was well tolerated at the 5 mg/kg dose we tested at both single and multiple doses.

Market Opportunity

According to the CDC, asthma affects approximately one in 12 Americans, more than half of asthma sufferers have at least one attack each year and thousands of people die from asthma attacks each year. Disease severities cover a wide range, and the treatment landscape is multi-tiered for asthma patients. Patients with mild and moderate asthma are generally well controlled with inhaled corticosteroids and long-acting beta agonists. However, a small percentage of the estimated 25 million asthma patients in the United States have severe asthma and are refractory to high-dose combination therapy. This severe population is commonly treated with oral corticosteroids, which are associated with a host of undesirable side effects and are often insufficient to control the disease.

IgE, the target of Xolair, is the direct mediator of allergies and the allergic asthma response. When IgE binds to allergens, it triggers an allergic response, which can ultimately result in the debilitating bronchoconstriction of asthma, and other systemic pathologies such as atopic dermatitis and chronic urticaria, also known as hives. Xolair's efficacy in severe asthma through the suppression of IgE has validated IgE as a therapeutic target.

Xolair has been used to treat the severe asthma population, generating worldwide sales in 2012 of approximately $1.3 billion. While Xolair has demonstrated efficacy in severe asthma, its modest potency has led to two key limitations:

"

Because Xolair's modest potency would require an impractically large dose to control high IgE levels, it is approved for use only in a limited number of asthma patients, leaving approximately 20% of asthma patients that have high body weight and high IgE levels ineligible; and

"	Of those patients treated with Xolair, approximately half do not reach target IgE reductions.

XmAb5574/MOR208, a Cytotoxic B‑cell Depleting Product Candidate for the Treatment of B‑cell Cancers

Overview

XmAb5574/MOR208 is a monoclonal antibody that targets CD19 and incorporates our Cytotoxic Fc Domain technology for killing of malignant B cells. XmAb5574/MOR208 was discovered by us and is now being developed by MorphoSys, pursuant to a collaboration and license agreement that we entered into in June 2010. Under this agreement, we granted MorphoSys an exclusive worldwide license to XmAb5574/MOR208 for all indications. We were responsible for completing a Phase 1 clinical trial of XmAb5574/MOR208 in chronic lymphocytic leukemia (CLL), which was completed in January 2013. MorphoSys is solely responsible, at its own cost, for all other development and commercialization activities. MorphoSys commenced Phase 2 clinical trials in patients with B‑ALL and Non-Hodgkin’s Lymphoma (NHL), in April and May 2013, respectively.

We humanized XmAb5574/MOR208 with our proprietary technology and applied our Cytotoxic Fc Domain to enhance binding to the human Fc receptors FcγRIIIa and FcγRIIa, thereby enhancing recruitment of natural killer (NK) cells and other FcγR‑bearing effector cells. We applied further engineering to the CD19‑binding Fv domain of XmAb5574/MOR208 to enhance its affinity over 10‑fold for human CD19, and also increased its affinity for monkey CD19, enabling monkey toxicology and efficacy studies.

CD19 is an alternative target to CD20 that can be used in salvage regimens for patients failing Rituxan. Further, CD19 is expressed on the B cell surface earlier in development and persists longer through B‑cell maturation. Therefore, XmAb5574/MOR208 may be able to target a broader spectrum of lymphoid malignancies, such as acute lymphocytic lymphoma (ALL) or CLL, where Rituxan’s efficacy may be limited. Finally, we believe that combination therapy of XmAb5574/MOR208 with immunomodulatory agents, such as lenalidomide, and/or new chemotherapy agents, offers the potential for superior efficacy to existing therapies.

XmAb5574 recruits Natural Killer cells to malignant B cells to promote their destruction.

Clinical Development

In January 2013, we completed a Phase 1 clinical trial of XmAb5574/MOR208 in patients with high-risk, heavily-pretreated CLL, in which the antibody showed encouraging signs of preliminary anti-tumor activity and an acceptable safety profile and was well tolerated. The trial protocol was amended to include a period of extended dosing for a total of eight patients at the 12 mg/kg dose to study the effect of longer duration of exposure on safety and response rate. Overall response rate by IWCLL 2008 criteria was 29.6% (eight partial responses in 27 evaluable patients). Using NCI-WG CLL 1996, response criteria resulted in a response rate of 66.7% (18 partial responses).  At the highest dose studied, 12 mg/kg, 12 of 16 patients (75%) had a partial response by NCI-WG CLL 1996 and six patients (37.5%) had a partial response using additional CT criteria (IWCLL 2008).  Median progression free survival for all patients was 199 days and for the extended treatment arm (at 12 mg/kg) was 420 days.  Blood disease cleared in most patients, with median reduction in absolute lymphocyte count from baseline of 90.8%. XmAb5574/MOR208 was generally well tolerated with no maximum-tolerated dose identified. Clinically-significant, treatment-related adverse events (AEs) classified as Grade 3 or higher occurred in 5 out of twenty-seven patients. The most frequent treatment-related AEs were infusion-related reactions, which were reported for 66.7% of patients, all of which were grade 1 or 2, and no reactions were seen following the first infusion. Treatment-related AEs each reported for 18.5% of patients were ALT increased, AST increased, neutropenia and thrombocytopenia; all other treatment-related AEs were reported for ≤ 15% of patients.

Based on the Phase 1 clinical trial results, MorphoSys has continued the development of XmAb5574/MOR208 and has initiated two Phase 2 clinical trials of MOR208 in patients with ALL and NHL, respectively. The Phase 2 clinical trial in ALL began in April 2013 and is an open-label, multicenter, single-arm clinical trial designed to assess efficacy in patients suffering from relapsed or refractory B-ALL. Secondary outcome measures include response duration, safety and pharmacokinetics of XmAb5574/MOR208. In total, 30 patients are planned to be enrolled. The Phase 2 clinical trial in NHL began in May 2013 and is an open-label, multicenter, single-arm clinical trial designed to assess the efficacy of MOR208 in patients with relapsed or refractory NHL. Secondary outcome measures include response duration, safety and pharmacokinetics of MOR208. A total of up to 120 patients are planned to be enrolled in four separate sub-indications: follicular lymphoma (FL), mantle cell lymphoma (MCL), diffuse large B-cell lymphoma (DLCBL), and other forms of indolent NHL (iNHL).  In December 2014, MorphoSys reported interim data from the Phase 2 trial in NHL. Of 89 patients treated with the four different subtypes of relapsed or refractory NHL; four complete responses (two in DLBCL, one in FL, one in iNHL), 14 partial responses (seven in DLBCL, six in FL, one in iNHL).

In addition, an investigator-sponsored Phase 2 clinical trial in CLL as a combination therapy with lenalidomide began in January 2014.   Additional clinical trials in other B-cell malignancies and in combination with chemotherapy are possible and will be conducted at the discretion of and under the control of MorphoSys.

Preclinical Development Summary

Our preclinical observations include:

"	Cytotoxicity against multiple lymphoma cell lines;
"	Cytotoxicity against malignant cells from ALL and MCL patients;
"	Inhibition of tumor growth in mouse xenograft models;
"	Rapid and sustained depletion of peripheral and tissue B cells in monkeys; and
"	Well tolerated at high doses in monkeys.

In preclinical in vitro studies, we tested XmAb5574/MOR208 for ADCC activity against a large number of lymphoma-derived tumor cell lines. In these studies, XmAb5574/MOR208 was shown to mediate strong NK-mediated killing against the CD19-positive tumor cell lines tested. Similar tests were performed with tumor cells taken directly from patients with either ALL or MCL. In these studies, XmAb5574/MOR208 demonstrated substantial ADCC activity against both types of lymphomas. In all contexts examined, the control antibody, which is identical to XmAb5574/MOR208 except its Fc domain is an unmodified Fc domain (anti-CD19 IgG1), showed greatly reduced ADCC, in some cases with no detectable killing of tumor cells. This comparison highlights the impact of our Cytotoxic Fc Domain technology on the ability of anti-CD19 antibodies to recruit NK cells and attack tumor cells. In addition to NK-mediated killing, the presumed dominant mechanism of action, we also observed macrophage-mediated phagocytosis of tumor cells in vitro, and a direct anti-tumor effect (requiring no effector cells such as NK or macrophage) in which the antibody appears to slow the growth of some tumor lines.

We used mouse xenograft models to examine the in vivo activity of XmAb5574/MOR208 against subcutaneously implanted lymphoma cells. The antibody inhibits lymphoma growth in both prophylactic (tumor-prevention) models and established tumor models. Notably, anti-CD19 antibodies with unmodified Fc domains had diminished anti-tumor activity compared to XmAb5574/MOR208.

Although the precursor antibody does not react strongly with monkey CD19 or B cells, our affinity-enhanced Fv domain does react well with monkey B cells, and this enabled further POC and toxicology studies in cynomolgus monkeys. We performed an initial high-dose (10 mg/kg) study in monkeys and observed rapid depletion of peripheral B cells after a single dose of the antibody, ultimately reducing the B cells to less than five percent of their starting numbers. Significant B-cell reductions were also observed in the bone marrow, spleen and lymph nodes, notable because of Rituxan's relatively poor ability to impact tissue-resident B cells. The 10 mg/kg dose was well-tolerated by the monkeys, with no adverse effects.

In additional monkey studies, we compared the ability of different doses of XmAb5574/MOR208 to deplete monkey B cells and observed significant B-cell reductions at lower doses, 1 and 3 mg/kg. In a final study to demonstrate the impact of our Cytotoxic Fc Domain technology on in vivo tumor cell killing, we compared the ability of XmAb5574/MOR208 to an unmodified IgG1 control antibody (anti-CD19 IgG1) to deplete monkey B cells at a 3 mg/kg dose (figure below). The XmAb5574/MOR208-treated animals displayed a marked drop in peripheral B-cell counts. The unmodified control antibody anti-CD19 IgG1, on the other hand, did not noticeably affect B-cell counts and was indistinguishable from the effects of treatment with vehicle alone.

A single dose of XmAb5574/MOR208 depletes peripheral B cells in cynomolgus monkeys. A control anti-CD19 antibody containing an unmodified IgG1 Fc domain and placebo, consisting of the buffer vehicle, has no effect on B cells.

Market Opportunity

B-cell cancers include lymphomas such as NHL and leukemias such as CLL and ALL. Collectively, lymphomas represent about five percent of all cancers diagnosed in the United States. NHL is the most prevalent of all lymphoproliferative diseases, with the National Cancer Institute estimating that over 69,000 new cases will be reported in the United States in 2013 and 85% of NHLs are classified as B-cell disorders. The Leukemia and Lymphoma Society estimates that over 16,000 new cases of CLL and over 6,000 new cases of ALL will be reported in 2013. CD19, the target of XmAb5871's Fv domain, is a B-cell surface protein that is highly expressed on the tumor cells in NHL and many leukemias, including ALL and CLL. We believe that targeting CD19 with XmAb5574/MOR208 offers potential advantages over the current standard of care for B-cell malignancies, which is treatment with Rituxan plus chemotherapy. Rituxan, an anti-CD20 antibody, plus chemotherapy have successfully treated many B-cell NHLs and some B-cell leukemias, demonstrating the utility of antibodies targeting B-cell diseases. Although the Rituxan-chemotherapy regimen has led to major improvements in response rates and progression-free survival, the majority of patients relapse and many lose responsiveness to Rituxan treatment. In 2014, MorphoSys gained orphan drug in the US and orphan medicinal product status in the European Union for XmAb5574/MOR208 for the treatment of both DLBCL and CLL.

Our Research and Development Pipeline

We have used our various Fc platforms and antibody optimization capabilities to produce a growing pipeline of development candidates. These include new XmAb Immune Inhibitor Fc Domain candidates designed to remove target antigens from circulation and multiple oncology candidates using our CD3 bispecifics platform. We will continue to progress these candidates as additional options for clinical development by us or as out‑licensing opportunities to generate additional revenue.

Bispecific Antibodies for Oncology

We have created Fc variants that form heterodimeric Fc domains that enable the creation of bispecific antibodies that have different Fv domains on each side of the Fc domain in order to bind to a different antigen with each of their Fv domains. We have focused our initial bispecific candidate discovery work on building a pipeline of bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies.

Our lead bispecific programs are tumor-targeted antibodies that contain both a tumor antigen binding domain (CD123, CD20, or CD38) and a cytotoxic T-cell binding domain (CD3).  In November 2014, we announced preclinical data from these three lead programs showing that each activated T-cells to rapidly kill target cells from a tolerated single dose IV bolus in cynomolgus monkeys and demonstrated prolonged half-life of approximately one week in mice.

Data released included the following:

 XmAb Anti-CD123 x Anti-CD3 Bispecific Antibodies in Acute Myleogenous Leukemia

•	Depletion of over 99% of circulating CD123+ cells in monkeys for over a week
•	Bone marrow CD123+ cells were depleted by over 95% at all doses in monkeys
•	Prolonged serum half-life in mice of 6.2 days

XmAb Anti-CD20 × Anti-CD3 Bispecific Antibodies in B-cell Lymphomas and Leukemia
Depletion of over 97% of circulating B cells in monkeys for over a week

•	B cells in the more resistant lymph nodes and bone marrow were depleted by over 90% at all doses in monkeys
•	Prolonged serum half-life in mice up to 6.7 days

Anti-CD38 × Anti-CD3 Bispecific Antibodies in Multiple Myeloma

•	Depleted circulating CD38+ cells by greater than 95%
•	Prolonged half-life in mice up to 8 days

Applying the rapid clearance property of the Immune Inhibitor Fc Domain

We are exploring multiple new candidate concepts for application of our Immune Inhibitor Fc Domain, in particular capitalizing on the newly discovered rapid clearance property, which builds off the natural scavenging role of FcγRIIb on liver sinusoidal endothelial cells, a type of cell in the blood vessels of the liver that filters antigens out of the circulation. For example, building on our lead anti‑IgE product candidate, XmAb7195, we are now characterizing a second‑generation antibody with a modified version of the IIb immune inhibitor domain. The new Fc domain has intermediate affinity enhancement for FcγRIIb, which we have discovered promotes IgE control in mouse models with a longer dosing interval than XmAb7195. We are also exploring approaches to clear pathologic immune complexes from circulation. Antibody-antigencomplexes are central to the kidney pathology in lupus nephritis and a variety of other conditions and form when antigens present in the circulation are recognized by antibodies of the immune system.

Second Generation Biologics

Our Xtend Fc Domain technology can potentially improve the performance of commercially successful therapeutic antibodies by enhancing their half‑life and improving dosing convenience. We have produced several enhanced versions of antibodies, in some cases by applying the Xtend Fc Domain mutations, and in other cases also modifying other features. AbbVie’s Humira (adalimumab) is the industry‑leading anti‑TNF antibody for the treatment of rheumatoid arthritis, reaching global sales above $5 billion. We have produced and characterized a half‑life enhanced version of Humira that we call Xtend‑ TNF (also known as XmAb 6755). It has approximately twice the in vivo half‑life of Humira, which is dosed on a biweekly schedule, and we believe Xtend‑TNF has the potential to achieve monthly dosing in rheumatoid arthritis patients without loss of efficacy. A stable cell line has been created and we have a business relationship with Boehringer Ingelheim to manufacture Xtend‑TNF drug supply for preclinical toxicology and clinical studies.

Collaboration Agreements and Technology Licenses

We use product development partnerships with pharmaceutical and biotechnology companies to complement our internal drug discovery and development capabilities, to assist the efficient global commercialization of our products and technology and to generate near and long‑term funding. To date, the revenue generated from upfront fees, license fees, option fees and milestone payments associated with these arrangements, combined with the development expenses assumed by our partners, have allowed us to better manage our operating expenses and continue to invest in building new opportunities.

Below is a table summarizing all of our technology licenses:

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 trials (two candidates)
Janssen	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
CSL	2009	Cytotoxic	Oncology	Yes	Yes	Phase 1
Morphosys	2010	Cytotoxic	Oncology	Yes	Yes	Phase 2
CSL	2013	Xtend	Hematological diseases	Yes	Yes	Preclinical
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 1
Novo Nordisk	2014	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

Collaboration Agreement with Novo Nordisk A/S

In December 2014 we entered into a collaboration and licensing agreement with Novo Nordisk A/S (Novo) to jointly discover novel biologic drug candidates for an undisclosed target by combining multiple Xencor XmAb® technologies, including bispecific and immune inhibitor technologies. Under the terms of the agreement, we granted Novo a license to use and access these technologies over the research term that is initially a two year period. We will also provide research support in collaboration with Novo to the agreed upon research plan to discover potential drug candidates. Novo will have an exclusive right to develop and commercialize any candidates that are identified during the research discovery period. Xencor and Novo will use Xencor's XmAb® technologies, including our bispecific technology to build a variety of molecular formats that can engage the target and also modulate desired immune functions using Xencor's XmAb immune inhibitor technology. XmAb immune inhibitor Fc domains target FcγRIIb (also known as CD32b). In addition to its proprietary technologies, Xencor will also contribute expertise in studying immune functions of biologics and immune system modulation. Novo will collaborate by using its proprietary technology during the research discovery period and will have all development and commercial rights.

Under the terms of the agreement, in January 2015, we received an upfront payment of $2.5 million and will receive funded research support of $1.6 million per year for each year of the research term, which initially is two years. Novo has an option to extend the research term to a third year by providing written notice and payment of another year of research funding. If certain pre-established discovery milestones are achieved during the research term, we are eligible to receive $2.0 million in milestone payments. Upon completion of the research term, Novo will have development and commercial rights to any compounds identified. If certain developmental, regulatory and sales milestones are achieved by Novo in developing the compound, we are eligible to receive up to an additional $167.3 million in milestone payments for a product developed. The $167.3 million in milestone payments is comprised as follows: $36.3 million relates to clinical development milestone events, $51.0 million relates to the filing and completion of regulatory approvals and an additional $80.0 million of aggregate milestone payments relate to the achievement of certain product sale goals. If licensed products are commercialized, we are also entitled to receive royalties in the mid-single digits based on net sales of products sold by Novo, its affiliates and its sublicenses in a calendar year. Novo’s royalty obligations continue on a licensed product-by-product and country-by-country basis until the later to occur of the expiration of the last valid claim in a patent covering a product in such country, or 10 years after the date of the first commercial sale of such product in such country.

The term of this agreement will continue until the earlier of expiration of all royalty payment obligations under the agreement or, upon completion of the research term if Novo does not identify a compound for continued

development. The agreement provides that it may be terminated by either party upon written notice to the other party in the event of the other party’s bankruptcy or insolvency, or the other party’s material breach of the agreement if such breach remains uncured for 90 days, or 20 days for any non-payment breach. Novo may terminate this agreement at any time following the expiration of the research term for any reason upon delivery of at least 90 days’ prior written notice to us. Upon such termination, all licenses granted by us to Novo shall terminate.

Collaboration and Option Agreement with Amgen

In December 2010, we entered into a collaboration and option agreement with Amgen Inc. (Amgen) pursuant to which we agreed to collaborate with Amgen to research, develop and commercialize XmAb5871, an Fc-engineered monoclonal antibody that targets CD19 via its Fv domains and FcRIIb via its XmAb Fc domain, and products based thereon. Under the terms of the agreement, we granted to Amgen an option to obtain an exclusive license to research, develop, manufacture and commercialize XmAb5871 and certain related products worldwide. Under the terms of the agreement, we received an initial upfront payment of $11.0 million and a $2.0 million milestone payment upon the initiation of our Phase 1b/2a clinical trial of XmAb5871 in January 2013 in patients with moderate to severe rheumatoid arthritis. In October 2014, we announced that we sought and regained all rights to XmAb5871from Amgen.  In return for terminating the collaboration and option agreement, we granted Amgen a first right to negotiate a proposed license for XmAb5871 prior to seeking future partners. This right expires upon the earlier of the initiation of Phase 3 clinical testing of XmAb5871, a change of control of Xencor, or October 2019.

Collaboration and License Agreement with MorphoSys AG

In June 2010, we entered into a collaboration and license agreement with MorphoSys AG (MorphoSys) which we subsequently amended in March 2012. We granted to MorphoSys an exclusive worldwide license under certain of our patents and know‑how to research, develop and commercialize XmAb5574/MOR208, as well as other anti‑CD19 antibodies that incorporate our cytotoxic Fc domain technology, with the right to sublicense under certain conditions. Under the terms of the agreement, we agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208, a high potency cytotoxic monoclonal antibody developed by us for the treatment of B‑cell malignancies and other diseases. Under the terms of the agreement, we initiated and sponsored a Phase 1 clinical trial for XmAb5574/MOR208 in patients with chronic lymphocytic leukemia in December 2010 which was completed in January 2013. Following such completion, MorphoSys is responsible for all further clinical development and commercialization of licensed antibodies and licensed products under the agreement and is required to use commercially reasonable efforts to achieve certain developmental and regulatory milestones and other diligence obligations under the agreement. In addition, MorphoSys is responsible for all costs relating to the development and commercialization of XmAb5574/MOR208, or other antibodies covered by the agreement, including manufacturing, regulatory, clinical and registration costs.

Under the terms of the agreement, we received an upfront payment of $13.0 million and received $3.0 million for development milestones in 2013. If certain developmental, regulatory and sales milestones are achieved, we are also eligible to receive up to an additional $299.0 million in milestone payments. The $299.0 million of milestone payments is comprised as follows: $62.0 million relates to clinical development milestone events, $187.0 million relates to the filing and completion of regulatory approvals and an additional $50.0 million of aggregate milestone payments relate to the achievement of certain product sale goals. If licensed products are commercialized, we are also entitled to receive tiered royalties in the high single‑digit to low‑teen percent range based upon net sales of products sold by MorphoSys, its affiliates and its sublicensees in a calendar year. MorphoSys’ royalty obligations continue on a licensed product‑by‑licensed product and country‑by‑country basis until the later to occur of the expiration of the last valid claim in the licensed patent covering a licensed product in such country, or 11 years after the first sale of a licensed product following marketing authorization in such country.

The term of this agreement will continue until all of MorphoSys’ royalty payment obligations have expired unless terminated earlier. The agreement provides that it may be terminated by either party upon written notice to the other party in the event of the other party’s insolvency or the other party’s material breach of the agreement if such breach remains uncured for 120 days, or 30 days in the case of a non‑payment breach. MorphoSys may terminate the agreement without cause upon 90 days’ advance written notice to us. In the event that MorphoSys terminates this agreement for convenience or we terminate due to MorphoSys’ material breach, worldwide rights to develop, manufacture and commercialize XmAb5574/MOR208, as well as any other antibodies covered by the agreement, revert back to us completely. Along with these rights, MorphoSys is obligated to transfer all regulatory documents, clinical data and know how, and we are granted a license from MorphoSys to allow us to develop, manufacture and commercialize XmAb5574/MOR208, or other antibodies covered by the agreement, worldwide, subject to reimbursing MorphoSys a portion of their development costs out of future revenue generated from the development and commercialization of XmAb5574/MOR208.

Option and License Agreement with Alexion

In January 2013, we entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five‑year research term under the agreement, up to completion of the first multi‑dose human clinical trial for each target compound. Alexion may extend the research term for an additional three years upon written notice to us and payment of an extension fee of $2.0 million. Alexion is responsible for conducting all research and development activities under the agreement at its own expense. In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed molecule to be used against an undisclosed target. It is the first human clinical trial with a molecule incorporating our Xtend Fc Domain technology.

In addition, we granted to Alexion an exclusive option, on a target‑by‑target basis, to obtain an exclusive commercial, worldwide, royalty‑bearing license, with sublicensing rights, under our Xtend technology to develop and commercialize products that contain the target for which the option is exercised. In order to exercise this option, Alexion must pay a $4.0 million option fee with respect to each target for which the option is exercised. Alexion may exercise this option at any time during the research term but must exercise an option prior to the initiation of a second clinical trial.

Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. In addition, if certain development, regulatory and commercial milestones are achieved we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target‑by‑target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

Absent early termination, the term of the agreement will continue until the expiration of Alexion’s royalty payment obligations or until the expiration of the research term if Alexion has not exercised its option for a product license under the agreement. Either party may terminate the agreement for a material breach of the agreement by the other party if such breach remains uncured for 60 days, or 30 days in the case of a non‑payment breach. Alexion may terminate the agreement without cause on a target‑by‑target basis upon 90 days’ advance written notice to us.

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

As of December 31, 2014, our patent estate, on a worldwide basis, includes more than 150 issued patents (of which at least 40 are in the United States) and over 170 pending patent applications (of which at least 60 are in the United States) which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods, called the PDA, protein design platform. Over 100 issued patents and 150 pending patent applications have claims directed specifically to our XmAb technology and candidates.  Our XmAb Fc domain, patents and patent applications, with claims directed to their incorporation into antibodies, Fc domain engineering and compositions of matter are expected to expire in the United States between 2023 and 2031. Our three lead product candidates are covered by issued U.S. composition of matter patents relating to both the XmAb Fc domains and the individual product candidates. The composition of matter patents relating to our lead product candidates are expected to expire in the United States between 2027 and 2030, one of which relates to XmAb5574/MOR208, two relate to XmAb5871 and two relate to XmAb7195.

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

Manufacturing

We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs.  We have adopted a manufacturing strategy of contracting with third parties in accordance with cGMP for the manufacture of drug substance and product, including XmAb5871, XmAb7195 and our bispecific development candidate, XmAb14045. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. XmAb5871and XmAb7195 are produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We have no long term manufacturing agreements and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.  We are currently in the process of developing subcutaneous formulations for XmAb5871 and XmAb7195 with third party contract manufacturers.

Development and Manufacturing Services Agreement with Catalent

In September 2005, we entered into a development and manufacturing services agreement (the Catalent Manufacturing Agreement) with Catalent Pharma Solutions LLC (formerly Cardinal Health PTS, LLC) (Catalent). Under the terms of the agreement, Catalent may, from time to time, provide development and manufacturing services for us related to our XmAb technology. Catalent is currently performing services related to the manufacture under cGMP of drug substance of XmAb5871 and XmAb7195 under the agreement. We pay for services performed by Catalent under the agreement pursuant to statements of work entered into from time to time.

Under the terms of the agreement, if Catalent develops one or more cell lines using its proprietary GPEx product expression technology (GPEx Technology) in the course of performing services under the agreement, we have the option to license any such cell line for non‑cGMP research for a license fee of $30,000 per year for a period of up to 10 years and on other terms to be agreed upon by Catalent and us. In addition, we have the option to license any cell line developed by Catalent in the course of performing services under the agreement that incorporates the GPEx Technology for use in the production of clinical and commercial supplies of gene expression products by us or any of our manufacturers for 10 years for an upfront fee that ranges between $0 and $0.3 million per cell line, an annual license fee of $30,000, and development and regulatory milestones up to as much as an aggregate of $2.9 million per cell line licensed, and on other terms to be agreed upon by Catalent and us.

This agreement will remain in effect unless either party terminates it in accordance with its terms. We may unilaterally terminate the agreement or activities under any statement of work entered into pursuant to the agreement upon 90 days written notice to Catalent. Catalent may unilaterally terminate the agreement upon 24 months written notice to us. Either party may terminate the agreement upon written notice to the other party upon the other party’s insolvency or the other party’s material breach of the agreement if such breach remains uncured for 30 days following notice thereof.

Cell Line Sale Agreement with Catalent

In December 2011, we entered into a GPEx‑derived cell line sale agreement with Catalent pursuant to which we purchased a cell line (the GPEx Cell Line) developed by Catalent under the Catalent Manufacturing Agreement for use in the manufacture of XmAb7195.

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

We have the unilateral right to terminate the agreement upon 30 days written notice to Catalent. In addition, either party may terminate the agreement upon written notice to the other party in the event of the other party’s insolvency or the other party’s material breach of the agreement if such breach remains uncured for 60 days following notice thereof. Absent early termination, the agreement will remain in effect. If we terminate the agreement without cause or if Catalent terminates the agreement for our material breach of the agreement, our ownership rights in the GPEx® Cell Line will automatically terminate, and title thereto will revert to Catalent.

Upon acquisition of the GPEx cell line we transferred XmAb7195 manufacturing to Cook Pharmica, LLC (Cook) under which Cook has produced drug substance and drug product for use in our XmAb7195 clinical studies and performed related services, Cook continues to provide services under the agreement, however, we have transferred further manufacturing and development efforts for XmAb7195 back to Catalent under the Catalent Manufacturing Agreement.

Boehringer Ingelheim International GmBH

In February 2012, we entered into a collaboration agreement with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) for the establishment of certain manufacturing processes and the production of our next generation monoclonal anti‑TNF antibody for use in our preclinical and Phase 1 clinical development. Under the terms of the agreement, we are required to use commercially reasonable efforts to complete Phase 1 clinical testing of the product and to find a licensing partner for the further development and commercialization of the antibody into a therapeutic product.

We will be required to pay for services performed and products provided by Boehringer Ingelheim under the agreement pursuant to project plans entered into from time to time. In addition, we are required to reimburse Boehringer Ingelheim for all out‑of‑pocket expenses, including the cost of raw materials, incurred in connection with the project plan. Boehringer Ingelheim has agreed to delay all payments due to them under the agreement, including an annual interest rate which is a low double digit percentage, until (A) in the case where we have entered into a license agreement with a third party, the later of (1) the effective date of such license agreement or (2) the earlier of (i) completion of the clinical summary report for a Phase 1 clinical trial of the product or (ii) February 10, 2017 or (B) in the case where we decide to continue to develop the product on our own, on or before five years from the earlier of (i) completion of the clinical summary report for a Phase 1 clinical trial of the product or (ii) February 10, 2017. Any payments due by us in the situation described in clause (A) of the preceding sentence will be made in installments each of which will be limited to a maximum percentage of any licensing revenue that we receive under the applicable third‑party license. We are not obligated to pay Boehringer Ingelheim any or all of the amounts owed under the agreement, including interest payments if we: (a) are not able to further develop the product for technical or scientific reasons or (b) do not decide to proceed with the further development of the product without a business partner and are unable to enter into a partnership agreement within an agreed upon period of time after Phase 1 clinical development.

Pursuant to the agreement, we have granted Boehringer Ingelheim a first right to negotiate to manufacture and supply the products for use in any future Phase 2 and Phase 3 clinical trials, and should Boehringer Ingelheim exercise such right, Boehringer Ingelheim has a first right to negotiate to manufacture and supply commercial product as our principal supplier for an agreed upon period following the first commercial launch of the products. In the event that we desire to produce the products using the process developed and performed by Boehringer Ingelheim outside the agreement or any manufacturing agreement which we may enter into with Boehringer Ingelheim, we will be required to pay Boehringer Ingelheim a one-time technology access fee of $3.5 million in exchange for a worldwide, irrevocable, exclusive and royalty free license, with sublicensing rights, to use the process developed by Boehringer Ingelheim under the agreement to produce the products.

Absent early termination, the agreement will terminate upon completion of all projects set forth in the agreement. Either party may terminate the agreement upon 180 days prior written notice to the other party if such party will not be able to carry out the project contemplated by the agreement for scientific, technical or business reasons.

KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc.  We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development and other services related to drug substance and drug product for our first bispecific development candidate, XmAb14045,  in accordance with  cGMP regulations. Under the KBI Agreement, Xencor will pay up to approximately $3.5 million as services are incurred over the term of the Agreement.  The KBI Agreement is for a three year term but is automatically extended on an annual basis until the services are completed.  The KBI Agreement may be terminated by either party for a breach that is not remedied within thirty days after notice or sixty days after notice of the existence of an uncurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by Xencor after sixty day notice, or in the event of a bankruptcy of a party.  For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

Competition

We compete in an industry that is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Our competitors include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations. We compete with these parties for promising targets for antibody‑based therapeutics, new technology for optimizing antibodies and in recruiting highly qualified personnel. Many competitors and potential competitors have substantially greater scientific, research and product development capabilities as well as greater financial, marketing and sales and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful than we may be in developing, commercializing and achieving widespread market acceptance. In addition, our competitors’ products may be more effective or more effectively marketed and sold than any treatment we or our development partners may commercialize and may render our product candidates obsolete or noncompetitive before we can recover the expenses related to developing and commercializing any of our product candidates.

Competition in autoimmune disease drug development is intense and includes multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases, many of which are being developed or marketed by large multinational pharmaceutical companies such as Glaxo SmithKline plc, AbbVie Inc., Janssen Pharmaceuticals, Inc., Genentech Inc. and Amgen Inc. Benlysta is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus, although we believe that Rituxan is prescribed, off label, for this indication. In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases. There are currently no approved therapies for IgG4-related disease, a newly recognized disorder, and glucocorticoids are the current standard of care.

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Novartis AG and AstraZeneca plc. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. In addition, we are aware that Novartis and Genentech each have an antibody targeting IgE in Phase 1 or 2 clinical development for asthma. Other monoclonal antibodies in development target cytokines such as IL‑13, IL‑4, IL‑5, IL‑9, GM‑CSF or their receptors. Although these drugs function differently from our products, if successfully developed, these drugs will compete in the asthma market. We are not aware of any companies developing drugs that target FcγRIIb for the treatment of asthma.

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of NHL or other blood cancers. In addition, we are aware of a number of other companies with development stage programs that may compete with XmAb5574/MOR208 in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available, such as Gavyaza for CLL and NHL marketed by Roche, Blincyto for ALL marketed by Amgen and engineered T-cell therapies targeting blood cancers from companies such as Novartis.

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

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA) (21 U.S.C. §301, et seq), its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our antibody product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA), to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U. S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulations;
•	submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical trials in the United States may begin;
•

performance of adequate and well‑controlled human clinical trials in accordance with the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a BLA;
•

satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
•	review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and
•	FDA review and approval of the BLA prior to any commercial marketing or sale.

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non‑compliance, or for other reasons.

Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and effectiveness. Each protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted in accordance with GCPs. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

•

Phase 3.  Clinical trials are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and safety in an expanded patient population (such as several hundred to several thousand) at geographically dispersed clinical trial sites. Phase 3 clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These trials typically have at least 2 groups of patients who, in a blinded fashion, receive either the product or a placebo. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well‑controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

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

If the FDA determines that the BLA is substantially complete it will accept the BLA for filing.  This process generally takes eight months to a year but in some cases may take much longer.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity and it may inspect the manufacturing facilities to assure cGMP compliance and clinical sites used during the clinical trials to assure cGMP compliance. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval.

The FDA will issue a complete response letter describing deficiencies in the BLA and recommend actions if the agency decides not to approve the BLA. The applicant will have to address all of the deficiencies which could take substantial time to address.

If the product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, and may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Post‑Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record‑keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct‑to‑ consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑ label use”), industry‑sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.

We will rely, and expect to continue to rely, on third‑parties for the production of clinical and commercial quantities of our products. Our collaborators may also utilize third‑parties for some or all of a product we are developing with such collaborator. Manufacturers are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations and other laws. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Drug manufacturers and other entities involved in the manufacture and distribution of approved biologics are subject to periodic inspections by the FDA and certain state agencies for compliance.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of any of our biologic product candidates,  we may apply for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments.  The Hatch‑Waxman Amendments permit a patent restoration term of up to five years for one patent per product as compensation for patent term lost during product development and the FDA regulatory review process of that product. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the Biologics Price Competition and Innovation Act (BPCIA) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products generally not earlier than 12 years after the original BLA approval, although it can be shortened to four years if the biosimilar contains certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holders. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product.

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

Pharmaceutical Coverage, Pricing and Reimbursement

The cost of pharmaceuticals continues to generate substantial governmental and third‑party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Significant uncertainty exists and will continue to exist as to the coverage and reimbursement status of any product candidate for which we obtain regulatory approval. In the United States and markets in other countries, sales of any product for which we receive regulatory approval for commercial sale will depend in part on the availability of coverage and adequate reimbursement from third party payors. Third-party payors include government payor programs at the federal and state levels, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. Third‑party payors are increasingly challenging the price and examining the medical necessity and cost‑effectiveness of medical products and services, in addition to their safety and efficacy. Formulary placement by third-party payors is very competitive and can lead to lower prices and may effectively restrict patient access to our drugs. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Different pricing and reimbursement schemes exist in other countries. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. The downward pressure on healthcare costs in general, and particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

Healthcare Reform

In the United States and foreign jurisdictions, there have been and will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, once they are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, PPACA) was enacted, which significantly changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In addition, other legislative changes have been adopted and proposed since PPACA was enacted including legislation reducing Medicare payments to providers and reductions to payments under other government programs.  Additional new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti‑Kickback Statute, as amended, the federal False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti‑Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Additionally, many states have adopted laws similar to the federal Anti‑Kickback Statute, and some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third‑ party payor, not only the Medicare and Medicaid programs. The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several new federal crimes, including healthcare fraud, and false statements relating to the delivery of or payments for healthcare benefits, items or services.  HIPAA and its implementing regulations also established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Many states also have similar laws. Under a federal “sunshine law” manufacturers are required to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. There are also an increasing number of state “sunshine” laws that require manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives and prohibiting or limiting certain other sales and marketing practices.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑ marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we, and our collaborators, will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales, marketing and distribution of our products, similar or more stringent than the U.S. laws.

Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we and our collaborators may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti‑kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of health information, such as the European Union’s Directive 95/46 on the Protection of Individuals with regard to the Processing of Personal Data.

If we, or our collaborators, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of December 31, 2014, we had 39 employees, 37 of whom were full‑time, 16 of whom hold Ph.D. or M.D. degrees, 28 of whom were engaged in research and development activities and 11 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

About Xencor

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number (626) 305‑5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10‑K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge of the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

We have a single operating segment and substantially all of our operating assets are located in the United States. For information regarding our revenue and research and development expenses for the last three fiscal years, see Item 7, ‘Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Item 1A.  Risk Factors.

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward‑looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical‑stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net loss for the years ended December 31, 2014 and 2013 respectively, was $16.4 million and $60.3 million (including a $48.6 million loss on settlement of convertible notes). Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

•	identifying and developing new XmAb‑engineered therapeutic antibody candidates;
•	establishing and maintaining supply and manufacturing relationships with third parties;
•	obtaining additional licensing and partnering opportunities, similar to our partnership with MorphoSys for XmAb5574/MOR208, with leading pharmaceutical and biotechnology companies;
•	achieving the milestones set forth in our agreements with our partners;

•	conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;
•	maintaining, protecting, expanding and enforcing our intellectual property; and
•	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2014, we had $54.7 million in cash and cash equivalents. We expect our expenses to increase in connection with our ongoing development activities, including additional clinical trials of XmAb5871 and XmAb7195, and, continued development of our bi‑specific drug candidates including our initial development candidate, XmAb14045, and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time‑consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations through the end of 2016. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our planned clinical trials for XmAb5871, XmAb7195, or clinical trials for other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of either XmAb5871or XmAb7195 or XmAb14045 or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb5871, XmAb7195, and XmAb5574/MOR208, our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

Regulatory approval of a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional CMC data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem our product candidate to be adequately safe and effective;
•	may not find the data from our preclinical studies and clinical trials or CMC data to be sufficient to support a claim of safety and efficacy;
•	may not approve the manufacturing processes or facilities associated with our product candidate;
•	may conclude that we have not sufficiently demonstrated long‑term stability of the formulation of the drug product for which we are seeking marketing approval;
•	may change approval policies or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (cGMPs), and current good clinical practices (cGCPs), for any clinical trials that we conduct post‑approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third‑party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

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

The manufacture of biopharmaceutical products, including XmAb‑engineered antibodies, is complex and manufacturers often encounter difficulties in production. If we or any of our third‑party manufacturers encounter any loss of our master cell banks or if any of our third‑party manufacturers encounter other difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide product candidates for clinical trials or our products to patients, once approved, the development or commercialization of our product candidates could be delayed or stopped.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Additionally, our manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write‑offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products and could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In our Phase 1b/2a clinical trial of XmAb5871, for example, some subjects reported mild to moderate gastrointestinal toxicities (nausea, vomiting and diarrhea). Other treatment related adverse events experienced in more than two XmAb5871-treated patients were pyrexia (fever) and headache. Treatment related serious adverse events occurred in tow patients that received XmAb5871: infusion related reaction and venous thrombosis. Further, interim analysis in our Phase 1a clinical trial of XmAb7195 resulted in subjects having urticaria and dose limiting thrombocytopenia. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 or XmAb7195 could suffer significant negative consequences. We cannot predict if additional types of adverse events or more serious adverse events will be observed in future clinical trials of XmAb5871, XmAb7195 or any future product candidate.

In addition, we observed detectable levels of immunogenicity, or the creation by the immune system of anti‑XmAb5871 antibodies, in 44% of subjects receiving XmAb5871 in the Phase 1a clinical trial. While a common occurrence for antibody therapies, immunogenicity to XmAb5871 or any of our other product candidates could neutralize the therapeutic effects of XmAb5871 or such other candidates and/or alter their pharmacokinetics, which could have a material adverse effect on the effectiveness of our product candidates and on our ability to commercialize them.

We may not be successful in our efforts to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products.

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half‑life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our three lead product candidates, XmAb5871, XmAb7195 and, XmAb5574/MOR208, and our first bispecific development candidate, XmAb14045, as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies, universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well‑established sales forces. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we are currently developing or that we may develop.

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

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of non‑Hodgkin lymphomas or other blood cancers.

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

Our partnership and license agreements include those we have announced with MorphoSys AG, Novo Nordisk, Boehringer Ingelheim and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

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

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time‑consuming and expensive;

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

If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks described in these risk factors relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.

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

There is no assurance that a collaborator who is acquired by a third party would not attempt to change certain contract provisions that could negatively affect our partnership. The acquiring company may also not accept the terms or assignment of our contracts and may seek to terminate the agreements. Any one of our partners could breach covenants, restrictions and/or sub‑license agreement provisions leading us into disputes and potential breaches of our agreements with other partners.

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

We rely upon third‑party contractors and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

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

In some cases there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could be significantly increased over time. We rely on third parties and collaborators as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities. Our reliance on these parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with GCP regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture under GMP conditions. Preclinical or clinical studies may not be performed or completed in accordance with Good Laboratory Practices (GLP) regulatory requirements or our trial design. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third‑party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third‑party manufacturing partners, Catalent Pharma Solutions LLC (Catalent) for the production of XmAb5871 and XmAb7195 and third parties for fill and testing services. We are also working with KBI Biopharma, Inc. (KBI) to develop manufacturing processes to initiate manufacturing of our bispecific development candidate, XmAb14045.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of either Catalent or KBI and are currently completely dependent on each of Catalent and KBI for the production of XmAb5871, XmAb7195 and XmAb14015 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent or KBI would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for any of XmAb5871, XmAb7195 or XmAb14045 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidates, if and when approved. If we are unable to obtain a license agreement from Catalent for the manufacture of XmAb5871, if we are unable to enter into commercial supply agreements with third‑party suppliers or if any such third‑party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195 and XmAb14045, we have not entered into a commercial supply agreement with either Catalent or KBI and neither has demonstrated that it will be capable of manufacturing XmAb5871, XmAb7195 or XmAb14045 on a large commercial scale. We might be unable to identify manufacturers for commercial supply on acceptable terms or at all. Moreover, our existing license with Catalent to use certain technology and know‑how in the production of our XmAb5871 product candidate only applies for so long as manufacturing services are provided by Catalent. We expect to move manufacturing services to another contract manufacturing organization to support late‑stage clinical trials for XmAb5871 as well as commercial supplies which would require negotiation of a license from Catalent. We expect to be able to finalize such a license agreement with Catalent for XmAb5871 in due course. However, we can provide no assurances as to when such a license agreement will be executed or if it will be executed at all. If we are not able to secure a commercial license from Catalent, or not able to obtain a commercial license on acceptable terms, we may be required to change the manufacturing process for XmAb5871. A change to the manufacturing process for XmAb5871 or any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late‑stage clinical development and commercialization of XmAb5871 or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third‑party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third‑party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third‑party manufacturers to manufacture XmAb5871, XmAb7195, XmAb14045 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third‑party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2014, we held at least 150 issued patents and 170 pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

Many of our product development partnership agreements are complex and may call for licensing or cross‑licensing of potentially blocking patents, know‑how or intellectual property. Due to the potential overlap of data, know‑how and intellectual property rights there can be no assurance that one of our collaborators will not dispute our right to use, license or distribute data, know‑how or other intellectual property rights, and this may potentially lead to disputes, liability or termination of a program. There are no assurances that our actions or the actions of our collaborators would not lead to disputes or cause us to default with other collaborators. For example, we may become involved in disputes with our collaborators relating to the ownership of intellectual property developed in the course of the partnership. We also cannot be certain that a collaborator will not challenge the validity or enforceability of the patents we license.

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

Furthermore, the research resulting in the in‑licensed patents was developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights (“march‑in rights”) to intellectual property embodied in our Xtend products. Government rights in certain inventions developed under a government‑funded program include a non‑exclusive, non‑transferable, irrevocable worldwide license to use inventions for any governmental purpose. Circumstances that trigger march‑in rights include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. The U.S. government also has the right to use and disclose, without limitation, scientific data relating to licensed technology that was developed in whole or in part at government expense. The government funding agency can elect to exercise these march‑in rights on their own initiative or at the request of a third party.

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

We rely on trade secret protection to protect our interests in proprietary know‑how and in processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and collaborators to enter into confidentiality agreements and our employees to enter into invention, non‑disclosure and non‑compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know‑how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know‑how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and/or our strategy, for example by disclosing important trade secrets, know‑how or proprietary information to our competitors. It is also possible that our trade secrets, know‑how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

We may be required to reduce the scope of our intellectual property due to third‑party intellectual property claims.

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

Furthermore, recent changes in U.S. patent law under the America Invents Act allows for post‑issuance challenges to U.S. patents, including ex parte reexaminations, inter parte reviews and post‑grant oppositions. There is significant uncertainty as to how the new laws will be applied and if our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the European Union, also have post grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.

Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued U.S. patents and patent applications owned by Genentech that may relate to and claim components of certain of our product candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208 or their manufacture. We believe that these patents and patent applications will expire in the United States in 2020 and 2021, respectively, but it is possible that the terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non‑infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. Furthermore, while we believe that claims in these patents are either invalid or not infringed, we cannot assure you that if we were sued for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle litigation or in order to resolve disputes prior to litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to make substantial royalty payments. We could also be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Our intellectual property may be infringed upon by a third party.

Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third‑party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third‑party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third‑party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or sale of certain products by us. There is no assurance that a product produced and sold by a third‑party infringer would meet our or other regulatory standards or would be safe for use. Such third‑party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.

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

We may experience growth in the number of our employees and the scope of our operations, especially in clinical development. This growth will place a significant strain on our management, operations and financial resources, and we may have difficulty managing this future potential growth. Moreover, no assurance can be provided that we will be able to attract new employees to assist in our growth. Many of the other biotech and pharmaceutical companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. We also may employ consultants or part‑time and contract employees. There can be no assurance that these individuals are retainable. While we have been able to attract and retain skilled and experienced personnel and consultants in the past, no assurance can be given that we will be able to do so in the future.

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

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third‑party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry at least $7.5 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, or to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions, and our reputation.

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

Despite the implementation of security measures, any of the internal computer systems belonging to us, our collaborators or our third‑party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own, in collaborators’ or in third‑party service vendors’ operations could result in a material disruption of our drug discovery and development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs and competitive position may be adversely affected and the further development of our product candidates may be delayed. Furthermore, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Our business involves the controlled use of hazardous materials and as such we are subject to environmental and occupational safety laws. Continued compliance with these laws may incur substantial costs and failure to maintain compliance could result in liability for damages that may exceed our resources.

Our research, manufacturing and development processes, and those of our third‑party contractors and partners, involve the controlled use of hazardous materials. We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. We are not insured against this type of liability. We may be required to incur significant costs to comply with environmental laws and regulations in the future, and our operations, business or assets may be materially adversely affected by current or future environmental laws or regulations or any liability thereunder.

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $19.50. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Based on information available to us as of December 31, 2014 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 43.1%of our voting stock. Further John S. Stafford III, one of our directors, beneficially owns approximately 24.2% of our voting stock and his family members beneficially own approximately an additional 10.3% of our voting stock.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2018, (2) the last day of the fiscal year (a)  in which we have total annual gross revenue of at least $1 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three‑year period.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We have or are currently conducting early phase clinical trials for XmAb5871 and XmAb7195, but have not completed any late stage clinical trials for these or any other product candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

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

The material weakness our independent registered public accounting firm identified related to revenue recognition as it relates to properly recording negotiated terms and conditions in our product development partnerships and license agreements and the misapplication of GAAP with respect to the timing of the recognition of revenue for such agreements. The significant deficiencies related to adjustments to stock‑based compensation and additional paid‑in capital, although the amounts were individually and in the aggregate not material.

To remediate our resource weakness and the significant deficiencies, we have hired additional finance and accounting personnel to augment our accounting staff and to provide more resources for complex GAAP accounting matters. To remediate our revenue recognition weakness, we have reviewed our revenue recognition policies and procedures, hired personnel with experience with respect to such policies and procedures and devoted additional resources to our revenue recognition. We have updated our accounting policies and the documentation of our procedures and engaged an independent third party to review our policies, procedures and our documentation.

In addition, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff. If we fail to adequately staff our accounting and finance function to address the additional demands that will be placed upon us as a public company,  including the requirements of the Sarbanes‑Oxley Act of 2002, or fail to maintain adequate internal control over financial reporting, any new or recurring material weakness could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition a substantial number of shares of common stock are subject to outstanding options are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 10,149,071 shares of our common stock, or approximately 32.3% of our total outstanding common stock as of December 31, 2014, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2013 equity incentive plan (2013 plan), our management is authorized to grant stock options and other equity‑based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. Generally, we plan to register the increased number of shares available for issuance under the 2013 plan each year. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. Upon analysis, we believe that we triggered “ownership change” and our net operating loss and tax credit carryforwards have been limited as a result. The limitation of our tax credits and our net operating loss carryforwards could potentially result in increased future tax liability to us.

We may also experience ownership changes in the future as a result of future offerings and other subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Some provisions of our charter documents and Delaware law may have anti‑takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

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

We have only been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management, and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis

Further, the listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal laboratory and administrative facilities are located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease approximately 24,000 square feet of laboratory and office space in Monrovia, California under a lease that expires June 2020, subject to our right to extend for an additional five years at then market rates. In addition we lease office space in San Diego, California. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated. On February 6, 2015, the closing price for our common stock as reported on the NASDAQ Global Select market was $15.03. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2014
Fourth Quarter	$17.65	$9.00
Third Quarter	11.92	9.06
Second Quarter	12.01	7.82
First Quarter	14.41	7.70

Year Ended December 31, 2013
Fourth Quarter (commencing December 3, 2013)	$10.90	$5.75

:Holders of Record

As of February 6, 2015, we had 31,472,763 shares of common stock outstanding held by approximately 314 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 3, 2013 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 3, 2013 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10‑K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2014.

Use of Proceeds

On December 2, 2013, we commenced our initial public offering pursuant to a registration statement on Form S‑1 (File No. 333‑191689) that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million

As of December 31, 2014, we have invested the net proceeds from our Initial Public Offering and the concurrent private placement in, interest‑bearing accounts. We have used and intend to continue to use the net proceeds of our initial public offering to fund the clinical development of XmAb5871 and XmAb7195, the preclinical development of XmAb14045, product candidate discovery, technology development, patent prosecution activities, working capital and other general corporate purposes. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials and other studies, as well as any strategic partnerships that we may enter into with third parties for our drug candidates and any unforeseen cash needs. As a result, our management will retain broad discretion over the allocation of the net proceeds from our IPO and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except per share amounts.

	Year Ended
	December 31,
	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$9,520	$10,172	$9,524	$6,849
Operating expenses:
Research and development	18,516	17,000	12,668	12,663
General and administrative	7,461	3,692	3,086	3,638
Total operating expenses	25,977	20,692	15,754	16,301
Loss from operations	(16,457)	(10,520)	(6,230)	(9,452)
Other income (expenses)
Interest income	33	14	11	34
Interest expense	(9)	(1,213)	(2,461)	(1,850)
Other income	11	16	86	65
Loss on settlement of convertible promissory notes (1)	—	(48,556)	—	—
Total other income (expenses), net	35	(49,739)	(2,364)	(1,751)
Net loss	(16,422)	(60,259)	(8,594)	(11,203)
Net deemed contribution on exchange and sale of preferred stock (2)	—	144,765	—	—
Net income (loss) per share attributable to common stockholders (3):	$(16,422)	$84,506	$(8,594)	$(11,203)
Basic	$(0.52)	$34.18	$(118.86)	$(154.95)
Diluted	$(0.52)	$(3.85)	$(118.86)	$(154.95)
Weighted average shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	31,390,631	2,472,581	72,302	72,302
Diluted	31,390,631	15,645,789	72,302	72,302

(1)	See Note 10 to our Annual Financial Statements appearing elsewhere in this document for a description of the adjustment to net loss resulting from exchange of convertible notes for preferred stock.
(2)	See Note 10 to our Annual Financial Statements appearing elsewhere in this document for a description of the deemed contribution on exchange and sale of preferred stock.
(3)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted loss per common share.

	As of December 31,
	(in thousands)
	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$54,649	$77,975	$2,312	$14,537
Working capital	51,553	70,615	(22,640)	(11,550)
Patents, licenses, and other intangible assets, net	9,116	8,814	8,460	7,250
Total assets	67,823	87,315	11,659	22,374
Deferred revenue, less current portion	2,337	6,302	5,672	7,114
Convertible preferred stock	—	—	146,766	146,766
Total stockholders’ equity (deficit)	$59,290	$73,533	$(166,268)	$(157,703)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward‑looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life‑threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains. We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity or extending circulating half‑life, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb‑engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology platform to modify features of natural antibodies and create numerous differentiated antibody product candidates. We have internally generated a pipeline that has allowed us to selectively partner certain development programs while maintaining full ownership of other programs. We also have a number of technology licenses under which we have licensed the XmAb technology platform to pharmaceutical and biotechnology companies for use in a limited number of programs, providing multiple revenue streams that require no further resources from Xencor. There are currently eight antibody product candidates in clinical trials that have been engineered with XmAb technology, including six candidates being advanced by licensees and development partners. We have several U.S. patents and U.S. patent applications, in addition to foreign counterparts, on file to protect our XmAb technology platform.

We were founded in 1997 based on protein engineering technology developed by our co‑founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004.

We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of common stock and convertible preferred stock, the sale of convertible promissory notes and payments generated from our product development partnership and licensing arrangements.

We have incurred losses in each year since our inception. Our net losses were $16.4 million, $60.3 million and $8.6 million for years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $244.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations, as well, as a $48.6 million loss incurred in 2013 related to the settlement of convertible  promissory notes.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

•

continue clinical development of our XmAb5871 program which will require expenditures for clinical trials and toxicology studies to support the clinical trials, including the manufacture of additional supply of the product candidate;

•

continue development of our XmAb7195 program, which will require expenditures for clinical trials and toxicology studies to support the clinical trials, including the manufacture of additional supply of the product candidate;

•

continued development of our XmAb14045 program, which will require expenditures for IND enabling toxicology studies, manufacturing and testing, regulatory and development costs related to an IND filing, and clinical trials;

•	continue research expenditures in developing and advancing our pre‑clinical programs and investing in improving our antibody discovery platform and technologies; and
•	provide general and administrative support for our operations.

Key Company Milestones

XmAb5871.  In December 2010, we entered into a Collaboration and Option Agreement (Collaboration Agreement) with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate. In October 2014, pursuant to a request by us, Amgen agreed to terminate the Collaboration Agreement for convenience, provided we grant them a right of first negotiation (“ROFN”) to obtain an exclusive license to develop and commercialize any future XmAb5871 product.

In October 2014, we announced that we are not continuing development of XmAb5871 in rheumatoid arthritis (“RA”) and are pursuing development of XmAb5871 initially in IgG4-related diseases and potentially other autoimmune diseases. We plan to start a clinical trial with XmAb5871 in IgG4-related disease in 2015. IgG4-related disease is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-20,000 patients in the United States, based on the incidence rate reported in Japan. IgG4-related disease affects multiple organ systems and we believe is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care. In January 2015, we announced the clinical trial results of our Phase 1b/2a trail for XmAb5871.

XmAb7195.  We initiated the Phase 1 clinical trial for our XmAb7195 program in May 2014. We announced interim clinical data from this trial in January 2015. Further, we plan on initiating a Phase 1b clinical trial of XmAb7195 in healthy volunteers and in patients with mild-to-moderate asthma in 2015.

XmAb5574/MOR208.  MorphoSys initiated a Phase 2 clinical trial with XmAb5574/MOR208 in May 2013, treating patients with non‑Hodgkin lymphoma (NHL) and a second Phase 2 clinical trial in April 2013 to treat patients with acute lymphoblastic leukemia (ALL). In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator‑sponsored trial in CLL in combination with lenalidomide began in January 2014.  For more information on our agreement with MorphoSys, see the section entitled “Collaboration Agreements and Technology Licenses” beginning on page 24 of this Annual Report.

Licensing Partnerships. We currently have eight licensing partnerships for the licensing of our XmAb technology. These arrangements provide research funding, upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development. In the first quarter of 2014, Merck initiated a Phase 1 clinical trial with an undisclosed product with our Fc optimization technology which triggered a milestone payment. In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed product incorporating our Xtend technology.  In December 2014, we announced a discovery collaboration with Novo Nordisk to jointly discover novel biologic drug candidates for an undisclosed target by combining multiple Xencor XmAb technologies. There are currently six compounds in clinical development from our partners that have incorporated our XmAb technology.

Bispecific program.  We continue to advance our pipeline based on bispecific Fc antibodies, which allow us to create multiple-antigen targeting molecules. By using an Fc domain as an integral part of the molecule, we maintain the advantages of natural antibody features, including potentially enabling it to retain half-life, simplify manufacturing and modulate potency to reduce toxicity. In the first quarter of 2014, we presented data featuring our novel approach for recruiting cytotoxic T cells against tumors using novel XmAb heterodimeric Fc domains.

We have initiated preclinical pharmacology studies and also started manufacturing cell line development for our first bispecific drug candidates. We have produced preclinical candidate targeting: (i) CD3 and CD38 for use in multiple myeloma, (ii) CD3 and CD123 for use in acute myeloid leukemia, and (iii) CD3 and CD20 for use in B-cell cancers. In the third quarter of 2014, we designated a preclinical candidate targeting CD3 x CD123, now designated XmAb14045, as our lead bispecific development candidate. We have also entered into an agreement with KBI Biopharma (“KBI”) to begin production of XmAb14045 and we also intend to conduct IND-enabling studies of XmAb14045 in 2015.

Preferred Stock Financing and Note Conversion Agreement. From our inception in 1998 through 2007, we completed the sale of five rounds of convertible preferred stock for total proceeds of $146.8 million. In 2009 and 2010, we sold a total of $15.1 million of convertible promissory notes (the Notes) to our existing preferred stockholders. The Notes were amended on multiple occasions in 2011, 2012 and 2013 to subsequently extend the maturity date to March 31, 2013, April 15, 2013 and finally to June 15, 2013.

In June 2013, our Board of Directors and the requisite holders of the Notes and requisite preferred stockholders agreed to a series of transactions to exchange the Notes and existing Preferred Series A ‑ E for a new class of preferred stock, the Series A‑1 convertible preferred stock, and also authorized the sale of up to $10.0 million of Series A‑1 convertible preferred stock to existing stockholders. The transaction was completed in the following steps:

•	an exchange of the outstanding principal due on the Notes for shares of Series A‑1 convertible preferred stock and cancellation of the accrued and unpaid interest thereon;
•	an exchange of the current outstanding shares of Preferred Series A ‑ E for Series A‑1 convertible preferred stock pursuant;
•	the sale of an additional $7.6 million in Series A‑1 convertible preferred stock to existing stockholders that closed in June 2013;

•	the conversion of certain shares of Series A‑1 convertible preferred stock into shares of Series A‑2 convertible preferred stock at a conversion rate of 1 for 3; and
•	the sale of an additional $2.4 million in Series A‑1 convertible preferred stock to existing stockholders that closed in September 2013.

Subsequent to approval of the Financing by our Board of Directors, the requisite stockholders and holders of the Notes also approved this series of transactions.

The total outstanding principal due on the Notes as of June 13, 2013 was exchanged for 45,902,321 shares of Series A‑1 convertible preferred stock, 5,303,597 of which were subsequently converted into 1,766,097 shares of Series A‑2 convertible preferred stock. We determined that the per share fair value of the shares of Series A‑1 convertible preferred stock issued under the Note Conversion Agreement was $1.54 and the total fair value of the shares of Series A‑1 convertible preferred stock was $70.7 million and we recognized a loss on the exchange of $48.6 million for the difference in the fair value of the shares of Series A‑1 convertible preferred stock and the carrying value of the Notes as of June 13, 2013. The $48.6 million loss is reported on our Statement of Operations as a Loss on Settlement of Notes as an Other Expense for the twelve months ended December 31, 2013. Associated transaction costs of $41,000 related to the exchange were expensed.

The outstanding shares of Preferred Series A ‑ E were exchanged for 1,977,137 shares of Series A‑1 convertible preferred stock, 257,409 of which were subsequently converted into 85,717 shares of Series A‑2 convertible preferred stock. We determined the fair value of the shares of Series A‑1 convertible preferred stock issued to be $3.0 million and we recorded a deemed contribution to equity of $140.6 million (net of original issuance costs of $3.0 million) equal to the difference in the fair value of the shares issued and the carrying value of the existing shares of Preferred Series A ‑ E.

On June 26, 2013 we sold 5,586,510 additional shares of Series A‑1 convertible preferred stock to existing stockholders for gross proceeds of $7.6 million at a purchase price of $1.36 per share. We determined that the fair value of the shares sold to be $8.6 million and we recorded a deemed dividend of $1.0 million for the difference in the sales price of the Series A‑1 convertible preferred stock and the fair value of the shares. The $40,000 of transaction costs related to the sale was recorded against Additional Paid‑in Capital.

We determined that the fair value of the Series A‑1 and Series A‑2 convertible preferred stock as of June 26, 2013 was $1.54 and $0.58, respectively.

On September 23, 2013 we sold 1,766,430 additional shares of Series A‑1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A‑1 convertible preferred stock sold to be $4.7 million, based on a per share fair value of $2.69, and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A‑1 convertible preferred stock and the fair value of the shares. Transaction costs of $34,000 related to the sale were recorded against Additional Paid‑in Capital.

The Series A‑1 convertible preferred stock and Series A‑2 convertible preferred stock were convertible into shares of common stock on a 3.1 for 1 basis. All of the outstanding Series A‑1 convertible preferred stock and Series A‑2 convertible preferred stock automatically converted into common stock effective as of the effectiveness of the registration statement.

On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1‑for‑1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date.

On December 3, 2013, our registration statement on Form S‑1 related to our Initial Public Offering became effective and 49,671,392 shares of Series A‑1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A‑2 preferred stock converted into 597,359 shares of common stock.

Financial Operations Overview

Revenues

To date, we have not generated any revenues from product sales and do not expect to do so for the foreseeable future. Revenues to date have been generated primarily from our research and product development partnerships and technology licensing agreements. Since our inception through December 31, 2014, we have generated $74.6 million in revenues under our various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. However, receipt of future milestone payments and royalties from our collaborators and receipt of option payments are not wholly within our control, and the parties to our product development partnerships and license agreements have the right to cancel their programs without any future payments to us. Even if we receive future milestones, royalties and option payments, these payments will not be sufficient to fund our operations in the near term and there is no assurance that we will generate any future revenues from our existing product development partnerships and license agreements. We may also not generate any product revenue from our existing clinical development programs or any of our preclinical development programs, as we may never succeed in obtaining regulatory approval or commercializing any of these programs.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended
	December 31,
	2014	2013	2012
Amgen	$6.9	$2.2	$1.8
MorphoSys	—	3.0	2.0
Janssen	—	—	1.4
Merck	0.6	1.0	—
Alexion	1.0	0.9	—
CSL	0.7	2.9	1.8
BI	—	—	1.2
Other	0.3	0.2	1.3
Total	$9.5	$10.2	$9.5

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock‑based compensation and related personnel costs, supplies, facility costs and preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND‑enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period‑to‑period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate the next stage of clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $210.8 million in research and development expenses from inception through December 31, 2014.

At this time, due to the risks inherent in the clinical development process and the early stage of our development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of XmAb5871 and XmAb7195 or XmAb14045 or any of our other preclinical development programs. We expect that our research and development expenses may increase over spending levels in recent years if we are successful in advancing XmAb5871, XmAb7195, XmAb14045 or any of our other preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

Our research and development operations are conducted such that design, management and evaluation of results of all of our research and development is performed internally, while the execution of certain phases of our research and development programs, such as toxicology studies in accordance with Good Laboratory Practices (GLP), and manufacturing in accordance with current Good Manufacturing Practices (cGMP), is accomplished using CROs and CMOs. We account for research and development costs on a program‑by‑program basis except in the early stages of research and discovery, when costs are often devoted to identifying preclinical candidates and improving our discovery platform and technologies, which are not necessarily allocable to a specific development program. We assign costs for such activities to distinct projects for preclinical pipeline development and new technologies. We allocate research management, overhead, commonly used laboratory supplies and equipment, and facility costs based on the number of full‑time research personnel allocated to each program.

The following is a comparison of research and development expenses for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Years Ended
	December 31,
	2014	2013	2012
Product programs:
XmAb5871	$4.1	$7.7	$5.1
XmAb7195	5.5	5.5	2.6
XmAb5574/MOR208	—	0.4	1.5
Bispecific	5.1	—	—
Other	3.8	3.4	3.5
Total research and development expenses	$18.5	$17.0	$12.7

We initiated a Phase 1b/2a clinical trial of XmAb5871 in January 2013 and announced data related to this trial in January 2015. We expect to initiate a Phase 2 pilot clinical trial of XmAb5871 in IgG4-RD in 2015. We initiated a Phase 1a trial of XmAb7195 in the first half of 2014 and announced interim data in January 2015 from the trial. We expect to initiate a Phase 1b trial of XmAb7195 in asthma in 2015. We are currently in early development of our XmAb14045 program and expect to initiate IND enabling toxicology studies for the program in 2015. All of our other programs are in preclinical development or are being developed by licensees or collaborators. The successful development of our current and future product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict for each candidate. Given the uncertainty associated with clinical trial enrollment rates and the risks inherent in the development process, we are unable to determine the duration and completion costs of the current or future clinical trials of our product candidates or if, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate we will need to raise additional capital or may seek additional partnerships in the future in order to complete the development and commercialization of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services. We expect that general and administrative expenses may increase in the future as we advance our development programs further. In addition, general and administrative costs are expected to reflect increased costs associated with our becoming a public reporting company. We have incurred $2.4 million one‑time costs in 2013 associated with our Initial Public Offering, consisting primarily of legal, accounting and underwriter fees which have been netted against IPO proceeds.

Other Income (Expense), Net

For the year ended December 31, 2014, other income (expense), net consists primarily of interest expense and interest income. For the year ended December 31, 2013 other income (expense), net consisted primarily of interest expense incurred on our convertible promissory notes issued in 2009 and 2010, interest income and miscellaneous gains and losses on the sale of excess equipment and a loss of $48.6 million we recognized on the exchange of the convertible notes for preferred stock as described further in Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10‑K.

Critical Accounting Policies Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value‑based measurement of stock‑based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

While our significant accounting policies are described in more detail in Note 1 to our financial statements included elsewhere in this Annual Report on Form 10‑K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We have, to date, earned revenue from research collaborations, which may include research and development services, licenses of our internally‑developed technologies, or a combination of both. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, transfer of or access to technology has been completed or services have been rendered, our price to the customer is fixed or determinable, and collectability is reasonably assured. The terms of our license and research and development agreements include nonrefundable upfront payments, research funding, and license fees, milestone and other contingent payments to us for the achievement of defined collaboration objectives, and certain clinical, regulatory and sales‑based events, as well as royalties on sales of any commercialized products. The terms of our licensing agreements generally include non‑refundable upfront fees, annual licensing fees and contingent payments and milestones for the achievement of pre‑defined preclinical, clinical, regulatory and sales‑based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

Multiple‑Element Revenue Arrangements

Certain of our product development partnership and technology license agreements represent multiple‑element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand‑alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple‑element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor‑specific objective evidence (VSOE) of selling price, if available, or third‑party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third‑party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The basis of our estimate of selling price is the arm’s length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate’s potential market size, the product candidate’s stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate’s likelihood of success at various development stages. The most common deliverable is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. The upfront payments, annual license fees, milestones and royalties relate to these licenses and/or options and depend on the product‑specific factors described above. The other significant deliverable is research and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third‑party contract research organizations necessary to support the services.

We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates and our research and development services, since we do not have VSOE or third‑party evidence of selling for these deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple‑element revenue arrangements may include the following:

•

License Arrangements:  The deliverables under our product development partnership and technology license agreements generally include exclusive or non‑exclusive licenses to one or more of our technologies. The technologies can be applied to a collaborator’s product candidates for discovery, development, manufacturing and commercialization. We will also enter into agreements for the exclusive or non‑exclusive licenses to our internally developed product candidates. To account for this element of the arrangement, we evaluate whether the exclusive or non‑exclusive license has standalone value apart from the undelivered elements to the collaborator, which may include research and development services or options for commercial licenses, based on the consideration of the facts and circumstances of each arrangement, including the research and development capabilities of the collaborator and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if the facts and circumstances indicate the license has standalone value apart from the undelivered elements. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting. In those circumstances we recognize revenue from non‑refundable upfront fees in the same manner as the undelivered item(s), which is generally the period over which we provide research and developments services.

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

Milestone Revenue

 Our product development partnership and technology license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales‑based milestone that are based solely upon the performance of the licensor or collaborator. Research, development and regulatory contingent contractual payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales‑based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels.

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

We recognize any payment that is contingent upon the achievement of a milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part on either on our performance, or the performance of our collaborators, or the occurrence of a specific outcome resulting from our past performance for which there is a substantive uncertainty at the date the arrangement is entered into that the event will be achieved.

Capitalized Intellectual Property Costs

We capitalize and amortize third‑party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The total capitalized patents, licenses and other intangible assets as of December 31, 2014 and 2013 was $9.1 million and $8.8 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

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

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in‑process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs are being amortized. We recorded a charge for abandoned intangible assets of $509,000, $205,000 and $388,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Such charges are reflected in the General and Administrative section of our Statement of Operations.

We determine if there has been an impairment of our intangible assets which include the capitalized patent and licensing costs whenever events such as recurring operating losses or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluated the undiscounted cash flows related to the patent portfolio and determined that the future undiscounted cash flows exceeded the carrying value of the assets as of December 31, 2014. We individually evaluated the undiscounted cash flows and the potential for impairment for the four technology categories of our patent assets (IIb, ADCC, Xtend and bi‑specific) by modeling the cash flows from our lead internal product development program XmAb7195 and licensed programs that use each particular category of patent asset. We used multiple published sources of pharmaceutical development‑stage product failure rates to estimate failure rates at each stage of clinical development in order to apply a probability weighting to cash flows for each internal and licensed program.

Preferred Stock Financing and Note Conversion Agreement

In June 2013, our Board of Directors and the requisite holders of the Notes and requisite holders of our preferred stock, agreed to exchange the Notes and their shares of Preferred Series A ‑ E for shares of Series A‑1 convertible preferred stock. Our Board of Directors and stockholders also authorized a sale of up to $10.0 million in shares of Series A‑1 convertible preferred stock to our existing stockholders at a purchase price of $1.36 per share.

This series of transactions, as described further above, was between us and our existing stockholders. Under applicable accounting guidance, the exchange of convertible promissory notes (the “Notes”) for shares of preferred stock was treated as an extinguishment of debt and we recognized a loss on the Note exchange of $48.6 million for the year ended December 31, 2013. The exchange of shares of Preferred Series A ‑ E for shares of Series A‑1 convertible Preferred stock was treated as a redemption of the shares of Preferred Series A ‑ E and we recognized a deemed contribution to equity of $140.6 million (net of original issuance costs of $3.0 million related to shares of Preferred Series A ‑ E) for the year ended December 31, 2013.

Both the loss on the exchange of the Notes and the deemed contribution from the exchange of Preferred Series A ‑ E were based on our estimate of the per share fair value of the shares of Series A‑1 convertible preferred stock of $1.54. This estimate was determined in accordance with the guidelines under FASB ASC 718 and ASC 820.

On September 23, 2013 we sold 1,766,430 additional shares of Series A‑1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A‑1 convertible preferred stock to be $4.7 million based on a per share fair value of $2.69, which was based upon an estimate of the enterprise value of the Company using a projected offering price in an initial public offering, and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A‑1 convertible preferred stock and the fair value of the shares.

Stock Split and Conversion of Preferred Stock

On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1‑for‑1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as‑if‑converted basis, and per‑share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

On December 3, 2013, our registration statement related to our initial public offering became effective and all outstanding shares of preferred stock were converted to common on a 1‑for‑1 basis. Upon the effectiveness of our initial public offering, 49,671,392 shares of Series A‑1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A‑2 preferred stock converted into 597,359 shares of common stock.

Cross License with Related Party

In December 2012, we entered into a Cross‑License Agreement with MedImmune, LLC (MedImmune), one of our 5% or greater stockholders at the time of the transaction. We provided MedImmune with a research license to one of our technologies and options to a limited number of worldwide, royalty‑free exclusive licenses, subject to review and approval by us. In exchange, MedImmune provided us with a worldwide, non‑exclusive, royalty‑free license to certain patent rights. The transaction is a non‑monetary transaction as provided under applicable accounting guidelines.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;
•	contract manufacturers in connection with the production of and testing of clinical trial materials; and
•	vendors in connection with preclinical development activities.

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

Net Operating Loss Carryforwards and Research and Development Tax Credits

As of December 31, 2014, we had cumulative net operating loss carryforwards for federal and state income tax purposes of approximately $169.2 million and $134.2 million, respectively, and available tax credit carryforwards of approximately $15.2 million for federal income tax purposes and $11.5 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2019, state net operating losses expire starting in 2015 and, federal tax credit carryforwards expire starting in 2033.Upon analysis, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax operating loss and tax credit carryforwards have been limited.

Valuation of Stock‑Based Compensation

We record the fair value of stock options and shares issued under our Employee Stock Purchase Plan (ESPP) to employees as of the grant date as compensation expense over the service period. We recognize compensation expense over the requisite service period, which is equal to the vesting period. For non‑employees, we also record the fair value of stock options as of the grant date as compensation expense over the service period. We then periodically re‑measure the awards to reflect the current fair value at each reporting period until the non‑employee completes the performance obligation or the date on which a performance commitment is reached. Expense is recognized over the related service period.

We calculate the fair value of stock‑based compensation awards using the Black‑Scholes option‑pricing model. The Black‑Scholes option‑pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock underlying common stock on the date of grant

Common Stock Fair Value

We recognize stock‑based compensation expense in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The fair value of stock‑based payments is estimated, on the date of grant, using a Black‑ Scholes model. The resulting fair value is recognized on a straight‑line basis over the requisite service period, which is generally the vesting period of the option. For shares issued under the ESPP the service period is the purchase period. The use of a Black‑Scholes model requires us to apply judgment and make assumptions and estimates that include the following:

•

Fair Value of Common Stock—Prior to our Initial Public Offering on December 3, 2013, our Board of Directors determined the fair value of the common stock. The Board of Directors made determinations of fair value based, in part, upon contemporaneous valuations to determine fair value. The contemporaneous valuations were performed in accordance with applicable methodologies, approaches and assumptions of the technical practice‑aid issued by the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately‑Held Company Equity Securities Issued as Compensation.

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

•	Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future.
•	Risk‑Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.
•

Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be between five and six years. We use a simplified method to calculate the average expected term.

•

Expected Forfeiture Rate—The forfeiture rate is the estimated percentage of options granted that is expected to be forfeited or canceled on an annual basis before becoming fully vested. We use published surveys of employee retention rates of similar peer companies to estimate pre-vesting option forfeitures.

Results of Operations

Comparison of the Year Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the year ended December 31, 2014 and 2013 (in millions):

	Year Ended
	December 31,
	2014	2013	Change
Revenues:
Research collaboration	$7.1	$2.3	$4.8
Licensing	1.9	2.3	(0.4)
Milestone	0.5	5.6	(5.1)
Total revenues	9.5	10.2	(0.7)
Operating expenses:
Research and development	18.5	17.0	1.5
General and administrative	7.4	3.7	3.7
Total operating expenses	25.9	20.7	5.2
Other income (expense), net	—	(49.8)	49.8
Net loss	$(16.4)	$(60.3)	$43.9

Research Collaboration Revenues

Research collaboration revenues were $7.1 million in 2014, compared to $2.3 million in 2013, an increase of $4.8 million. The increase in collaboration revenue in 2014 compared to 2013 reflects $5.2 million of additional revenue recognized upon the termination of our collaboration agreement with Amgen.

Licensing Revenues

Licensing revenues were $1.9 million in 2014 compared to $2.3 million in 2013, a decrease of $0.4 million. The decrease is primarily due to a licensing agreement with Merck that provided a $1.0 million payment in 2013 offset by an increase in licensing revenue of $0.5 million in 2014 recognized under the CSL agreement.

Milestone Revenues

Milestone and contingent payments were $0.5 million in 2014 compared to $5.6 million in 2013, a decrease of $5.1 million. The decrease is primarily due to receiving contractual milestones in 2013 from MorphoSys and CSL of $3.0 million and $2.1 million, respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2014 and 2013, (in millions):

	Year Ended
	December 31,
	2014	2013	Change
Product programs:
XmAb5871	$4.1	$7.7	$(3.6)
XmAb7195	5.5	5.5	(0.0)
XmAb5574/MOR208	—	0.4	(0.4)
Bispecific	5.1	—	5.1
Other	3.8	3.4	0.4
Total research and development expense	$18.5	$17.0	$1.5

Research and development expenses were $18.5 million for the year ended December 31, 2014 compared to $17.0 million for the same period in 2013, an increase of $1.5 million. Spending on the XmAb5871 and XmAb5574 programs decreased during the year ended December 31, 2014 compared to 2013, while spending on the XmAb7195 and bispecific programs increased during the same years. The $3.6 million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product and reduced clinical trial costs with completion of the Phase 1b/2a trail at the end of 2014. There was a $0.4 million decrease in costs associated with the XmAB5574 program related to completion of the Phase 1 trial in 2013. There was an increase in spending of $5.1 million on our bispecific program that included spending on preclinical studies, cell line development and initial manufacturing work for our lead bispecific development candidate, XmAb14045.

General and Administrative Expenses

General and administrative expenses were $7.4 million and $3.7 million for the year ended December 31, 2014 and 2013, respectively, an increase of $3.7 million. The increase is primarily due to costs related to additional hiring of legal and accounting personnel and costs associated with being a publicly traded company of $1.6 million, an increase in compensation costs of approximately $1.2 million, an increase in professional fees including business development and marketing research expenses of $0.4 million and abandoned patents and licenses of $0.5 million.

Other Income (Expense), Net

Other income (expense), net was $35,000 for the year ended December 31, 2014 compared to $(49.8) million for the same period in 2013. The change reflects interest expense on the convertible promissory notes in 2013 as well as the loss of $48.6 million from the exchange of such notes to convertible preferred stock with no corresponding charge in 2014.

Comparison of the Years Ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012 (in millions):

	Years Ended
	December 31,
	2013	2012	Change
Revenues:
Research collaboration	$2.3	$3.8	(1.5)
Licensing	2.3	2.1	0.2
Milestone	5.6	3.6	2
Total revenues	10.2	9.5	0.7
Operating expenses:
Research and development	17.0	12.7	4.3
General and administrative	3.7	3.1	0.6
Total operating expenses	20.7	15.8	4.9
Other income (expense), net	(49.8)	(2.3)	(47.5)
Net loss	$(60.3)	$(8.6)	$(51.7)

Research Collaboration Revenues

Research collaboration revenues were $2.3 million in 2013 compared to $3.8 million in 2012, a decrease of $1.5 million. The decrease in collaboration revenue in 2013 compared to 2012 is due primarily to lower revenue earned under our collaboration agreement with MorphoSys in 2013.

Licensing Revenues

Licensing revenues were $2.3 million in 2013 compared to $2.1 million in 2012, an increase of $0.2 million. The increase in licensing revenue is primarily due to a new licensing agreement with Merck that provided a $1.0 million payment offset by a decrease in licensing revenue recognized under the MedImmune transaction in 2012.

Milestone and Contingent Payments

Milestone and contingent payments were $5.6 million in 2013 compared to $3.6 million in 2012, an increase of $2.0 million. The increase is primarily due to receiving a contractual milestone from MorphoSys of $3.0 million payment offset by a decrease in contractual milestone payment received from Boehringer Ingelheim of $1.2 million in 2012 with no corresponding milestone payment in 2013.

Research and Development Expenses

Research and development expenses were $17.0 million for the year ended December 31, 2013 compared to $12.7 million for the same period in 2012, an increase of $4.3 million. The increase is primarily due to a $2.6 million increase in costs associated with the XmAb5871 program, primarily due to increases in clinical trial costs for CROs and site costs and manufacturing of drug product, which reflects the advancing stage of development of the program from Phase 1a to initiation of the Phase 1b trial of a Phase 1b/2a clinical trial in 2013. There were also increased manufacturing costs associated with the XmAb5871 program during 2013. Approximately $2.9 million of the increased costs are associated with the XmAb7195 program, including manufacturing drug product and IND‑enabling toxicology studies, resulting from the advancement of the program as we plan to file an IND and begin clinical trials in the first half of 2014. The costs for the Xmab5574/MOR208 program, which is conducted under our MorphoSys collaboration, declined by $1.1 million as we neared completion of the Phase 1 clinical trial at the end of 2012, which completed our development obligations under the MorphoSys agreement.

General and Administrative Expenses

General and administrative expenses were comparable at $3.7 million and $3.1 million for the year ended December 31, 2013 and 2012, respectively, an increase of $0.6 million. The increase is primarily due to an increase in compensation costs and professional fees in 2013 over 2012.

Other Income (Expense), Net

Other income (expense), net was $(49.8) million for the year ended December 31, 2013 compared to $(2.3) million for the same period in 2012, an increase of $47.5 million. The increase reflects the loss on conversion of the convertible promissory notes for Series A‑1 preferred stock in the second quarter of 2013 of $48.6 million.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through proceeds from our public offering, private sales of our equity, convertible notes and payments received under our product development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidates XmAb5871 and XmAb7195 as well as our bispecific development candidate, XmAb104045, evaluate opportunities for the potential clinical development of our other pre‑clinical programs, and continue our research efforts.

At December 31, 2014, we had $54.7 million of cash and cash equivalents compared to $78.0 million at December 31, 2013. Based on our current operating plan we expect to have approximately $28.0 million at the end of 2015 and we believe that our current cash and cash equivalents are sufficient to carry out our planned clinical development and operating plans through the end of 2016.

Plan of Operations and Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third‑party manufacturing services, third‑party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by:
Operating activities	$(21,351)	$(5,453)	$(11,052)
Investing activities	(2,283)	(1,278)	(1,161)
Financing activities	308	82,394	(12)
Net increase (decrease) in cash and cash equivalents	$(23,326)	$75,663	$(12,225)

Operating Activities

Cash used in operating activities for the year ended December 31, 2014 was $21.4 million compared to cash used in operations of $5.5 million for the year ended December 31, 2013, an increase of $15.9 million. The increase in cash used for the year ended December 31, 2014 is primarily due to an increase in accounts receivable balance of $3.2 million, a decrease in our accounts payable and accrued expense balances of $2.7 million as well as a decrease in deferred revenue balance of $7.3 million and a loss of the exchange of convertible notes of $48.6 million offset by a decrease in our net loss of $43.8 million.

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

Investing Activities

Investing activities consist primarily of purchases of intangible assets, capitalization of patent and licensing costs, purchases of property and equipment and proceeds on the sale of used equipment. Investing activities used cash of $2.3 million and $1.3 million for the years ended December 31, 2014 and 2013 respectively. We acquired $1.5 million of intangible assets in the year ended December 31, 2014 and $1.2 million for each of the years ended December 31, 2013 and 2012. We purchased $780,000 of capital equipment for the year ended December 31, 2014 compared to $136,000 for the same period in 2013. This increase is primarily related to additional capital spending on laboratory and office equipment.

Financing Activities

Net cash provided by financing activities consist primarily of proceeds of $317,000 from the issuance of common stock upon the exercise of stock awards and purchases under the Employee Stock Purchase Plan during the year ended December 31, 2014.

Financing activities for the year ended December 31, 2013 consist primarily of net proceeds of $72.5 million from the sale of common stock as a result of the our Initial Public Offering which occurred in the fourth quarter of 2013 and $10.0 million in proceeds from the sale of 7,352,940 of preferred Series A‑1 stock, offset by payments on capital lease obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facility(1)	$2,987	$398	$598	$547	$1,444
Capital lease obligations	2	2	—	—	—
Total	$2,989	$400	$598	$547	$1,444

(1)

Consists of operating leases on our corporate headquarters in Monrovia and on our San Diego offices encompassing 24,000 square feet and 2,408 square feet that expire in June 2020 and August 2016 respectively. In January 2015, we entered into a new lease agreement for the Monrovia facility; the new lease includes total payments over the term of $2.8 million. See Subsequent Events Note for further details.

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements.

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

New Accounting Pronouncement

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Item 8.  Financial Statements and Supplementary Data

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Xencor, Inc.

Monrovia, California

We have audited the accompanying balance sheets of Xencor, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xencor, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

February 20, 2015

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$54,649	$77,975
Accounts receivable	2,966	59
Prepaid expenses and other current assets	134	60
Total current assets	57,749	78,094
Property and equipment
Computers, software and equipment	4,270	3,514
Furniture and fixtures	97	89
Leasehold improvements	3,086	3,081
Less accumulated depreciation and amortization	(6,554)	(6,377)
Property and equipment, net	899	307
Other assets
Patents, licenses, and other intangible assets, net	9,116	8,814
Other assets	59	100
Total other assets	9,175	8,914
Total assets	$67,823	$87,315
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,691	$2,633
Accrued expenses	2,251	1,393
Current portion of deferred revenue	2,254	3,444
Current portion of capital lease obligations	—	9
Total current liabilities	6,196	7,479
Deferred revenue, less current portion	2,337	6,302
Capital lease obligations, less current portion	—	1
Total liabilities	8,533	13,782
Commitments and contingencies (see note 7)
Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares; 31,434,272 issued and outstanding shares at December 31, 2014 and 31,354,467 issued and outstanding at December 31, 2013	314	314
Additional paid-in capital	302,969	300,790
Accumulated deficit	(243,993)	(227,571)
Total stockholders’ equity	59,290	73,533
Total liabilities and stockholders’ equity	$67,823	$87,315

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2014	2013	2012
Revenue
Collaborations, licenses and milestones, (including related party revenue of zero for 2014 and 2013 and $0.75 million for 2012, respectively)	$9,520	$10,172	$9,524
Operating expenses
Research and development (including equity-based compensation of $1,013, $158 and $11 for 2014, 2013 and 2012, respectively)	18,516	17,000	12,668
General and administrative (including equity-based compensation of $848, $40 and $18 for 2014, 2013 and 2012, respectively)	7,461	3,692	3,086
Total operating expenses	25,977	20,692	15,754
Loss from operations	(16,457)	(10,520)	(6,230)
Other income (expenses)
Interest income	33	14	11
Interest expense	(9)	(1,213)	(2,461)
Other income	11	16	86
Loss on settlement of convertible promissory notes	—	(48,556)	—
Total other income (expenses), net	35	(49,739)	(2,364)
Net loss	(16,422)	(60,259)	(8,594)
Net deemed contribution on exchange and sale of preferred stock	—	144,765	—
Net income (loss) attributable to common stockholders	$(16,422)	$84,506	$(8,594)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.52)	$34.18	$(118.86)
Diluted	$(0.52)	$(3.85)	$(118.86)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	31,390,631	2,472,581	72,302
Diluted	31,390,631	15,645,789	72,302

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A		Series B		Series C		Series D		Series E		Series A-1		Series A-2
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
Mezzanine Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2011	857,792	$3,550	1,328,941	$12,375	2,416,281	$50,000	7,936,483	$20,000	25,245,566	$60,841	—	$—	—	$—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2012	857,792	3,550	1,328,941	12,375	2,416,281	50,000	7,936,483	20,000	25,245,566	60,841	—	—	—	—
Series A-1 shares issued in exchange of convertible notes	—	—	—	—	—	—	—	—	—	—	45,902,321	70,689	—	—
Exchange of Series A-E Preferred for Series A-1 preferred	(857,792)	(3,550)	(1,328,941)	(12,375)	(2,416,281)	(50,000)	(7,936,483)	(20,000)	(25,245,566)	(60,841)	1,977,137	3,045	—	—
Exchange of Series A-1 preferred for Series A-2 preferred	—	—	—	—	—	—	—	—	—	—	(5,561,006)	(8,563)	1,851,814	1,075
Sale of Series A-1 preferred	—	—	—	—	—	—	—	—	—	—	7,352,940	13,355	—	—
Exchange of Series A-1 and A-2 preferred for common stock	—	—	—	—	—	—	—	—	—	—	(49,671,392)	(78,526)	(1,851,814)	(1,075)
Balance, December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

	Common Stock		Additional		Total
			Paid	Accumulated	Stockholders’
Stockholders’ Equity (Deficit)	Shares	Amount	in-Capital	Deficit	Equity (Deficit)
Balance December 31, 2011	72,302	$1	$1,014	$(158,718)	$(157,703)
Net loss	—	—	—	(8,594)	(8,594)
Stock-based compensation	—	—	29	—	29
Balance, December 31, 2012	72,302	1	1,043	(167,312)	(166,268)
Deemed contribution on exchange of Series A-E Preferred Stock for Series A-1	—	—	143,681	—	143,681
Deemed contribution on exchange of Series A-1 preferred for Series A-2 preferred	—	—	7,489	—	7,489
Deemed dividend on sale of Series A-1 preferred	—	—	(3,429)	—	(3,429)
Exchange of Series A-1 and A-2 preferred for common stock	16,620,274	166	79,435	—	79,601
Sale of common stock, net of issuance cost	14,639,500	146	72,361	—	72,507
Issuance of common stock upon exercise and vesting of stock awards	22,391	1	12	—	13
Net loss	—	—	—	(60,259)	(60,259)
Stock-based compensation	—	—	198	—	198
Balance, December 31, 2013	31,354,467	314	300,790	(227,571)	73,533
Issuance of common stock upon exercise and vesting of stock awards	15,941	—	11	—	11
Issuance of common stock under the Employee Stock Purchase Plan	63,864	—	307	—	307
Net loss	—	—	—	(16,422)	(16,422)
Stock-based compensation	—	—	1,861	—	1,861
Balance, December 31, 2014	31,434,272	$314	$302,969	$(243,993)	$59,290

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(16,422)	$(60,259)	$(8,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	882	711	527
Stock-based compensation	1,861	198	29
Abandonment of capitalized intangible assets	509	205	388
Gain from non-monetary exchange	—	—	(754)
Gain on disposal of assets	(2)	(16)	(86)
Loss on exchange of notes for preferred stock	—	48,556	—
Accrued interest on convertible promissory notes	—	1,211	2,456
Changes in operating assets and liabilities:
Accounts receivable	(2,907)	293	(325)
Prepaid expenses and other current assets	(73)	115	(90)
Other assets	41	(20)	15
Accounts payable	(943)	1,319	(522)
Accrued expenses	859	109	460
Deferred revenue	(5,156)	2,125	(4,556)
Net cash used in operating activities	(21,351)	(5,453)	(11,052)
Cash flows from investing activities
Purchase of intangible assets	(1,505)	(1,158)	(1,217)
Purchase of property and equipment	(780)	(136)	(41)
Proceeds from sale of property and equipment	2	16	97
Net cash used in investing activities	(2,283)	(1,278)	(1,161)
Cash flows from financing activities
Preferred stock issuance cost	—	(116)	—
Proceeds from sale of Series A-1preferred stock	—	10,000	—
Proceeds from issuance of common stock upon exercise of stock awards	9	13	—
Proceeds from issuance of common stock from Employee Stock Purchase Plan	307	—	—
Proceeds from sale of common stock	—	80,517	—
Payments of Initial Public Offering costs	—	(8,010)	—
Payments on capital lease obligations	(8)	(10)	(12)
Net cash provided by (used in) financing activities	308	82,394	(12)
Net increase (decrease) in cash and cash equivalents	(23,326)	75,663	(12,225)
Cash and cash equivalents, beginning of year	77,975	2,312	14,537
Cash and cash equivalents, end of year	$54,649	$77,975	$2,312
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$9	$1	$3
Taxes	$1	$—	$—
Supplemental Schedule of Noncash Investing Activities
Capitalization of licensing rights acquired in non-monetary exchange	$—	$—	$754
Equipment acquired under capital lease	$—	$—	$22
Supplemental Schedule of Noncash Financing Activities
Settlement of notes payable for preferred stock	$—	$22,134	$—

See accompanying notes to the financial statements.

Xencor, Inc.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life‑threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer, and other conditions. We focus on the portion of the antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, are applied to our pipeline of antibody‑based drug candidates to increase immune inhibition, improve cytotoxicity, extend half‑life and most recently bispecific antibodies.

Our operations are based in Monrovia and San Diego, California. We operate in one segment.

Basis of Presentation

The Company’s financial statements as of December 31, 2014, and 2013 and for the years then‑ended have been prepared in accordance with accounting principles generally accepted in the United States.

Reverse Stock Split and Conversion of Preferred Stock

On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1‑for‑1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as‑if‑converted basis, per‑share data and share prices and exercise prices in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Each 3.1 shares of convertible preferred stock was convertible, at the stockholder’s option, into one share of common stock. Additionally, each share of convertible preferred stock was automatically converted into common stock, at the then‑effective conversion rate upon the effective date of a registration statement filed with the SEC under the Securities Act or Exchange act.

On December 3, 2013, our registration statement on Form S‑1 related to our initial public offering became effective and 49,671,392 shares of Series A‑1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A‑2 preferred stock converted into 597,359 shares of common stock.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

after December 15, 2016 and will replace most of the existing revenue recognition guidance within the United States GAAP. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. Early adoption is not permitted.

The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

Revenue Recognition

We have, to date, earned revenue from research collaborations, which may include research and development services, licenses of our internally‑developed technologies, or a combination of both. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer or access of technology has been completed or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured.

The terms of our license and research and development agreements generally include nonrefundable upfront payments, research funding, license fees and, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales‑based events, as well as royalties on sales of any commercialized products.

The terms of our licensing agreements include non‑refundable upfront fees, annual licensing fees, and contractual payment obligations for the achievement of pre‑defined preclinical, clinical, regulatory and sales‑based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

Multiple‑Element Revenue Arrangements.  Certain of our collaboration and license agreements represent multiple‑element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand‑alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each elements’ relative selling price. The identification of individual elements in a multiple‑element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor‑specific objective evidence (VSOE) of selling price, if available, or third‑party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third‑party evidence is available.

Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates, since we do not have VSOE or third‑party evidence of selling for these deliverables. The basis of our estimate of selling price is the arm’s length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate’s potential market size, the product candidate’s stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate’s likelihood of success at various development stages. The most common deliverable is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. The upfront payments, annual license fees, contingent payments, milestones and royalties relate to these licenses and/or options and depend on the product‑specific factors described above. The other significant deliverable is research and development services and the

Xencor, Inc.

Notes to Financial Statements (Continued)

price for these depends on estimates for our personnel and supply costs and the costs of third‑party contract research organizations necessary to support the services.

We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple‑element revenue arrangements may include the following:

•

License arrangements.    The deliverables under our collaboration and license agreements generally include exclusive or non‑exclusive licenses to one or more of our technologies. The technologies can be applied to a collaborator’s product candidates for discovery, development, manufacturing and commercialization. We will also enter into agreements for the exclusive or non‑exclusive licenses to our internally developed product candidates. To account for this element of the arrangement, we evaluate whether the exclusive or non‑exclusive license has standalone value apart from the undelivered elements to the collaboration partner, which may include research and development services or options for commercial licenses, based on the consideration of the facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if the facts and circumstances indicate the license has standalone value apart from the undelivered elements. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting. In those circumstances we recognize revenue from non‑refundable upfront fees in the same manner as the undelivered item(s), which is generally the period over which we provide research and developments services.

•

Research and Development Services.  The deliverables under our collaboration and license arrangements may include research and development services we perform on behalf of or with the collaboration partner. As the provision of research and development services is an integral part of our operations and we may be principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as we perform those services. Additionally, we recognize research related funding under collaboration research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms.

Milestone Revenue.  Our collaboration and license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales‑based milestones that are based solely upon the performance of the licensor or collaborator. Research, development and regulatory contingent contractual payments and milestone payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales‑based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels.

At the inception of each arrangement that includes contingent contractual payments, we evaluate whether each potential payment and milestone is substantive and at risk to both parties based on the basis of the contingent nature of the milestone event. We evaluate factors such as scientific, regulatory, commercial and other risks that we must overcome to achieve the respective milestone event, whether the contractual payments due at each milestone event is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment and whether the contingent contractual payment relates solely to past performance. Additionally, certain of our product development and technology license arrangements may include milestone payments related to the achievement of specific research and development milestones, which are achieved in whole or in part on our performance.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Collaborative Research and Licensing Agreements

Novo Nordisk A/S

In December 2014, we entered into a Collaboration and License Agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement, we granted Novo a research license to use certain Xencor technologies including our bispecific, IIb, Xtend and others during a two year research term. We will provide research support for four FTE’s in collaboration with Novo to apply our technologies to Novo provided targets to identify compounds with improved properties. Novo has an option to extend the research term for another twelve months upon written notice to us and payment of another year of research funding. At the end of the research term, Novo will have a commercial license to develop and commercialize any new targets identified during the research term.

Under the agreement, in January 2015, we received an upfront payment of $2.5 million and we will receive research funding of $1.6 million per year over the research term. We are also eligible to receive $2.0 million in milestone payments upon the successful completion of certain projects during the research term. In addition, if Novo identifies a compound from the collaboration to advance into clinical development, we are eligible to receive future development, regulatory and commercial milestone payments and royalties. The potential future milestones total $167.3 million and include $36.3 million in development milestones, $51.0 million in regulatory milestones and $80.0 million in sales milestones.

We determined that the deliverables under the arrangement were the research license to our technologies and the research support. We believe that the research support and the technologies are integral to each other and are not separate units of accounting. The commercial license did not have standalone value at inception of the arrangement due to the uncertainty of identifying a commercial target.

At inception of the arrangement, we determined that consideration under the agreement is represented by the upfront payment and the research funding and we are recognizing the $2.5 million upfront payment as income over the two year research term. The research funding is being recognized into income over the period that the services are being provided. We determined that future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones.

During the year ended December 31, 2014 we recognized $0.1 million in revenue related to the arrangement; as of December 31, 2014 we have $2.9 million in deferred revenue related to the agreement.

 MorphoSys Ag

In June 2010, we entered into a Collaboration and License Agreement with MorpohSys AG (MorphoSys), which we subsequently amended in March 2012. The agreement provided us an upfront payment of $13.0 million in exchange for an exclusive worldwide license to our patents and know‑how to research, develop and commercialize our XmAb5574 product candidate (subsequently renamed MOR208) with the right to sublicense under certain conditions. Under the agreement, we agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208. We determined that the arrangement was one with multiple deliverables and we identified the multiple elements in the agreement as the license of XmAb5574/MOR208 and the research and development services provided by us for the initial Phase 1 clinical trial. If certain developmental, regulatory and sales milestones are achieved, we are eligible to

Xencor, Inc.

Notes to Financial Statements (Continued)

receive future milestone payments and royalties. We determined that the future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones. Our responsibility with respect to the collaboration services is limited to completion of the Phase 1 clinical trial. MorphoSys is responsible all further development of XmAb5574/MOR208.

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

The total revenue recognized under this arrangement was zero,  $3.0 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we have no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, we entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five‑year research term under the agreement, up to completion of the first multi‑dose human clinical trial for each target compound. Alexion may extend the research term for an additional three years upon written notice to us and payment of an extension fee of $2.0 million. Alexion is responsible for conducting all research and development activities under the agreement at its own expense.

In addition, we granted to Alexion an exclusive option, on a target‑ by‑target basis, to obtain an exclusive commercial, worldwide, royalty‑ bearing license, with sublicensing rights, under our Xtend technology to develop and commercialize products that contain the target for which the option is exercised. In order to exercise this option, Alexion must pay a $4.0 million option fee with respect to each target for which the option is exercised. Alexion may exercise this option at any time during the research term but must exercise it prior to initiating a second clinical trial with a target that includes our technology.

Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. In addition, if certain development, regulatory and commercial milestones are achieved, we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target‑by‑target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑ country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

Absent early termination, the term of the agreement will continue until the expiration of Alexion’s royalty payment obligations or until the expiration of the research term if Alexion has not exercised its option for a product license under the agreement. Either party may terminate the agreement for a material breach of the agreement by the other party if such breach remains uncured for 60 days, or 30 days in the case of a non‑payment breach. Alexion may terminate the agreement without cause on a target‑by‑target basis upon 90 days’ advance written notice to us.

Xencor, Inc.

Notes to Financial Statements (Continued)

The total revenue recognized under this arrangement was $1.0 million and $0.9 million for the years ended December 31, 2014 and 2013 respectively. As of December 31, 2014 we have deferred revenue related to this agreement of $1.6 million.

Amgen, Inc.

In December 2010, we entered into a Collaboration and Option Agreement with Amgen, Inc. (Amgen), pursuant to which we agreed to collaborate with Amgen to research, develop and commercialize XmAb5871 and products based thereon. Under the agreement, we granted to Amgen an option to acquire an exclusive license to research, develop, manufacture and commercialize XmAb5871 and certain related products worldwide, which option is exercisable by Amgen only after Amgen’s (1) notification to us that it is electing to exercise the option and (2) payment of an option exercise fee to us during the option period under the agreement. The term of the option began at the effective date of the Agreement and expires 90 days after delivery of the data from a Phase 2 proof‑of‑concept (POC) clinical trial. During the option period and prior to Amgen exercising its option under the agreement, we retain ownership of the compound and are responsible for all clinical development of the compound through completion of the Phase 2 POC clinical trial and delivery of the clinical study data for the POC clinical trial. We received a nonrefundable upfront payment of $11.0 million upon execution of the agreement and a $2.0 million payment in January 2013 upon initiation of a Phase 1b trial. We determined that substantially all of the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones.

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

We have determined that the termination results in a cancellation of all our obligations to Amgen under the Collaboration Agreement. We have evaluated the terms of the ROFN and determined that it has de minimis value because Amgen’s rights under the ROFN are limited to an exclusive negotiating period of a short duration and there is no bargain element in the ROFN. As a result of the termination, we have recognized $5.2 million of income which represents the balance of the deferred revenue related to the agreement at the time of the termination.

Xencor, Inc.

Notes to Financial Statements (Continued)

The total revenue recognized under this arrangement was $6.9 million, $2.2 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 we have no deferred revenue related to this agreement.

MedImmune LLC

In December 2012, we entered into a Cross‑License Agreement with MedImmune, LLC (MedImmune). Under the agreement we provided MedImmune with a non‑exclusive research license to certain technology and options to acquire commercial licenses to a limited number of compounds. In exchange, MedImmune provided us with a worldwide, non‑exclusive, royalty‑free license and sub‑license to certain U.S. patent rights granted to MedImmune. We determined that the exchange is a non‑monetary transaction as provided under ACS 845‑10, Non‑Monetary Transactions. The transaction did not include any cash proceeds and only the exchange of intellectual property rights between the two companies.

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

Boehringer Ingelheim International GmbH

In 2007 we entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, we provided BI with a three‑year research license to one of our technologies and commercial options. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to two compounds. Upon exercise of an option to a commercial license, we are eligible to receive future milestone payments and royalties. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones. The upfront payment and the annual license fees are being recognized ratably into income over the research license term which expired in 2011 and payments for the commercial options were recognized in the period the commercial option was exercised since the options were contingent and substantive. During 2012, BI advanced a compound that incorporates our technology into clinical development and we received a milestone payment of $1.2 million and recognized the payment as revenue in the period the milestone event occurred. No revenue related to this arrangement was recognized in 2014 or 2013. There is no deferred revenue related to this agreement at December 31, 2104.

Janssen, Research & Development, LLC

In 2009 we entered into a Research License and Option Agreement with Janssen, Research & Development, LLC (Janssen). Under the agreement, we provided Janssen with non‑exclusive research license and options for exclusive commercial licenses to apply our technology to their compounds. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to three compounds. Upon exercise of an option, we are eligible to receive future milestone and royalty payments. We determined that the options and future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the options or milestones. The upfront payment of $1.0 million received at

Xencor, Inc.

Notes to Financial Statements (Continued)

inception and the annual research license renewal payments are being recognized as revenue recorded ratably over the two‑year term of the research license. During 2012, we recognized total revenue of $1.4 million consisting of $0.9 million in research license revenue and $0.5 million for the exercise of a commercial option. No revenues related to this arrangement were recognized in 2014 and 2013. There is no deferred revenue related to this agreement at December 31, 2104.

CSL Limited

In 2009 we entered into a Research License and Commercialization Agreement with CSL Limited (CSL-2009). Under the agreement, we provided CSL with a research license to one of our technologies and up to five commercial options. The upfront payment of $0.75 million received at inception and the annual research license renewal payments were   recognized as revenue ratably over the five‑year term of the research license. During 2012, we recognized total revenue of $1.8 million consisting of $0.3 million in annual research license revenue and $1.5 million in milestone payments. We identified the deliverables under the agreement at inception as the five‑year research licenses and options to acquire commercial licenses.

In May 2013, we entered into an amendment to a February 2009 Research License and Commercialization Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for a  product in development. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expires in February 2014 and four additional options to take commercial licenses through the term of the research period. The options were considered to be substantive and contingent and we did not allocate any of the proceeds received in the amendment to the options. The amendment proceeds were recognized into income over the remaining period of the research term. Total revenue recognized for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $2.4 million and $1.8 million respectively.  As of December 31, 2014 we have no deferred revenue related to this agreement.

In March 2013, we entered into a License Agreement with CSL Limited (CSL-2013). Under the terms of the agreement, we provided CSL with a non‑exclusive commercial license to apply our technology to one of their compounds. The agreement provided for upfront payment of $0.5 million and we are eligible to receive future milestones as CSL advances the compound into clinical development. We determined that the deliverables under this agreement were the non‑exclusive commercial license. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones. We recognized zero and $0.5 million of revenue related to this agreement for the year ended December 31, 2014 and 2013, respectively. There is no deferred revenue related to this agreement at December 31, 2014.

Merck Sharp & Dohme Corp.

In July 2013, we entered into a License Agreement with Merck Sharp & Dohme Corp (Merck). Under the terms of the agreement, we provided Merck with a non‑exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. We also provided Merck with contingent options to take additional non‑exclusive commercial licenses. The contingent options provide Merck an opportunity to take non‑exclusive commercial licenses at an amount less than the amount paid for the original license. The agreement provided for an upfront payment of $1.0 million and annual maintenance fees totaling $0.5 million. We are also eligible to receive future milestones and royalties as Merck advances the compound into clinical development.

We determined that the deliverables under this agreement were the non‑exclusive commercial license and the options. The options are considered substantive and contingent and no amount of the upfront payment was allocated to

Xencor, Inc.

Notes to Financial Statements (Continued)

these options. We also determined that the future milestones and related payments were substantive and contingent and did not allocate any of the upfront payment to the milestones.

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. For the years ended December 31, 2014 and 2013 total revenue recognized was $0.6 million and $1.0 million respectively. As of December 31, 2014, we had deferred revenue of $0.1 million related to this agreement.

As of December 31, 2014, the Company may be eligible to receive the following maximum payments from its collaborative partners and licensees based upon contractual terms in the agreements assuming all options are exercised and all milestones are achieved:

	Potential Milestones (in millions) (1)
				Total
Partner	Development-based	Regulatory-based	Sales-based	Milestones
MorphoSys	$62.0	$187.0	$50.0	$299.0
Alexion	51.0	168.0	180.0	399.0
BI	9.0	6.0	12.0	27.0
CSL 2009	6.0	4.0	5.0	15.0
CSL 2013	8.0	4.0	24.5	36.5
Merck	3.5	6.0	—	9.5
Novo Nordisk	36.3	51.0	80.0	167.3
Janssen	6.0	—	4.0	10.0
Total	$181.8	$426.0	$355.5	$963.3

(1)	The payments are solely dependent upon activities of the collaborative partner or licensee.

The $9.5 million, $10.2 million and $9.5 million of revenue recorded for the years ended December 31, 2014, 2013 and 2012, respectively was earned principally from the following licensees (in millions):

	Year Ended December 31,

	2014	2013	2012
Amgen	$6.9	$2.2	$1.8
MorphoSys	—	3.0	2.0
Janssen	—	—	1.4
Merck	0.6	1.0	—
Alexion	1.0	0.9	—
CSL	0.7	2.9	1.8
BI	—	—	1.2
Other	0.3	0.2	1.3
Total	$9.5	$10.2	$9.5

As of December 31, 2014 and 2013 our accounts receivable included $3.0 million and $0.1 million from Novo Nordisk A/S and MorphoSys AG respectively.

Xencor, Inc.

Notes to Financial Statements (Continued)

A substantial portion of our revenue is earned from collaboration partners outside the United States. Non‑U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and Non‑U.S. sources for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Year Ended
	December 31,
	2014	2013	2012
U.S. Revenue	$8.6	$4.2	$4.4
Non-U.S. Revenue	0.9	6.0	5.1
Total	$9.5	$10.2	$9.5

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue expected to be recognized within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $4.6 million and $9.7 million for the years ended December 31, 2014 and 2013, respectively.

Research and Development Expenses

Research and development expenses include costs we incur for our own and for our collaborators research and development activities. Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, including associated stock‑based compensation, laboratory supplies, facility costs, and applicable overhead expenses of personnel directly involved in the research and development of new technology and products, as well as fees paid to other entities that conduct certain research development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. During 2014, 2013 and 2012 we expensed $18.5 million, $17.0 million and $12.7 million, respectively, for research and development.

We capitalize acquired research and development technology licenses and third‑party contract rights and amortize the costs over the shorter of the license term or the expected useful life. We review the license arrangements and the amortization period on a regular basis and adjust the carrying value or the amortization period of the licensed rights if there is evidence of a change in the carrying value or useful life of the asset. See “Patents, licenses and other intangible assets.”

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

Xencor, Inc.

Notes to Financial Statements (Continued)

Concentrations of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2014 and 2013 approximated $54.0 million and $77.5 million, respectively.

We have payables with one service provider that represents 47% of our total payables and five service providers that represented 57% of our total payables for the years ended December 31, 2014 and 2013, respectively. We rely on two critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10.0% of payables at December 31, 2014 and 2013.

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

There are no fair value assets or liabilities.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight‑line method over the estimated useful lives of the assets, ranging from three to seven years, or the lease term, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Xencor, Inc.

Notes to Financial Statements (Continued)

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years or remaining
lease term, whichever is less

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight‑ line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third‑party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight‑line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the year of the decision to abandon. During 2014, 2013 and 2012, we abandoned previously capitalized patent and licensing related charges of  $509,000, $205,000 and $388,000, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2014	2013
Patents, definite life	$5,720	$4,834
Patents, pending issuance	3,654	3,515
Licenses and other amortizable intangible assets	1,797	1,917
Nonamortizable intangible assets (trademarks)	400	369
Total gross carrying amount	11,571	10,635
Accumulated amortization—patents	(1,776)	(1,395)
Accumulated amortization—licenses and other	(679)	(426)
Total intangible assets, net	$9,116	$8,814

Amortization expense for patents, licenses, and other intangible assets was $694,000,  $598,000 and $373,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Xencor, Inc.

Notes to Financial Statements (Continued)

Future amortization expense for patents, licenses, and other intangible assets recorded as of December 31, 2014, and for which amortization has commenced, is as follows:

Years ending
December 31,
(in thousands)
2015	$535
2016	538
2017	538
2018	527
2019	515
Thereafter	2,408
Total	$5,061

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2014, the Company has $3.7 million of intangible assets which are in‑process and have not been placed in service and, accordingly amortization on these assets has not commenced.

Long‑Lived Assets

Management reviews long‑lived assets which include fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for our long‑lived assets is determined using the expected cash flows discounted at a rate commensurate with the risks involved.

As of December 31, 2014, we determined that our continuing losses from operations triggered a review of the carrying value of our long‑lived assets including our capitalized patent and licensing costs. We conducted an impairment analysis of the assets in accordance with ASC 360 by estimating the future undiscounted cash flows as of December 31, 2014, by patent family, which included granted and pending patents and related licenses. For purposes of the analysis, we grouped our patents into the four primary technology groups, IIb, ADCC, Xtend and, bi‑specific, and compared the carrying value of the group to the undiscounted cash flows expected to be received from the patents in each group. We determined that the fair value of the potential future cash flows using this method was in excess of the carrying value of the intangible assets as of December 31, 2014. The patent groups assessed for impairment were the IIb, ADCC, Xtend and bi‑specific patent families and represented the lowest level of cash flows for evaluation. These four patent families cover all of our current product candidates and our current license agreements. We modeled the cash flows from our internal product development program XmAb7195 and licensed programs that use each particular category of patent asset. We used multiple published sources of pharmaceutical product development stage failure rates to estimate failure rates at each stage of clinical development in order to probability weight the cash flows for each internal and licensed program. We did not recognize a loss from impairment for the years ended December 31, 2014, 2013 or, 2012.

Income Taxes

We account for income taxes in accordance with accounting guidance which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense. We did not have any uncertain tax positions at December 31, 2014 or 2013.

We are potentially subject to tax authority audits for the years 2011 and onwards for U.S. federal purposes and 2010 and onwards for state purposes.

Stock‑Based Compensation

We recognize compensation expense using a fair‑value‑based method for costs related to all share‑based payments, including stock options and shares issued under our Employee Stock Purchase Plan (“ESPP”). Stock‑based compensation cost related to employees and directors is measured at the grant date, based on the fair‑value—based measurement of the award using the Black‑Scholes method, and is recognized as expense over the requisite service period on a straight‑line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent period if actual forfeitures differ from those estimates. We use historical data and industry published statistics to estimate pre‑vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. We recorded stock‑based compensation (benefit) and expense for stock‑based awards to employees, directors and consultants of approximately $1.8 million, $198,000 and $29,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the 2014 total compensation expense is $172,000 under our ESPP.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black‑Scholes option‑pricing method and are subject to periodic re‑measurement over the period during which the services are rendered.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted‑average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options at December 31, 2014, 2013 and 2012, and convertible preferred stock and convertible promissory notes at December 31, 2012 and 2011

Xencor, Inc.

Notes to Financial Statements (Continued)

were not included in the diluted net loss per common shares calculation because the inclusion of such shares would have had an antidilutive effect.

	Year Ended
	December 31,
	2014	2013	2012
	(in thousands)
Convertible preferred stock	—	—	12,188
Convertible promissory notes	—	—	2,800
Options to purchase common stock	2,827	1,794	1,305
Employee stock purchase plan shares	25	—	—
Total	2,852	1,794	16,293

The loss for the period ended December 31, 2013 was adjusted, for purposes of the diluted net income per share calculation, to reflect the deemed contribution of $144.8 million. This reflects a deemed contribution of $148.1 million from the exchange of convertible preferred stock, a deemed dividend of $1.0 million for the difference between the fair value of the shares of Series A‑1 convertible preferred stock and the price at which shares were sold in June 2013, and an additional deemed dividend of $2.3 million for the difference between the fair value of the shares of Series A‑1 convertible preferred stock and the price at which additional shares were sold in the subsequent Series A‑1 closing in September 2013.

Xencor, Inc.

Notes to Financial Statements (Continued)

For 2013, the diluted loss per share calculation assumes the conversion of outstanding shares of convertible preferred stock into common stock using the as‑if converted method.

	Year Ended December 31
	2014	2013	2012
	(in thousands, except
	per share data)
Basic
Numerator:
Net loss	$(16,422)	$(60,259)	$(8,594)
Deemed contribution	—	144,765	—
Net income (loss) attributable to common stockholders for basic income per share	$(16,422)	$84,506	$(8,594)
Denominator:
Weighted-average common shares outstanding	31,390,631	2,472,581	72,302
Basic net income (loss) per common share	$(0.52)	$34.18	$(118.86)
Diluted:
Numerator:
Net income (loss) attributable to common stockholders for basic net loss per share	$(16,422)	$84,506	$(8,594)
Deemed contribution	—	(144,765)	—
Net loss attributable to common stockholders for diluted net loss per share	$(16,422)	$(60,259)	$(8,594)
Denominator:
Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	31,390,631	2,472,581	72,302
Dilutive effect of conversion of convertible preferred stock	—	13,173,208	—
Weighted-average number of common shares outstanding used in computing net loss per common share	31,390,631	15,645,789	72,302
Diluted net loss per common share	$(0.52)	$(3.85)	$(118.86)

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Convertible Notes Payable

In 2009, we issued $7.7 million of convertible promissory notes (the 2009 Notes) to existing preferred stockholders. Originally, the 2009 Notes had an interest rate of 10.0% per annum and original maturity date of September 30, 2009 which was subsequently extended to July 31, 2011. In June 2011, the 2009 Notes were amended to increase the interest rate on the Note from 10.0% to 12.5% and to extend the maturity date to December 31, 2012.

In December 2010, we issued an additional $7.5 million of convertible promissory notes (the 2010 Notes) to existing preferred stockholders. The 2010 Notes bear similar terms as the 2009 notes and, originally had an interest rate of 10.0% per annum and an original maturity date of December 31, 2011. In December 2011, the 2010 Notes were

Xencor, Inc.

Notes to Financial Statements (Continued)

amended to increase the interest rate from 10.0% to 12.5% and to extend the maturity date of the Notes to December 31, 2012.

In December 2012 the maturity dates for the 2009 Notes and the 2010 Notes were extended to April 15, 2013 and in April 2013 the maturity dates were extended again to June 15, 2013, with each such extension considered to be a modification of debt under ASC 470‑50‑40.

In June 2013, and prior to the maturity dates of the 2009 Notes and the 2010 Notes, our Board of Directors and the requisite stockholders and holders of the 2009 Notes and 2010 Notes agreed to exchange the outstanding principal into shares of our Series A‑1 convertible preferred stock in connection with a concurrent financing . The exchange of the 2009 Notes and 2010 Notes was not pursuant to the terms of the applicable notes so we accounted for the exchange as an extinguishment of the original debt instrument.

3. Capital Structure

Authorized Capital Stock

We are authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock as of December 31, 2014. We had 200,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized as of December 31, 2013.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
	(In thousands)
Computers, software and equipment	$4,270	$3,514
Furniture and fixtures	97	89
Leasehold and tenant improvements	3,086	3,081
	7,453	6,684
Less accumulated depreciation and amortization	(6,554)	(6,377)
	$899	$307

During 2012, we entered into a capital lease for certain computer equipment for $22,000. Total assets under capital lease were $22,000 as of December 31, 2014 and 2013, respectively; accumulated depreciation for these assets was $20,000 and $12,900 at December 31, 2014 and 2013, respectively.

Depreciation expense in 2014, 2013 and 2012 was $188,000,  $113,000 and $154,000, respectively.

5. Income Taxes

We use the assets and liability method to account for income taxes in accordance with ASC 740‑10, Income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible source of realization of deferred income tax assets, and record a valuation allowance that reduces the deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized. We did not record a liability or an asset related to an uncertain tax position for the years ended December 31, 2014 and 2013.

Xencor, Inc.

Notes to Financial Statements (Continued)

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the operating loss and tax credits generated. For the years ended December 31, 2014, 2013 and 2012 there was no current provision for federal or state income taxes due to taxable losses incurred in each of the years.

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Federal statutory income tax rate	$(5,583)	$(20,488)	$(2,922)
Loss on settlement of notes	—	18,884	—
Non-deductible research and development credit	435	—	336
Stock based compensation	478	—	—
Other	2	4	12
Net change in valuation allowance	4,668	1,600	2,574
Net effective tax rate	$—	$—	$—

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2014 and 2013 is presented below (in thousands):

	2014	2013
Deferred income tax assets
Net operating loss carryforwards	$47,401	$58,286
Research credits	12,789	24,276
Depreciation	790	849
Stock-based compensation	—	52
Accrued compensation	373	137
Deferred revenue	1,836	3,899
Gross deferred income tax assets	63,189	87,499
Valuation allowance	(59,602)	(84,045)
Net deferred income tax assets	3,587	3,454
Deferred income tax liabilities
Patent costs	(3,199)	(2,929)
Licensing costs	(317)	(406)
Capitalized legal costs	(71)	(119)
Gross deferred income tax liabilities	(3,587)	(3,454)
Net deferred income tax asset/(liability)	$—	$—

Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative book losses that have resulted over the years. During the years ended December 31, 2014, the valuation allowance decreased by $21.4 million; during 2013 the valuation allowance increased by $3.0 million. Upon analysis, there were changes in ownership under Section 382 of the Internal Revenue Code and related state provisions. Section 382 limits the amount of net operating losses and tax credit forwards that may be available after a change in ownership. The Company has adjusted its net operating loss and tax credit carryforwards to reflect the impact of the section 382 limitations. The Company’s tax returns remain open to potential inspection for the years 2011 and onwards for federal purposes and 2010 and onwards for state purposes.

Xencor, Inc.

Notes to Financial Statements (Continued)

As of December 31, 2014, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $169.2 million and $134.2 million respectively, and available tax credit carryforwards of approximately $15.2 million for federal income tax purposes and $11.5 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2019, state net operating losses expire starting in 2015 and federal tax credit carryforwards expire starting in 2033. Utilization of the net operating losses and tax credits are subject to a substantial annual limitation due to “ownership changes” which occurred. As a result of these changes, provisions in the Internal Revenue Code of 1986 under Section 382 and similar state provisions may result in the expiration of certain of our net operating losses and tax credits before we could use them.

6. Stock‑Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan. In October 2013, our Board of Directors approved the 2013 Equity Incentive plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s IPO.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of December 31, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 5,409,980, which includes 2,662,065 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,254,179 shares, which number is included in the number of shares available for issuance above.  As of December 31, 2014 a total of 1,063,500 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP has an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six-month purchase period.  The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. As of December 31, 2014, we have issued a total of 63,864 shares of common stock under the ESPP.

Information with respect to stock options outstanding is as follows:

	December 31,
	2014	2013	2012
Exercisable options	1,393,729	1,203,885	1,094,573
Weighted average exercise price per share of exercisable options	$1.01	$0.59	$0.59

Xencor, Inc.

Notes to Financial Statements (Continued)

Weighted average grant date fair value per share of options granted during the year	$7.39	$3.78	$0.34
Options available for future grants	2,583,186	2,403,368	753,692
Weighted average remaining contractual life	6.43	5.72	7.79

The following table summarizes stock option activity for the years ended December 31, 2014 and 2013:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2012	1,304,848	$0.59	7.79
Options granted	517,062	4.29
Options canceled	(5,305)	0.59
Options exercised(3)	(22,391)	0.59
Balances at December 31, 2013	1,794,214	1.66	5.72	$13,429
Options granted	1,049,521	10.99
Options forfeited	(1,000)	10.31
Options exercised(3)	(15,941)	0.59
Balances at December 31, 2014	2,826,794	$5.12	6.43	$30,863
As of December 31, 2014:
Options vested and expected to vest	2,531,221	$4.72	6.12	$28,642
Exercisable	1,393,729	$1.01	3.68	$20,949

(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in‑ the‑money options at December 31, 2014.
(3)	The total intrinsic value of stock options exercised was $155,000 and $191,000 for the years ended December 31, 2014 and 2013 respectively. There were no option exercises in 2012.

Xencor, Inc.

Notes to Financial Statements (Continued)

The stock options outstanding and exercisable by exercise price at December 31, 2014 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$0.59 - $4.25	1,763,294	4.71	$1.63	1,388,779	$0.99
$4.25 - $8.56	55,000	9.28	$7.73	4,950	$5.50
$9.26 – 16.52	1,008,500	9.28	$11.1	—	$—
	2,826,794	6.43	$5.12	1,393,729	$1.01

We estimated the fair value of employee and non‑employee awards using the Black‑Scholes valuation model. The fair value of employee stock options is being amortized on a straight‑line basis over the requisite service period of the awards. Management’s estimates the probability of non‑employee awards being vested based upon an evaluation of the non‑employee achieving their specific performance goals.

Options granted after our Initial Public Offering, are issued at the fair market value of our stock at the date the grant is approved by our board of directors. For 2013 options granted prior to our Initial Public Offering, we used and estimated fair value of $4.25 per share as determined by the board of directors based on input from management. For the options granted in the year ended December 31, 2012, we used an estimated fair value per share of $0.59, originally determined by our Board of Directors as of December 31, 2009. For options granted prior to 2012, we used the capital asset valuation model to determine fair value with the following key assumptions: junior nature of the common stock to outstanding convertible preferred stock and convertible preferred promissory notes, conversion dilution, minority status and the illiquid nature of our common stock.

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2014, 2013 and 2012

	Options
	2014	2013	2012
Common stock fair value per share	$8.56 - 16.52	$5.50	$0.59
Expected volatility	77.4%	86.7%	63.7%
Risk-free interest rate	1.67% - 1.96%	0.9% – 2.1%	2.68%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

ESPP
Year Ended
December 31,
	2014	2013	2012
Expected term (years)	0.5 - 2.0	—	—
Expected volatility	70.6% - 71.8%	—	—
Risk-free interest rate	.06% - .46%	—	—
Expected dividend yield	—	—	—

Xencor, Inc.

Notes to Financial Statements (Continued)

Total employee, director and non‑employee stock‑based compensation expense recognized was as follows:

	Years Ended
	December 31,
(In thousands)	2014	2013	2012
General and administrative	$848	$40	$19
Research and development	1,013	158	10
	$1,861	$198	$29

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2014, 2013 and 2012 was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

We determined the average expected life of stock options based on the simplified method because our common stock has not been publicly traded for an extended period and we do not have a track record of establishing the volatility. For all option grants prior to our Initial Public Offering we were a privately held company.

The risk‑free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options.

The expected dividend assumption is based on our history and expectation of dividend payouts.

At December 31, 2014, 2013 and 2012, the unamortized compensation expense related to unvested stock options was $7.6 million, $895,000 and $26,000, respectively. The remaining unamortized compensation expense will be recognized over the next 3.57 years At December 31, 2014, the unamortized compensation expense of $204,000 under our ESPP will be recognized in the next year.

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

In 2009, we purchased certain computer equipment under a three‑year capital lease. Total payments due under the capital lease are listed below.

In 2011, we entered into an agreement with its landlord to amend the terms of its existing facility lease in Monrovia, California. The new lease extends the term of the lease from January 2012 to April 2015 and provides for a new rent payment schedule. In January 2015, we entered into a new lease agreement for the Monrovia property the new lease replaces the previous lease and extends our lease term to June 2020 with an option to renew for an additional five year. The new lease is a non‑cancelable operating lease. We are responsible for other lease related costs such as personal property taxes, insurance, maintenance and utilities.

In May 2014 we entered into a lease for office space in San Diego, California. The lease term is for 26 months with an option to renew for an additional year. The total payments under the lease are approximately $200,000.

Xencor, Inc.

Notes to Financial Statements (Continued)

Future minimum payments under the non‑cancelable operating and capital leases consist of the following at December 31, 2014 (in thousands):

	Capital
	Equipment	Operating
Years ending December 31,	Lease	Leases
2015	$2	$398
2016	—	598
2017	—	547
2018	—	564
2019	—	581
Thereafter	—	299
Total	$2	$2,987

Net rent expense for the years ended December 31, 2014 and 2013 was $597,000 and $547,000 respectively.

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and did not record a liability as of December 31, 2014 and 2013.

8. 401(k) Plan

We have a 401(k) plan covering all full‑time employees. Employees may make pre‑tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions and employer discretionary contributions, if any. No employer contributions were made for the years ended December 31, 2014, 2013 or 2012.

9. Related Parties

On September 4, 2013, our Board of Directors authorized the forgiveness of the outstanding principal and interest of approximately $166,000, under the promissory note from our Chief Executive Officer, effective and contingent upon the filing of a registration statement on Form S‑1 for our initial public offering with the U.S. Securities and Exchange Commission.

10. Conversion of Convertible Promissory Notes and Preferred Stock

In June 2013, our Board of Directors and the requisite holders of the 2009 Notes and 2010 Notes and requisite preferred stockholders agreed to a series of transactions as follows:

Xencor, Inc.

Notes to Financial Statements (Continued)

•

an exchange of the outstanding principal due on the 2009 Notes and 2010 Notes for shares of Series A‑1 convertible preferred stock and cancellation of the accrued and unpaid interest thereon, pursuant to a Note Conversion Agreement;

•

an exchange of the current outstanding shares of Preferred Series A—E for Series A‑1 convertible preferred stock pursuant to the operation of provisions in our amended and restated certificate of incorporation;

•	the sale of an additional $10.0 million in Series A‑1 convertible preferred stock to existing stockholders; and
•

the conversion of certain shares of Series A‑1 convertible preferred stock into shares of Series A‑2 convertible preferred stock at a conversion rate of 1 for 3, pursuant to a mandatory conversion provision (e.g. a “pay to play” provision) in our amended and restated certificate of incorporation.

The primary business purpose for this series of transactions was to raise an additional $10 million of capital from the sale of shares of our Series A‑1 convertible preferred stock (the financing). The exchange of Notes, cancellation of interest, restatement of our certificate of incorporation to effect the exchange of Preferred Series A—E for Series A‑1 convertible preferred stock and the conversion of certain shares of Series A‑1 convertible preferred stock for shares of Series A‑2 convertible preferred stock were each negotiated aspects of, and conditions to, the financing. When considering the terms for the financing, our Board of Directors took these conditions into account and, ultimately, determined that the financing was in the best interests of the Company and our stockholders. Subsequent to approval of the financing by our Board of Directors, the requisite stockholders and holders of the Notes also approved this series of transactions.

Under the terms of the Note Conversion Agreement, the total outstanding principal due on the Notes as of June 13, 2013 was exchanged for 45,902,321 shares of Series A‑1 convertible preferred stock, 5,303,597 of which were subsequently converted into 1,766,097 shares of Series A‑2 convertible preferred stock. We determined that the per share fair value of the shares of Series A‑1 convertible preferred stock issued was $1.54 and the total fair value of the issued shares under the Note Conversion Agreement was $70.7 million and we recognized a loss on the exchange of $48.6 million for the difference in the fair value of the shares of Series A‑1 convertible preferred stock and the carrying value of the Notes as of June 13, 2013.

The $48.6 million loss is reported on our Statement of Operation as a Loss on Settlement of Notes as an Other Expense for the year ended December 31, 2013. Associated transaction costs of $41,000 related to the exchange were expensed.

After the exchange of the Notes, the outstanding shares of Preferred Series A—E were exchanged for 1,977,137 shares of Series A‑1 convertible preferred stock, 257,409 of which were subsequently converted into 85,717 shares of Series A‑2 convertible preferred stock. We determined the fair value of the shares of Series A‑1 convertible preferred stock issued to be $3.0 million and we recorded a deemed contribution to equity of $140.6 million equal to the difference in the fair value of the shares issued and the carrying value of the existing shares of Preferred Series A—E. We record issuance costs related to our preferred stock sales as a reduction to paid‑in capital at the time the preferred securities are issued and reflect the carrying value of the preferred stock at the aggregate issuance price. We record these issuances as a non‑cash equity distribution at the date of redemption. The deemed contribution has been adjusted to reflect $3.0 million of original issuance costs of the Preferred Series A—E.

We determined that the value of the Series A‑2 convertible preferred stock to be $0.58 per share. A total of 1,851,814 shares of Series A‑2 convertible preferred stock with a fair value of $1.1 million were issued in exchange for 5,561,006 shares of Series A‑1 convertible preferred stock with the fair value of $8.6 million. We recognized a deemed

Xencor, Inc.

Notes to Financial Statements (Continued)

contribution of $7.5 million for the difference in the fair value of the shares of Series A‑2 convertible preferred stock issued in exchange for the shares of Series A‑1 convertible preferred stock.

On June 26, 2013 we sold 5,586,510 shares of additional Series A‑1 convertible preferred stock to existing stockholders at a purchase price of $1.36 per share for aggregate proceeds of $7.6 million. We determined that the fair value of the shares sold in June 2013 to be $8.6 million and we recorded a deemed dividend of $1.0 million for the difference in the sales price of the Series A‑1 convertible preferred stock and the fair value of the shares. The $40,000 of transaction costs related to the sale was recorded against Additional Paid in Capital.

We determined that the fair value of the Series A‑1 and Series A‑2 convertible preferred stock as of June 26, 2013 was $1.54 and $0.58, respectively. We used the probability‑weighted expected return method (PWERM) to determine the fair value of the shares of the Series A‑1 and A‑2 convertible preferred stock. PWERM is a scenario‑based analysis that estimates the value per share based on the probability‑weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

On September 23, 2013 we sold 1,766,430 additional shares of Series A‑1 convertible preferred stock for gross proceeds of $2.4 million at a purchase price of $1.36 per share. We determined the fair value of the shares of Series A‑1 convertible preferred stock sold to be $4.7 million, based on a per share fair value of $2.69, determined by estimating the enterprise value of the Company based on a projected offering price in an initial public offering, and we recorded a deemed dividend of $2.3 million for the difference in the sales price of the Series A‑1 convertible preferred stock and the fair value of the shares. Transaction costs of $34,000 related to the sale were recorded against Additional Paid in Capital.

11. Initial Public Offering

On December 2, 2013, we commenced our initial public offering pursuant to a registration statement on Form S‑1 that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million. Deferred offering costs as of December 31, 2013, consisted of legal, accounting, printing and filing fees incurred in the preparation of the Company’s Registration Statement on Form S‑1 as part of the Company’s IPO have been offset against the IPO proceeds upon the completion of the offering in December 2013.

12. Subsequent Events

We completed an evaluation of all subsequent events through the date the financial statements were issued to ensure that this filing includes appropriate disclosure of events both recognized in the December 31, 2014 financial statements and events which occurred but were not recognized in the financial statements.

In January 2015, we entered into a new lease agreement for the Monrovia property. The new lease agreement replaces the existing lease, is effective January 1, 2015 and extends the term of the lease to June 2020. The lease includes an option to renew at our discretion for an additional five years at the prevailing market rate. The total payments under the new lease are $2.8 million. We are also obligated for other lease related costs such as personal property taxes, insurance, maintenance and utilities.

13. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2014 and 2013. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere

Xencor, Inc.

Notes to Financial Statements (Continued)

in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$2,184	$824	$848	$5,664
Loss from operations	(3,767)	(5,053)	(6,287)	(1,350)
Net loss	(3,751)	(5,044)	(6,278)	(1,349)
Basic net loss per common share	(0.12)	(0.16)	(0.20)	(0.04)
Diluted net loss per common share	$(0.12)	$(0.16)	$(0.20)	$(0.04)

	2013 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$1,345	$3,921	$3,161	$1,745
Loss from operations	(3,961)	(1,006)	(1,843)	(3,710)
Net loss	(4,612)	(50,109)	(1,835)	(3,703)
Basic net loss per common share	(63.78)	1,341.67	(57.87)	(0.37)
Diluted net loss per common share	$(63.78)	$(3.88)	$(57.87)	$(0.37)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2013, as described below, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-K for the year ended December 31, 2013, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to revenue recognition as it relates to properly recording negotiated terms and conditions in our product development partnerships and license agreements and the misapplication of GAAP with respect to the timing of the recognition of revenue for such agreements. These errors arose from control deficiencies that, in the aggregate, could result in a misstatement to the aforementioned account that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

Remediation of Material Weakness

Subsequent to the identification of the material weakness, we improved our controls by increasing the resources in our legal and accounting departments and improving our procedures over review of material contracts. We have hired an experienced controller and additional staff in the accounting department and we have hired an experienced general counsel to augment our staff for reviewing and filing our public filings. We have reviewed our existing procedures and policies and updated them and implemented additional procedures and controls over critical accounting areas related to revenue recognition. We have updated our accounting policies and procedures and documentation of these. These improvements to our internal control infrastructure were implemented over the course of the first three quarters of 2014, and were in place in connection with the preparation of our financial statements for the year ended December 31, 2014. As such, we believe that the remediation initiative outlined above was sufficient to remediate the material weakness in internal control over financial reporting as discussed above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under  the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this  assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) ("COSO") in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief  Executive Officer and Vice

President of Finance  have concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This Annual Report on  Form 10-K does not include an attestation report of our registered public  accounting firm due  to a  transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

Other than the changes disclosed above regarding the remediation of the previous material weakness, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The other information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2015 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in the section headed “Executed Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S‑K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the section headed “Transactions With Related Persons” in our Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1.Financial Statements.  We have filed the following documents as part of this Annual Report:

Page
Report of Independent Registered Public Accounting Firm.............................................................................	85
Balance Sheets.........................................................................................................................................	86
Statements of Operations...........................................................................................................................	87
Statements of Stockholders’ Equity (Deficit).................................................................................................	88
Statements of Cash Flows.........................................................................................................................	89
Notes to Financial Statements.....................................................................................................................	90

2.Financial Statement Schedules.  All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10‑K.

3.Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 25, 2013).

4.2*

Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.1*

Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.2*

Xencor, Inc. 2010 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.3*

Xencor, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑ 1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.4*

Xencor, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.5*

Xencor, Inc. Non‑Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.6*

Second Amended and Restated Executive Employment Agreement, dated January 1, 2007, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.7*

Offer Letter, dated January 12, 2010, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.8*

Offer Letter, dated September 28, 2009, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑ 191689), originally filed with the SEC on October 11, 2013).

10.9*

Amendment to Offer Letter, dated November 18, 2010, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.10*

Amended Consulting Agreement, dated January 1, 2011, by and between the Company and Development and Strategic Consulting Associates, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.11*

Offer Letter, dated August 1, 2012, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.12*

Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.13*

Offer Letter, dated September 5, 2013, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.14*

Amended and Restated Severance Agreement, dated September 5, 2013, by and between the Company and Dr. John R. Desjarlais (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.15*

Amended and Restated Change in Control Agreement, dated September 5, 2013, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.16*

Offer Letter, dated August 12, 2013, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.17†

GPEx®‑Derived Cell Line Sale Agreement, dated December 21, 2011, by and between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.18†

Development and Manufacturing Services Agreement, dated September 15, 2005, by and between the Company and Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.19†

Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.20†

First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S‑ 1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.21†

Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.22†

Collaboration Agreement, dated February 10, 2012, by and between the Company and Boehringer Ingelheim International GmbH (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.23†

Cross‑License Agreement, dated December 19, 2012, by and between the Company and MedImmune, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.24*	Employment Agreement dated August 29, 2014 by and between the Company and Lloyd Rowland (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 10, 2014).

10.25	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.26	Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc.

10.27	Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC.

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

†We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.

*Indicates management contract or compensatory plan.

**These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

Xencor, Inc.
Date: February 20, 2015	By:	/s/ Bassil I. Dahiyat, Ph.D.
Bassil I. Dahiyat, Ph.D. President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bassil I. Dahiyat, Ph.D. and John J. Kuch, and each of them, his true and lawful attorneys‑in‑fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bassil I. Dahiyat, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 20, 2015
Bassil I. Dahiyat, Ph.D.

/s/ John J. Kuch	Vice President, Finance (Principal Financial and Accounting Officer)	February 20, 2015
John J. Kuch

/s/ Bruce L.A. Carter, Ph.D.	Chairman of the Board of Directors	February 20, 2015
Bruce L.A. Carter, Ph.D.

/s/ Robert F. Baltera, Jr.	Director	February 20, 2015
Robert F. Baltera, Jr.

/s/ Jonathan Fleming	Director	February 20, 2015
Jonathan Fleming

/s/ John S. Stafford III	Director	February 20, 2015
John S. Stafford III

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

4.1

Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 25, 2013).

4.2*

Third Amended and Restated Investor Rights Agreement, dated June 26, 2013, among the Company and certain of its stockholders incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.1*

Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.2*

Xencor, Inc. 2010 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.3*

Xencor, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.4*

Xencor, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.5*

Xencor, Inc. Non‑Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.6*

Second Amended and Restated Executive Employment Agreement, dated January 1, 2007, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.7*

Offer Letter, dated January 12, 2010, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.8*

Offer Letter, dated September 28, 2009, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑ 191689), originally filed with the SEC on October 11, 2013).

10.9*

Amendment to Offer Letter, dated November 18, 2010, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.10*

Amended Consulting Agreement, dated January 1, 2011, by and between the Company and Development and Strategic Consulting Associates, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.11*

Offer Letter, dated August 1, 2012, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.12*

Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.13*

Offer Letter, dated September 5, 2013, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.14*

Amended and Restated Severance Agreement, dated September 5, 2013, by and between the Company and Dr. John R. Desjarlais (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.15*

Amended and Restated Change in Control Agreement, dated September 5, 2013, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.16*

Offer Letter, dated August 12, 2013, by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.17†

GPEx®‑Derived Cell Line Sale Agreement, dated December 21, 2011, by and between the Company and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.18†

Development and Manufacturing Services Agreement, dated September 15, 2005, by and between the Company and Catalent Pharma Solutions (formerly Cardinal Health PTS, LLC) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.19†

Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.20†

First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.21†

Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.22†

Collaboration Agreement, dated February 10, 2012, by and between the Company and Boehringer Ingelheim International GmbH (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.23†

Cross‑License Agreement, dated December 19, 2012, by and between the Company and MedImmune, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

10.24*	Employment Agreement dated August 29, 2014 by and between the Company and Lloyd Rowland (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 10, 2014).

10.25	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.26	Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc.

10.27	Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC.

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

†We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.

*Indicates management contract or compensatory plan.

**These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.