Form 10-K/A
period 2014-12-31
Xencor Inc
filed 2015-02-23
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Xencor, Inc.'s Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2014, as filed with the Securities and Exchange Commission on February 20, 2015, is to correct clerical errors in Exhibits 23.1, 31.1 and 31.2 attached to the Form 10-K.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

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

10.26

Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.27

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto (incorporated by reference to Exhibit 24.1 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xencor, Inc.
Date: February 23, 2015	By:	/s/ Bassil I. Dahiyat, Ph.D.
Bassil I. Dahiyat, Ph.D. President & Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bassil I. Dahiyat, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 23, 2015
Bassil I. Dahiyat, Ph.D.

/s/ John J. Kuch	Vice President, Finance (Principal Financial and Accounting Officer)	February 23, 2015
John J. Kuch

/s/ Bruce L.A. Carter, Ph.D. *	Chairman of the Board of Directors	February 23, 2015
Bruce L.A. Carter, Ph.D.

/s/ Robert F. Baltera, Jr.*	Director	February 23, 2015
Robert F. Baltera, Jr.

/s/ Jonathan Fleming *	Director	February 23, 2015
Jonathan Fleming

/s/ John S. Stafford III*	Director	February 23, 2015
John S. Stafford III

*Pursuant to Power of Attorney By: /s/ Bassil I. Dahiyat, Ph.D. Bassil I. Dahiyat, Ph.D. Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

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

10.26

Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc.(incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on February 20, 2015)

10.27

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

21.1

Subsidiaries of the Company (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S‑1, as amended (File No. 333‑191689), originally filed with the SEC on October 11, 2013).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto (incorporated by reference to Exhibit 24.1 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

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