Form 10-Q
period 2015-03-31
Xencor Inc
filed 2015-05-05
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2015
Common stock, $0.01 par value	40,359,140

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended March  31, 2015

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2014, as amended, as updated from time to time in Current Reports on Form 8-K. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$119,048	$54,649
Marketable securities	25,187	—
Accounts receivable	411	2,966
Prepaid expenses and other current assets	422	134
Total current assets	145,068	57,749
Property and equipment
Computers, software and equipment	4,836	4,270
Furniture and fixtures	102	97
Leasehold improvements	3,090	3,086
Less accumulated depreciation and amortization	(6,653)	(6,554)
Property and equipment, net	1,375	899
Other assets
Patents, licenses, and other intangible assets, net	9,509	9,116
Marketable securities - long term	22,628	—
Other assets	59	59
Total other assets	32,196	9,175
Total assets	$178,639	$67,823
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,556	$1,691
Accrued expenses	1,686	2,251
Current portion of deferred rent	19	—
Current portion of deferred revenue	2,616	2,254
Total current liabilities	6,877	6,196
Deferred rent, less current portion	576	—
Deferred revenue, less current portion	1,884	2,337
Total liabilities	9,337	8,533
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2015 and December 31, 2014; 40,358,140 issued and outstanding at March 31, 2015 and 31,434,272 issued and outstanding at December 31, 2014	404	314
Additional paid-in capital	419,370	302,969
Accumulated other comprehensive income	(35)	—
Accumulated deficit	(250,437)	(243,993)
Total stockholders’ equity	169,302	59,290
Total liabilities and stockholders’ equity	$178,639	$67,823

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue
Collaborations, licenses and milestones	$1,491	$2,184
Operating expenses
Research and development	5,205	4,228
General and administrative	2,764	1,723
Total operating expenses	7,969	5,951
Loss from operations	(6,478)	(3,767)
Other income (expenses)
Interest income	101	18
Interest expense	(4)	(2)
Other expense	(63)	—
Total other income (expense), net	34	16

Net loss	(6,444)	(3,751)
Other comprehensive loss
Net unrealized loss on marketable securities	(35)	—
Comprehensive loss	$(6,479)	$(3,751)

Basic and diluted net loss per common share	$(0.19)	$(0.12)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	34,297,782	31,360,879

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2014	31,434,272	314	302,969	—	(243,993)	59,290
Sale of common stock, net of issuance cost of $7.7 million	8,625,000	86	115,118	—	—	115,204
Issuance of common stock upon exercise and vesting of stock awards	298,868	4	176	—	—	180
Comprehensive loss	—	—	—	(35)	(6,444)	(6,479)
Stock-based compensation	—	—	1,107	—	—	1,107
Balance, March 31, 2015 (unaudited)	40,358,140	$404	$419,370	$(35)	$(250,437)	$169,302

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,444)	$(3,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	320
Amortization of premium on marketable securities	63	—
Stock-based compensation	1,107	278
Abandonment of capitalized intangible assets	37	10
Gain on disposal of assets	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	2,555	(452)
Interest receivable	(146)	—
Prepaid expenses and other current assets	(142)	(99)
Other assets	—	50
Accounts payable	699	(529)
Accrued expenses	(523)	72
Deferred rent	553	—
Deferred revenue	(91)	(892)
Net cash used in operating activities	(2,093)	(4,993)
Cash flows from investing activities
Purchase of marketable securities	(47,913)	—
Purchase of intangible assets	(571)	(382)
Purchase of property and equipment	(575)	(66)
Proceeds from sale of property and equipment	1	—
Net cash used in investing activities	(49,058)	(448)
Cash flows from financing activities
Proceeds from issuance of common stock	122,906	—
Proceeds from issuance of common stock upon exercise of stock awards	180	4
Common stock issuance costs	(7,536)	—
Payments on capital lease obligations	—	(2)
Net cash provided by financing activities	115,550	2
Net increase (decrease) in cash and cash equivalents	64,399	(5,439)
Cash and cash equivalents, beginning of period	54,649	77,975
Cash and cash equivalents, end of period	$119,048	$72,536

Supplemental disclosures of non-cash investing and financing activities
Net unrealized loss on marketable securities available for sale	$35	$—
Common stock issuance costs	$166	$—

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements for Xencor, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 23, 2015, as amended.

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters and concentration and diversification. The Company invests its excess cash primarily in marketable securities issued by investment grade institutions. The Company considers its marketable securities to be “available-for-sale”, as defined by authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2014 Annual Report on Form 10-K, as amended.

Sale of Additional Common Stock

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow on offering. We received net proceeds of $115.2 million, after underwriting discounts, commissions and estimated offering expenses.

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

2. Fair Value of Financial Instruments

The fair values of the financial instruments included in the financial statements, which include cash equivalents, money markets, US government and corporate securities approximate their carrying values at March 31, 2015 due to their short term maturities. Our financial instruments also include accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value.

The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosure about fair value measurements.  The ASC 820 hierarchy ranks the quality of reliable inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1—Fair Value is determined by using unadjusted quoted prices that are available in active markets for identical assets or liabilities;

Level 2—Fair Value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active. Related inputs can also include those used in valuation or other pricing models, such as interest rates and yield curves that can be corroborated by observable market data.

Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by the reporting entity –e.g. determining an appropriate discount factor for illiquidity associated with a given security.

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2015			December 31, 2014
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$2,040	$2,040	$—	$—	$—	$—
Corporate Securities	32,007	—	32,007	—	—	—
Government Securities	15,808	—	15,808	—	—	—
	$49,855	$2,040	$47,815	$—	$—	$—

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Loss Per Share

We compute net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted (loss) per common share is computed as follows (in thousands except per share data)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except
	per share data)
Basic and diluted numerator:
Net loss attributable to common stockholders	$(6,444)	$(3,751)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	34,297,782	31,360,879
Basic and diluted net loss per common share	$(0.19)	$(0.12)

The following shares of outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Employee stock purchase plan shares	54	45
Options to purchase common stock	3,248	2,488
	3,302	2,533

In March 2015, the Company issued 8,625,000 shares of common stock in a follow-on stock offering. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding for the three months ended March 31, 2015 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s income (loss) per share calculations for the remainder of 2015.

4. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. For the three months ended March 31, 2015, the only component of other comprehensive loss is net unrealized gains and losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2015.

5. Marketable Securities

The Company’s marketable securities held as of March 31, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$2,040	$—	$—	$2,040
Corporate Securities	32,040	3	(36)	32,007
Government Securities	15,810	1	(3)	15,808
	$49,890	$4	$(39)	$49,855

Reported as
Cash and cash equivalents				$2,040
Marketable securities				47,815
Total investments				$49,855

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$25,210	$25,187
Mature after one year through five years	22,640	22,628
	$47,850	$47,815

6.  Stock Based Compensation

Our Board of Directors and the requisite stockholders previously approved the Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan), and the 2010 Equity Incentive Plan (the 2010 Plan, and collectively with the 2000 Plan the Prior Plans). The 2000 Plan terminated August 2010 and no further awards may be issued under the plan. In October 2013, our Board of Directors approved the 2013 Equity Incentive plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s IPO.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of March 31, 2015, the total number of shares of common stock available for issuance under the 2013 Plan was 6,368,483, which includes 2,662,065 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. As of March 31, 2015 a total of 1,783,750 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 517,422 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. As of March 31, 2015, we have issued a total of 63,864 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
General and administrative	$514	$128
Research and development	593	150
	$1,107	$278

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2014	2,826,794	$5.12
Options granted	720,250	$15.70
Options exercised	(298,868)	$0.60
Balance at March 31, 2015	3,248,176	$7.88	7.55	$24,429
Exercisable	1,316,093	$2.63	5.06	$16,699

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $15.32 per share as of March 31, 2015.

Weighted average fair value of options granted during the three-month period ended March 31, 2015 and 2014 was $10.54 and $7.44 per share, respectively.  There were 700,500 options granted during the period ended March 31, 2014. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the nine months ended March 31, 2015 and 2014:

	Options
	Three Months Ended
	March 31,
	2015	2014
Expected term (years)	6.0	6.0
Expected volatility	76.6%	75.2%
Risk-free interest rate	1.61%	2.01%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2015	2014
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	70.6 - 71.8%	70.6%
Risk-free interest rate	.06% - .46%	.07% - .46%
Expected dividend yield	—%	—%

At March 31, 2015, the Company had $11.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over the next 3.6 years.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA. In January 2015, we entered into a new lease agreement for the property. The new lease replaces the previous lease and extends our lease term to June 2020 with an option to renew for an additional five years. The new lease is a non-cancelable operating lease.

The Company also leases office space in San Diego, CA. In February 2015, we entered into an amended lease agreement for the San Diego property. The amended lease replaces the previous lease and provides for additional space in a building located in the same multi-building development. The amended lease expires in April 2018 and includes an option to renew for a period of one year.

Future minimum payments under the non-cancelable operating leases consist of the following (in thousands):

Operating
Years ending December 31,	Leases
For the remainder of the fiscal year	$409
2016	679
2017	699
2018	602
2019	581
Thereafter	299
Total	$3,269

Net rent expense for the three months ended March 31, 2015 and 2014 was $129,000 and $137,000 respectively.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

On March 3, 2015, a complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors on behalf of certain minority holders of the Company’s convertible preferred stock before its initial public offering (“IPO”).  In general, the complaint alleges that the directors breached their fiduciary duties to these minority stockholders in connection with a recapitalization of the Company that took place prior to its IPO.  The complaint also claims that certain director and stockholder written consents connected with the recapitalization are invalid.  The complaint has been brought as a purported class action and seeks unspecified monetary damages and other relief.  The Company believes that the class action lawsuit is without merit and intends to vigorously defend the action. Based on the preliminary nature of the claim, the Company believes that is it not possible to estimate a potential loss related to the claim.

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the three-months ended March 31, 2015 and 2014.

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

We received a nonrefundable upfront payment of $11 million upon execution of the Collaboration Agreement and a $2 million milestone in January 2013 upon the initiation of a Phase 1b clinical trial. We were also eligible to receive an additional $12 million in pre-option payments upon continued development of XmAb5871 through completion of the Phase 2 POC trial and delivery of the clinical study reports to Amgen.

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

The Company has evaluated the termination agreement with Amgen and determined that the termination results in a cancellation of all our obligations to Amgen under the Collaboration Agreement. We have evaluated the ROFN and determine that its value is de minimis because Amgen’s rights are limited. As a result of the termination, we recognized the remaining balance in deferred revenue as revenue in the period of the termination, October 2014. There is no remaining revenue or obligations to be reported under this agreement.

During the three months ended March 31 2015 and 2014 we recognized $0 and $0.6 million of revenue under this arrangement, respectively. As of March 31, 2015, there is no remaining deferred revenue under this agreement.

Merck Sharp & Dohme Corporation

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. During the three months ended March 31, 2015 and 2014 we recognized $25,000 and $0.5 million of revenue respectively under this arrangement. As of March 31, 2015, there is $0.1 million of deferred revenue related to this arrangement.

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

In addition, we granted to Alexion an exclusive option, on a target-by-target basis, to obtain an exclusive commercial, worldwide, royalty-bearing license, with sublicensing rights, under our Xtend technology to develop and commercialize products that contain the target for which the option is exercised. In order to exercise this option, Alexion must pay a $4.0 million option fee with respect to each target for which the option is exercised. Alexion may exercise this option at any time during the research term. An option must be exercised for any compound that is advanced into development after the first multi-ascending dose trial is initiated.

Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. The upfront payment is being recognized into income over the initial research term of five years.

In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed molecule to be used against an undisclosed target. It is the first human clinical trial with a molecule incorporating our Xtend Fc Domain technology.  We received a milestone related to this trial in March 2015 upon issuance of certain patents related to our Xtend technology.

During the three months ended March 31, 2015 and 2014 we recognized $0.8 million and $0.3 million of revenue respectively under this arrangement. As of March 31, 2015, we have deferred revenue related to this arrangement of $1.8 million.

CSL Limited

In February 2009, we entered into a Research License and Commercialization Agreement (February 2009 Agreement) with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to one of our technologies and up to five commercial options. The upfront payment of $0.75 million received at inception and the annual research license renewal payments are being recognized as revenue ratably over the five-year term of the research license.

In May 2013, we entered into an amendment to the February 2009 Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for the licensed product CSL362. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expired in February 2014 and four additional options to take commercial licenses through the term of the research period. The options are considered to be substantive and contingent and we did not allocate any of the proceeds received in the amendment to the options. The amendment proceeds were recognized into income over the remaining period of the research term.

During the three months ended March 31, 2015 and 2014, we recognized zero and $0.7 million of revenue respectively under this arrangement. As of March 31, 2015, we have no deferred revenue related to this arrangement.

In March 2013, we entered into a license agreement (March 2013 License Agreement) with CSL. Under the terms of the agreement, we provided CSL with a non-exclusive commercial license to apply our technology to one of their compounds. The agreement provided for an upfront payment of $0.5 million and we were eligible to receive future milestones as CSL advanced the compound into clinical development. We determined that the deliverables under this agreement were the non-exclusive commercial license. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestone.

In March 2015, CSL notified us that they were terminating the March 2013 License Agreement. We have no remaining obligations under the agreement. For the periods ended March 31, 2015 and 2014, we did not recognize any revenue related to this arrangement. As of March 31, 2015 there is no remaining deferred revenue under this agreement.

Novo Nordisk A/S

In December 2014, we entered into a Collaboration and License Agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement we granted Novo a research license to use certain Xencor technologies including our bispecific, Immune Inhibitor, Xtend and other technologies during a two-year research term. We will provide research support for four FTE’s in collaboration with Novo to apply our technologies to Novo provided targets to identify compounds with improved properties. Novo has an option to extend the research term for another twelve months upon written notice to us and payment of another year of research funding. At the end of the research term, Novo will have a commercial license to develop and commercialize any new targets identified during the research term.

The agreement provided for an upfront payment of $2.5 million and research funding of $1.6 million per year over the research term. We are also eligible to receive $2.0 million in milestone payments upon the successful completion of certain projects during the research term. In addition, if Novo identifies a compound from the collaboration to advance into clinical development, we are eligible to receive future development, regulatory and commercial milestone payments and royalties.

We determined that the deliverables under the arrangement were the research license to our technologies and the research support. We believe that the research support and the technologies are integral to each other and are not separate units of accounting. The commercial license did not have standalone value at inception of the agreement due to the uncertainty of identifying a commercial target. We are recognizing the $2.5 million upfront payment as income over the two year research term. The research funding is being recognized into income over the period that the services are being provided.

During the three months ended March 31, 2015, we recognized $0.7 million of revenue related to the arrangement and as of March 31, 2015, we have $2.6 million in deferred revenue related to this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.  This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii)our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Company Overview

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

Since we commenced active operations in 1998, we have devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements. We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of March 31, 2015, combined with collaboration payments that we anticipate receiving, will enable us to fund operations, including  clinical development of XmAb5871, XmAb7195, XmAb14045 and an additional bispecific clinical candidate through 2019.

We have incurred losses in each year since our inception. Our net losses were $6.4 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $250 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Company Programs

XmAb5871.    XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system.  In December 2010, we entered into the Collaboration Agreement with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate.  In October 2014, pursuant to a request by us, Amgen agreed to terminate the Collaboration Agreement for convenience, provided we grant them a ROFN to obtain an exclusive license to develop and commercialize any future XmAb5871 product.

In January 2015, we announced top line data from our Phase 1b/2a clinical trials. In addition to the study’s primary objective characterizing safety and tolerability, the data showed promising activity in patients with rheumatoid arthritis (RA), including multiple DAS28_CRP remissions and ACR50 and ACR70 responses. The Phase 1b trial was a multiple ascending dose trial involving 29 patients.  In the Phase 2a cohort of the trial, 15 XmAb5871 treated patients and eight placebo treated patients were evaluable for RA disease activity at the protocol specified disease activity assessment time point of two weeks following the sixth biweekly infusion. 33% of patients (5 of 15) that received all six biweekly doses of XmAb5871 achieved DAS28-CRP remission or low disease activity versus zero on placebo. Three ACR70 responses (20%) and six ACR50 responses (40%) occurred in the XmAb5871 group compared to zero and one (13%) respectively in the placebo group.  ACR70 and ACR50 responses refer, respectively to 70% and 50% reductions in the American College of Rheumatology rheumatoid arthritis symptom scale, a common measure of RA disease activity.  Biweekly administration of XmAb5871 for 12 weeks was generally well tolerated. The most common XmAb5871 treatment related adverse events (AEs) observed were predominantly mild to moderate gastrointestinal toxicities (nausea, vomiting, diarrhea) occurring during the first infusion of XmAb5871. These gastrointestinal AEs did not typically recur on subsequent infusions and no infusions were discontinued due to these AEs. Treatment related serious adverse events (SAEs) occurred in two patients that received XmAb5871: infusion related reaction and venous thrombosis. Two patients in the placebo treated group also reported SAEs.  We continue to conduct an analysis of safety, pharmacokinetics, immunogenicity and efficacy data and full study results are expected to be presented at a medical conference in 2015

We plan to start a clinical trial with XmAb5871 in IgG4-related disease later this year and will be exploring other indications in 2015. IgG4-related disease is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-20,000 patients in the United States. IgG4-related disease affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

XmAb7195.    XmAb7195 is our wholly-owned program being developed for the treatment of severe asthma and allergic diseases. It uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015 , we reported that interim data from the trial  show rapid reduction of circulating free IgE levels to below the limit of detection at the end of the XmAb7195 infusion in 90% of XmAb7195 treated subjects that had detectable free IgE pre-dose, including those at the lowest dose evaluated of 0.3 mg/kg. Total IgE levels were also reduced in a parallel fashion. Two subjects with high pre-dose IgE levels (above 400 IU/mL) were treated with XmAb7195, one each at 0.75 mg/kg and 3.0 mg/kg doses, and both had reduction of free IgE levels to below the limit of detection lasting for at least one week.    A dose limiting toxicity of transient, asymptomatic thrombocytopenia (low blood platelet count) was observed at the 3.0 mg/kg dose. The decrease in platelet count was transient with a minimum by 24 hours post-dose, recovery starting by 48 hours post-dose and near full platelet count recovery by study Day 8 in all cases, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE. No evidence of thrombocytopenia has been observed in any of the clinical trials of XmAb5871, an anti-CD19 antibody with the identical XmAb Immune Inhibitor Fc domain as that of XmAb7195. Moderate urticaria (hives) was reported in a total of seven XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms. Otherwise, there were no other adverse events that occurred in more than two XmAb7195 treated subjects. There were no serious adverse events reported and no subject discontinued Part 1 of the trial early.  We continue to conduct an analysis of safety, pharmacokinetics, immunogenicity and efficacy data of Part 1 of the Phase 1a study and continue to enroll patients in Part 2 of the study.

Bispecific programs: We continue to advance our XmAb® bispecific pipeline which allows us to create dual-antigen targeting molecules. Our Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.  For example, we can readily create bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies. We have generated a number of bispecific antibody discovery programs using our XmAb heterodimer Fc domains and have demonstrated that several bispecific antibodies built on these Fc domains are highly active in primate models.

In November 2014, we announced preclinical data from three programs using our XmAb bispecific Fc technology showing that bispecific antibodies targeting CD123, CD20 and CD38 antigens each activated T-cells to rapidly kill target cells from a single dose IV bolus in cynomolgus monkeys and demonstrated prolonged half-life of approximately one week in mice.  Our initial bispecific programs are tumor-targeted antibodies that contain both a tumor antigen binding domain (CD123, CD20, or CD38) and a cytotoxic T-cell binding domain (CD3). We have selected our lead anti-CD123xCD3 bispecific antibody, XmAb14045, for IND-enabling studies and cGMP process development and manufacturing.  We plan to initiate clinical trials in acute myeloid leukemia with XmAb14045 in 2016.  Additional development candidates against additional tumor targets are in discovery.

Licensing Partnerships: We currently have seven licensing partnerships for the licensing of our XmAb technology. These arrangements provide upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development. In the first quarter of 2014, Merck initiated a Phase 1 clinical trial with an undisclosed product with our Fc optimization technology which triggered a milestone payment. In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed product incorporating our Xtend technology. In December 2014, we announced a discovery collaboration with Novo Nordisk to jointly discover novel biologic drug candidates for an undisclosed target by combining multiple Xencor XmAb technologies. In March 2015, CSL notified us that they were terminating the March 2013 License Agreement. There are currently six compounds in clinical development from our partners that have incorporated our XmAb technology.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended
	March 31,
	2015	2014	Change
Revenues:
Research collaboration	$0.4	$0.7	$(0.3)
Licensing	0.6	1.0	(0.4)
Milestone	0.5	0.5	—
Total revenues	$1.5	$2.2	$(0.7)
Operating expenses:
Research and development	5.2	4.2	1.0
General and administrative	2.8	1.7	1.1
Total operating expenses	8.0	5.9	2.1
Other income (expense), net	0.1	—	0.1
Net loss	$(6.4)	$(3.7)	$(2.7)

Research Collaboration Revenues

Research collaboration revenues were $0.4 million and $0.7 million for the three months ended March 31, 2015 and 2014 respectively. The $0.3 million decrease in revenue reflects the revenue earned under our agreement with Novo Nordisk in 2015 compared with the revenue earned from our Amgen collaboration in 2014 which terminated in the fourth quarter of 2014.

Licensing Revenues

Licensing revenues were $0.6 million and $1.0  million for the three months ended March 31, 2015 and 2014 respectively. The lower licensing revenue of $0.4 million in 2015 over 2014 amounts reflects the additional revenue earned under our agreement with CSL in 2014.

Milestone Revenues

Milestone and contingent payments for the three months ended March 31, 2015 and 2014 were $0.5 million each from Alexion and Merck respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2014, (in millions):

	Three Months Ended
	March 31,
	2015	2014	Change
Product programs:
XmAb5871	$1.2	$1.3	$(0.1)
XmAb7195	1.4	1.3	0.1
Bi-specific	2.0	0.7	1.3
Early research and discovery	0.6	0.9	(0.3)
Total research and development expenses	$5.2	$4.2	$1.0

Research and development expenses were $5.2 million for the three months ended March 31, 2015 compared to $4.2 million for the same period in 2014, an increase of $1.0 million. Spending on the XmAb5871and early research and discovery programs decreased during the three months ended March 31, 2015 compared to the same period in 2014, while spending on the bispecific program and the XmAb 7195 program increased during the same periods. The $0.1  million decrease in spending associated with the XmAb5871 program is primarily due to a decrease in manufacturing costs for the drug product and lower clinical expenses as the Phase 1b/Phase 2a trial neared completion. There was an increase in spending of approximately $0.1  million on the XmAb7195 program related to initiation of the clinical trial in 2014 and there was an increase in spending of $1.3  million in the three months ended March 31, 2015 on our bispecific program as we advanced our initial bispecific candidate, XmAb14045 into IND enabling studies and manufacturing of drug product and conducted additional work on our bispecific programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended
	March 31,
	2015	2014	Change
General and administrative	$2.8	$1.7	$1.1

General and administrative expenses were $2.8 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $1.1 million. The increase is primarily due to an increase in staffing of legal and accounting personnel and compensation costs of approximately $0.7 million and an increase in costs related to being a publicly traded company of $0.4  million in 2015.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash (used in) provided by:
Operating activities	$(2,093)	$(4,993)	$2,900
Investing activities	(49,058)	(448)	(48,610)
Financing activities	115,550	2	115,548
Net increase (decrease) in cash	$64,399	$(5,439)	$69,838

Operating Activities

Cash used in operating activities for the three months ended March 31, 2015 was $2.0 million compared to $5.0 million for the three months ended March 30, 2014 a decrease of $3.0 million. The decrease in cash used is primarily due to a decrease in our accounts receivable balances of $3.0 million.

Investing Activities

Investing activities consist primarily of investments in marketable securities, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash used in investing activities was $49.0 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively. We purchased $0.6 million of intangible assets for the three months ended March 31, 2015 compared to $0.4 million for the same period in 2014. We purchased $48 million of marketable securities for the three months ended March 31, 2015. We purchased $0.5  million of capital equipment for the three months ended March 31, 2015 compared to $66,000 for the same period in 2014. This increase is primarily related to additional capital spending on laboratory and office equipment.

Financing Activities

Net cash provided by financing activities consist primarily of net proceeds of $115.2 million from the sale of common stock and $180,000 from the issuance of common stock upon exercise of stock awards during the three months ended March 31, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity and convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

On March 3, 2015, we finalized the sale of 8,625,000 shares of common stock at an offering price of $14.25 per share, resulting in net proceeds of approximately $115.2 million, after deducting underwriting discounts, commissions and offering expenses.

At March 31, 2015, we had $166.9 million of cash, cash equivalents and marketable securities. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in clinical stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical and pre-clinical development of product candidates in our pipeline.

Although it is difficult to predict our funding requirements, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone and contingent contractual payments will fund our operating expenses and capital expenditure requirements through 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. As of March 31, 2015, we had cash of $166.9 million which was invested in interest-bearing accounts and marketable securities. Our primary exposure to market risk is related to changes in interest rates and our current investment policy is to invest principally in deposits in interest-bearing accounts. We do not believe that our cash has significant risk.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2015, the Company’s  disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 3, 2015, a complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors on behalf of certain minority holders of the Company’s convertible preferred stock before its initial public offering (“IPO”).  In general, the complaint alleges that the directors breached their fiduciary duties to these minority stockholders in connection with a recapitalization of the Company that took place prior to its IPO.  The complaint also claims that certain director and stockholder written consents connected with the recapitalization are invalid.  The complaint has been brought as a purported class action and seeks unspecified monetary damages and other relief.  The company believes that the class action lawsuit is without merit and intends to vigorously defend the action.

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

The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014, as amended. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net losses for the three months ended March 31, 2015 and 2014 were $6.4 million and $3.7 million, respectively. As of March 31, 2015, we had an accumulated deficit of $250 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.*

We expect our expenses to increase in in connection with our ongoing development activities, including additional clinical trials of XmAb5871 and XmAb 7195 and continued development of our bispecific drug candidates including our initial development candidate, XmAb14045 and other research activities.  Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations through the end of 2019. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials for XmAb5871, XmAb 7195 or clinical trials for other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of either XmAb5871 or XmAb7195 or XmAb14045 or any future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb5871, XmAb7195 and our bispecific candidates, our current lead internal antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

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

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us, our collaborators, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

In our Phase 1b/2a clinical trial of XmAb5871, for example, some subjects reported mild to moderate gastrointestinal toxicities (nausea, vomiting, and diarrhea).  Other treatment related adverse events experienced in more than two XmAb5871-treated patients were pyrexia (fever) and headache. Treatment related serious adverse events occurred in two patients that received XmAb5871: infusion related reaction and venous thrombosis. Further, interim analysis in our Phase 1a clinical trial of XmAb7195 resulted in subjects having urticarial and dose limiting thrombocytopenia.. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 or XmAb7195 could suffer significant negative consequences.

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

In early 2015 we reported that there were some dose-limiting toxicities in our Phase 1a clinical trial of XmAb7195 that may limit the potency of the dose we can give in the future.   We cannot predict if additional types of adverse events or more serious adverse events will be observed in future clinical trials of XmAb5871, XmAb7195 or any future product candidate.

We may not be successful in our efforts to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products.

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half-life and more recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our three lead product candidates, XmAb5871, XmAb7195 and XmAb5574/MOR208, and our first bispecific development candidate, XmAb14045, as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

Our partnership and license agreements include those we have announced with MorphoSys, Novo Nordisk, Boehringer Ingelheim and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

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

If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks described in these risk factors relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.

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

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of either Catalent or KBI and are currently completely dependent on each of Catalent and KBI for the production of XmAb5871, XmAb7195 and XmAb14045 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent or KBI would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for XmAb5871, XmAb7195 or XmAb14045 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidates, if and when approved. If we are unable to obtain a license agreement from Catalent for the manufacture of XmAb5871, if we are unable to enter into commercial supply agreements with third-party suppliers or if any such third-party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195 and XmAb14045, we have not entered into a commercial supply agreement with either Catalent or KBI and neither has demonstrated that they will be capable of manufacturing XmAb5871, XmAb7195 or XmAb14045 on a large commercial scale. We might be unable to identify manufacturers for commercial supply on acceptable terms or at all. Moreover, our existing license with Catalent to use certain technology and know-how in the production of our XmAb5871 product candidate only applies for so long as manufacturing services are provided by Catalent. We expect to move manufacturing services to another contract manufacturing organization to support late-stage clinical trials for XmAb5871 as well as commercial supplies which would require negotiation of a license from Catalent. We expect to be able to finalize such a license agreement with Catalent for XmAb5871 in due course. However, we can provide no assurances as to when such a license agreement will be executed or if it will be executed at all. If we are not able to secure a commercial license from Catalent, or not able to obtain a commercial license on acceptable terms, we may be required to change the manufacturing process for XmAb5871. A change to the manufacturing process for XmAb5871 or any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late-stage clinical development and commercialization of XmAb5871or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third-party manufacturers to manufacture XmAb5871XmAb7195, XmAb14045 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third-party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry $7.0 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $19.50, through March 31, 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on information available to us as of March 31, 2015 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 39.0% of our voting stock. Further, John S. Stafford III, one of our directors, beneficially owns approximately 19.3% of our voting stock and his family members beneficially own approximately an additional 5.0% of our voting stock. Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

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

We will remain an emerging growth company until the earlier of (1)December 31, 2018, (2) the last day of the fiscal year (a)  in which we have total annual gross revenue of at least $1 billion, or (b) in which we are deemed to be a large accelerated filer, and (3) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We have or are currently conducting early phase clinical trial for XmAb5871 and XmAb7195, but have not completed any late stage clinical trials for these or any other product candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

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

None

Use of Proceeds from Registered Securities

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

We are using the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. We described the planned use of proceeds from our IPO in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including using a portion of such proceeds for a planned Phase 2b clinical trial with XmAb5871 . In October 2014, we announced that we will not be pursuing a Phase 2b clinical trial of XmAb5871 in RA and will initiate clinical development of XmAb5871 in IgG4-related diseases and possibly other autoimmune diseases.  As of March 31, 2015, we have used approximately $26.7 million of the funds from the IPO.

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

10.1

Lease, effective as of January 1, 2015, by and between BF Monrovia, LLC and the Company (incorporated by reference to Exhibit 99.1 to the Compnay’s Current Report on Form 8-K, filed with the SEC on January 5, 2015).

10.2

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monroiva, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2015).

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

Dated: May 5, 2015

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

10.1

Lease, effective as of January 1, 2015, by and between BF Monrovia, LLC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2015).

10.2

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monroiva, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 20, 2015).

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