Form 10-Q
period 2015-06-30
Xencor Inc
filed 2015-08-05
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2015
Common stock, $0.01 par value	40,472,028

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended June  30, 2015

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

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,171	$54,649
Marketable securities	56,714	—
Accounts receivable	454	2,966
Interest receivable	670	—
Prepaid expenses and other current assets	711	134
Total current assets	69,720	57,749
Property and equipment
Computers, software and equipment	5,073	4,270
Furniture and fixtures	102	97
Leasehold improvements	3,204	3,086
Less accumulated depreciation and amortization	(6,575)	(6,554)
Property and equipment, net	1,804	899
Other assets
Patents, licenses, and other intangible assets, net	9,691	9,116
Marketable securities - long term	91,284	—
Other assets	64	59
Total other assets	101,039	9,175
Total assets	$172,563	$67,823
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,077	$1,691
Accrued expenses	2,537	2,251
Current portion of deferred revenue	2,794	2,254
Total current liabilities	8,408	6,196
Deferred rent, less current portion	703	—
Deferred revenue, less current portion	1,384	2,337
Total liabilities	10,495	8,533
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2015 and December 31, 2014; 40,460,091 issued and outstanding at June 30, 2015 and 31,434,272 issued and outstanding at December 31, 2014	405	314
Additional paid-in capital	421,058	302,969
Accumulated other comprehensive loss	(90)	—
Accumulated deficit	(259,305)	(243,993)
Total stockholders’ equity	162,068	59,290
Total liabilities and stockholders’ equity	$172,563	$67,823

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Collaborations, licenses and milestones	$1,014	$824	$2,505	$3,008
Operating expenses
Research and development	7,476	4,283	12,681	8,511
General and administrative	2,524	1,594	5,288	3,317
Total operating expenses	10,000	5,877	17,969	11,828
Loss from operations	(8,986)	(5,053)	(15,464)	(8,820)
Other income (expenses)
Interest income	290	11	391	29
Interest expense	(4)	(3)	(8)	(5)
Other income (expenses)	(168)	1	(231)	1
Total other income (expense), net	118	9	152	25

Net loss	(8,868)	(5,044)	$(15,312)	$(8,795)
Other comprehensive loss
Net unrealized loss on marketable securities available-for-sale	(55)	—	(90)	—
Comprehensive loss	$(8,923)	$(5,044)	$(15,402)	$(8,795)

Basic and diluted net loss per common share	$(0.22)	$(0.16)	$(0.41)	$(0.28)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	40,389,648	31,372,618	37,518,271	31,366,781

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2014	31,434,272	314	302,969	—	(243,993)	59,290
Sale of common stock, net of issuance cost of $7.7 million	8,625,000	86	115,118	—	—	115,204
Issuance of common stock upon exercise and vesting of stock awards	352,831	4	425	—	—	429
Issuance of common stock from employee stock purchase plan	47,988	1	246	—	—	247
Comprehensive loss	—	—	—	(90)	(15,312)	(15,402)
Stock-based compensation	—	—	2,300	—	—	2,300
Balance, June 30, 2015 (unaudited)	40,460,091	$405	$421,058	$(90)	$(259,305)	$162,068

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(15,312)	$(8,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	486
Amortization of premium on marketable securities	240	—
Stock-based compensation	2,300	639
Abandonment of capitalized intangible assets	54	131
Gain on disposal of assets	(9)	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,513	(1)
Interest receivable	(670)	—
Prepaid expenses and other current assets	(534)	(300)
Other assets	(4)	—
Accounts payable	1,387	(1,259)
Accrued expenses	328	(62)
Deferred rent	617	—
Deferred revenue	(413)	(1,605)
Net cash used in operating activities	(9,009)	(10,767)
Cash flows from investing activities
Purchase of marketable securities	(148,328)	—
Purchase of intangible assets	(915)	(788)
Purchase of property and equipment	(1,115)	(336)
Proceeds from sale of property and equipment	9	1
Net cash used in investing activities	(150,349)	(1,123)
Cash flows from financing activities
Proceeds from issuance of common stock	122,906	137
Proceeds from issuance of common stock upon exercise of stock awards	429	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	247	—
Common stock issuance costs	(7,702)	—
Payments on capital lease obligations	—	(4)
Net cash provided by financing activities	115,880	133
Net increase (decrease) in cash and cash equivalents	(43,478)	(11,757)
Cash and cash equivalents, beginning of period	54,649	77,975
Cash and cash equivalents, end of period	$11,171	$66,218

Supplemental disclosures of non-cash investing activities
Net unrealized loss on marketable securities available for sale	$90	$—

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2015

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

Sale of Additional Common Stock

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on offering. We received net proceeds of $115.2 million, after underwriting discounts, commissions and estimated offering expenses.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within the United States GAAP. In July 2015, the FASB announced that the new pronouncement will be effective for reporting periods beginning after December 15, 2017. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. Early adoption is not permitted.

The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

2. Fair Value of Financial Instruments

The fair values of the financial instruments included in the financial statements, which include cash equivalents, money markets, US government and corporate securities approximate their carrying values at June  30, 2015 due to their short term maturities. Our financial instruments also include accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value.

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

Level 1—Fair Value is determined by using unadjusted quoted prices that are available in active markets for identical assets or liabilities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2015
	Total
	Fair Value	Level 1	Level 2

Money Market Funds	$1,379	$1,379	$—
Corporate Securities	89,766	—	89,766
Government Securities	58,232	—	58,232
	$149,377	$1,379	$147,998

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months and six months ended June  30, 2015, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted (loss) per common share is computed as follows (in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except
	per share data)
Basic and diluted numerator:
Net loss attributable to common stockholders	$(8,868)	$(5,044)	$(15,312)	$(8,795)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	40,389,648	31,372,618	37,518,271	31,366,781
Basic and diluted net loss per common share	$(0.22)	$(0.16)	$(0.41)	$(0.28)

The following shares of outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Employee stock purchase plan shares	29	29	29	29
Options to purchase common stock	3,384	2,594	3,384	2,594
	3,413	2,623	3,413	2,623

In March 2015, the Company issued 8,625,000 shares of common stock in a follow-on stock offering. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding for the three months and six months ended June 30, 2015 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s income (loss) per share calculations for the remainder of 2015.

4. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. For the three months and six months ended June  30, 2015, the only component of other comprehensive loss is net unrealized gains and losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the three months and six months ended June  30, 2015.

5. Marketable Securities

The Company’s marketable securities held as of June 30, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$1,379	$—	$—	$1,379
Corporate Securities	89,839	16	(89)	89,766
Government Securities	58,249	10	(27)	58,232
	$149,467	$26	$(116)	$149,377

Reported as
Cash and cash equivalents				$1,379
Marketable securities				147,998
Total investments				$149,377

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$56,745	$56,714
Mature after one year through five years	91,342	91,284
	$148,087	$147,998

6.  Stock Based Compensation

Our Board of Directors and the requisite stockholders previously approved the Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan), and the 2010 Equity Incentive Plan (the 2010 Plan, and collectively with the 2000 Plan the Prior Plans). The 2000 Plan terminated August 2010 and no further awards may be issued under the plan. In October 2013, our Board of Directors approved the 2013 Equity Incentive plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s Initial Public Offering (“IPO”).  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of June 30, 2015 the total number of shares of common stock available for issuance under the 2013 Plan is  6,705,683, which includes 2,684,456 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. As of June 30, 2015 a total of 1,973,250 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. As of June 30, 2015, a total of 581,286 shares of common stock have been reserved for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. As of June 30, 2015, we have issued a total of 111,852 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three months and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
General and administrative	$520	$164	$1,035	$292
Research and development	673	197	1,265	347
	$1,193	$361	$2,300	$639

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2014	2,826,794	$5.12
Options granted	909,750	$15.84
Options exercised	(352,831)	$1.21
Balance at June 30, 2015	3,383,713	$8.41	7.47	$45,875
Exercisable	1,390,857	$3.16	5.14	$26,159

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $21.97 per share as of June 30, 2015.

Weighted average fair value of options granted during the six-month period ended June 30, 2015 and 2014 was $10.58 and $7.35 per share, respectively.  There were 810,500 options granted during the period ended June 30, 2014. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months and six months ended June 30, 2015 and 2014:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	5.9	6.0	6.0	6.0
Expected volatility	75.6%	75.2%	76.4%	75.2%
Risk-free interest rate	1.60%	1.93%	1.61%	1.93%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	70.6 - 82.9%	70.6%	70.6 - 82.9%	70.6%
Risk-free interest rate	.06% - .46%	.07% - .46%	.06% - .46%	.07% - .46%
Expected dividend yield	—%	—%	—%	—%

At June 30, 2015, the Company had $11.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and shares issued under our ESPP that will be recognized over the next 3.2 years.

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

Future minimum payments under the non-cancelable operating leases consist of the following (in thousands):

Operating
Years ending December 31,	Leases
For the remainder of the fiscal year	$330
2016	679
2017	699
2018	602
2019	581
Thereafter	299

Net rent expense for the six months ended June  30, 2015 and 2014 was $272,000 and $277,000 respectively.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken in the 2013 time period. On June 10, 2015, the Company filed a Verified Petition for Relief under Del. C. Section 205 (the “205 Petition”) related to the corporate acts challenged in the complaint. The defendants filed an answer to the class action complaint on June 22, 2015. On July 9, 2015, the Court consolidated the 205 Petition with the class action, joined the Company as a defendant and ordered it to file the claims in the 205 Petition as counter-claims in the class action, which the Company has done.   The Company intends to vigorously defend the action. Based on the preliminary nature of the claim, the Company believes that it is not possible to estimate a potential loss related to the claim.

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the six months ended June 30, 2015 and 2014.

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

There were no revenues recognized during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014 we recognized $0.6 million and $1.1 million of revenue under this arrangement, respectively. As of June 30, 2015, there is no remaining deferred revenue under this agreement.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. During the three and six months ended June 30, 2015 we recognized $25,000 and $50,000 of revenue respectively. During the three and six months ended June 30, 2014 we recognized zero and $0.5 million of revenue respectively. As of June 30, 2015, there is $0.1 million of deferred revenue related to this arrangement.

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

Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. We determined that $2.5 million of the upfront fee was allocated to the license and is being recognized into income over the initial research term of five years.

In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed molecule to be used against an undisclosed target. It is the first human clinical trial with a molecule incorporating our Xtend Fc Domain technology.  We received a milestone related to this trial in March 2015 upon issuance of certain patents related to our Xtend technology.

During the three and six months ended June 30, 2015 we recognized $0.3 million and $1.0 million of revenue respectively. During the three and six months ended June 30, 2014 we recognized $0.3 million and $0.5 million of revenue respectively. As of June 30, 2015, we have deferred revenue related to this arrangement of $1.6 million.

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

There were no revenues during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, we recognized zero and $0.7 million of revenue respectively. As of June 30, 2015, we have no deferred revenue related to this arrangement.

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

In March 2015, CSL notified us that they were terminating the March 2013 License Agreement. We have no remaining obligations under the agreement. For the three and six months ended June 30, 2015 and 2014, we did not recognize any revenue related to this arrangement. As of June 30, 2015 there is no remaining deferred revenue under this agreement.

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

During the three and six months ended June 30, 2015, we recognized $0.7 million and $1.4 million of revenue respectively. As of June 30, 2015, we have $2.2 million in deferred revenue related to this arrangement.

9. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, with the exception of the minimum statutory amounts, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss and tax credit carryforwards that have been fully offset by a valuation alloawance.

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

Since we commenced active operations in 1998, we have devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements. We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of June 30, 2015, combined with collaboration payments that we anticipate receiving, will enable us to fund operations, including clinical development of XmAb5871, XmAb7195, XmAb14045 and XmAb 13676, our second bispecific clinical candidate, through 2019.

We have incurred losses in each year since our inception. Our net losses were $15.3 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $259 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

In January 2015, we announced top line data from our Phase 1b/2a clinical trial. In addition to the study’s primary objective characterizing safety and tolerability, the data showed promising activity in patients with rheumatoid arthritis (RA), including multiple DAS28_CRP remissions and ACR50 and ACR70 responses. The Phase 1b part of the trial was a multiple ascending dose trial involving 29 patients.  In the Phase 2a cohort of the trial, 15 XmAb5871 treated patients and eight placebo treated patients were evaluable for RA disease activity at the protocol specified disease activity assessment time point of two weeks following the sixth biweekly infusion. 33% of patients (5 of 15) that received all six biweekly doses of XmAb5871 achieved DAS28-CRP remission or low disease activity versus zero on placebo. This difference was also seen when evaluating across both parts of the study; 41.7% of patients who received any dose of XmAb5871 in Phase 1b or Phase 2a parts of the trial had low disease activity or remission on Day 85 (16.7% low and 25.0% remission) as compared to only 6.7% of patients in the placebo group (0% low and 6.7% remission). ACR responses were also enhanced in XmAb5871 treated patients.  In the Phase 2a part of the trial, 86.7%, 40.0% and 20.0% of patients in the XmAb5871 treated group achieved an ACR20, ACR50 and ACR70 response, respectively, compared to 62.5%, 12.5% and 0% for the placebo group. Over the entire Phase 1b/2a trial, there were increased numbers of ACR20, ACR50 and ACR70 responders in the XmAb5871 treated cohorts compared to placebo (77.8% vs. 46.7%, 33.3% vs. 13.3% and 13.9% vs. 0.  ACR70 and ACR50 responses refer, respectively to 70% and 50% reductions in the American College of Rheumatology rheumatoid arthritis symptom scale, a common measure of RA disease activity, and each is considered evidence of a substantial improvement in a patient’s disease.  An ACR20 score represents at least a 20% improvement in these criteria and is considered a modest improvement in a patient's disease..

Biweekly intravenous administration of XmAb5871 for 12 weeks was generally well tolerated. The most common XmAb5871 treatment related adverse events (AEs) observed were predominantly mild to moderate gastrointestinal toxicities (nausea, vomiting, diarrhea) occurring during the first infusion of XmAb5871. These gastrointestinal AEs did not typically recur on subsequent infusions and no infusions were discontinued due to these AEs. Treatment related serious adverse events (SAEs) occurred in two patients that received XmAb5871: infusion related reaction and venous thrombosis. Two patients in the placebo treated group also reported SAEs.  In June 2015 we presented full study results at the European League Against Rheumatism (EULAR) 2015 Annual Meeting.

We plan to start a clinical trial with XmAb5871 in IgG4-Related Disease (IgG4-RD) later this year and will be exploring other indications in 2015. IgG4-Related Disease is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-20,000 patients in the United States. IgG4-Related Disease affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care. The initial IgG4-RD trial is planned to be an open-label pilot trial and will enroll approximately 15 subjects with scheduled treatment for up to 24 weeks. The recently reported IgG4-RD Responder Index will be used to assess treatment activity (Carruthers 2012, International Journal of Rheumatology).

XmAb7195.    XmAb7195 is our wholly-owned program being developed for the treatment of severe asthma and allergic diseases. It uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported that interim data from Part 1 of the Phase 1 trial, where healthy subjects in consecutive dose cohorts received a single intraveneous dose of XmAb7195 or placebo, showed rapid reduction of circulating free IgE levels to below the limit of detection at the end of the XmAb7195 infusion in 90% of XmAb7195 treated subjects that had detectable free IgE pre-dose, including those at the lowest dose evaluated of 0.3 mg/kg. Total IgE levels were also reduced in a parallel fashion. Two subjects with high pre-dose IgE levels (above 400 IU/mL) were treated with XmAb7195, one each at 0.75 mg/kg and 3.0 mg/kg doses, and both had reduction of free IgE levels to below the limit of detection lasting for at least one week.   A dose limiting toxicity of transient, asymptomatic thrombocytopenia (low blood platelet count) was observed at the 3.0 mg/kg dose. The decrease in platelet count was transient with a minimum by 24 hours post-dose, recovery starting by 48 hours post-dose and near full platelet count recovery by study Day 8 in all cases, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE. No evidence of thrombocytopenia has been observed in any of the clinical trials of XmAb5871, an anti-CD19 antibody with the identical XmAb Immune Inhibitor Fc domain as that of XmAb7195. Moderate urticaria (hives) was reported in a total of seven XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms. Otherwise, there were no other adverse events that occurred in more than two XmAb7195 treated subjects. There were no serious adverse events reported and no subject discontinued Part 1 of the trial early.  We continue to conduct an analysis of safety, pharmacokinetics, immunogenicity and efficacy data of Part 1 of the Phase 1a study and have finished enrolling patients in Part 2 of the study, where otherwise healthy subjects with a history of allergic rhinitis and/or allergic conjunctivitis and/or atopic dermatitis and serum IgE levels greater than 300 IU/ml are enrolled in consecutive dose cohorts and given a single intravenous dose of XmAb7195 or placebo.  In June 2015 we announced commencement of an expansion of the Phase 1 trial of XmAb7195, in which subjects will receive two doses of XmAb7195. This new part of the trial will allow the Company to examine IgE reduction and the safety profile of XmAb7195 after a second infusion. Data from this trial is expected in the first half of 2016. Additionally, we are planning a clinical trial with a subcutaneous formulation of XmAb7195 for 2016.

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

In November 2014, we announced preclinical data from three programs using our XmAb bispecific Fc technology showing that bispecific antibodies targeting CD123, CD20 and CD38 antigens each activated T-cells to rapidly kill target cells from a single dose IV bolus in cynomolgus monkeys and demonstrated prolonged half-life of approximately one week in mice.  Our initial bispecific programs are tumor-targeted antibodies that contain both a tumor antigen binding domain (CD123, CD20, or CD38) and a cytotoxic T-cell binding domain (CD3). We have selected our lead anti-CD123xCD3 bispecific antibody, XmAb14045, for IND-enabling studies and cGMP process development and manufacturing.  We plan to initiate clinical trials in acute myeloid leukemia with XmAb14045 in 2016.  In June we announced that we have selected XmAb13676 as our second bispecific candidate for clinical development. XmAb13676 is an anti- CD20xCD3 bispecific antibody that targets B-cell malignancies. We plan on initiating clinical trials for this candidate in 2016. Additional bispecific development candidates against additional tumor targets are also in discovery.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended
	June 30,
	2015	2014	Change
Revenues:
Research collaboration	$0.7	$0.6	$0.1
Licensing	0.3	0.3	(0.0)
Total revenues	$1.0	$0.9	$0.1
Operating expenses:
Research and development	7.5	4.3	3.2
General and administrative	2.5	1.6	0.9
Total operating expenses	10.0	5.9	4.1
Other income (expense), net	0.1	—	0.1
Net loss	$(8.9)	$(5.0)	$(3.9)

Research Collaboration Revenues

Research collaboration revenues were $0.7 million and $0.6 million for the three months ended June 30, 2015 and 2014 respectively. The $0.1 million increase in revenue reflects the revenue earned under our agreement with Novo Nordisk in 2015 compared with the revenue earned from our Amgen collaboration in 2014 which terminated in the fourth quarter of 2014.

Licensing Revenues

Licensing revenues were $0.3 million for the three months ended June 30, 2015 and 2014 respectively. The licensing revenue of $0.3 million in each three-month period reflects revenue earned under our agreement with Alexion.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2015 and 2014, (in millions):

	Three Months Ended
	June 30,
	2015	2014	Change
Product programs:
XmAb5871	$1.7	$0.7	$1.0
XmAb7195	1.1	1.6	(0.5)
Bi-specific	4.2	1.2	3.0
Early research and discovery	0.5	0.8	(0.3)
Total research and development expenses	$7.5	$4.3	$3.2

Research and development expenses were $7.5 million for the three months ended June 30, 2015 compared to $4.3 million for the same period in 2014, an increase of $3.2 million. Spending on the XmAb5871and bispecific   programs increased during the three months ended June 30, 2015 compared to the same period in 2014, while spending on the  XmAb 7195 and early research and discovery programs decreased during the same periods. The $1 million increase in spending associated with the XmAb5871 program is primarily due to expenses related to the development and planned clinical trial in  IgG4-RD. There was an increase in spending of $3 million in the three months ended June 30, 2015 on our bispecific program as we advanced our initial bispecific candidates, XmAb14045 and XmAb13676 into IND enabling studies and manufacturing of drug supply  and conducted additional work on our bispecific platform and programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended
	June 30,
	2015	2014	Change
General and administrative	$2.5	$1.6	$0.9

General and administrative expenses were $2.5 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $0.9 million. The increase is primarily due to an increase in staffing of legal and accounting personnel, professional fees and stock based compensation costs.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended
	June 30,
	2015	2014	Change
Revenues:
Research collaboration	$1.4	$1.3	$0.1
Licensing	0.6	1.2	(0.6)
Milestone	0.5	0.5	—
Total revenues	$2.5	$3.0	$(0.5)

Operating expenses:
Research and development	12.7	8.5	4.2
General and administrative	5.3	3.3	2.0
Total operating expenses	18.0	11.8	6.2
Other income (expense), net	0.2	—	0.2
Net loss	$(15.3)	$(8.8)	$(6.5)

Research Collaboration Revenues

Research collaboration revenues were $1.4 million and $1.3 million for the six months ended June 30, 2015 and 2014 respectively. The $0.1 million increase in revenue reflects the revenue earned under our agreement with Novo Nordisk in 2015 compared with the revenue earned from our Amgen collaboration in 2014 which terminated in the fourth quarter of 2014.

Licensing Revenues

Licensing revenues were $0.6 million and $1.2 million for the six months ended June 30, 2015 and 2014 respectively.  The lower licensing revenue of $0.6 million in 2015 over 2014 amounts reflects the revenue earned under our CSL agreement.

Milestone Revenues

Milestone and contingent payments for the six months ended June 30, 2015 and 2014 were $0.5 million from Alexion and Merck respectively.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2015 and 2014, (in millions):

	Six Months Ended
	June 30,
	2015	2014	Change
Product programs:
XmAb5871	$2.9	$2.0	$0.9
XmAb7195	2.6	3.2	(0.6)
Bi-specific	6.2	1.6	4.6
Early research and discovery	1.0	1.7	(0.7)
Total research and development expenses	$12.7	$8.5	$4.2

Research and development expenses were $12.7 million for the six months ended June 30, 2015 compared to $8.5 million for the same period in 2014, an increase of $4.2 million. Spending on the XmAb7195 and early research and discovery programs decreased during the six months ended June 30, 2015 compared to the same period in 2014, while spending on the bispecific program and the XmAb 5871 programs increased during the same periods. The $0.6 million decrease in spending associated with the XmAb7195 program is primarily due to a decrease in manufacturing costs for the drug product. There was an increase in spending of approximately $0.9 million on the XmAb5871 program related to continued development costs for the planned clinical trials targeting IgG4-RD. There was an increase in spending of $4.6 million in the six months ended June 30, 2015 on our bispecific program as we advanced our initial bispecific candidates, XmAb14045 and XmAb13676 into IND enabling studies and manufacturing of drug product and conducted additional work on our bispecific platform and programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended
	June 30,
	2015	2014	Change
General and administrative	$5.3	$3.3	$2.0

General and administrative expenses were $5.3 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $2.0 million. The increase is primarily due to an increase in staffing of legal and accounting personnel, professional fees and stock based compensation costs.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash (used in) provided by:

Operating activities	$(9,009)	$(10,767)	$1,758
Investing activities	(150,349)	(1,123)	(149,226)
Financing activities	115,880	133	115,747
Net increase (decrease) in cash	$(43,478)	$(11,757)	$(31,721)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2015 was $9.0 million compared to $10.8 million for the six months ended June 30, 2014 a decrease of $1.8 million. The decrease in cash used is primarily due to a decrease in our accounts receivable balances of $2.5 million.

Investing Activities

Investing activities consist primarily of investments in marketable securities, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash used in investing activities was $150 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. We purchased $0.9 million of intangible assets for the six months ended June 30, 2015 compared to $0.8 million for the same period in 2014. We purchased $148 million of marketable securities for the six months ended June 30, 2015. We purchased $1.1 million of capital equipment for the six months ended June 30, 2015 compared to $0.3 million for the same period in 2014. This increase is primarily related to additional capital spending on laboratory equipment.

Financing Activities

Net cash provided by financing activities consist primarily of net proceeds of $115.2 million from the sale of common stock and $0.7 million from the issuance of common stock upon exercise of stock awards as well as the Employee Stock Purchase Plan during the six months ended June 30, 2015.

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

At June 30, 2015, we had $159 million of cash, cash equivalents and marketable securities. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates.    Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, government sponsored agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2015 we had cash and cash equivalents and marketable securities of $159 million consisting of bank deposits, interest-bearing money market accounts, and US government and corporate securities.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the conservative risk profile of our marketable securities, a substantial change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken in the 2013 time period. On June 10, 2015, the Company filed a Verified Petition for Relief under Del. C. Section 205 (the ‘205 Petition”) related to the corporate acts challenged in the complaint. The defendants filed an answer to the class action complaint on June 22, 2015. On July 9, 2015, the Court consolidated the 205 Petition with the class action, joined the Company as a defendant and ordered it to file the claims in the 205 Petition as counter-claims in the class action, which the Company has done.    The Company intends to vigorously defend the action. Based on the preliminary nature of the claim, the Company believes that is it not possible to estimate a potential loss related to the claim..

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

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net losses for the six months ended June 30, 2015 and 2014 were $15.3 million and $8.8 million, respectively. As of June 30, 2015, we had an accumulated deficit of $259 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

•

completing clinical trials through all phases of clinical development of our current product candidates, XmAb5871 and XmAb7195, as well as the product candidates that are being developed by us, our partners or licensees;

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

We believe our existing cash, cash equivalents and marketable securities, together with interest thereon, will be sufficient to fund our operations through the end of 2019. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our clinical trials for XmAb5871, XmAb7195 or our planned clinical trials for our bispecific candidates or other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of XmAb5871,  XmAb7195, XmAb14045, XmAb13676 or any future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Additionally, our manufacturer may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide any product candidates to patients in clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays,  inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially and adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products and could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In our Phase 1b/2a clinical trial of XmAb5871, for example, some subjects reported mild to moderate gastrointestinal toxicities (nausea, vomiting, and diarrhea).  Other treatment related adverse events experienced in more than two XmAb5871-treated patients were pyrexia (fever) and headache. Treatment related serious adverse events occurred in two patients that received XmAb5871: infusion related reaction and venous thrombosis. Further, interim analysis in our Phase 1a clinical trial of XmAb7195 resulted in subjects having urticarial and dose limiting thrombocytopenia. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 or XmAb7195 could suffer significant negative consequences.

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

We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third-party manufacturing partners, Catalent Pharma Solutions LLC (Catalent) for the production of XmAb5871 and XmAb7195 and third parties for fill and testing services, pursuant to existing agreements. We are also working with KBI Biopharma, Inc. (KBI) to develop manufacturing processes to initiate manufacturing of our bispecific development candidates, XmAb14045 and XmAb13676.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of either Catalent or KBI and are currently completely dependent on each of Catalent and KBI for the production of XmAb5871, XmAb7195, XmAb14045 and XmAb13676 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent or KBI would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for XmAb5871, XmAb7195, XmAb14045 or XmAb13676 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidates, if and when approved. If we are unable to obtain a license agreement from Catalent for the manufacture of XmAb5871, if we are unable to enter into commercial supply agreements with third-party suppliers or if any such third-party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195, XmAb14045 and XmAb13676, we have not entered into a commercial supply agreement with either Catalent or KBI and neither has demonstrated that they will be capable of manufacturing XmAb5871, XmAb7195, XmAb14045 or XmAb13676 on a large commercial scale. We might be unable to identify manufacturers for commercial supply on acceptable terms or at all. Moreover, our existing license with Catalent to use certain technology and know-how in the production of our XmAb5871 product candidate only applies for so long as manufacturing services are provided by Catalent. We expect to move manufacturing services to another contract manufacturing organization to support late-stage clinical trials for XmAb5871 as well as commercial supplies which would require negotiation of a license from Catalent. We expect to be able to finalize such a license agreement with Catalent for XmAb5871 in due course. However, we can provide no assurances as to when such a license agreement will be executed or if it will be executed at all. If we are not able to secure a commercial license from Catalent, or not able to obtain a commercial license on acceptable terms, we may be required to change the manufacturing process for XmAb5871. A change to the manufacturing process for XmAb5871 or any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late-stage clinical development and commercialization of XmAb5871or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third-party manufacturers to manufacture XmAb5871,  XmAb7195, XmAb14045, XmAb13676 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturers decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $22.23 through June 30, 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on information available to us as of June 30, 2015 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 38.5% of our voting stock. Further, John S. Stafford III, one of our directors, beneficially owns approximately 17.8% of our voting stock and his family members beneficially own approximately an additional 5.0% of our voting stock. Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Recent Sales of Unregistered Securities

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

We are using the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. We described the planned use of proceeds from our IPO in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including using a portion of such proceeds for a planned Phase 2b clinical trial with XmAb5871 . In October 2014, we announced that we will not be pursuing a Phase 2b clinical trial of XmAb5871 in RA and will initiate clinical development of XmAb5871 in IgG4-Related Diseases and possibly other autoimmune diseases.  As of June 30, 2015, we have used approximately $38.5 million of the funds from the IPO.

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

10.1	First Amendment to GPEx®-Derived Cell Line Sales Agreement effective April 1, 2015 between the Company and Catalent Pharma Solutions, LLC**

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.

**   Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

Dated: August 4, 2015

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

10.1	First Amendment to GPEx®-Derived Cell Line Sales Agreement effective April 1, 2015 between the Company and Catalent Pharma Solutions, LLC**

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.

**   Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.