Form 10-Q
period 2015-09-30
Xencor Inc
filed 2015-11-04
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2015
Common stock, $0.01 par value	40,477,003

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended September  30, 2015

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

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$57,738	$54,649
Marketable securities	70,206	—
Accounts receivable	408	2,966
Interest receivable	659	—
Prepaid expenses and other current assets	865	134
Total current assets	129,876	57,749
Property and equipment
Computers, software and equipment	5,275	4,270
Furniture and fixtures	102	97
Leasehold improvements	3,612	3,086
Less accumulated depreciation and amortization	(6,696)	(6,554)
Property and equipment, net	2,293	899
Other assets
Patents, licenses, and other intangible assets, net	9,617	9,116
Marketable securities - long term	69,632	—
Other assets	63	59
Total other assets	79,312	9,175
Total assets	$211,481	$67,823
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,107	$1,691
Accrued expenses	3,817	2,251
Current portion of deferred revenue	47,652	2,254
Total current liabilities	56,576	6,196
Deferred rent, less current portion	659	—
Deferred revenue, less current portion	931	2,337
Total liabilities	58,166	8,533
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2015 and December 31, 2014; 40,477,003 issued and outstanding at September 30, 2015 and 31,434,272 issued and outstanding at December 31, 2014	405	314
Additional paid-in capital	422,258	302,969
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(269,342)	(243,993)
Total stockholders’ equity	153,315	59,290
Total liabilities and stockholders’ equity	$211,481	$67,823

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Collaborations, licenses and milestones	$3,503	$848	$6,008	$3,856
Operating expenses
Research and development	10,582	4,953	23,263	13,464
General and administrative	3,233	2,182	8,521	5,499
Total operating expenses	13,815	7,135	31,784	18,963
Loss from operations	(10,312)	(6,287)	(25,776)	(15,107)
Other income (expenses)
Interest income	676	2	1,067	31
Interest expense	(4)	(2)	(11)	(7)
Other income (expenses)	(397)	9	(629)	10
Total other income (expense), net	275	9	427	34

Net loss	(10,037)	(6,278)	$(25,349)	$(15,073)
Other comprehensive loss
Net unrealized gain (loss) on marketable securities available-for-sale	84	—	(6)	—
Comprehensive loss	$(9,953)	$(6,278)	$(25,355)	$(15,073)

Basic and diluted net loss per common share	$(0.25)	$(0.20)	$(0.66)	$(0.48)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	40,473,520	31,395,626	38,514,179	31,376,502

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2014	31,434,272	314	302,969	—	(243,993)	59,290
Sale of common stock, net of issuance cost of $7.7 million	8,625,000	86	115,118	—	—	115,204
Issuance of common stock upon exercise and vesting of stock awards	369,743	4	539	—	—	543
Issuance of common stock from employee stock purchase plan	47,988	1	246	—	—	247
Comprehensive loss	—	—	—	(6)	(25,349)	(25,355)
Stock-based compensation	—	—	3,386	—	—	3,386
Balance, September 30, 2015 (unaudited)	40,477,003	$405	$422,258	$(6)	$(269,342)	$153,315

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(25,349)	$(15,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	768	621
Amortization of premium on marketable securities	642	—
Stock-based compensation	3,386	1,110
Abandonment of capitalized intangible assets	280	496
Gain on disposal of assets	(9)	(1)
Gain on sale of marketable securities available-for-sale	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	2,558	40
Interest receivable	(659)	—
Prepaid expenses and other assets	(715)	(62)
Accounts payable	3,417	(536)
Accrued expenses	1,608	372
Deferred rent	595	—
Deferred revenue	43,993	(2,454)
Net cash provided by (used in) operating activities	30,511	(15,487)
Cash flows from investing activities
Purchase of marketable securities	(168,489)	—
Purchase of intangible assets	(1,220)	(1,137)
Purchase of property and equipment	(1,724)	(560)
Proceeds from sale of marketable securities available-for-sale	28,008	—
Proceeds from sale of property and equipment	9	1
Net cash used in investing activities	(143,416)	(1,696)
Cash flows from financing activities
Proceeds from issuance of common stock	122,906	—
Proceeds from issuance of common stock upon exercise of stock awards	543	8
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	247	130
Common stock issuance costs	(7,702)	—
Payments on capital lease obligations	—	(7)
Net cash provided by financing activities	115,994	131
Net increase (decrease) in cash and cash equivalents	3,089	(17,052)
Cash and cash equivalents, beginning of period	54,649	77,975
Cash and cash equivalents, end of period	$57,738	$60,923

Supplemental disclosures of non-cash investing activities
Net unrealized loss on marketable securities available-for-sale	$6	$—

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements for Xencor, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 23, 2015, as amended.

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters and concentration and diversification. The Company invests its excess cash primarily in marketable securities issued by investment grade institutions. The Company considers its marketable securities to be “available-for-sale”, as defined by authoritative guidance issued by the Financial Accounting Standards Board (FASB). These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within the United States GAAP. In July 2015, the FASB announced that the new pronouncement will be effective for reporting periods beginning after December 15, 2017. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

2. Fair Value of Financial Instruments

The fair values of the financial instruments included in the financial statements, which include cash equivalents, money markets, US government and corporate securities approximate their carrying values at September 30, 2015 due to their short term maturities. Our financial instruments also include accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30,
	Total
	Fair Value	Level 1	Level 2

Money Market Funds	$9,904	$9,904	$—
Corporate Securities	88,651	—	88,651
Government Securities	51,187	—	51,187
	$149,742	$9,904	$139,838

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months and nine months ended September 30, 2015, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted (loss) per common share is computed as follows (in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except
	per share data)
Basic numerator:
Net loss attributable to common stockholders	$(10,037)	$(6,278)	$(25,349)	$(15,073)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	40,473,520	31,395,626	38,514,179	31,376,502
Basic net loss per common share	$(0.25)	$(0.20)	$(0.66)	$(0.48)

The following shares of outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Employee stock purchase plan shares	31	34	31	34
Options to purchase common stock	3,378	1,361	3,378	1,361
	3,409	1,395	3,409	1,395

In March 2015, the Company issued 8,625,000 shares of common stock in a follow-on stock offering. The issuance of these shares resulted in a significant increase in the Company’s weighted average shares outstanding for the three months and nine months ended September 30, 2015 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s income (loss) per share calculations for the remainder of 2015.

4. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. For the three months and nine months ended September 30, 2015, the only component of other comprehensive loss is net unrealized gains and losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the three months and nine months ended September 30, 2015.

5. Marketable Securities

The Company’s marketable securities held as of September 30, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,904	$—	$—	$9,904
Corporate Securities	88,668	55	(72)	88,651
Government Securities	51,176	20	(9)	51,187
	$149,748	$75	$(81)	$149,742

Reported as
Cash and cash equivalents				$9,904
Marketable securities				139,838
Total investments				$149,742

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$70,208	$70,206
Mature after one year through five years	69,636	69,632
	$139,844	$139,838

6. Stock Based Compensation

Our Board of Directors and the requisite stockholders previously approved the Amended and Restated 2000 Stock Incentive Plan (the 2000 Plan), and the 2010 Equity Incentive Plan (the 2010 Plan, and collectively with the 2000 Plan the Prior Plans). The 2000 Plan terminated August 2010 and no further awards may be issued under the plan. In October 2013, our Board of Directors approved the 2013 Equity Incentive plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s Initial Public Offering (IPO).  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of September 30, 2015 the total number of shares of common stock available for issuance under the 2013 Plan is 6,335,940, which includes 2,684,456 of common stock that were available for issuance under the Prior Plans as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. As of September 30, 2015 a total of 1,994,750 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. As of September 30, 2015, a total of 581,286 shares of common stock have been reserved for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or

(ii) 621,814 shares of common stock. As of September 30, 2015, we have issued a total of 111,852 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three months and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
General and administrative	$593	$276	$1,628	$575
Research and development	493	215	1,758	535
	$1,086	$491	$3,386	$1,110

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2014	2,826,794	$5.12
Options granted	930,250	$15.96
Options forfeited	(9,375)	$18.75
Options exercised	(369,743)	$1.47
Balance at September 30, 2015	3,377,926	$8.47	7.21	$16,173
Exercisable	1,515,353	$3.69	5.15	$12,965

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $12.23 per share as of September 30, 2015.

Weighted average fair value of options granted during the nine-month period ended September 30, 2015 and 2014 was $10.73 and $7.11 per share, respectively.  There were 1,019,021 options granted during the period ended September 30, 2014. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months and nine months ended September 30, 2015 and 2014:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (years)	6.4	6.0	6.1	6.0
Expected volatility	86.5%	77.4%	76.6%	77.4%
Risk-free interest rate	1.95%	2.02%	1.62%	2.02%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	70.6 - 82.9%	70.6%	70.6 - 82.9%	70.6%
Risk-free interest rate	.06% - .46%	.06% - .46%	.06% - .46%	.06% - .46%
Expected dividend yield	—%	—%	—%	—%

At September 30, 2015, the Company had $11.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to outstanding stock options and shares issued under our ESPP that will be recognized over the next 3.0 years.

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

Future minimum payments under the non-cancelable operating leases consist of the following (in thousands):

Operating
Years ending December 31,	Leases
For the remainder of the fiscal year	$165
2016	679
2017	699
2018	602
2019	581
Thereafter	299

Net rent expense for the nine months ended September 30, 2015 and 2014 was $415,000 and $441,800 respectively.

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

On June 10, 2015, the Company filed a Verified Petition for Relief under Del. C. Section 205 (the 205 Petition) related to the corporate acts challenged in the complaint. The defendants filed an answer to the class action complaint on June 22, 2015. On July 9, 2015, the Court consolidated the 205 Petition with the class action, joined the Company as a defendant and ordered it to file the claims in the 205 Petition as counter-claims in the class action, which the Company has done.  On August 11, 2015, the Company filed a Motion for Leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff’s counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and related documents. A settlement hearing is scheduled for December 10, 2015.  The Company intends to vigorously defend against the request to pay legal fees. Based on the nature of the claim, the Company believes that it is not possible to estimate a potential loss related to the claim; accordingly, no amount for any loss has been accrued at September 30, 2015.

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the nine months ended September 30, 2015 and 2014.

Amgen, Inc.

2015 Agreement

In September 2015, the Company entered into a research and license agreement (the 2015 Agreement) with Amgen, Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the 2015 Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3, (the CD38 Program). The Company will also apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45.0 million upfront payment from Amgen and is eligible to receive up to $1.7 billion in future development, regulatory and sales milestones in total for all six programs and is eligible to receive royalties on any global net sales of products.

Following the Company’s transfer of the DNA sequences, constructs and preclinical data related to its CD38 Program to Amgen, Amgen will assume full responsibility for the further development and commercialization of product candidates under the CD38 Program. Assuming successful development and commercialization of a product, the Company could receive up to $355 million in milestones payments which include $55 million in development milestones, $70 million in regulatory milestones and, $230 million in sales milestones. If commercialized, the Company is eligible to receive from high single-digit up to low double-digit royalties on global net sales of approved products under the CD38 Program.

Under the 2015 Agreement, for each of the five Discovery Programs the Company will apply its bispecific technology to antibody molecules provided by Amgen that bind Discovery Program Targets and return the bispecific product candidates to Amgen for further testing, development and commercialization. Amgen has the right to substitute up to three of the previously identified targets during the research term provided that Amgen has not initiated non-human primate studies with the Xencor provided bispecific candidate. The initial research term is three years from the date of the agreement but Amgen, at its option, may request an extension of one year if Xencor has not completed delivery of all five Discovery Program bispecific candidates to Amgen.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs. Assuming successful development and commercialization of each Discovery Program compound, the Company could receive up to $260.5 million in milestones for each compound which include $35.5 million in development milestones, $55.0 million in regulatory milestones and $170.0 million in sales milestones. If commercialized, the Company is eligible to receive mid to high single-digit royalties on global net sales of approved products.

The Company evaluated the 2015 Agreement with Amgen and determined that it is a revenue arrangement with multiple deliverables or performance obligations. The Company’s substantive performance obligations under the 2015 Agreement include delivery of the DNA sequences, constructs and preclinical data related to its CD38 Program and application of its bispecific technology to five Amgen provided targets and delivery of the five bispecific product candidates. The Company evaluated the 2015 Agreement with Amgen and determined that the CD38 Program and each of the five Discovery Programs represent separate units of accounting.

The $45 million upfront payment represents the total initial consideration and was allocated to each of the deliverables using the relative selling price method. After identifying each of the deliverables included in the arrangement, the Company determined its best estimate of selling price for each of the deliverables. In order to determine the best estimate of selling price for the CD38 Program, the Company determined the value of the CD38 Program by calculating a risk-adjusted present value of the potential revenue from the future development and regulatory milestones under the 2015 Agreement. This amount represents the value that a third party would be willing to pay as an upfront fee to license the Company’s CD38 Program.

The Company determined the value of each of the Discovery Programs by calculating a risk-adjusted net present value of the potential revenue from future development and regulatory milestones reduced by the estimated cost of the Company’s efforts to apply its bispecific technology to the Amgen targets and deliver the five bispecific product candidates. These amounts represent the value that a third party would be willing to pay as an upfront for access to the Company’s bispecific technology and capabilities.

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

$13.75 million to the CD38 Program and,

$6.25 million to each of the five Discovery Programs

The Company will recognize as collaboration revenue the amount of the total allocable consideration allocated to the CD38 Program upon delivery of the CD38 DNA sequences, constructs and preclinical data to Amgen. At the time that each bispecific Discovery Program is accepted by Amgen, the Company will recognize as collaboration revenue $6.25 million for each program. Since Amgen has substitution rights for up to three targets, revenue recognition may be delayed until the earlier that Amgen initiates non-human primate studies for a delivered bispecific Discovery Program or the right to substitute the target lapses.

During the three and nine months ended September 30, 2015, we did not recognize any revenue under this arrangement. As of September 30, 2015 there was $45 million in deferred revenue related to the arrangement.

2010 Agreement

In December 2010, we entered into a Collaboration and Option Agreement (the 2010 Agreement) with Amgen, pursuant to which we agreed to collaborate with Amgen on development of XmAb5871 in rheumatoid arthritis (RA) through completion of a Phase 2 proof-of-concept (POC) trial. After completion of the POC trial, we would deliver a data package to Amgen and they would have 90 days to review and decide whether to exercise an option to obtain worldwide rights to XmAb5871. Upon exercise of the option and payment of a $50 million option fee, Amgen would own all rights to the compound and be responsible for further development.

We received a nonrefundable upfront payment of $11 million upon execution of the Collaboration Agreement and a $2 million milestone in January 2013 upon the initiation of a Phase 1b clinical trial.

In October 2014, we entered into an agreement with Amgen to terminate the 2010 Agreement pursuant to which all worldwide rights to develop and commercialize XmAb5871 reverted back to us. Our obligations to continue development of XmAb5871 under the terms of the 2010 Agreement terminated effective as of the date of the termination agreement. As a result of and effective as of the date of the termination agreement, all of Amgen’s rights to XmAb5871 terminated including the right to exercise an exclusive option to acquire the worldwide rights to XmAb5871. Amgen’s obligations to make any further payments to us are also terminated. In connection with the termination, we granted

Amgen a right of first negotiation (ROFN) to obtain an exclusive license to develop and commercialize any XmAb5871 product.

As a result of the termination, we recognized the remaining balance in deferred revenue as revenue in the period of the termination, October 2014. There is no remaining revenue or obligations to be reported under this agreement.

There were no revenues recognized during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014 we recognized $0.6 million and $1.7 million of revenue under this arrangement, respectively. As of September 30, 2015, there is no remaining deferred revenue under this agreement.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. During the three and nine months ended September 30, 2015 we recognized $25,000 and $75,000 of revenue respectively. During the three and nine months ended September 30, 2014 we recognized $25,000 and $0.5 million of revenue respectively. As of September 30, 2015, there is $75,000 of deferred revenue related to this arrangement.

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

During the three and nine months ended September 30, 2015 we recognized $0.3 million and $1.3 million of revenue respectively. During the three and nine months ended September 30, 2014 we recognized $0.2 million and $0.8 million of revenue respectively. As of September 30, 2015, we have deferred revenue related to this arrangement of $1.3 million.

CSL Limited

2009 Agreement

In February 2009, we entered into a Research License and Commercialization Agreement (the 2009 Agreement) with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to our Fc Cytotoxic technology and up to five commercial options. The upfront payment of $0.75 million received at inception and the annual research license renewal payments are being recognized as revenue ratably over the five-year term of the research license.

In May 2013, we entered into an amendment to the 2009 Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for the licensed product CSL362. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expired in February 2014 and four additional options to take commercial licenses through the term of the research period. The amendment proceeds were recognized into income over the remaining period of the research term.

In 2013 CSL sublicensed CSL362 (now called JNJ-56022473) to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362. As a result of the Phase 2 clinical trial initiation, we received a milestone payment of $2.5 million.

During the three and nine months ended September 30, 2015, we recognized $2.5 million of revenue under the arrangement. During the three and nine months ended September 30, 2014, we recognized zero and $0.7 million of revenue respectively. As of September 30, 2015, we have no deferred revenue related to this arrangement.

2013 Agreement

In March 2013, we entered into a license agreement (the 2013 Agreement) with CSL. Under the terms of the agreement, we provided CSL with a non-exclusive commercial license to apply our technology to one of their compounds. The agreement provided for an upfront payment of $0.5 million and we were eligible to receive future milestones as CSL advanced the compound into clinical development.

In March 2015, CSL notified us that they were terminating the 2013 Agreement. We have no remaining obligations under the agreement. We did not recognize any revenue under this agreement for the three and nine months ended September 30, 2015 and did not recognize any revenue for the three and nine months ended September 30, 2014. As of September 30, 2015 there is no remaining deferred revenue under the 2013 Agreement.

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

During the three and nine months ended September 30, 2015, we recognized $0.7 million and $2.1 million of revenue respectively. As of September 30, 2015, we have $1.9 million in deferred revenue related to this arrangement.

9. Income Taxes

No provision for U.S. income taxes has been made, net of the valuation allowance, with the exception of the minimum statutory amounts, because the Company has incurred losses since its inception. The Company has deferred tax assets consisting primarily of net operating loss and tax credit carryforwards that have been fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii) our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Since we commenced active operations in 1998, we have devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements. We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. In September 2015 we received a $45 million upfront payment from Amgen in connection with the 2015Amgen Agreement. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of September 30, 2015, combined with collaboration payments that we anticipate receiving, will enable us to fund operations, including clinical development of XmAb5871, XmAb7195, XmAb14045 and XmAb 13676, our second bispecific clinical candidate, through 2019.

We have incurred losses in each year since our inception. Our net losses were $25.3  million and $15.1 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $269 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Company Programs

XmAb5871.  XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system.  In December 2010, we entered into the Collaboration Agreement with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate. In October 2014, pursuant to a request by us, Amgen agreed to terminate the Collaboration Agreement for convenience, provided we grant them a right of first negotiation (ROFN) to obtain an exclusive license to develop and commercialize any future XmAb5871 product.

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

We plan to file an investigational new drug application (IND) this year for XmAb5871 in IgG4-Related Disease (IgG4-RD) and initiate enrollment in a Phase 2 open-label, pilot study in early 2016. We also plan to initiate clinical development of XmAb5871 in an additional autoimmune disease in 2016.

IgG4-RD is a rare fibro-inflammatory autoimmune disorder that impacts approximately 10,000-40,000 patients in the United States. IgG4-Related Disease affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care. The initial IgG4-RD trial is planned to be an open-label pilot trial and will enroll approximately 15 subjects with scheduled treatment for up to 24 weeks. The recently reported IgG4-RD Responder Index will be used to assess treatment activity (Carruthers 2012, International Journal of Rheumatology). We plan to report preliminary data from the IgG4-RD trial by the end of 2016.

XmAb7195.    XmAb7195 is our wholly-owned program being developed for the treatment of severe asthma and allergic diseases. It uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported that interim data from Part 1 of the Phase 1 trial, where healthy subjects in consecutive dose cohorts received a single intraveneous dose of XmAb7195 or placebo, showed rapid reduction of circulating free IgE levels to below the limit of detection at the end of the

XmAb7195 infusion in 90% of XmAb7195 treated subjects that had detectable free IgE pre-dose, including those at the lowest dose evaluated of 0.3 mg/kg. Total IgE levels were also reduced in a parallel fashion. Two subjects with high pre-dose IgE levels (above 400 IU/mL) were treated with XmAb7195, one each at 0.75 mg/kg and 3.0 mg/kg doses, and both had reduction of free IgE levels to below the limit of detection lasting for at least one week.   A dose limiting toxicity of transient, asymptomatic thrombocytopenia (low blood platelet count) was observed at the 3.0 mg/kg dose. The decrease in platelet count was transient with a minimum by 24 hours post-dose, recovery starting by 48 hours post-dose and near full platelet count recovery by study Day 8 in all cases, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE. No evidence of thrombocytopenia has been observed in any of the clinical trials of XmAb5871, an anti-CD19 antibody with the identical XmAb Immune Inhibitor Fc domain as that of XmAb7195. Moderate urticaria (hives) was reported in a total of seven XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms. Otherwise, there were no other adverse events that occurred in more than two XmAb7195 treated subjects. There were no serious adverse events reported and no subject discontinued Part 1 of the trial early.  We continue to conduct an analysis of safety, pharmacokinetics, immunogenicity and efficacy data of Part 1 of the Phase 1a study and have finished enrolling patients in Part 2 of the study, where otherwise healthy subjects with a history of allergic rhinitis and/or allergic conjunctivitis and/or atopic dermatitis and serum IgE levels greater than 300 IU/ml are enrolled in consecutive dose cohorts and given a single intravenous dose of XmAb7195 or placebo.  In June 2015 we announced commencement of an expansion of the Phase 1 trial of XmAb7195, in which subjects will receive two doses of XmAb7195. This new part of the trial will allow the Company to examine IgE reduction and the safety profile of XmAb7195 after a second infusion. Data from this trial is expected in the first half of 2016. Additionally, we are planning a clinical trial with a subcutaneous formulation of XmAb7195 in 2016.

Bispecific programs: We continue to advance our XmAb® bispecific pipeline which allows us to create dual-antigen targeting molecules. The core of our bispecific programs is a novel Fc domain that is a scaffold for two, or potentially more, different antigen binding domains, creating a single molecule that can bind to two or more targets simultaneously. Our Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.  For example, we can readily create bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies. We have generated a number of bispecific antibody discovery programs using our XmAb heterodimer Fc domains and have demonstrated that several bispecific antibodies built on these Fc domains are highly active in primate models.

In November 2014, we announced preclinical data from three programs using our XmAb bispecific Fc technology showing that bispecific antibodies targeting CD123, CD20 and CD38 antigens each activated T-cells to rapidly kill target cells from a single dose IV bolus in cynomolgus monkeys and demonstrated prolonged half-life of approximately one week in mice.  Our initial bispecific programs are tumor-targeted antibodies that contain both a tumor antigen binding domain (CD123, CD20, or CD38) and a cytotoxic T-cell binding domain (CD3). We have selected our lead anti-CD123xCD3 bispecific antibody, XmAb14045, for IND-enabling studies and cGMP process development and manufacturing.  We plan to initiate clinical trials in acute myeloid leukemia with XmAb14045 in the first half of 2016.  In June we announced that we have selected XmAb13676 as our second bispecific candidate for clinical development. XmAb13676 is an anti-CD20xCD3 bispecific antibody that targets B-cell malignancies. We plan on initiating clinical trials for this candidate in the second half of 2016. Additional bispecific development candidates against additional tumor targets are also in discovery.

In September 2015 we entered into the 2015 Agreement with Amgen to develop bispecific product candidates with our bispecific technology. Under the 2015 Agreement and upon delivery by us of the DNA sequences, constructs and preclinical data that we have generated for the CD38 Program, Amgen will assume all future development of our CD38 x CD3 preclinical program.  Subsequent to execution of the 2015 Agreement, we have delivered the DNA sequences, constructs and related CD38 preclinical data to Amgen. As part of the 2015 Agreement, Amgen will also provide five predetermined targets to us and we will apply our bispecific technology to Amgen-provided molecules against the targets and return the bispecific product candidates to Amgen for further testing and development. Amgen will assume all future development of these bispecific product candidates. The Amgen transaction highlights the plug-and-play nature of our bispecific platform and the ability to apply it to multiple targets in an efficient manner.

Licensing Partnerships: We currently have seven licensing partnerships for the licensing of our XmAb technology. These arrangements provide upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development. In the first quarter of 2014, Merck initiated a Phase 1 clinical trial with an undisclosed product with our Fc optimization technology which triggered a milestone payment. In the third quarter of 2014, Alexion initiated a Phase 1 clinical trial with an undisclosed product incorporating our Xtend technology. In December 2014, we announced a discovery collaboration with Novo Nordisk to jointly discover novel biologic drug candidates for an undisclosed target by combining multiple Xencor XmAb technologies. In March 2015, CSL notified us that they were terminating the 2013 Agreement. In August 2015, CSL, through its sublicensee, Janssen, initiated a Phase 2 clinical trial with JNJ-56022473 which incorporates our Cytotoxic Fc Domain. The Phase 2 trial initiation triggered a $2.5 million milestone payment to us. There are currently six compounds in clinical development from our partners that have incorporated our XmAb technology.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended
	September 30,
	2015	2014	Change
Revenues:
Research collaboration	$0.7	$0.6	$0.1
Licensing	0.3	0.2	0.1
Milestone	2.5	—	2.5
Total revenues	$3.5	$0.8	$2.7
Operating expenses:
Research and development	10.6	4.9	5.7
General and administrative	3.2	2.2	1.0
Total operating expenses	13.8	7.1	6.7
Other income (expense), net	0.3	—	0.3
Net loss	$(10.0)	$(6.3)	$(3.7)

Research Collaboration Revenues

Research collaboration revenues were $0.7 million and $0.6 million for the three months ended September 30, 2015 and 2014 respectively. The $0.1 million increase in revenue reflects the revenue earned under our agreement with Novo Nordisk in 2015 compared with the revenue earned in 2014 from Amgen under the 2010 Agreement which terminated in the fourth quarter of 2014.

Licensing Revenues

Licensing revenues were $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014 respectively. The licensing revenue in each three-month period reflects revenue earned under our agreement with Alexion.

Milestone Revenues

Milestone and contingent payments were $2.5 million and zero for the three months ended September 30, 2015 and 2014 respectively. The milestone revenue of $2.5 million in 2015 reflects revenue earned under the 2009 Agreement with CSL.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2015 and 2014, (in millions):

	Three Months Ended
	September 30,
	2015	2014	Change
Product programs:
XmAb5871	$2.4	$1.0	$1.4
XmAb7195	1.8	1.9	(0.1)
Bi-specific	5.8	1.7	4.1
Early research and discovery	0.6	0.3	0.3
Total research and development expenses	$10.6	$4.9	$5.7

Research and development expenses were $10.6 million for the three months ended September 30, 2015 compared to $4.9 million for the same period in 2014, an increase of $5.7 million. Spending on the XmAb5871and bispecific programs increased during the three months ended September 30, 2015 compared to the same period in 2014, while spending on the XmAb 7195 decreased during the same periods. The $1.4 million increase in spending associated with the XmAb5871 program is primarily due to expenses related to the development and planned clinical trial in IgG4-RD. There was an increase in spending of $4.1 million in the three months ended September 30, 2015 on our bispecific program as we advanced our initial bispecific candidates, XmAb14045 and XmAb13676, into IND enabling studies and manufacturing of drug supply and conducted additional work on our bispecific platform and other preclinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended
	September 30,
	2015	2014	Change
General and administrative	$3.2	$2.2	$1.0

General and administrative expenses were $3.2 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $1.0 million. The increase is primarily due to an increase in professional fees and stock based compensation costs.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended
	September 30,
	2015	2014	Change
Revenues:
Research collaboration	$2.1	$1.8	$0.3
Licensing	0.9	1.6	(0.7)
Milestone	3.0	0.5	2.5
Total revenues	$6.0	$3.9	$2.1

Operating expenses:
Research and development	23.3	13.5	9.8
General and administrative	8.5	5.5	3.0
Total operating expenses	31.8	19.0	12.8
Other income (expense), net	0.5	—	0.5
Net loss	$(25.3)	$(15.1)	$(10.2)

Research Collaboration Revenues

Research collaboration revenues were $2.1 million and $1.8 million for the nine months ended September 30, 2015 and 2014 respectively. The $0.3 million increase in revenue reflects the revenue earned under our agreement with Novo Nordisk in 2015 compared with the revenue earned in 2014 from Amgen under the 2010 Agreement which terminated in the fourth quarter of 2014.

Licensing Revenues

Licensing revenues were $0.9 million and $1.6 million for the nine months ended September 30, 2015 and 2014 respectively.  The lower licensing revenue of $0.7 million in 2015 over 2014 amounts reflects the revenue earned under the 2009 Agreement with CSL.

Milestone Revenues

Milestone and contingent payments for the nine months ended September 30, 2015 and 2014 were $3.0 million and $0.5 million respectively. The $2.5 million increase from 2015 reflects the milestone revenue earned under the 2009 Agreement with CSL.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2015 and 2014, (in millions):

	Nine Months Ended
	September 30,
	2015	2014	Change
Product programs:
XmAb5871	$5.3	$2.9	$2.4
XmAb7195	4.3	5.1	(0.8)
Bi-specific	12.1	3.2	8.9
Early research and discovery	1.6	2.3	(0.7)
Total research and development expenses	$23.3	$13.5	$9.8

Research and development expenses were $23.3 million for the nine months ended September 30, 2015 compared to $13.5 million for the same period in 2014, an increase of $9.8 million. Spending on the XmAb7195 and early research and discovery programs decreased during the nine months ended September 30, 2015 compared to the same period in 2014, while spending on the bispecific program and the XmAb 5871 programs increased during the same periods. The $0.8 million decrease in spending associated with the XmAb7195 program is primarily due to a decrease in manufacturing costs for the drug product. There was an increase in spending of approximately $2.4 million on the XmAb5871 program related to continued development costs for the planned clinical trials targeting IgG4-RD. There was an increase in spending of $8.9 million in the nine months ended September 30, 2015 on our bispecific program as we advanced our initial bispecific candidates, XmAb14045 and XmAb13676, into IND enabling studies and manufacturing of drug product and conducted additional work on our bispecific platform and other preclinical bispecific programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended
	September 30,
	2015	2014	Change
General and administrative	$8.5	$5.5	$3.0

General and administrative expenses were $8.5 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $3.0 million. The increase is primarily due to an increase in staffing of legal and accounting personnel, professional fees and stock based compensation costs.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended June 30,
	2015	2014	Change
Net cash provided by (used in):

Operating activities	$30,511	$(15,487)	$45,998
Investing activities	(143,416)	(1,696)	(141,720)
Financing activities	115,994	131	115,863
Net increase (decrease) in cash	$3,089	$(17,052)	$20,141

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 was $30.5 million compared to cash used in operating activities of $15.5 million for the nine months ended September 30, 2014,  an increase of $46.0 million. The increase in cash provided by operating activities is primarily due to our receipt of upfront payment of $45 million from our 2015 Amgen research and licensing transaction which is reported in deferred revenue at September 30, 2015.

Investing Activities

Investing activities consist primarily of investments in marketable securities, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash used in investing activities was $143 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. We purchased $1.2 million of intangible assets for the nine months ended September 30, 2015 compared to $1.1 million for the same period in 2014. We purchased $168 million of marketable securities for the nine months ended September 30, 2015, offset by proceeds from the sale of marketable securities of $28 million. We purchased $1.7 million of capital equipment for the nine months ended September 30, 2015 compared to $0.6 million for the same period in 2014. This increase is primarily related to additional capital spending on laboratory equipment, facility improvements and equipment.

Financing Activities

Net cash provided by financing activities consist primarily of net proceeds of $115.2 million from the sale of common stock and $0.8 million from the issuance of common stock upon exercise of stock awards as well as the Employee Stock Purchase Plan during the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity and convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

On March 3, 2015, we finalized the sale of 8,625,000 shares of common stock at an offering price of $14.25 per share, resulting in net proceeds of approximately $115.2 million, after deducting underwriting discounts, commissions and offering expenses. In September 2015 we received a $45 million upfront payment in connection with our 2015 Amgen transaction.

At September 30, 2015, we had $197.6 million of cash, cash equivalents and marketable securities. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates.    Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, government sponsored agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2015 we had cash and cash equivalents and marketable securities of $198 million consisting of bank deposits, interest-bearing money market accounts, and US government and corporate securities.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the conservative risk profile of our marketable securities, a substantial change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken in the 2013 time period. On June 10, 2015, the Company filed a Verified Petition for Relief under Del. C. Section 205 (the 205 Petition) related to the corporate acts challenged in the complaint. The defendants filed an answer to the class action complaint on June 22, 2015. On July 9, 2015, the Court consolidated the 205 Petition with the class action, joined the Company as a defendant and ordered it to file the claims in the 205 Petition as counter-claims in the class action, which the Company has done.

On August 11, 2015, the Company filed a Motion for leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, 2015, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff’s counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and the related documents. The Company intends to vigorously defend against the request to pay legal fees. Based on the nature of the claim, the Company believes that it is not possible to estimate a potential loss related to the claim; accordingly, no amount for any loss has been accrued at September 30, 2015.

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

Risks Relating to Our Business and to the Discovery, Development and Regulatory Approval of Our Product Candidates

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net losses for the nine months ended September 30, 2015 and 2014 were $25.3 million and $15.1 million, respectively. As of September 30, 2015, we had an accumulated deficit of $269 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our and our partners’ success in:

•

completing clinical trials through all phases of clinical development of our current product candidates, XmAb5871, XmAb7195, XmAb14045 and XmAb13676 as well as the product candidates that are being developed by us, our partners or licensees;

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

•

obtaining additional licensing and partnering opportunities, similar to our partnership with Amgen for our bispecific candidates and technology and with MorphoSys for XmAb5574/MOR208, with leading pharmaceutical and biotechnology companies;

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

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.*

We expect our expenses to increase in connection with our ongoing development activities, including additional clinical trials of XmAb5871 and XmAb7195 and continued development of our bispecific drug candidates including XmAb14045, XmAb13676 and other research activities.  Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We may not be successful in our efforts to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products.*

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half-life and more recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our five lead product candidates, XmAb5871, XmAb7195 and XmAb5574/MOR208, and our first bispecific development candidate, XmAb14045 and XmAb13676, as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

Our partnership and license agreements include those we have announced with Amgen, MorphoSys, Novo Nordisk, Boehringer Ingelheim and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

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

We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.*

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third-party manufacturing partners, Catalent Pharma Solutions LLC (Catalent) for the production of XmAb5871 and XmAb7195 and third parties for fill and testing services, pursuant to existing agreements. We rely on KBI Biopharma, Inc. (KBI) to develop manufacturing processes for the manufacturing of our bispecific development candidates, XmAb14045 and XmAb13676.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

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

Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.*

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market.  As of December 31, 2014, we held at least 150 issued patents and 170 pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

Furthermore, the research resulting in the in-licensed patents was developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights (“march-in rights”) to intellectual property embodied in our Xtend products. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. Circumstances that trigger march-in rights include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. The U.S. government also has the right to use and disclose, without limitation, scientific data relating to licensed technology that was developed in whole or in part at government expense. The government funding agency can elect to exercise these march-in rights on their own initiative or at the request of a third party. It is also possible that we might unknowingly in-license technology that has U.S. government march-in rights in connection with other technology.

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

We may become subject to the risk of product liability claims.*

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $24.82 through September 30, 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Based on information available to us as of September 30, 2015 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 37.2% of our voting stock. Further, John

S. Stafford III, one of our directors, beneficially owns approximately 17.8% of our voting stock and his family members beneficially own approximately an additional 8.1% of our voting stock. Therefore, our officers, directors and 5% stockholders and their affiliates, including Mr. Stafford, will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

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

We are using the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. We described the planned use of proceeds from our IPO in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including using a portion of such proceeds for a planned Phase 2b clinical trial with XmAb5871 . In October 2014, we announced that we will not be pursuing a Phase 2b clinical trial of XmAb5871 in RA and will initiate clinical development of XmAb5871 in IgG4-Related Diseases and possibly other autoimmune diseases.  As of September 30, 2015, we have used approximately $38.5 million of the funds from the IPO.

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

10.1**	Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Dated: November 3, 2015

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

10.1**	Research and License Agreement effective September 15, 2015 between the Company and Amgen, Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.

**   Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.