Form 10-K
period 2015-12-31
Xencor Inc
filed 2016-03-08
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 was $490,431,477

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 26, 2016 was 40,582,039.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

Xencor, Inc.

FORM 10‑K

For the Fiscal Year Ended December 31, 2015

The Xencor logo is a trademark of Xencor, Inc. XmAb, PDA and Protein Design Automation are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies.

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

Item 1.  Business.

Our Business

We are  a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody therapeutics to treat severe and life‑threatening diseases with unmet medical needs. We use our proprietary XmAb® technology platform to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half‑life or stabilizing novel antibody structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb‑engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.  The newest aspect of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies that bind two or more antigens simultaneously.  Bispecifics are a rapidly emerging area of biotherapeutics development, particularly in immuno-oncology, and we have used our XmAb bispecific Fc domains as a robust scaffold for a pipeline of new bispecific oncology candidates that recruit immune cells against tumors.

We have two wholly owned, clinical stage product candidates, XmAb5871, which is being developed for autoimmune disease and XmAb7195, which is being developed for asthma and allergic diseases.  We also have two wholly owned oncology product candidates expected to start clinical trials in 2016, XmAb14045 for the treatment of acute myeloid leukemia and XmAb13676 for B-cell malignancy.  These product candidates all use XmAb Fc domains to confer enhanced antibody functionality.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly owned product candidates and usually require limited resources or efforts from us.  There are currently nine antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners.

Our protein engineering capabilities allow us to continue to expand the functionality of the XmAb technology platform to identify new protein enhancements and create new antibody drug candidates with improved properties. The most recent addition to our technology, heterodimer Fc domains, enable the creation of bispecific drug candidates, which are antibodies that are engineered to bind two targets simultaneously. The core of our bispecific programs is a novel Fc domain that is a robust and portable scaffold for two, or potentially more, different antigen binding domains. Our Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are being used to rapidly generate a broad array of novel drug candidates for our own pipeline and for our partners.

We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004.

Our Wholly-Owned Compounds

Our XmAb technology has created a suite of wholly owned compounds: two XmAb compounds that are currently in clinical trials and two XmAb bispecific compounds that we plan to begin clinical trials in 2016. Additional earlier-stage compounds are in development by us as well.

Compounds Wholly-Owned by Xencor

		Primary		Stage of
Program	Fc Domain	Indication	Target	Development
XmAb5871	Immune Inhibitor	IgG4-RD, SLE	CD-19	Phase 2
XmAb7195	Immune Inhibitor	Asthma/Allergy	IgE	Phase 1
XmAb14045	Bispecific	Oncology-AML	CD123 x CD3	Preclinical
XmAb13676	Bispecific	Oncology-B-cell	CD20 x CD3	Preclinical

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent B-cell inhibition without B-cell depletion.

In June 2015, we announced results from a Phase 1b/2a  placebo-controlled trial of XmAb5871 in patients with rheumatoid arthritis (RA).  The results indicated that XmAb5871 was safe and generally well tolerated.  Although the trial was not designed to observe a statistically significant difference in efficacy results between XmAb5871 and placebo treated patients, sufficient efficacy trends were seen to warrant continued clinical development of XmAb5871 in autoimmune indications. A numerically increased proportion of patients with improvements across several measurements of disease activity were observed in the XmAb5871 treated groups compared to placebo.

We are currently enrolling two Phase 2 trials for XmAb5871, one in IgG4-Related Disease (IgG4-RD) and a trial in Systemic Lupus Erythematosus (SLE or Lupus). We also intend to initiate a Phase 1 trial with a subcutaneous formulation of XmAb5871 in 2016.

IgG4-RD: we are currently enrolling a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. The current trial design is to enroll approximately 24 patients with scheduled treatment up to 24 weeks. The primary objective of the study is to evaluate the effect of every other week IV administration of XmAb5871 using the recently reported IgG4-RD Responder Index in patients with active IgG4-RD. Secondary objectives are to determine the safety and tolerability profile and to characterize the pharmacokinetics (PK) and immunogenicity of every other week IV administration of XmAb5871.  IgG4-RD is a rare fibro-inflammatory autoimmune disorder that we estimate impacts up to 40,000 patients in the United States. IgG4-RD affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

Systemic Lupus Erythematosus (SLE): we are also enrolling a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks.

The unmet need in lupus remains high for the estimated 240,000 Americans with a lupus diagnosis. Lupus is a serious and potentially fatal disease that mainly affects women. It is an autoimmune disease that affects many parts of the body, including the joints, skin, kidneys, heart, lungs, blood vessels and brain. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short and long term side effects. Current biologic treatments are limited by their modest efficacy or safety risks.  Because B cells play a significant role in SLE pathogenesis, we believe that XmAb5871is a potential treatment.  In addition to data from the Phase 1b/2a trial in RA, we have published ex vivo results showing XmAb5871 inhibition of SLE patient B cell activation and humoral immunity supporting the investigation of XmAb5871 as a potential SLE therapy.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial of XmAb7195, in which healthy volunteers received a single dose.  Data showed rapid reduction of free IgE levels to below the limit of detection in 90% of treated subjects, including those treated at the lowest dose evaluated of 0.3 mg/kg, with parallel reductions in total IgE. Two subjects with high pre-dose IgE levels (above 400 IU/mL) were treated with XmAb7195, one each at 0.75 mg/kg and 3.0 mg/kg doses, and both had reduction of free IgE levels to below the limit of detection lasting for at least one week.    A dose limiting toxicity of transient, asymptomatic thrombocytopenia (low blood platelet count) was observed at the 3.0 mg/kg dose. The decrease in platelet count was transient with a minimum by 24 hours post-dose, recovery starting by 48 hours post-dose and near full platelet count recovery by study Day 8 in all cases, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE.   Moderate urticaria (hives) was reported in a total of seven XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms. In 2015, we continued the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels, and in June 2015, we announced an expansion of the trial, adding cohorts of subjects that receive two doses of XmAb7195. The new part of this trial will allow Xencor to examine IgE reduction and the safety of XmAb7195 after a second infusion. Complete data from this study are expected in the first half of 2016. We also plan on initiating a multi-dose Phase 1 trial for XmAb7195 with a subcutaneous formulation in healthy volunteers.

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. We plan to initiate clinical trials for XmAb14045, our first bispecific oncology candidate, for the treatment of acute myeloid leukemia (AML) in 2016.  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial will be a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML.

XmAb13676 is our second bispecific oncology candidate and is expected to enter clinical trials in 2016.   It targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies and is a tumor-targeted antibody that contains both a tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial will be a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.

Our Out-licensed Compounds

In addition to our wholly-owned compounds in clinical development, we have used our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate additional milestone payments and royalties to support our internal development efforts. These include XmAb5574/MOR208 (now MOR208) licensed to MorphoSys AG (MorphoSys), and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, which we developed and licensed to Amgen Inc. (Amgen).

Xencor Out-licensed Compounds

Primary Stage of
Program	Target	Fc Domain	Indication	Development	Partner

XmAb5574/MOR208	CD19	Cytotoxic	CLL/NHL/ALL	Phase 2	Morphosys
XmAb13551	CD38 x CD3	Bispecific	Myeloma	Preclinical	Amgen

MOR208 is an antibody drug candidate originally created by us and developed through a Phase 1 clinical trial.  It incorporates our XmAb Cytotoxic Fc Domain. Pursuant to a Collaboration and License Agreement (MorphoSys Agreement) with MorphoSys AG (MorphoSys) in June 2010, this compound is being developed by MorphoSys for the treatment of blood‑based cancers.

MorphoSys is currently conducting Phase 2 clinical trials of MOR208 in patients with non-Hodgkin lymphomas (NHL) and chronic lymphocytic leukemia (CLL). MorphoSys has indicated that it has received fast track designation from the U.S. Food and Drug Administration (FDA) for targeting diffuse large B-cell lymphoma (DLBCL) and has announced that they intend to initiate a Phase 3 trial for this indication in 2017.

Under the terms of the MorphoSys Agreement, we received a $13 million upfront payment and $3 million for development milestone payments in 2013. If certain developmental, regulatory and sales milestones are achieved, we are also eligible to receive up to an additional $299 million in milestone payments which are comprised as follows: $62.0 million in clinical development milestones, $187 million in regulatory approval milestones and $50 million of aggregate milestone payments for the achievement of certain product sale goals. If licensed products are commercialized, we are also entitled to receive tiered royalties in the high single‑digit to low‑teen percent range.

The term of this agreement will continue until all of MorphoSys’ royalty payment obligations have expired unless terminated earlier.

XmAb13551 (CD38 x CD3) is a preclinical drug candidate originally created by us and licensed to Amgen in September 2015.  It is being developed for the treatment of multiple myeloma. Xmab13551 incorporates our bispecific XmAb Fc domain and binds both the tumor antigen CD38 and a cytotoxic T-cell domain, CD3. Amgen has assumed all responsibility for further development.

Amgen licensed the worldwide development rights to XmAb 13551 as part of a September 2015 Research and License Agreement (Amgen Agreement).  We received a $45 million upfront payment and will be eligible to receive up to $355 million in milestone payments for XmAb 13551 and tiered high single to low double-digit royalties on global net sales of approved products.  Pursuant to the Amgen Agreement, Xencor will also apply its bispecific technology to five specific Amgen provided antibodies (Amgen Discovery Programs). Amgen will assume all preclinical and clinical development for each of the Amgen Discovery Program compounds that Xencor delivers to them. We will be eligible to receive up to $260.5 million in milestone payments for each Amgen Discovery Program and tiered mid to high single-digit royalties on global net sales of approved products.

The Amgen Agreement will continue on a product-by-product basis until the later of (i) the date on which a product candidate is no longer covered by certain intellectual property rights and (ii) a defined term from the first commercial sale of a product candidate. Amgen may terminate the Amgen Agreement on a program-by-program basis with prior written notice. Either party may also terminate the agreement with written notice upon the bankruptcy of or material breach by the other party, if such breach has not been cured within a defined period of receiving such notice.  We may terminate the agreement in the event of certain litigation between the parties. In the event of a termination of the CD38 and CD3 program, the rights to such program shall revert to us and Amgen will be eligible to receive tiered single digit sales royalties on the sale of products developed by us from such program.

Our Out-Licensed Technology

We selectively license our XmAb technology to other companies for use in their own internal development candidates and to potentially make next-generation improvements to their marketed products.  These licenses generally require little or no development effort by us and provide us with cash to fund our own research and development programs.  These agreements typically provide the licensee with specific rights to use one or more of our Fc technologies to be applied to their proprietary antibodies or targets. The licensee is generally responsible for all development, of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, annual licensing fees, potential milestone payments and royalties on the sales of any resulting products. In connection with our collaboration with Novo Nordisk, we also received research and development funding.

There are currently eight programs in development with our partners. The most advanced programs are with Alexion and CSL-Janssen, which both entered into Phase 2 stage of development in 2015.

Xencor Technology Licenses

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 2
CSL-Janssen	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 (2 candidates)
Janssen	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Novo Nordisk	2014	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates

Amgen

In September 2015, we entered into the Amgen Agreement, providing an exclusive license to our internally developed XmAb 13551 and licenses to our bispecific technology for the five proprietary Amgen Discovery Programs discussed above in Xencor Out-Licensed Compounds.

Alexion

In January 2013, we entered into an Option and License agreement (Alexion Agreement) with Alexion Pharmaceuticals, Inc. (Alexion), to make and use our Xtend technology against six different target programs during a five‑year research term. Alexion is responsible for conducting all research and development activities under the agreement at its own expense. In addition, we granted to Alexion an exclusive option, on a target‑by‑target basis, to obtain exclusive commercial licenses to any of the six programs.

In March 2015 we received a $500,000 milestone payment related to the achievement of a clinical development milestone with an undisclosed molecule to be used against an undisclosed target. In November 2015, Alexion exercised an option for a commercial license on an undisclosed molecule and we received a $4 million option fee. In the fourth quarter of 2015, Alexion achieved a further development milestone for an undisclosed compound and we received a $3 million milestone payment.

Absent early termination, the term of the Alexion Agreement will continue until the expiration of Alexion’s royalty payment obligations. Either party may terminate the Alexion Agreement for a material breach by the other party if such breach remains uncured for 60 days, or 30 days in the case of a non-payment breach. Alexion may terminate the agreement without cause on a target‑by‑target basis upon 90 days’ advance written notice to us.

CSL-Janssen

In February 2009, we entered into a Research License and Commercialization Agreement (the 2009 Agreement) with CSL Limited (CSL). Under the 2009 Agreement, we provided CSL with a research license to our Fc Cytotoxic technology and up to five commercial options. We received an upfront payment of $750,000 and annual license fee of $250,000 during the five year research term.  In May 2013, we entered into an amendment to the 2009 Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for the licensed product CSL362. The amendment provided for a payment upon signing of $2.5 million.

In 2013 CSL sublicensed CSL362 (now called JNJ-5602 2473) to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362. As a result of the Phase 2 clinical trial initiation, we received a milestone payment of $2.5 million.

CSL

In March 2013 we entered into a second non-exclusive agreement (2013 Agreement) with CSL for a license to apply our Xtend technology to one of their compounds for which we received an upfront payment of $500,000. In March 2015, CSL notified us they were terminating the 2013 Agreement.

Novo Nordisk

In December 2014, we entered into a Collaboration and License agreement (Novo Agreement) with Novo Nordisk A/S (Novo). Under the terms of the Novo Agreement we granted Novo a research license to use certain of our technologies including our bispecific, Immune Inhibitor, Xtend and other technologies during a two-year research term. We will provide research support for four full time employees (FTE’s) in collaboration with Novo to apply our technologies to Novo provided targets to identify compounds with improved properties. Novo has an option to extend the research term for another twelve months upon written notice to us and payment of another year of research funding. At the end of the research term, Novo will have a commercial license to develop and commercialize any new targets identified during the research term.

We received an upfront payment of $2.5 million and are receiving FTE funding of $1.6 million per year.

Boehringer Ingelheim

In February 2007, we entered into a research and option agreement (BI Agreement) with Boehringer Ingelheim International GmbH (BI) .Under the terms of the BI Agreement we provided a research license to our Cytotoxic XmAb technology and options to non-commercial licenses. BI elected to take options to two licenses and there are currently two compounds in Phase 1 clinical trials.

Merck

In July 2013, we entered into a License agreement (Merck Agreement) with Merck Sharp & Dohme Corp (Merck). Under the terms of the Merck Agreement, we provided Merck with a non-exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds.

We received an upfront payment of $1 million and are receiving annual maintenance fees of $100,000. In 2014 Merck initiated a Phase 1 trial and we received a $500,000 milestone.

NIH

In January 2016, we announced that the National Institutes of Health (NIH) has initiated a Phase 1 clinical trial of VRC01LS, a therapeutic antibody for the treatment of HIV that uses our Xtend antibody half-life extension technology.  VRC01LS is a humanized monoclonal antibody targeted to the CD4 binding site of HIV-1. VRC01LS is a modification of the VRC01 monoclonal antibody, which demonstrated a suppression of HIV viral load in a Phase 1 trial conducted by NIH. VRC01LS includes our Xtend technology in order to enhance antibody half-life and stability.  NIH has not entered into an agreement with us for this technology.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

•

Advance the clinical development of our lead Immune Inhibitor Fc Domain product candidates.   We are developing XmAb5871for the treatment of autoimmune diseases, including IgG4-RD and SLE, and are developing XmAb7195 for the treatment of asthma and allergic diseases.

•

Build a large and diversified portfolio of product candidates.   We aim to create new XmAb-engineered antibody product candidates that exploit the novel properties of our XmAb technology platform for preclinical and clinical development by us or, if appropriate, license certain candidates to leading pharmaceutical and biotechnology companies.

•

Create a pipeline of bispecific candidates for us to advance into clinical development. Our XmAb bispecific technology allows us an opportunity to rapidly develop multiple antibody drug candidates with dual targeting mechanisms. We are currently planning to initiate Phase 1 trials for our first two bispecific oncology candidates, XmAb14045 and XmAb13676, in 2016. We have additional candidates at the preclinical stage of development and plan on advancing one or more of these into clinical development in 2017.

•

Continue to monetize and expand the use of our XmAb technology platform.  We continuously seek opportunities to maximize the value of our XmAb technologies and will selectively license access to certain of the technologies to leading pharmaceutical and biotechnology companies for use in their proprietary programs.

•

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

•

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

We have identified a set of Fc domains, each of which is engineered to have a specific function based on its Fc receptor binding profile, including:

•	Bispecific Domain – heterodimeric Fc domains enabling molecules with multiple target binding
•	Immune Inhibitor Fc Domain—selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb
•	Cytotoxic Fc Domain—increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells
•	Xtend Fc Domain—extended antibody half‑life, targeting the receptor FcRn on endothelial cells

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

XmAb Bispecific Domain technology

Bispecific antibodies are designed with two different variable domains to elicit biological effects that require simultaneous binding to two targets.  Previously, industry efforts at bispecific antibody design have generally been frustrated by poor molecular stability, difficulties in production and short in vivo half-life.   Our XmAb® Bispecific Fc Domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.

We have created Fc variants that form heterodimeric Fc domains that enable the creation of bispecific antibodies which bind to a different antigen with each of their Fv domains. We have focused our initial bispecific candidate discovery work on building a pipeline of bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies.

We intend to initiate Phase 1 clinical trials with our initial bispecific drug candidates, XmAb14045 and XmAb13676 in 2016. In 2015, we licensed to Amgen XmAb13551 and also the application of our bispecific technology to five Amgen proprietary molecules under the Amgen Agreement.

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

We have discovered a series of FcγRIIb immune inhibitor Fc variants with increased binding affinity to FcγRIIb of up to 400‑fold. The high affinity variant has two amino acid substitutions in the Fc domain and has been applied to create our first immune inhibitor product development candidate XmAb5871. We have also applied this high affinity Immune Inhibitor Fc Domain to our immune inhibitor development candidate, XmAb7195.

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

Several partners and licensees are using our Cytotoxic Fc Domain in their oncology antibodies, including four programs currently in clinical trials; two programs currently in Phase 2 and two programs currently in Phase 1.

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

We believe extension of half‑life can be exploited to improve therapeutic antibody performance in several ways including:

•	Increased dosing interval, providing superior patient convenience and likely compliance. Such a reduced frequency of dosing also results in lower drug use in aggregate, reducing cost of goods.
•	Lower drug quantities at the same dosing interval as the parent antibody. This can simplify dosage formulation and sometimes enable subcutaneous formulation. Cost of goods is reduced as well.

There are currently two compounds that incorporate our XmAb Xtend technology in clinical trials including Alexion which achieved a clinical development milestone in 2015 with an undisclosed molecule to be used against an undisclosed target.

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

Our Research and Development Pipeline

We have used our various Fc platforms and antibody optimization capabilities to produce a growing pipeline of development candidates. These include XmAb Immune Inhibitor Fc Domain candidates designed to remove target antigens from circulation and multiple oncology candidates using our CD3 bispecific platform. We will continue to progress these candidates as additional options for clinical development by us or as out‑licensing opportunities.  We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our XmAb technology.  These in-licenses may require us to pay up-front fees, development and commercial milestone payments and if commercial products are approved, royalties.

Market Opportunity

XmAb5817:  We are currently pursuing XmAb5871development for IgG4-RD, a newly designated disorder and SLE.  IgG4-RD is a rare fibro-inflammatory autoimmune disorder that we estimate impacts approximately 40,000 patients in the United States.  IgG4-RD affects multiple organ systems and we believe is characterized by the distinct microscopic appearance of diseased organs, including the presence of IgG4-positive plasmablast cells that is required for diagnosis.  There are currently no approved therapies for IgG4-RD and glucocorticoids (hormone steroids) are the current standard of care treatment.

The unmet need in SLE remains high for the estimated 240,000 Americans with a lupus diagnosis. Lupus is a serious and potentially fatal disease that mainly affects women. It is an autoimmune disease that affects many parts of the body, including the joints, skin, kidneys, heart, lungs, blood vessels and brain. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short and long term side effects.   Current biologic treatments are limited by their modest efficacy or safety risks.  Because B cells play a significant role in SLE pathogenesis, we believe that XmAb5871is a potential treatment.  In addition to data from the Phase 1b/2a trial in RA, we have published ex vivo results showing XmAb5871 inhibition of SLE patient B cell activation and humoral immunity supporting the investigation of XmAb5871 as a potential SLE therapy.

XmAb7195: The potential indication for which we are currently pursuing XmAb7195 development is allergic asthma.  According to the CDC, asthma affects approximately one in 12 Americans, more than half of asthma sufferers have at least one attack each year and thousands of people die from asthma attacks each year. Disease severities cover a wide range, and the treatment landscape is multi-tiered for asthma patients. Patients with mild and moderate asthma are generally well controlled with inhaled corticosteroids and long-acting beta agonists. However, a small percentage of the estimated 25 million asthma patients in the United States have severe asthma and are refractory to high-dose combination therapy. This severe population is commonly treated with oral corticosteroids, which are associated with a host of undesirable side effects and are often insufficient to control the disease.

XmAb14045 and XmAb13676:  Our initial two bispecific candidates are targeted toward oncology to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body.  Cancer is the second leading cause of death in the United States. The American Cancer Society estimates that in 2016 there will be approximately 1.7 million new cases of cancer and approximately 595,000 deaths from cancer. The National Institutes of Health estimates that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 are projected to reach at least $158 billion (in 2010 dollars). B-cell cancers include lymphomas such as NHL and leukemias such as CLL and ALL. Collectively, lymphomas and leukemias represent about three and five percent, respectively, of all cancers diagnosed in the United States. The National Cancer Institute estimates that over 20,000 new cases of AML and over 26,000 new cases of multiple myeloma were reported in the United States in 2015.

Intellectual Property

The foundation for our XmAb technology and our product candidates and partnering is the generation and protection of intellectual property for novel antibody therapeutics. We combine proprietary computational methods for amino acid sequence design with laboratory generation and testing of new antibody compositions. Our design and engineering team prospectively assesses, with patent counsel, the competitive landscape with the goal of building broad patent positions and avoiding third-party intellectual property.

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

Our patent estate, on a worldwide basis, includes over 200 issued patents and pending patent applications which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods, called the PDA, protein design platform. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.  Our XmAb Fc domain, patents and patent applications, with claims directed to their incorporation into antibodies, Fc domain engineering and compositions of matter are expected to expire in the United States between 2023 and 2031. Our three lead product candidates are covered by issued U.S. composition of matter patents relating to both the XmAb Fc domains and the individual product candidates. The composition of matter patents relating to our lead product candidates are expected to expire in the United States between 2027 and 2030, two of which relate to XmAb5871 and two of which relate to XmAb7195. The composition of matter patents relating to our XmAb bispecific technology and patent candidates expire beginning in 2033 and 2034.

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

Manufacturing

We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs.  We have adopted a manufacturing strategy of contracting with third parties in accordance with cGMP for the manufacture of drug substance and product, including XmAb5871, XmAb7195 and our first two bispecific development candidates, XmAb14045 and XmAb13676. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. XmAb5871and XmAb7195 are produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We do not have any long term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.  We are currently in the process of developing subcutaneous formulations for XmAb5871 and XmAb7195 with third party contract manufacturers.

Development and Manufacturing and Cell Line Sale Agreements with Catalent

In September 2005, we entered into a development and manufacturing services agreement (the Catalent Manufacturing Agreement) with Catalent Pharma Solutions LLC (Catalent). Under the terms of the agreement, Catalent will, from time to time, provide development and manufacturing services for us. They are currently manufacturing drug substance for our XmAb5871 and XmAb7195 development programs.

We have also entered into separate cell line sale agreements (Cell Line Agreements) for the XmAb5871 and XmAb7195 cell lines. Catalent manufactured the cell lines for the XmAb5871 and XmAb7195 programs using their proprietary GPEx® technology. Under the Catalent Manufacturing Agreement, we have an unrestricted license to the GPEx cell lines provided that Catalent is manufacturing drug substance material from the cell line. The Cell Line Agreements allow us to transfer the manufacturing processes for either XmAb5871 or XmAb7195 to a third party manufacturer.

Upon transfer of the XmAb5817 or XmAb7195 cell line to a third party manufacturer, we will be required to make payments to Catalent based upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales for products that are derived from or utilize the GPEx Cell Line. The royalty percentages under each Cell Line Agreement is less than 1.0%.

We have the unilateral right to terminate the Catalent Agreement upon 30 days written notice to Catalent. Absent early termination, the agreement will remain in effect. If we terminate the agreement without cause or if Catalent terminates the agreement for our material breach of the agreement, our ownership rights in the cell line will automatically terminate, and title will revert to Catalent.

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

We will be required to pay for services performed and products provided by BI under the agreement pursuant to project plans entered into from time to time. In addition, we are required to reimburse BI for all out‑of‑pocket expenses, including the cost of raw materials, incurred in connection with the project plan. BI has agreed to delay all payments due to them under the agreement, including an annual interest rate which is a low double digit percentage, until (A) in the case where we have entered into a license agreement with a third party, the later of (1) the effective date of such license agreement or (2) the earlier of (i) completion of the clinical summary report for a Phase 1 clinical trial of the product or (ii) February 10, 2017 or (B) in the case where we decide to continue to develop the product on our own, on or before five years from the earlier of (i) completion of the clinical summary report for a Phase 1 clinical trial of the product or (ii) February 10, 2017. Any payments due by us in the situation described in clause (A) of the preceding sentence will be made in installments each of which will be limited to a maximum percentage of any licensing revenue that we receive under the applicable third‑party license. We are not obligated to pay BI any or all of the amounts owed under the agreement, including interest payments if we: (a) are not able to further develop the product for technical or scientific reasons or (b) do not decide to proceed with the further development of the product without a business partner and are unable to enter into a partnership agreement within an agreed upon period of time after Phase 1 clinical development.

Absent early termination, the agreement will terminate upon completion of all projects set forth in the agreement. Either party may terminate the agreement upon 180 days prior written notice to the other party if such party will not be able to carry out the project contemplated by the agreement for scientific, technical or business reasons.

KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development and other services related to drug substance and drug product for our first two bispecific development candidates, XmAb14045 and XmAb13676,  in accordance with  cGMP regulations. For each bispecific program we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three year term but is automatically extended on an annual basis until the services are completed.  The KBI Agreement may be terminated by either party for a breach that is not remedied within thirty days after notice or sixty days after notice of the existence of an uncurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after sixty day notice, or in the event of a bankruptcy of a party.  For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

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

Competition in autoimmune disease drug development is intense and includes multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases, many of which are being developed or marketed by large multinational pharmaceutical companies. Benlysta is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus, although we believe that Rituxan is prescribed, off label, for this indication. In addition, other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases. There are currently no approved therapies for IgG4-related disease, a newly recognized disorder, and glucocorticoids are the current standard of care.

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma. In addition, we are aware that Novartis and Genentech each have an antibody targeting IgE in clinical development for asthma. Other monoclonal antibodies in development target cytokines such as IL‑13, IL‑4, IL‑5, IL‑9, GM‑CSF or their receptors. Although these drugs function differently from our products, if successfully developed, these drugs will compete in the asthma market. We are not aware of any companies developing drugs that target FcγRIIb for the treatment of asthma.

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of NHL or other blood cancers. In addition, we are aware of a number of other companies with development stage programs that may compete with the drug candidates we and our licenses are developing in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Regulatory Overview

Our business and operations are subject to a variety of U.S. federal, state and local and foreign supranational, national, provincial and municipal laws, regulations and trade practices. The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs and biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion and export and import of our product candidates.

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our antibody product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulations;
•	submission to and acceptance by the FDA of an investigational new drug application (IND) which must become effective before human clinical trials in the United States may begin;
•

performance of adequate and well‑controlled human clinical trials in accordance with the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to and acceptance by the FDA of a BLA;
•

satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
•	potential review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and
•	FDA review and approval of the BLA prior to any commercial marketing or sale.

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and effectiveness:

•

Phase 1.  The product candidate is initially introduced into a limited population of healthy human subjects or, in some cases, patients with the disease for which the drug candidate is intended, and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.

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

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity and it may inspect the manufacturing facilities to assure cGMP compliance and clinical sites used during the clinical trials to assure cGMP compliance. During the approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Post‑Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, cGMP compliance for product manufacture, record‑keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct‑to‑consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑label use”), industry‑sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as product reclass, warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties or other negative consequences, including adverse publicity.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the Biologics Price Competition and Innovation Act (BPCIA) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products generally not earlier than 12 years after the original BLA approval, although it can be shortened to four years if the biosimilar contains certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holders. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product.

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

The federal Anti‑Kickback Statute prohibits any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted anti-kickback statues and false claims laws analogous to the False Claims Act. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several new federal crimes, including healthcare fraud, and false statements relating to the delivery of or payments for healthcare benefits, items or services.  HIPAA and its implementing regulations also established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Employees

As of December 31, 2015, we had 53 employees, 52 of whom were full‑time,  20 of whom hold Ph.D. or M.D. degrees, 38 of whom were engaged in research and development activities and 15 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

About Xencor

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number (626) 305‑5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10‑K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge of the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

We have a single operating segment and substantially all of our operating assets are located in the United States. For information regarding our revenue and research and development expenses for the last three fiscal years, see Item 7, ‘Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Unless the context requires otherwise references to “Xencor”, “we”, “us”, and “our” refer to Xencor, Inc.

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

We are a clinical‑stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and licensing agreements and have incurred significant operating losses since our inception in 1997. Our net loss for the years ended December 31, 2015, 2014 and 2013 respectively, was $17.6, 16.4 million and $60.3 million (including a $48.6 million loss on settlement of convertible notes). As of December 31, 2015 we had an accumulated deficit of $261.6 million. Such losses are expected to increase in the future as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our and our partners’ success in:

•

completing clinical trials through all phases of clinical development of our current product candidates, XmAb5871,  XmAb7195 XmAb14045 and XmAb13676 as well as the product candidates that are being developed by our partners and licensees;

•	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;
•

obtaining satisfactory acceptance, formulary placement and reimbursement coverage for our approved products from third-party payors, including private health insurers, managed care providers and governmental payor programs, including Medicare and Medicaid;

•

launching and commercializing product candidates for which we obtain marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

•	identifying and developing new XmAb‑engineered therapeutic antibody candidates;
•	establishing and maintaining supply and manufacturing relationships with third parties;
•	obtaining additional licensing and partnering opportunities, similar to our partnership with Amgen and MorpohSys, with leading pharmaceutical and biotechnology companies;
•	achieving the milestones set forth in our agreements with our partners;
•	conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;
•	maintaining, protecting, expanding and enforcing our intellectual property; and
•	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2015, we had $193.3 million in cash, cash equivalents and marketable securities. We expect our expenses to increase in connection with our ongoing development activities, including additional clinical trials of XmAb5871 and XmAb7195, and, continued development of our bispecific drug candidates including our initial development candidates, XmAb14045 and XmAb13676, and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time‑consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations through the end of 2019. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our planned clinical trials for XmAb5871, XmAb7195,XmAb14045, XmAb13676 or clinical trials for other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of XmAb5871,  XmAb7195, XmAb14045, or XmAb13676 or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb5871, XmAb7195, XmAb14045 and XmAb13676, our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

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

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half‑life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our lead product candidates, XmAb5871 and XmAb7195 and our initial bispecific development candidates,  XmAb14045 and XmAb13676, as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

We face intense competition in autoimmune disease drug development from multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases many of which are being developed or marketed by large multinational pharmaceutical companies. GlaxoSmithKline’s Benlysta (belimumab) is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus although we believe that Biogen Idec/Genentech’s Rituxan (rituximab) is prescribed, off label, for this indication. In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases.

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Roche/Genentech, Novartis AG and AstraZeneca plc. Xolair is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma.

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of non‑Hodgkin lymphomas or other blood cancers. Both Roche and Regeneron Pharmaceuticals have bispecific CD20 drug candidates in Phase 1 of development and there are many other companies developing their own bispecific platform technologies and drug candidates. CSL-Janssen has a CD123 that is currently in Phase 2.

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

Our partnership and license agreements include those we have announced with Amgen, MorphoSys, Novo Nordisk, CSL and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third‑party manufacturing partners, Catalent for the production of XmAb5871 and XmAb7195 and third parties for fill and testing services. We rely on KBI for the production of our bispecific development candidates, XmAb14045and XmAb13676.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of either Catalent or KBI and are currently completely dependent on each of Catalent and KBI for the production of XmAb5871, XmAb7195, XmAb14045 and XmAb13676 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent or KBI would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for any of XmAb5871, XmAb7195, XmAb14045 or XmAb13676 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidate. If we are unable to enter into commercial supply agreements with third‑party suppliers or if any such third‑party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195, XmAb14045 and XmAb13676, we have not entered into a commercial supply agreement with either Catalent or KBI and neither has demonstrated that it will be capable of manufacturing XmAb5871, XmAb7195, XmAb14045 or XmAb13676 on a large commercial scale. We expect to move manufacturing services to another contract manufacturing organization to support late‑stage clinical trials for XmAb5871 as well as commercial supplies. We might be unable to identify manufacturers for late stage clinical trials or commercial supply on acceptable terms or at all. A change to the manufacturing process for XmAb5871 or any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late‑stage clinical development and commercialization of XmAb5871 or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third‑party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third‑party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third‑party manufacturers to manufacture XmAb5871, XmAb7195, XmAb14045, XmAb13676 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third‑party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2015, we held over 200 of issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

Furthermore, the research resulting in the in‑licensed patents was developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights (“march‑in rights”) to intellectual property embodied in our Xtend products. Government rights in certain inventions developed under a government‑funded program include a non‑exclusive, non‑transferable, irrevocable worldwide license to use inventions for any governmental purpose. Circumstances that trigger march‑in rights include, for example, failure to take, within a reasonable time, effective steps to achieve practical application of the invention in a field of use, failure to satisfy the health and safety needs of the public and failure to meet requirements of public use specified by federal regulations. Federal law requires any licensor of an invention that was partially funded by the federal government to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. The U.S. government also has the right to use and disclose, without limitation, scientific data relating to licensed technology that was developed in whole or in part at government expense. The government funding agency can elect to exercise these march‑in rights on their own initiative or at the request of a third party. It is also possible that we might knowingly or unknowingly in-license additional technology that is subject to U.S. government march-in rights.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we or our partners commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products due to negative public perception;
•	injury to our reputation;
•	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
•	initiation of investigations by regulators;
•	costs to defend or settle the related litigation;
•	a diversion of management’s time and resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenues from product sales; and
•	the inability to commercialize any of our product candidates, if approved.

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third‑party contractors, clinical investigators and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry at least $10.0 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $24.82. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Based on information available to us as of December 31, 2015 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 44% of our voting stock. Further John S. Stafford III, a former director of the Company, beneficially owns approximately 17.9%  of our voting stock and his family members beneficially own approximately an additional 8.2%  of our voting stock.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2018, (2) the last day of the fiscal year (a)  in which we have total annual gross revenue of at least $1 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (3) the date on which we have issued more than $1 billion in non‑convertible debt during the prior three‑year period.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. For example, in connection with the audit of our financial statements for the year ended December 31, 2013, we concluded that there were a material weakness and significant deficiencies in our internal control over financial reporting. Although we have remediated the weakness and the significant deficiencies that were identified, if we fail to adequately staff our accounting and finance function to address the additional demands that will be placed upon us as a public company,  including the requirements of the Sarbanes‑Oxley Act of 2002, or fail to maintain adequate internal control over financial reporting, any new or recurring material weakness could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition a substantial number of shares of common stock are subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 7,780,621 shares of our common stock, or approximately 19.2% of our total outstanding common stock as of December 31, 2015, will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. Upon analysis, we believe that we triggered “ownership change” as a result of the sale of stock in connection with our IPO in December 2013 and our net operating loss and tax credit carryforwards have been limited as a result. The limitation of our tax credits and our net operating loss carryforwards could potentially result in increased future tax liability to us.

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

We have only been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management, and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis.

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

Item 3. Legal Proceedings.

On March  3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken in the 2013 time period. On June 10, 2015, the Company filed a Verified Petition for Relief under Del. C. Section 205 (the 205 Petition) related to the corporate acts challenged in the complaint. The defendants filed an answer to the class action complaint on June 22, 2015. On July 9, 2015, the Court consolidated the 205 Petition with the class action, joined the Company as a defendant and ordered it to file the claims in the 205 Petition as counter-claims in the class action, which the Company has done.

On August 11, 2015, the Company filed a Motion for Leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, 2015, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff's counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and the related documents. On December 14, 2015, the Court entered an Order and Partial Final Judgement approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award of $950,000.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated. On February 29, 2016, the closing price for our common stock as reported on the NASDAQ Global Market was $11.00. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2015
Fourth Quarter	$17.28	10.68
Third Quarter	24.82	11.81
Second Quarter	22.23	13.00
First Quarter	19.50	13.67

Year Ended December 31, 2014
Fourth Quarter	$17.65	$9.00
Third Quarter	11.92	9.06
Second Quarter	12.01	7.82
First Quarter	14.41	7.70

:Holders of Record

As of February 29, 2016, we had 40,582,039 shares of common stock outstanding held by approximately 446 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 31, 2014 through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2014 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10‑K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2015.

Use of Proceeds

On December 2, 2013, we commenced our initial public offering (IPO) pursuant to a registration statement on Form S‑1 (File No. 333‑191689) that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million.

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on offering. We received net proceeds of $115.2 million, after underwriting discounts, commissions and estimated offering expenses.

As of December 31, 2015, we have invested the net proceeds from our IPO in money market and corporate and government securities. We have used and intend to continue to use the net proceeds of our IPO to fund the clinical development of XmAb5871 and XmAb7195, the preclinical development of XmAb14045 and XmAb13676 product candidate discovery, technology development, patent prosecution activities, working capital and other general corporate purposes. The amounts and timing of our actual expenditures depend on numerous factors, including the ongoing status of and results from clinical trials and other studies, as well as any strategic partnerships that we may enter into with third parties for our drug candidates and any unforeseen cash needs. As a result, we retain broad discretion over the allocation of the net proceeds from our IPO and the concurrent private placement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock.

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

	Year Ended
	December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues	$27,762	$9,520	$10,172	$9,524	$6,849
Operating expenses:
Research and development	34,140	18,516	17,000	12,668	12,663
General and administrative	11,960	7,461	3,692	3,086	3,638
Total operating expenses	46,100	25,977	20,692	15,754	16,301
Loss from operations	(18,338)	(16,457)	(10,520)	(6,230)	(9,452)
Other income (expenses)
Interest income	1,840	33	14	11	34
Interest expense	(13)	(9)	(1,213)	(2,461)	(1,850)
Other income (expense)	(1,081)	11	16	86	65
Loss on settlement of convertible promissory notes (1)	—	—	(48,556)	—	—
Total other income (expenses), net	746	35	(49,739)	(2,364)	(1,751)
Net loss	(17,592)	(16,422)	(60,259)	(8,594)	(11,203)
Net deemed contribution on exchange and sale of preferred stock (2)	—	—	144,765	—	—
Net income (loss) attributable to common stockholders	$(17,592)	$(16,422)	$84,506	$(8,594)	$(11,203)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale	(516)	—	—	—	—
Comprehensive income (loss)	$(18,108)	$(16,422)	$(60,259)	$(8,594)	$(11,203)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.45)	$(0.52)	$34.18	$(118.86)	$(154.95)
Diluted	$(0.45)	$(0.52)	$(3.85)	$(118.86)	$(154.95)
Weighted average shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	39,015,131	31,390,631	2,472,581	72,302	72,302
Diluted	39,015,131	31,390,631	15,645,789	72,302	72,302

(1)	See Note 12 to our Annual Financial Statements appearing elsewhere in this document for a description of the adjustment to net loss resulting from exchange of convertible notes for preferred stock.

(2)	See Note 12 to our Annual Financial Statements appearing elsewhere in this document for a description of the deemed contribution on exchange and sale of preferred stock.
(3)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted loss per common share.

	As of December 31,
	(in thousands)
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$193,321	$54,649	$77,975	$2,312	$14,537
Working capital	54,246	51,553	70,615	(22,640)	(11,550)
Patents, licenses, and other intangible assets, net	9,971	9,116	8,814	8,460	7,250
Total assets	206,910	67,823	87,315	11,659	22,374
Deferred revenue	33,829	4,591	9,746	7,620	12,177
Convertible preferred stock	—	—	—	146,766	146,766
Total stockholders’ equity (deficit)	$162,432	$59,290	$73,533	$(166,268)	$(157,703)

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

Overview

We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life‑threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains. We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity or extending circulating half‑life or stabilizing novel antibody structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. The newest aspect of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies that bind two or more antigens simultaneously.  By improving over natural antibody function, we believe that our XmAb‑engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly-owned product candidates and usually require limited resources or efforts from Xencor.

There are currently nine antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners.

Our XmAb technology has created a suite of wholly-owned compounds: two XmAb compounds that are currently in clinical trials and two XmAb bispecific compounds that we plan to begin clinical trials in 2016. XmAb5871, uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We are currently enrolling two Phase 2 trials for XmAb5871, one in IgG4- RD and a trial in SLE, and plan an additional Phase 1trial this year for a subcutaneous formulation of XmAb5871. XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial with XmAb7195 and in June 2015 we announced a continuation of the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels. Complete data from this study are expected in the first half of 2016 and we plan on initiating a multi-dose Phase 1 trial for XmAb7195 with a subcutaneous formulation in 2016.

Bispecifics are a rapidly emerging area of biotherapeutics development, particularly in immune-oncology. Our XmAb® Bispecific Fc Domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods, issues that have frustrated previous industry efforts at bispecific antibody design.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.  In 2016, we plan to initiate a Phase 1 clinical trials for XmAb14045, our first bispecific oncology candidate, for the treatment of AML and XmAb13676,  our second bispecific oncology candidate, for the treatment of B-cell malignancies. Additional earlier-stage compounds are in development by us as well.

We have also created antibodies which we have licensed to other pharmaceutical  and biotechnology companies for further development.  These include MOR208, an antibody in Phase 2 development, which we licensed to Morphosys, and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, which we licensed to Amgen.  There are also currently eight other programs where we have licensed our technology to partners for use in development programs with their own molecules.  Six of these programs are in clinical development, the most advanced being Alexion and CSL-Jansen which achieved clinical development milestones in 2015.

We have over 200 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

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

In October 2014, we announced that we are not continuing development of XmAb5871 in rheumatoid arthritis (“RA”) and are pursuing development of XmAb5871 initially in IgG4-RD and potentially other autoimmune diseases. In January 2015, we announced the clinical trial results of our Phase 1b/2a trial for XmAb5871.

We have initiated a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. The trial design is to enroll approximately 24 patients with scheduled treatment up to 24 weeks. The recently reported IgG4-RD Responder Index will be used to assess treatment activity as well as evaluation of several previously described biomarkers such as circulating plasmablast numbers. IgG4-RD is a rare fibro-inflammatory autoimmune disorder that impacts up to 40,000 patients in the United States. IgG4-RD affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

We have also initiated a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks.The unmet need in lupus remains high for the over 160,000 Americans with a definite lupus diagnosis. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short and long term side effects.   Current biologic treatments are limited by their modest efficacy or safety risks.  Because B cells play a significant role in SLE pathogenesis, we believe that XmAb5871is a potential treatment.

XmAb7195.  We initiated the Phase 1 clinical trial for our XmAb7195 program in May 2014. We announced interim clinical data from this trial in January 2015 and plan on announcing complete data in 2016. Further, we plan on initiating a multi-dose Phase 1clinical trial of a subcutaneous formulation of XmAb7195 in healthy volunteers in 2016.

MOR208.  MorphoSys initiated a Phase 2 clinical trial with MOR208 in May 2013, treating patients with NHL and a second Phase 2 clinical trial in April 2013 to treat patients with ALL. In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator‑sponsored trial in CLL in combination with lenalidomide began in January 2014.

Licensing Partnerships. We currently have eight licensing partnerships for the licensing of our XmAb technology. These arrangements provide research funding, upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development.

In August 2015, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362 (now called JNJ-5602 2473). As a result of the Phase 2 clinical trial initiation, we received a milestone payment of $2.5 million under the 2009 agreement. In March 2015 we received a $500,000 milestone payment from Alexion related to the achievement of a clinical development milestone with an undisclosed molecule to be used against an undisclosed target. In November 2015, Alexion exercised an option for a commercial license on an undisclosed molecule and we received a $4 million option fee. In the fourth quarter of 2015, Alexion achieved a further development milestone for an undisclosed compound and we received a $3 million milestone payment.  In September 2015, we announced the Amgen Agreement with Amgen to apply our bispecific Fc domain technology to five internal Amgen antibody programs, in addition to licensing to Amgen XmAb13551, our CD38 x CD3 bispecific compound.  We received a $45 million upfront payment.

There are currently seven compounds in clinical development from our partners that have incorporated our XmAb technology.

Bispecific program.  We continue to advance our pipeline with bispecific Fc antibodies that incorporate our XmAb bispecific Fc domain, which allow us to create multiple-antigen targeting molecules. By using an Fc as an integral part of the molecule, we maintain the advantages of natural antibody features, including potentially enabling it to retain favorable half-life, simplify manufacturing and modulate potency to reduce toxicity. In the first quarter of 2015, we presented data featuring our novel approach for modulating the recruitment of cytotoxic T cells against tumors using novel XmAb bispecific Fc domains.

We have completed IND enabling toxicology studies and manufactured clinical drug supply for our first two bispecific drug candidates, XmAb14045 and XmAb13676.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements and our technology licensing agreements. Revenue recognized from our collaboration agreements includes non-refundable upfront payments and milestone payments while revenue from our technology licensing agreements includes upfront payments, annual maintenance fees, option payments to obtain commercial licenses and milestone payments. Since our inception through December 31, 2015, we have generated $102.4 million in revenues under our various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended
	December 31,
	2015	2014	2013
Amgen	$13.8	$6.9	$2.2
MorphoSys	—	—	3.0
Alexion	8.5	1.0	0.9
Novo Nordisk	2.9	—	—
CSL	2.5	0.7	2.9
Other	0.1	0.9	1.2
Total	$27.8	$9.5	$10.2

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock‑based compensation and related personnel costs, supplies, facility costs and preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND‑enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period‑to‑period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate the next stage of clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $244.9 million in research and development expenses from inception through December 31, 2015.

We expect that our research and development expenses may increase over spending levels in recent years if we are successful in advancing XmAb5871, XmAb7195, XmAb14045, XmAb13676 or any of our other preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

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

The following is a comparison of research and development expenses for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended
	December 31,
	2015	2014	2013
Product programs:
Bispecific	18.1	5.1	—
XmAb5871	$7.9	$4.1	$7.7
XmAb7195	6.0	5.5	5.5
Other	2.1	3.8	3.8
Total research and development expenses	$34.1	$18.5	$17.0

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.

Other Income (Expense), Net

For the year ended December 31, 2015, other income (expense), net consists primarily of interest income from our investments during the year. For the year ended December 31, 2014 other income (expense), net consisted primarily of interest income and expense. For the year ended December 31, 2013 other income (expense), net consisted primarily of interest expense incurred on our convertible promissory notes issued in 2009 and 2010, interest income and miscellaneous gains and losses on the sale of excess equipment and a loss of $48.6 million recognized on the exchange of the convertible notes for preferred stock.

Critical Accounting Policies, Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value‑based measurement of stock‑based compensation, the fair value estimate of marketable securities, the capitalization and recoverability of intellectual property costs, valuation of deferred tax assets and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

Multiple‑Element Revenue Arrangements

Certain of our product development partnership and technology license agreements represent multiple‑element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand‑alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple‑element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor‑specific objective evidence (VSOE) of selling price, if available, or third‑party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third‑party evidence is available. To date, we have used our best estimate of selling price for each of our deliverables. Determining the best estimate of selling price for a deliverable requires significant judgment. The basis of our estimate of selling price is the arm’s length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate’s potential market size, the product candidate’s stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate’s likelihood of success at various development stages. The most common deliverable is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. The upfront payments, annual license fees, milestones and royalties relate to these licenses and/or options and depend on the product‑specific factors described above. The other significant deliverable is research and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third‑party contract research organizations necessary to support the services.

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

Milestone Revenue

Our product development partnership and technology license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales‑based milestone that are based solely upon the performance of the licensee or collaborator. Research, development and regulatory contingent contractual payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales‑based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels.

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

Capitalized Intellectual Property Costs

We capitalize and amortize third‑party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The net capitalized patents, licenses and other intangible assets as of December 31, 2015 and 2014 was $10.0 million and $9.1 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

We begin amortization of capitalized patent costs during the period that we obtain a patent relating to the capitalized cost over the shorter of the patent life or the estimated economic useful life. Capitalized licensing costs are amortized beginning in the period that access to the license or technology is available and is amortized over the shorter of the license term or the estimated economic useful life of the licensed asset. Such amortization is reflected in the General and Administrative section of our Statement of Comprehensive Loss.

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in‑process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $296,000, $509,000 and $205,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Such charges are reflected in the General and Administrative section of our Statement of Comprehensive Loss.

We determine if there has been an impairment of our intangible assets which include the capitalized patent and licensing costs whenever events such as recurring operating losses or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Stock Split

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

Net Operating Loss Carryforwards and Research and Development Tax Credits

As of December 31, 2015, we had cumulative net operating loss carryforwards for federal and state income tax purposes of approximately $181.4 million and $127.6 million, respectively, and available tax credit carryforwards of approximately $3.9 million for federal income tax purposes and $4.2 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2018, state net operating losses expire starting in 2016 and, federal tax credit carryforwards expire starting in 2019. Upon analysis, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax operating loss and tax credit carryforwards have been limited.

Valuation of Stock‑Based Compensation

We record the fair value of stock options and shares issued under our Employee Stock Purchase Plan (ESPP) to employees as of the grant date as compensation expense over the service period, which is generally the vesting period. For non‑employees, we also record the fair value of stock options as of the grant date as compensation expense over the service period. We then periodically re‑measure the awards to reflect the current fair value at each reporting period until the non‑employee completes the performance obligation or the date on which a performance commitment is reached. Expense is recognized over the related service period.

We calculate the fair value of stock‑based compensation awards using the Black‑Scholes option‑pricing model. The Black‑Scholes option‑pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant.

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

Results of Operations

Comparison of the Year Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the year ended December 31, 2015 and 2014 (in millions):

	Year ended
	December 31,
	2015	2014	Change
Revenues:
Research collaboration	$16.6	$7.1	$9.5
Milestone	6.0	0.5	5.5
Licensing	5.2	1.9	3.3
Total revenues	27.8	9.5	18.3
Operating expenses:
Research and development	34.1	18.5	15.6
General and administrative	12.0	7.4	4.6
Total operating expenses	46.1	25.9	20.2
Other income (expense), net	0.7	—	0.7
Net loss	$(17.6)	$(16.4)	$(1.2)

Revenues

Research collaboration revenues increased by  $9.5 million in 2015 over 2014 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen.

Milestone and contingent payments increased by $5.5 million in 2015 over 2014 amounts primarily due to receiving contractual milestones in 2015 from Alexion and CSL.

Licensing revenue increased by $3.3 million in 2015 over 2014 amounts primarily due to revenue earned under our Alexion agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2015 and 2014, (in millions):

	Year Ended
	December 31,
	2015	2014	Change
Product programs:
Bispecific	18.1	5.1	13.0
XmAb5871	$7.9	$4.1	$3.8
XmAb7195	6.0	5.5	0.5
Other	2.1	3.8	(1.7)
Total research and development expense	$34.1	$18.5	$15.6

Research and development expenses increased by $15.6 million in 2015 over 2014 amounts.   The increase is primarily due to additional spending associated with the XmAb5871 program related to development and planned clinical trials in IgG4-RD and SLE and additional spending associated with bispecific programs to advancing our initial bispecific candidates, XmAb14045 and XmAb13676, into IND enabling studies, manufacturing or drug supply and additional work on our bispecific platform and other preclinical programs.

General and Administrative Expenses

General and administrative expenses were $12.0 million and $7.5 million for the year ended December 31, 2015 and 2014, respectively, an increase of $4.5 million. The increase is primarily due to an increase in compensation costs and legal costs related to litigation and proceedings described in Part I item 3 of this report.

Other Income (Expense), Net

Other income (expense), net was $746,000 for the year ended December 31, 2015 compared to $35,000 for the same period in 2014. The change reflects interest income on investing in marketable securities in 2015.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013 (in millions):

	Year Ended
	December 31,
	2014	2013	Change
Revenues:
Research collaboration	$7.1	$2.3	4.8
Licensing	1.9	2.3	(0.4)
Milestone	0.5	5.6	(5.1)
Total revenues	9.5	10.2	(0.7)
Operating expenses:
Research and development	18.5	17.0	1.5
General and administrative	7.4	3.7	3.7
Total operating expenses	25.9	20.7	5.2
Other income (expense), net	—	(49.8)	49.8
Net loss	$(16.4)	$(60.3)	$43.9

Revenues

Research collaboration revenues increased by  $4.8 million in 2014 over 2013 amounts due to additional revenue recognized upon the termination of our 2010 collaboration agreement with Amgen.

Licensing revenues decreased by  $400,000 due to licensing revenue earned from Merck in 2013.

Milestone and contingent payments decreased by  $5.1 million in 2014 over 2013 amounts.   The decrease is primarily contractual milestones received in 2013 from MorphoSys and CSL

Research and Development Expenses

Research and development expenses increased by  $1.5 million in 2014 over 2013 amounts due to increased spending on our XmAb5871 and bispecific programs.

General and Administrative Expenses

General and administrative expenses increased by  $3.7 million in 2014 over 2013 amounts. The increase is primarily due to costs related to additional hiring of legal and accounting personnel and costs associated with being a publicly traded company.

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

We have incurred operating losses in each year since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidates XmAb5871 and XmAb7195 as well as our bispecific development candidates, XmAb104045 and XmAb13676, evaluate opportunities for the potential clinical development of our other pre‑clinical programs, and continue our research efforts.

On March 3, 2015, we finalized the sale of 8,625,000 shares of common stock at an offering price of $14.25 per share, resulting in net proceeds of approximately $115.2 million, after deducting underwriting discounts, commissions and offering expenses. In September 2015 we received a $45 million upfront payment in connection with our 2015 Amgen transaction.

At December 31, 2015, we had $193.3 million of cash, cash equivalents and marketable securities compared to $54.7 million at December 31, 2014.   We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales and do not expect to do so until we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in early clinical stages of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that our operating expenses will continue to increase in connection with ongoing as well as additional planned clinical and pre-clinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration and licensing opportunities.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$26,666	$(21,351)	$(5,453)
Investing activities	(185,106)	(2,283)	(1,278)
Financing activities	116,381	308	82,394
Net increase (decrease) in cash and cash equivalents	$(42,059)	$(23,326)	$75,663

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 reflects the upfront payment of $45 million received under our 2015 Amgen collaboration and milestone and option payments from Alexion and CSL in excess of operating expenses during the year.

Net cash used in operating activities for the year ended December 31, 2014 was $21.4 million compared to cash used in operations of $5.5 million for the year ended December 31, 2013.  The increase in operating activities reflects the increased spending in 2014 for research and development activities for our clinical programs XmAb5871 and XmAb7195 as well as increased spending on our bispecific activities. General and administration costs also increased in 2014 to reflect the additional staffing and related costs of being a public entity.

Investing Activities

Investing activities in 2015 consist primarily of purchases of marketable securities available-for-sale, acquisition of intangible assets, and purchases of property and equipment. We invested $181 million in marketable securities, net of $34 million of sales and maturities in the year ended December 31, 2015.  We acquired $1.7 million of intangible assets in the year ended December 31, 2015 and $1.5 million for the year ended December 31, 2014. We purchased $1.9 million of capital equipment for the year ended December 31, 2015 compared to $780,000 for the same period in 2014. This increase is primarily related to additional capital spending on laboratory and office equipment and leasehold improvements in our Monrovia facility.

Investing activities used cash of $2.3 million and $1.3 million for the years ended December 31, 2014 and 2013 respectively.  This increase was primarily related to additional capital spending on laboratory and office equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 consists primarily of net proceeds from the follow-on equity offering and cash from stock option exercises and the sale of shares under the ESPP.

Financing activities for the year ended December 31, 2014 consist primarily of stock option exercises and sale of shares under the ESPP.

Financing activities for the year ended December 31, 2013 consist primarily of net proceeds from our IPO and net proceeds from the sale of preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015 (in thousands):

Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facility (1)	$2,860	$679	$1,882	$299	$—

(1)

Consists of operating leases on our corporate headquarters in Monrovia and on our San Diego offices encompassing 24,000 square feet and 3,535 square feet that expire in June 2020 and March 2018 respectively.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”, which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within the United States GAAP. In July 2015, the FASB announced that the new pronouncement will be effective for reporting periods beginning after December 15, 2017. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess its ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016 unless we adopt it earlier. We are currently evaluating the impact of adopting ASU 20114-15 on our financial statements and related disclosures.

In January 2016,  the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Liabilities” which eliminates the available-for-sale classification for equity securities and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. In addition it updates certain presentation and disclosure requirements. The new standard will be effective for reporting periods beginning after December 15, 2017 and we are currently evaluating the impact of adopting ASU 2016-01 on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases”. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term.  The new standard will be effective for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-02 on our financial statements and related disclosures.

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

Item 8.  Financial Statements and Supplementary Data

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Xencor, Inc.

We have audited the accompanying balance sheet of Xencor, Inc. as of December 31, 2015, and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xencor, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Los Angeles, California
March 8, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors

Xencor, Inc.

Monrovia, California

We have audited the accompanying balance sheet of Xencor, Inc. (the “Company”) as of December 31, 2014  and the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xencor, Inc. at December 31, 2014, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

February 20, 2015

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$12,590	$54,649
Marketable securities	83,840	—
Accounts receivable	44	2,966
Prepaid expenses and other current assets	1,201	134
Total current assets	97,675	57,749
Property and equipment, net	2,310	899
Patents, licenses, and other intangible assets, net	9,971	9,116
Marketable securities - long term	96,891	—
Other assets	63	59
Total assets	$206,910	$67,823
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,400	$1,691
Accrued expenses	3,634	2,251
Current portion of deferred rent	108	—
Current portion of deferred revenue	33,287	2,254
Total current liabilities	43,429	6,196
Deferred rent, less current portion	507	—
Deferred revenue, less current portion	542	2,337
Total liabilities	44,478	8,533
Commitments and contingencies (see note 10)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 40,551,039 issued and outstanding shares at December 31, 2015 and 31,434,272 issued and outstanding at December 31, 2014	405	314
Additional paid-in capital	424,128	302,969
Accumulated other comprehensive loss	(516)	—
Accumulated deficit	(261,585)	(243,993)
Total stockholders’ equity	162,432	59,290
Total liabilities and stockholders’ equity	$206,910	$67,823

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Collaborations, licenses and milestones	$27,762	$9,520	$10,172
Operating expenses
Research and development	34,140	18,516	17,000
General and administrative	11,960	7,461	3,692
Total operating expenses	46,100	25,977	20,692
Loss from operations	(18,338)	(16,457)	(10,520)
Other income (expenses)
Interest income	1,840	33	14
Interest expense	(13)	(9)	(1,213)
Other income (expense)	(1,081)	11	16
Loss on settlement of convertible promissory notes	—	—	(48,556)
Total other income (expenses), net	746	35	(49,739)
Net loss	(17,592)	(16,422)	(60,259)
Net deemed contribution on exchange and sale of preferred stock	—	—	144,765
Net income (loss) attributable to common stockholders	$(17,592)	$(16,422)	$84,506
Other comprehensive loss
Net unrealized loss on marketable securities available-for-sale	(516)	—	—
Comprehensive loss	$(18,108)	$(16,422)	$(60,259)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.45)	$(0.52)	$34.18
Diluted	$(0.45)	$(0.52)	$(3.85)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	39,015,131	31,390,631	2,472,581
Diluted	39,015,131	31,390,631	15,645,789

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A		Series B		Series C		Series D		Series E		Series A-1		Series A-2
	Convertible		Convertible		Convertible		Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
Mezzanine Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	857,792	$3,550	1,328,941	$12,375	2,416,281	$50,000	7,936,483	$20,000	25,245,566	$60,841	—	$—	—	$—
Series A-1 shares issued in exchange of convertible notes	—	—	—	—	—	—	—	—	—	—	45,902,321	70,689	—	—
Exchange of Series A-E Preferred for Series A-1 preferred	(857,792)	(3,550)	(1,328,941)	(12,375)	(2,416,281)	(50,000)	(7,936,483)	(20,000)	(25,245,566)	(60,841)	1,977,137	3,045	—	—
Exchange of Series A-1 preferred for Series A-2 preferred	—	—	—	—	—	—	—	—	—	—	(5,561,006)	(8,563)	1,851,814	1,075
Sale of Series A-1 preferred	—	—	—	—	—	—	—	—	—	—	7,352,940	13,355	—	—
Exchange of Series A-1 and A-2 preferred for common stock	—	—	—	—	—	—	—	—	—	—	(49,671,392)	(78,526)	(1,851,814)	(1,075)
Balance, December 31, 2013	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2014	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2012	72,302	$1	$1,043	$—	$(167,312)	$(166,268)
Deemed contribution on exchange of Series A-E Preferred Stock for Series A-1	—	—	143,681	—	—	143,681
Deemed contribution on exchange of Series A-1 preferred for Series A-2 preferred	—	—	7,489	—	—	7,489
Deemed dividend on sale of Series A-1 preferred	—	—	(3,429)	—	—	(3,429)
Exchange of Series A-1 and A-2 preferred for common stock	16,620,274	166	79,435	—	—	79,601
Sale of common stock, net of issuance cost	14,639,500	146	72,361	—	—	72,507
Issuance of common stock upon exercise and vesting of stock awards	22,391	1	12	—	—	13
Net loss	—	—	—	—	(60,259)	(60,259)
Stock-based compensation	—	—	198	—	—	198
Balance, December 31, 2013	31,354,467	314	300,790	—	(227,571)	73,533
Issuance of common stock upon exercise and vesting of stock awards	15,941	—	11	—	—	11
Issuance of common stock under the Employee Stock Purchase Plan	63,864	—	307	—	—	307
Net loss	—	—	—	—	(16,422)	(16,422)
Stock-based compensation	—	—	1,861	—	—	1,861
Balance, December 31, 2014	31,434,272	314	302,969	—	(243,993)	59,290
Sale of common stock, net of issuance cost	8,625,000	86	115,118	—	—	115,204
Issuance of common stock upon exercise of stock awards	379,268	4	550	—	—	554
Issuance of common stock under the Employee Stock Purchase Plan	112,499	1	622	—	—	623
Comprehensive loss	—	—	—	(516)	(17,592)	(18,108)
Stock-based compensation	—	—	4,869	—	—	4,869
Balance, December 31, 2015	40,551,039	$405	$424,128	$(516)	$(261,585)	$162,432

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(17,592)	$(16,422)	$(60,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,113	882	711
Amortization of premium on marketable securities	1,096	—	—
Stock-based compensation	4,869	1,861	198
Abandonment of capitalized intangible assets	296	509	205
Gain on disposal of assets	(9)	(2)	(16)
Gain on sale of marketable securities available-for-sale	(5)	—	—
Loss on exchange of notes for preferred stock	—	—	48,556
Accrued interest on convertible promissory notes	—	—	1,211

Changes in operating assets and liabilities:
Accounts receivable	2,922	(2,907)	293
Interest receivable	(898)	—	—
Prepaid expenses and other current assets	(1,068)	(73)	115
Other assets	(3)	41	(20)
Accounts payable	4,710	(943)	1,319
Accrued expenses	1,425	859	109
Deferred rent	572	—	—
Deferred revenue	29,238	(5,156)	2,125
Net cash provided by (used in) operating activities	26,666	(21,351)	(5,453)
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	34,358	—	—
Proceeds from sale of property and equipment	9	2	16
Purchase of marketable securities	(215,798)	—	—
Purchase of intangible assets	(1,745)	(1,505)	(1,158)
Purchase of property and equipment	(1,930)	(780)	(136)
Net cash used in investing activities	(185,106)	(2,283)	(1,278)
Cash flows from financing activities
Proceeds from sale of Series A-1 preferred stock	—	—	10,000
Proceeds from issuance of common stock upon exercise of stock awards	554	9	13
Proceeds from issuance of common stock from Employee Stock Purchase Plan	623	307	—
Proceeds from issuance of common stock	122,906	—	80,517
Preferred stock issuance cost	—	—	(116)
Common stock issuance costs	(7,702)	—	(8,010)
Payments on capital lease obligations	—	(8)	(10)
Net cash provided by financing activities	116,381	308	82,394
Net increase (decrease) in cash and cash equivalents	(42,059)	(23,326)	75,663
Cash and cash equivalents, beginning of year	54,649	77,975	2,312
Cash and cash equivalents, end of year	$12,590	$54,649	$77,975
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$13	$9	$1
Taxes	$1	$1	$—
Supplemental Schedule of Noncash Investing Activities
Net unrealized loss on marketable securities available-for-sale	$516	$—	$—
Supplemental Schedule of Noncash Financing Activities
Settlement of notes payable for preferred stock	$—	$—	$22,134

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

Basis of Presentation

The Company’s financial statements as of December 31, 2015, 2014, and 2013 and for the years then‑ended have been prepared in accordance with accounting principles generally accepted in the United States.

Reverse Stock Split and Conversion of Preferred Stock

On November 1, 2013, our board of directors and the requisite holders of our voting stock authorized the filing of a certificate of amendment to our amended and restated certificate of incorporation for the purposes of effecting a 3.1‑for‑1 reverse split of the common stock. The certificate of amendment was filed on November 1, 2013 and the stock split became effective as of that date. Accordingly, all references to numbers of common shares, including the number of common shares on an as‑if‑converted basis, per‑share data, share prices and exercise prices in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

Each 3.1 share of convertible preferred stock was convertible, at the stockholder’s option, into one share of common stock. Additionally, each share of convertible preferred stock was automatically converted into common stock, at the then‑effective conversion rate upon the effective date of a registration statement filed with the SEC under the Securities Act or Exchange act.

On December 3, 2013, our registration statement on Form S‑1 related to our initial public offering became effective and 49,671,392 shares of Series A‑1 preferred stock converted into 16,022,915 shares of common stock and 1,851,814 shares of Series A‑2 preferred stock converted into 597,359 shares of common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include useful lives of long-lived assets, the periods over which certain revenues and expenses will be recognized including collaboration revenue recognized from non-refundable upfront licensing payments, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the period over which these costs are expensed.

Xencor, Inc.

Notes to Financial Statements (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers”, which establishes principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within the United States GAAP. In July 2015, the FASB announced that the new pronouncement will be effective for reporting periods beginning after December 15, 2017. The new pronouncement permits the use of either the retroactive or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which requires management to assess its ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016 unless we adopt it earlier. We are currently evaluating the impact of adopting ASU 2014-15 on our financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Liabilities” which eliminates the available-for-sale classification for equity securities and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. In addition it updates certain presentation and disclosure requirements. The new standard will be effective for reporting periods beginning after December 15, 2017 and we are currently evaluating the impact of adopting ASU 2016-01 on our financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases”. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term. The new standard will be effective for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of adopting ASU 2016-02 on our financial statements and related disclosures.

Revenue Recognition

We have, to date, earned revenue from research collaborations, which may include research and development services, licenses of our internally‑developed technologies, or a combination of both. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of or access to technology has been completed or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured.

The terms of our license and research and development agreements generally include non-refundable upfront payments, research funding, license fees and, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales‑based events, as well as royalties on sales of any commercialized products.

The terms of our licensing agreements include non‑refundable upfront fees, annual licensing fees, and contractual payment obligations for the achievement of pre‑defined preclinical, clinical, regulatory and sales‑based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

Multiple‑Element Revenue Arrangements.  Certain of our collaboration and license agreements represent multiple‑element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider

Xencor, Inc.

Notes to Financial Statements (Continued)

delivered items to be separate units of accounting if the delivered items have stand‑alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each elements’ relative selling price. The identification of individual elements in a multiple‑element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor‑specific objective evidence (VSOE) of selling price, if available, or third‑party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third‑party evidence is available. To date, we have used our best evidence of selling price for each of our deliverables.

Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates, since we do not have VSOE or third‑party evidence of selling price for these deliverables. The basis of our estimate of selling price is the arm’s length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate’s potential market size, the product candidate’s stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate’s likelihood of success at various development stages. The most common deliverable is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. The upfront payments, annual license fees, contingent payments, milestones and royalties relate to these licenses and/or options and depend on the product‑specific factors described above. The other significant deliverable is research and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third‑party contract research organizations necessary to support the services.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

Milestone Revenue.  Our collaboration and license agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones and sales‑based milestones that are based solely upon the performance of the licensee or collaborator. Research, development and regulatory contingent contractual payments and milestone payments are typically payable under our collaborations when our collaborator selects a compound, or initiates or advances a covered product candidate in preclinical or clinical development, upon submission for marketing approval of a covered product with regulatory authorities, upon receipt of actual marketing approvals of a covered product or for additional indications, or upon the first commercial sale of a covered product. Sales‑based contingent contractual payments are typically payable when annual sales of a covered product reach specific levels.

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

Collaborative Research and Licensing Agreements

Amgen Inc.

2015 Agreement

In September 2015, the Company entered into a research and license agreement (the 2015 Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the 2015 Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3, (the CD38 Program). The Company will also apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45 million upfront payment from Amgen and is eligible to receive up to $1.7 billion in future development, regulatory and sales milestones in total for all six programs and is eligible to receive royalties on any global net sales of products.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs. Assuming successful development and commercialization of each Discovery Program compound, the Company could receive up to $260.5 million in milestones for each compound which include $35.5 million in development milestones, $55 million in regulatory milestones and $170 million in sales milestones. If commercialized, the Company is eligible to receive mid to high single-digit royalties on global net sales of approved products.

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

The Company determined the value of each of the Discovery Programs by calculating a risk-adjusted net present value of the potential revenue from future development and regulatory milestones reduced by the estimated cost of the Company’s efforts to apply its bispecific technology to the Amgen targets and deliver the five bispecific product candidates. These amounts represent the value that a third party would be willing to pay as an upfront fee for access to the Company’s bispecific technology and capabilities.

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

$13.75 million to the CD38 Program and,

$6.25 million to each of the five Discovery Programs

During the fourth quarter of 2015 we delivered the CD38 DNA sequences, constructs and preclinical data to Amgen. At the time that each bispecific Discovery Program is accepted by Amgen, the Company will recognize as collaboration revenue $6.25 million for each program. Since Amgen has substitution rights for up to three targets, revenue recognition may be delayed until the earlier that Amgen initiates non-human primate studies for a delivered bispecific Discovery Program or the right to substitute the target lapses.

During the year ended December 30, 2015, we recognized $13.75 million in revenue under this arrangement. As of December 31, 2015 there was $31.25 million in deferred revenue related to the arrangement.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

We received a nonrefundable upfront payment of $11million upon execution of the Collaboration Agreement and a $2 million milestone in January 2013 upon the initiation of a Phase 1b clinical trial.

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

We have determined that the termination results in a cancellation of all our obligations to Amgen under the 2010 Agreement. We have evaluated the terms of the ROFN and determined that it has de minimis value because Amgen’s rights under the ROFN are limited to an exclusive negotiating period of a short duration and there is no bargain element in the ROFN. As a result of the termination, we have recognized $5.2 million of income which represents the balance of the deferred revenue related to the agreement at the time of the termination.

The total revenue recognized under this arrangement was zero, $6.9 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 we have no deferred revenue related to this agreement.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

The total revenue recognized under this agreement was $2.9 million and $0.1 million for the years ended December 31, 2015 and 2014 respectively. As of December 31, 2015 we have $1.2 million in deferred revenue related to the agreement.

MorphoSys Ag

In June 2010, we entered into a Collaboration and License Agreement with MorpohSys AG (MorphoSys), which we subsequently amended in March 2012. The agreement provided us an upfront payment of $13 million in exchange for an exclusive worldwide license to our patents and know‑how to research, develop and commercialize our XmAb5574 product candidate (subsequently renamed MOR208) with the right to sublicense under certain conditions. Under the agreement, we agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties.

In April and May 2013, MorphoSys initiated two Phase II clinical trials under the arrangement and we received a milestone payment of $3 million. We have recognized the payment as revenue in the period that the milestone event occurred.

The total revenue recognized under this arrangement was zero for the years ended December 31, 2015 and 2014 and $3 million for the year ended December 31, 2013. As of December 31, 2015, we have no deferred revenue related to this agreement.

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

Under the agreement, we received an upfront payment of $3 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1 million during any extension of the research term. In addition, if certain development, regulatory and commercial milestones are achieved, we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target‑by‑target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑ country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

In the third quarter of 2014, Alexion achieved a clinical development milestone with an undisclosed molecule to be used against an undisclosed target. In the fourth quarter of 2015, Alexion exercised its option to take an exclusive commercial license and achieved a further clinical development milestone.

The total revenue recognized under this arrangement was $8.5 million, $1.0 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 we have deferred revenue related to this agreement of $1.1 million.

Xencor, Inc.

Notes to Financial Statements (Continued)

Boehringer Ingelheim International GmbH

In 2007 we entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, we provided BI with a three‑year research license to one of our technologies and commercial options. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to two compounds. Upon exercise of an option to a commercial license, we are eligible to receive future milestone payments and royalties. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones. The upfront payment and the annual license fees were recognized ratably into income over the research license term which expired in 2011 and payments for the commercial options were recognized in the period the commercial option was exercised since the options were contingent and substantive. During 2012, BI advanced a compound that incorporates our technology into clinical development and we received a milestone payment of $1.2 million and recognized the payment as revenue in the period the milestone event occurred. No revenue related to this arrangement was recognized in 2015, 2014 or 2013. There is no deferred revenue related to this agreement at December 31, 2015.

Janssen, Research & Development, LLC

In 2009 we entered into a Research License and Option Agreement with Janssen, Research & Development, LLC (Janssen). Under the agreement, we provided Janssen with a non‑exclusive research license and options for exclusive commercial licenses to apply our technology to their compounds. No revenues related to this arrangement were recognized in 2015, 2014 and 2013. There is no deferred revenue related to this agreement at December 31, 2015.

CSL Limited

2009 Agreement

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

In May 2013, we entered into an amendment to the February 2009 Research License and Commercialization Agreement with CSL, which eliminated a contingent milestone payment requirement and reduced the royalty rate on net sales for a product in development. The amendment provided for a payment upon signing of $2.5 million. We determined that the amendment was a material modification to the original agreement and evaluated the remaining deliverables at the date of the amendment. We determined that the remaining deliverables were the research license which expired in February 2014 and four additional options to take commercial licenses through the term of the research period. The options were considered to be substantive and contingent and we did not allocate any of the proceeds received in the amendment to the options. The amendment proceeds were recognized into income over the remaining period of the research term.

In 2013 CSL sublicensed CSL362 (now called JNJ-56022473) to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362 for which we received a milestone payment.

Total revenue recognized for the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $0.7 million and $2.4 million respectively.  As of December 31, 2015 we have no deferred revenue related to this agreement.

Xencor, Inc.

Notes to Financial Statements (Continued)

2013 Agreement

In March 2013, we entered into a License Agreement with CSL Limited (CSL-2013). Under the terms of the agreement, we provided CSL with a non‑exclusive commercial license to apply our technology to one of their compounds. The agreement provided for upfront payment of $0.5 million and we are eligible to receive future milestones as CSL advances the compound into clinical development.

In March 2015 CSL notified us that they were terminating the 2013 agreement. We have no remaining obligations under the agreement. We did not recognize any revenue for the years ended December 31, 2015 and 2014. We recognized $0.5 million of revenue for the year ended December 31, 2013. There is no deferred revenue related to this agreement at December 31, 2015.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. For the years ended December 31, 2015, 2014 and 2013 total revenue recognized was $0.1 million, $0.6 million and $1.0 million, respectively. As of December 31, 2015, we had deferred revenue of $55,000 related to this agreement.

Potential Milestones

As of December 31, 2015, the Company may be eligible to receive the following maximum payments from its collaborative partners and licensees based upon contractual terms in the agreements assuming all options are exercised and all milestones are achieved:

	Potential Milestones (in millions)
				Total
Partner	Development-based	Regulatory-based	Sales-based	Milestones
Alexion (1)	$51.0	$168.0	$180.0	$399.0
Amgen	232.5	345.0	1,080.0	1,657.5
BI	9.0	6.0	12.0	27.0
CSL 2009 (1)	6.0	4.0	5.0	15.0
Janssen (1)	6.0	—	4.0	10.0
Merck (1)	3.5	6.0	—	9.5
MorphoSys (1)	62.0	187.0	50.0	299.0
Novo Nordisk (2)	36.3	51.0	80.0	167.3
Total	$406.3	$767.0	$1,411.0	$2,584.3

(1)	The payments are solely dependent upon activities of the collaborative partner or licensee.
(2)	Xencor provides research services under the agreement with Novo Nordisk

Xencor, Inc.

Notes to Financial Statements (Continued)

Revenue earned

The $27.8 million, $9.5 million and $10.2 million of revenue recorded for the years ended December 31, 2015, 2014 and 2013, respectively was earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2015	2014	2013
Amgen	$13.8	$6.9	$2.2
Alexion	8.5	1.0	0.9
Novo Nordisk	2.9	—	—
CSL	2.5	0.7	2.9
MorphoSys	—	—	3.0
Merck	0.1	0.6	1.0
Other	—	0.3	0.2
Total	$27.8	$9.5	$10.2

A substantial portion of our revenue is earned from collaboration partners outside the United States. Non‑U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and Non‑U.S. sources for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Year Ended
	December 31,
	2015	2014	2013
U.S. Revenue	$22.4	$8.6	$4.2
Non-U.S. Revenue	5.4	0.9	6.0
Total	$27.8	$9.5	$10.2

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we are expected to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $33.8 million and $4.6 million at December 31, 2015 and 2014, respectively.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

The Company considers its marketable securities to be “available-for-sale”, as defined by authoritative guidance issued by the FASB. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive loss. Accrued interest on marketable securities is included in marketable securities. If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Concentrations of Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentrations of risk. Xencor invests its cash in corporate debt securities and U.S. sponsored agencies with strong credit ratings. Xencor has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2015 and 2014 approximated $12.1 million and $54.0 million, respectively.

We have payables with three service providers that represent 55% of our total payables and one service provider that represented 47% of our total payables for the years ended December 31, 2015 and 2014, respectively. We rely on two critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10.0% of total payables at December 31, 2015 or 2014.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximate their fair value due to their short maturities.

The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded

Xencor, Inc.

Notes to Financial Statements (Continued)

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2015
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$9,453	$9,453	$—
Corporate Securities	114,846	—	114,846
Government Securities	65,885	—	65,885
	$190,184	$9,453	$180,731

	December 31, 2014
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$54,429	$54,429	$—
Corporate Securities	—	—	—
Government Securities	—	—	—
	$54,429	$54,429	$—

 Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight‑line method over the estimated useful lives of the assets, ranging from three to seven years, or the lease term, whichever is shorter. Expenditures for

Xencor, Inc.

Notes to Financial Statements (Continued)

repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years or remaining
lease term, whichever is less

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight‑ line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third‑party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight‑line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2015, 2014 and 2013, we abandoned previously capitalized patent and licensing related charges of $296,000, $509,000 and $205,000, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2015	2014
Patents, definite life	$6,488	$5,720
Patents, pending issuance	4,051	3,654
Licenses and other amortizable intangible assets	2,072	1,797
Nonamortizable intangible assets (trademarks)	399	400
Total gross carrying amount	13,010	11,571
Accumulated amortization—patents	(2,214)	(1,776)
Accumulated amortization—licenses and other	(825)	(679)
Total intangible assets, net	$9,971	$9,116

Amortization expense for patents, licenses, and other intangible assets was $594,000, $694,000 and $598,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Xencor, Inc.

Notes to Financial Statements (Continued)

Future amortization expense for patents, licenses, and other intangible assets recorded as of December 31, 2015, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2016	$636
2017	639
2018	628
2019	616
2020	609
Thereafter	2,393
Total	$5,521

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2015, the Company has $4.1 million of intangible assets which are in‑process and have not been placed in service and, accordingly amortization on these assets has not commenced.

Long‑Lived Assets

Management reviews long‑lived assets which include fixed assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value for our long‑lived assets is determined using the expected cash flows discounted at a rate commensurate with the risks involved.

We did not recognize a loss from impairment for the years ended December 31, 2015, 2014 or, 2013.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any uncertain tax positions at December 31, 2015 or 2014.

Xencor, Inc.

Notes to Financial Statements (Continued)

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.

Stock‑Based Compensation

We recognize compensation expense using a fair‑value‑based method for costs related to all share‑based payments, including stock options and shares issued under our Employee Stock Purchase Plan (ESPP). Stock‑based compensation cost related to employees and directors is measured at the grant date, based on the fair‑value—based measurement of the award using the Black‑Scholes method, and is recognized as expense over the requisite service period on a straight‑line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and industry published statistics to estimate pre‑vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. We recorded stock‑based compensation and expense for stock‑based awards to employees, directors and consultants of approximately $4.9 million, $1.8 million and $198,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the 2015 and 2014 total compensation expense is $341,000 and  $172,000, relating to our ESPP, respectively.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black‑Scholes option‑pricing method and are subject to periodic re‑measurement over the period during which the services are rendered.

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss by the weighted‑average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options at December 31, 2015, 2014 and 2013, and stock purchases under the Employee Stock Purchase Plan were not included in the diluted net loss per common shares calculation because the inclusion of such shares would have had an antidilutive effect.

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Options to purchase common stock	1,281	2,827	1,794
Employee stock purchase plan shares	75	25	—
Total	1,356	2,852	1,794

The loss for the period ended December 31, 2013 was adjusted, for purposes of the diluted net income per share calculation, to reflect the deemed contribution of $144.8 million. This reflects a deemed contribution of $148.1 million from the exchange of convertible preferred stock, offset by a deemed dividend of $1.0 million for the difference between the fair value of the shares of Series A‑1 convertible preferred stock and the price at which shares were sold in June 2013, and an additional deemed dividend of $2.3 million for the difference between the fair value of the shares of Series A‑1 convertible preferred stock and the price at which additional shares were sold in the subsequent Series A‑1 closing in September 2013.

Xencor, Inc.

Notes to Financial Statements (Continued)

For 2013, the diluted loss per share calculation assumes the conversion of outstanding shares of convertible preferred stock into common stock using the as‑if converted method.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except
	per share data)
Basic
Numerator:
Net loss	$(17,592)	$(16,422)	$(60,259)
Deemed contribution	—	—	144,765
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(17,592)	$(16,422)	$84,506
Denominator:
Weighted-average common shares outstanding	39,015,131	31,390,631	2,472,581
Basic net income (loss) per common share	$(0.45)	$(0.52)	$34.18
Diluted:
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(17,592)	$(16,422)	$84,506
Deemed contribution	—	—	(144,765)
Net loss attributable to common stockholders for diluted net loss per share	$(17,592)	$(16,422)	$(60,259)
Denominator:
Weighted average number of common shares outstanding used in computing basic net loss per common share	39,015,131	31,390,631	2,472,581
Dilutive effect of conversion of convertible preferred stock	—	—	13,173,208
Weighted-average number of common shares outstanding used in computing net loss per common share	39,015,131	31,390,631	15,645,789
Diluted net loss per common share	$(0.45)	$(0.52)	$(3.85)

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. For the year ended December 31, 2015, the only component of other comprehensive loss is net unrealized losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during year the ended December 31, 2015.

Xencor, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities

The Company’s marketable securities held as of December 31, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,453	$—	$—	$9,453
Corporate Securities	115,148	6	(308)	114,846
Government Securities	66,099	—	(214)	65,885
	$190,700	$6	$(522)	$190,184

Reported as
Cash and cash equivalents				$9,453
Marketable securities				180,731
Total investments				$190,184

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$83,963	$83,840
Mature after one year through five years	97,284	96,891
	$181,247	$180,731

4. Convertible Notes Payable

In 2009 and 2010, we issued $15.2 million of convertible promissory notes (Notes) to existing preferred stockholders. The 2009 and 2010 Notes had an interest rate of 10.0% per annum and both had original maturity dates of one year or less. The Notes were subsequently extended several times and were also amended to increase the interest rate on the notes from 10% to 12.5%.

Each such extension of each note was considered to be a modification of debt under ASC 470‑50‑40.

In June 2013, and prior to the maturity dates of the Notes, our Board of Directors and the requisite stockholders and holders of the 2009 Notes and 2010 Notes agreed to exchange the outstanding principal into shares of our Series A‑1 convertible preferred stock in connection with a concurrent financing . The exchange of the 2009 Notes and 2010 Notes was not pursuant to the terms of the applicable notes so we accounted for the exchange as an extinguishment of the original debt instrument.

5. Initial Public Offering

On December 2, 2013, we commenced our initial public offering pursuant to a resigtration statement on Form S-1 that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250.

Xencor, Inc.

Notes to Financial Statements (Continued)

The net offering procceds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million. Offering costs, which consisted of legal, accounting, printing and filing fees incurred in the preparation of the Company’s Registration Statement on Form S-1 as part of the Company’s IPO, have been offset against the IPO proceeds upon the completion of the offering in December 2013.

6. Sale of Additional Common Stock

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on offering. We received net proceeds of $115.2 million, after underwriting discounts, commissions and estimated offering expenses.

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
	(In thousands)
Computers, software and equipment	$5,338	$4,270
Furniture and fixtures	102	97
Leasehold and tenant improvements	3,754	3,086
	9,194	7,453
Less accumulated depreciation and amortization	(6,884)	(6,554)
	$2,310	$899

Depreciation expense in 2015, 2014 and 2013 was $519,000, $188,000 and $113,000, respectively.

8. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. For the years ended December 31, 2015, 2014 and 2013 there was no current provision for federal or state income taxes due to taxable losses subject to a valuation allowance incurred in each of the years.

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Federal statutory income tax rate	$(6,157)	$(5,583)	$(20,488)
Loss on settlement of notes	—	—	18,884
Non-deductible research and development credit	708	435	—
Stock based compensation	651	478	—
Other	14	2	4
Net change in valuation allowance	4,784	4,668	1,600
Net effective tax rate	$—	$—	$—

Xencor, Inc.

Notes to Financial Statements (Continued)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2015 and 2014 is presented below (in thousands):

	2015	2014
Deferred income tax assets
Net operating loss carryforwards	$69,348	$47,401
Research credits	8,096	12,789
Depreciation	735	790
Unrealized loss on securities	206	—
Accrued compensation	511	373
Deferred revenue	1,032	1,836
Gross deferred income tax assets	79,928	63,189
Valuation allowance	(76,036)	(59,602)
Net deferred income tax assets	3,892	3,587
Deferred income tax liabilities
Patent costs	(3,489)	(3,199)
Licensing costs	(339)	(317)
Capitalized legal costs	(64)	(71)
Gross deferred income tax liabilities	(3,892)	(3,587)
Net deferred income tax asset/(liability)	$—	$—

Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative book losses that have resulted over the years. During the year ended December 31, 2014, the valuation allowance decreased by $21.4 million. Upon analysis, there were changes in ownership under Section 382 of the Internal Revenue Code and related state provisions as a result of our sale of preferred stock and sale of common stock during 2013. Section 382 limits the amount of net operating losses and tax credit forwards that may be available after a change in ownership. The Company has adjusted its net operating loss and tax credit carryforwards to reflect the impact of the section 382 limitations. The Company’s tax returns remain open to potential inspection for the years 2011 and onwards for federal purposes and 2010 and onwards for state purposes.

As of December 31, 2015, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $181.4 million and $127.7 million respectively, and available tax credit carryforwards of approximately $3.9 million for federal income tax purposes and $4.2 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2018, state net operating losses expire starting in 2016 and federal tax credit carryforwards expire starting in 2019. Utilization of the net operating losses and tax credits are subject to a substantial annual limitation due to ownership changes which occurred. As a result of these changes, provisions in the Internal Revenue Code of 1986 under Section 382 and similar state provisions may result in the expiration of certain of our net operating losses and tax credits before we could use them.

9. Stock‑Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s IPO.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the Prior Plans that

Xencor, Inc.

Notes to Financial Statements (Continued)

terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of December 31, 2015, the total number of shares of common stock available for issuance under the 2013 Plan was 6,326,415, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2015, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,257,371 shares, which number is included in the number of shares available for issuance above.  As of December 31, 2015 a total of 2,004,750 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP had an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and pursuant to the provisions of the ESPP, the second two-year term began automatically upon the end of the initial term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2015. As of December 31, 2015, we have issued a total of 176,363 shares of common stock under the ESPP.

Information with respect to stock options outstanding is as follows:

	December 31,
	2015	2014	2013
Exercisable options	1,600,351	1,393,729	1,203,885
Weighted average exercise price per share of exercisable options	$3.99	$1.01	$0.59
Weighted average grant date fair value per share of options granted during the year	$10.66	$7.39	$3.78
Options available for future grants	2,917,182	2,583,186	2,403,368
Weighted average remaining contractual life	6.98	6.43	5.72

Xencor, Inc.

Notes to Financial Statements (Continued)

The following table summarizes stock option activity for the years ended December 31, 2015 and 2014:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2013	1,794,214	$1.66	5.72
Options granted	1,049,521	10.99
Options forfeited	(1,000)	10.31
Options exercised(3)	(15,941)	0.59
Balances at December 31, 2014	2,826,794	5.12	6.43	$30,863
Options granted	940,250	15.94
Options forfeited	(9,375)	18.75
Options expired	(7,500)	11.46
Options exercised(3)	(379,268)	1.46
Balances at December 31, 2015	3,370,901	$8.50	6.98	$21,854
As of December 31, 2015
Options vested and expected to vest	3,064,829	$8.09	6.81	$21,048
Exercisable	1,600,351	$3.99	5.10	$17,016

(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in‑ the‑money options at December 31, 2015 and 2014.
(3)

The total intrinsic value of stock options exercised was $5.4 million, $155,000 and $191,000 for the years ended December 31, 2015, 2014 and 2013 respectively. The stock options outstanding and exercisable by exercise price at December 31, 2015 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$0.59 - $4.25	1,413,261	4.60	$1.87	1,163,519	$1.38
$5.50 - $8.56	50,000	7.59	$7.64	20,808	$7.09
$9.26 – $14.38	1,026,140	8.33	$11.2	415,899	$11.11
$14.54 – $22.35	881,500	9.18	$16.0	125	$16.52
	3,370,901	6.98	$8.50	1,600,351	$3.99

We estimated the fair value of employee and non‑employee awards using the Black‑Scholes valuation model. The fair value of employee stock options is being amortized on a straight‑line basis over the requisite service period of the awards. Management estimates the probability of non‑employee awards being vested based upon an evaluation of the non‑employee achieving their specific performance goals.

Xencor, Inc.

Notes to Financial Statements (Continued)

Options granted after our Initial Public Offering, are issued at the fair market value of our stock at the date the grant is approved by our board of directors.

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2015, 2014 and 2013:

	Options
	2015	2014	2013
Common stock fair value per share	$11.82 - 22.35	$8.56 - 16.52	$5.50
Expected volatility	69.17% - 86.46%	77.4%	86.7%
Risk-free interest rate	1.44% - 1.84%	1.67% - 1.96%	0.9% – 2.1%
Expected dividend yield	—	—	—
Expected term (in years)	5.23 - 6.08	6.0	6.0

ESPP
	2015	2014	2013
Expected term (years)	0.5 - 2.0	0.5 - 2.0	—
Expected volatility	67.8% - 82.9%	70.6% - 71.8%	—
Risk-free interest rate	.07% - .93%	.06% - .46%	—
Expected dividend yield	—	—	—

Total employee, director and non‑employee stock‑based compensation expense recognized was as follows:

	Year Ended
	December 31,
(In thousands)	2015	2014	2013
General and administrative	$2,218	$848	$40
Research and development	2,650	1,013	158
	$4,869	$1,861	$198

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2015, 2014 and 2013 was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

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

As of December 31, 2015 and 2014, the unamortized compensation expense related to unvested stock options was $10.8 million and $7.6 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.74 years. At December 31, 2015 and 2014, the unamortized compensation expense was $395,000 and $204,000 respectively under our ESPP.

Xencor, Inc.

Notes to Financial Statements (Continued)

10. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space in Monrovia, CA. In January 2015, we entered into a new lease agreement for the property. The new lease replaces the previous lease and extends our lease term to June 2020 with an option to renew for an additional five years. The new lease is a non-cancelable operating lease.

The Company also leases office space in San Diego, CA. In February 2015, we entered into an amended lease agreement for the San Diego property. The amended lease replaces the previous lease and provides for additional space in a building located in the same multi-building development. The amended lease expires in April 2018 and includes an option to renew for a period of one year. At December 31, 2015 the future minimum lease payments under the operationg leases were as follows:

Operating
Years ending December 31,	Leases
2016	$679
2017	699
2018	602
2019	581
2020	299

Net rent expense for the years ended December 31, 2015,  2014 and 2013 was $558,000, $597,000 and $547,000 respectively. In March 2016, the Company signed a lease for additional space in San Diego.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

On March  3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken in the 2013 time period. On June 10, 2015, the Company filed a Verified Petition for Relief under Del. C. Section 205 (the 205 Petition) related to the corporate acts challenged in the complaint. The defendants filed an answer to the class action complaint on June 22, 2015. On July 9, 2015, the Court consolidated the 205 Petition with the class action, joined the Company as a defendant and ordered it to file the claims in the 205 Petition as counter-claims in the class action, which the Company has done.

On August 11, 2015, the Company filed a Motion for leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, 2015, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff's counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, we filed the Amended Counter-Claim and the related documents. On December 14, 2015, the Court entered an Order and Partial Final Judgment approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint

Xencor, Inc.

Notes to Financial Statements (Continued)

(the invalidity claims)  and granting plaintiff’s counsel a fee award. We have paid the plaintiff’s legal award cost of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations.

Based on the nature of the remaining claim, the Company believes that it is not possible to estimate the  likelihood of loss or a range of potential loss related to the claim; accordingly, no additional amount for any loss has been accrued at December 31, 2015.

Guarantees

In the normal course of business, we indemnify certain employees and other parties, such as collaboration partners and other parties that perform certain work on behalf of, or for the Company or take licenses to our technologies. We have agreed to hold these parties harmless against losses arising from our breach of representations or covenants, intellectual property infringement or other claims made against these parties in performance of their work with us.

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and did not record a liability as of December 31, 2015 and 2014.

11. 401(k) Plan

We have a 401(k) plan covering all full‑time employees. Employees may make pre‑tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions and employer discretionary contributions, if any. No employer contributions were made for the years ended December 31, 2015, 2014 or 2013.

12. Related Parties

On September 4, 2013, our Board of Directors authorized the forgiveness of the outstanding principal and interest of approximately $166,000, under the promissory note from our Chief Executive Officer, effective and contingent upon the filing of a registration statement on Form S‑1 for our initial public offering with the U.S. Securities and Exchange Commission.

13. Conversion of Convertible Promissory Notes and Preferred Stock

In June 2013, our Board of Directors and the requisite holders of the 2009 and 2010 Notes and requisite preferred stockholders agreed to a series of transactions as follows:

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

14. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$1,491	$1,014	$3,503	$21,754
Income (loss) from operations	(6,478)	(8,986)	(10,312)	7,438
Net income (loss)	(6,444)	(8,868)	(10,037)	7,757
Basic net income (loss) per common share	(0.19)	(0.22)	(0.25)	0.19
Diluted net income (loss) per common share	$(0.19)	$(0.22)	$(0.25)	$0.19

	2014 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$2,184	$824	$848	$5,664
Loss from operations	(3,767)	(5,053)	(6,287)	(1,350)
Net loss	(3,751)	(5,044)	(6,278)	(1,349)
Basic net loss per common share	(0.12)	(0.16)	(0.20)	(0.04)
Diluted net loss per common share	$(0.12)	$(0.16)	$(0.20)	$(0.04)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under  the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this  assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief  Executive Officer and Vice President of Finance  have concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report on  Form 10-K does not include an attestation report of our registered public  accounting firm due  to a  transition period established by the Jumpstart Our Business Startups Act, or JOBS Act, for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2016  Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

10.22*	Employment Agreement dated August 29, 2014 by and between the Company and Lloyd Rowland (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 10, 2014).

10.23	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.24

Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.25

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.28

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 3, 2015).

10.29	Employment Agreement dated December 16, 2015 by and between the Company and Dr. Paul Foster.

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

23.2	Consent of Independent Registered Public Accounting Firm (BDO USA LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Xencor, Inc.
Date: March 8, 2016	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ Bassil I. Dahiyat, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	March 8, 2016
Bassil I. Dahiyat, Ph.D.

/s/ John J. Kuch	Vice President, Finance (Principal Financial and Accounting Officer)	March 8, 2016
John J. Kuch

/s/ Bruce L.A. Carter, Ph.D. *	Chairman of the Board of Directors	March 8, 2016
Bruce L.A. Carter, Ph.D.

/s/ Robert F. Baltera, Jr.*	Director	March 8, 2016
Robert F. Baltera, Jr.

/s/ Kurt Gustafson *	Director	March 8, 2016
Kurt Gustafson

/s/ A. Bruce Montgomery, M.D.*	Director	March 8, 2016
A. Bruce Montgomery, M.D.

/s/ Yujiro S. Hata*	Director	March 8, 2016
Yujiro S. Hata

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

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

10.22*	Employment Agreement dated August 29, 2014 by and between the Company and Lloyd Rowland (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 10, 2014).

10.23	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.24

Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc.(incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on February 20, 2015)

10.25

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.28

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 3, 2015).

10.29	Employment Agreement dated December 16, 2015 by and between the Company and Dr. Paul Foster.

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

23.2	Consent of Independent Registered Public Accounting Firm (BDO USA LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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