Form 10-Q
period 2016-03-31
Xencor Inc
filed 2016-05-02
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2016
Common stock, $0.01 par value	40,745,715

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended March 31, 2016

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2015. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,150	$12,590
Marketable securities	84,209	83,840
Accounts receivable	649	44
Prepaid expenses and other current assets	1,843	1,201
Total current assets	94,851	97,675
Property and equipment, net	2,510	2,310
Patents, licenses, and other intangible assets, net	10,140	9,971
Marketable securities - long term	86,357	96,891
Other assets	103	63
Total assets	$193,961	$206,910
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,291	$6,400
Accrued expenses	2,391	3,634
Current portion of deferred rent	113	108
Current portion of deferred revenue	27,460	33,287
Total current liabilities	34,255	43,429
Deferred rent, less current portion	476	507
Deferred revenue, less current portion	417	542
Total liabilities	35,148	44,478
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2016 and December 31, 2015; 40,741,753 issued and outstanding at March 31, 2016 and 40,551,039 issued and outstanding at December 31, 2015	407	405
Additional paid-in capital	426,286	424,128
Accumulated other comprehensive income (loss)	103	(516)
Accumulated deficit	(267,983)	(261,585)
Total stockholders’ equity	158,813	162,432
Total liabilities and stockholders’ equity	$193,961	$206,910

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenue
Collaborations, licenses and milestones	$7,252	$1,491
Operating expenses
Research and development	10,035	5,205
General and administrative	3,950	2,764
Total operating expenses	13,985	7,969
Loss from operations	(6,733)	(6,478)
Other income (expenses)
Interest income	359	38
Interest expense	(27)	(4)
Other income	3	—
Total other income, net	335	34

Net loss	(6,398)	(6,444)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale	619	(35)
Comprehensive loss	$(5,779)	$(6,479)

Basic and diluted net loss per common share	$(0.16)	$(0.19)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	40,626,729	34,297,782

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2015	40,551,039	$405	$424,128	$(516)	$(261,585)	$162,432
Issuance of common stock upon exercise and vesting of stock awards	190,714	2	198	—	—	200
Comprehensive loss	—	—	—	619	(6,398)	(5,779)
Stock-based compensation	—	—	1,960	—	—	1,960
Balance, March 31, 2016 (unaudited)	40,741,753	$407	$426,286	$103	$(267,983)	$158,813

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(6,398)	$(6,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	240
Amortization of premium on marketable securities	426	63
Stock-based compensation	1,960	1,107
Abandonment of capitalized intangible assets	9	37
Gain on disposal of assets	—	(1)
Gain on sale and maturities of marketable securities available-for-sale	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(604)	2,555
Interest receivable	41	(146)
Prepaid expenses and other assets	(683)	(142)
Accounts payable	(2,109)	699
Accrued expenses	(1,243)	(523)
Deferred rent	(26)	553
Deferred revenue	(5,952)	(91)
Net cash used in operating activities	(14,300)	(2,093)
Cash flows from investing activities
Purchase of marketable securities	(16,340)	(47,913)
Purchase of intangible assets	(343)	(571)
Purchase of property and equipment	(317)	(575)
Proceeds from sale and maturities of marketable securities available-for-sale	26,660	—
Proceeds from sale of property and equipment	—	1
Net cash provided by (used in) investing activities	9,660	(49,058)
Cash flows from financing activities
Proceeds from issuance of common stock	—	122,906
Proceeds from issuance of common stock upon exercise of stock awards	200	180
Common stock issuance costs	—	(7,536)
Net cash provided by financing activities	200	115,550
Net (decrease) increase in cash and cash equivalents	(4,440)	64,399
Cash and cash equivalents, beginning of period	12,590	54,649
Cash and cash equivalents, end of period	$8,150	$119,048

Supplemental disclosures of non-cash investing activities
Net unrealized gain (loss) on marketable securities available-for-sale	$619	$(35)
Common stock issuance costs	$—	$166

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2016

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements for Xencor, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect reported amounts of assets and liabilities at the date of the interim financial statements and the reported revenues and expenditures during the reported periods. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2016.

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters and concentration and diversification. The Company invests its excess cash primarily in marketable securities issued by investment grade institutions.

The Company considers its marketable securities to be available-for-sale. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Accrued interest on marketable securities is included in marketable securities. If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Sale of Additional Common Stock

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on offering. We received net proceeds of $115.2 million, after underwriting discounts, commissions and estimated offering expenses.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the new accounting pronouncement on its financial statements and related disclosures.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2015 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximate their fair value due to their short maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2016			December 31, 2015
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$6,815	$6,815	$—	$9,453	$9,453	$—
Corporate Securities	107,511	—	107,511	114,846	—	114,846
Government Securities	63,055	—	63,055	65,885	—	65,885
	$177,381	$6,815	$170,566	$190,184	$9,453	$180,731

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months ended March 31, 2016, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted (loss) per common share is computed as follows (in thousands except share and per share data)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except
	per share data)
Basic numerator:
Net loss attributable to common stockholders	$(6,398)	$(6,444)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	40,626,729	34,297,782
Basic and diluted net loss per common share	$(0.16)	$(0.19)

All outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

4. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the three months ended March 31, 2016, the only component of other comprehensive loss is net unrealized gains on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016.

5. Marketable Securities

The Company’s marketable securities held as of March 31, 2016 and December 31, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$6,815	$—	$—	$6,815
Corporate Securities	107,423	130	(42)	107,511
Government Securities	63,040	28	(13)	63,055
	$177,278	$158	$(55)	$177,381

Reported as
Cash and cash equivalents				$6,815
Marketable securities				170,566
Total investments				$177,381

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,453	$—	$—	$9,453
Corporate Securities	115,148	6	(308)	114,846
Government Securities	66,099	—	(214)	65,885
	$190,700	$6	$(522)	$190,184

Reported as
Cash and cash equivalents				$9,453
Marketable securities				180,731
Total investments				$190,184

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
March 31, 2016	Cost	Fair Value
(in thousands)
Mature in one year or less	$84,204	$84,209
Mature after one year through five years	86,259	86,357
	$170,463	$170,566

	Amortized	Estimated
December 31, 2015	Cost	Fair Value
(in thousands)
Mature in one year or less	$83,963	$83,840
Mature after one year through five years	97,284	96,891
	$181,247	$180,731

6. Stock Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s initial public offering (IPO).  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of March 31, 2016 the total number of shares of common stock available for issuance under the 2013 Plan is 7,535,701, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,400,000 shares. As of March 31, 2016 a total of 2,961,750 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2016. As of March 31, 2016, we have issued a total of 176,363 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2016 are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
General and administrative	$952	$514
Research and development	1,008	593
	$1,960	$1,107

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2015	3,370,901	$8.50	6.98
Options granted	957,000	$12.46
Options forfeited	(43,486)	$12.03
Options exercised	(190,714)	$1.05
Balance at March 31, 2016	4,093,701	$9.74	7.69	$17,350
Exercisable	1,704,726	$5.90	5.89	$13,270

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $13.42 per share as of March 31, 2016.

Weighted average fair value of options granted during the three-month period ended March 31, 2016 and 2015 was $8.30 and $10.54 per share, respectively.  There were 720,250 options granted during the period ended March 31, 2015. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2016 and 2015:

	Options
	Three Months Ended
	March 31,
	2016	2015
Expected term (years)	6.1	6.0
Expected volatility	75.8%	76.6%
Risk-free interest rate	1.56%	1.61%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2016	2015
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8%	70.6 - 71.8%
Risk-free interest rate	.55% - .93%	.06% - .46%
Expected dividend yield	—%	—%

As of March 31, 2016, the unamortized compensation expense related to unvested stock options was $16.7 million, net of estimated forfeitures. The remaining unamortized compensation expense will be recognized over the next three years.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020 with an option to renew for an additional five years.

The Company also leases office space in San Diego, CA through April 2018 and includes an option to renew for a period of one year. In March 2016, the Company signed a lease for additional space contiguous with its existing office space through June 2020.

The leases are accounted for as non-cancellable operating leases and future minimum payments are as follows (in thousands):

Years ending December 31,
For the remainder of the fiscal year	$510
2017	699
2018	602
2019	581
2020	299
Thereafter	—

Rent expense for the three months ended March 31, 2016 and 2015 was $143,000 and $129,000 respectively.

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

On August 11, 2015, the Company filed a Motion for Leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff’s counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and related documents. On December 14, 2015, the Court entered an Order and Partial Final Judgment approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award. We have paid the plaintiff’s legal award of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations. We continue to recognize legal costs as incurred and any insurance proceeds when received.

Based on the nature of the remaining claim, the Company believes that it is not possible to estimate the likelihood of  loss or a range of potential loss related to the claim; accordingly, no amount for any loss has been accrued at March 31, 2016.

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the three months ended March 31, 2016 and 2015.

Amgen, Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen, Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3, (the CD38 Program). The Company will also apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45.0 million upfront payment from Amgen and is eligible to receive up to $1.7 billion in future development, regulatory and sales milestones in total for all six programs and is eligible to receive royalties on any global net sales of products.

In the fourth quarter ended December 31, 2015, the Company transferred the research material and data related to its CD38 Program to Amgen. Amgen will assume full responsibility for the further development and commercialization of product candidates under the CD38 Program. Assuming successful development and commercialization of a product, the Company could receive up to $355 million in milestones payments which include $55 million in development milestones, $70 million in regulatory milestones and, $230 million in sales milestones. If commercialized, the Company is eligible to receive from high single-digit up to low double-digit royalties on global net sales of approved products under the CD38 Program.

Pursuant to the Amgen Agreement, for each of the five Discovery Programs the Company will apply its bispecific technology to antibody molecules provided by Amgen that bind Discovery Program Targets and return the bispecific product candidates to Amgen for further testing, development and commercialization. Subject to approval by Xencor, Amgen has the right to substitute up to three of the previously identified targets during the research term provided that Amgen has not initiated non-human primate studies with the Xencor provided bispecific candidate. The initial research term is three years from the date of the Amgen Agreement but Amgen, at its option, may request an extension of one year if Xencor has not completed delivery of all five Discovery Program bispecific candidates to Amgen.

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

The Company evaluated the Amgen Agreement with Amgen and determined that it is a revenue arrangement with multiple deliverables or performance obligations. The Company’s substantive performance obligations under the Amgen Agreement include delivery of research material and data related to its CD38 Program and application of its bispecific technology to five Amgen provided targets and delivery of the five bispecific product candidates. The Company evaluated the Amgen Agreement with Amgen and determined that the CD38 Program and each of the five Discovery Programs represent separate units of accounting.

The $45 million upfront payment represents the total initial consideration and was allocated to each of the deliverables using the relative selling price method. After identifying each of the deliverables included in the arrangement, the Company determined its best estimate of selling price for each of the deliverables. In order to determine the best estimate of selling price for the CD38 Program, the Company determined the value of the CD38 Program by calculating a risk-adjusted present value of the potential revenue from the future development and regulatory milestones under the Amgen Agreement. This amount represents the value that a third party would be willing to pay as an upfront fee to license the Company’s CD38 Program.

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

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

$13.75 million to the CD38 Program and,

$6.25 million to each of the five Discovery Programs

The Company recognized as collaboration revenue the amount of total allocable consideration allocated to the CD38 Programs upon delivery of the CD38 research material and data to Amgen in the fourth quarter of 2015.

In the first quarter ended March 31, 2016, Amgen exercised its substitution rights with respect to one of the previously identified Discovery targets. In the first quarter ended March 31, 2016, the Company delivered bispecific product candidates for three Discovery Program targets to Amgen.

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

During the three months ended March 31, 2016, we recognized $6.25 million in revenue under this arrangement. As of March 31, 2016 there is $25 million in deferred revenue related to the arrangement.

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

During each of the three months ended March 31, 2016 and 2015 we recognized $25,000 of revenue. As of March 31, 2016, there is $25,000 of deferred revenue related to this arrangement.

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

In the third quarter of 2014, Alexion achieved a clinical development milestone with an undisclosed molecule to be used against an undisclosed target. We received a milestone related to this trial in March 2015 upon issuance of certain patents related to our Xtend technology. In the fourth quarter of 2015, Alexion exercised its option to take an exclusive commercial license and achieved a further clinical development milestone. As a result of Alexion’s exercise to take a commercial option to an undisclosed compound, the Company is eligible to receive additional development, regulatory and sales milestones under the agreement. If commercialized, the Company is eligible to receive royalties on global net sales of approved products.

During the three months ended March 31, 2016 and 2015 we recognized $0.3 million and $0.8 million of revenue respectively. As of March 31, 2016, we have deferred revenue related to this arrangement of $1.3 million.

Novo Nordisk A/S

In December 2014, we entered into a collaboration and license agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement we granted Novo a research license to use certain Xencor technologies including our bispecific, Fcy-IIb, Xtend and other technologies during a two-year research term.

We are recognizing the $2.5 million upfront payment as income over the two-year research term. The research funding is being recognized into income over the period that the services are being provided. We determined that future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones.

During each of the three months ended March 31, 2016 and 2015, we recognized $0.7 million of revenue. As of March 31, 2016, we have $1.3 million in deferred revenue related to this arrangement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii) our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Since we commenced active operations in 1998, we have devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements. We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. In September 2015 we received a $45 million upfront payment from Amgen in connection with the 2015Amgen Agreement. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of March 31, 2016, combined with collaboration payments that we anticipate receiving, will enable us to fund operations, including clinical development of XmAb5871, XmAb7195, XmAb14045 and XmAb 13676 through 2019.

We have incurred losses in each year since our inception. Our net losses were $6.40 million and $6.44 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $268 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Company Programs

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent B-cell inhibition without B-cell depletion.

In March 2016 we initiated enrollment for two Phase 2 trials for XmAb5871, one trial in IgG4-Related Disease (IgG4-RD) and a trial in Systemic Lupus Erythematosus (SLE or Lupus). We also intend to initiate a Phase 1 trial with a subcutaneous formulation of XmAb5871 in 2016.

IgG4-RD: we are currently enrolling a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. The current trial design is to enroll approximately 15 patients with scheduled treatment up to 24 weeks. The primary objective of the study is to evaluate the effect of every other week IV administration of XmAb5871 using the recently reported IgG4-RD Responder Index in patients with active IgG4-RD. Secondary objectives are to determine the safety and tolerability profile and to characterize the pharmacokinetics (PK) and immunogenicity of every other week IV administration of XmAb5871.  IgG4-RD is a rare fibro-inflammatory autoimmune disorder that we estimate impacts up to 40,000 patients in the United States. IgG4-RD affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

SLE: we are also enrolling a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks.

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

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. We plan to initiate clinical trials for XmAb14045, our first bispecific oncology candidate, for the treatment of acute myeloid leukemia (AML) this year.  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial will be a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML.

XmAb13676 is our second bispecific oncology candidate and is expected to enter clinical trials in the second half of this year.   It is a tumor-targeted antibody that contains both a B-cell tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial will be a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.

Out-Licensed Compounds

In addition to our wholly-owned compounds in clinical development, we have used our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate additional milestone payments and royalties to support our internal development efforts. These include XmAb5574/MOR208 (now MOR208) licensed to MorphoSys AG (MorphoSys), and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, which we developed and licensed to Amgen.

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

There are currently eight programs in development with our partners. The most advanced programs are with Alexion and CSL-Janssen, which both entered into Phase 2 clinical development in 2015.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,
	2016	2015	Change
Revenues:
Research collaboration	$7.0	$0.7	$6.3
Licensing	0.3	0.3	(0.0)
Milestone	—	0.5	(0.5)
Total revenues	$7.3	$1.5	$5.8
Operating expenses:
Research and development	10.0	5.2	4.8
General and administrative	4.0	2.8	1.2
Total operating expenses	14.0	8.0	6.0
Other income, net	0.3	0.1	0.2
Net loss	$(6.4)	$(6.4)	$0.0

Revenues

Research collaboration revenues increased by $6.3 million in the three months ended March 31, 2016 over 2015 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen .

Milestone and contingent payments were $0.5 million lower during the three months ended March 31, 2016 over 2015 primarily due to a milestone received from Alexion in 2015.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,
	2016	2015	Change
Product programs:
XmAb5871	$3.5	$1.2	$2.3
XmAb7195	1.1	1.4	(0.3)
Bi-specific	4.9	2.0	2.9
Early research and discovery	0.5	0.6	(0.1)
Total research and development expenses	$10.0	$5.2	$4.8

Research and development expenses increased by $4.8 million for the three months ended March 31, 2016 over the same period in 2015. Spending on the XmAb5871and bispecific programs increased during the three months ended March 31, 2016 compared to the same period in 2015. The $2.3 million increase in spending associated with the XmAb5871 program is primarily due to expenses related to the initiation of the clinical trials in IgG4-RD and SLE. There was increased spending of $2.9 million in the three months ended March 31, 2016 on our bispecific programs  as we advanced our initial bispecific candidates, XmAb14045 and XmAb13676, toward clinical development and conducted additional work on our bispecific platform and other preclinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended
	March 31,
	2016	2015	Change
General and administrative	$4.0	$2.8	$1.2

General and administrative expenses increased by $1.2 million for the three months ended March 31, 2016 over the same period in 2015. The increase is primarily due to an increase in professional fees and stock-based compensation costs.

Other Income (Expense), Net

Other income, net was $335,000 for the three months ended March 31, 2016 compared to $34,000 for the same period in 2015 reflecting interest income on our investment in marketable securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash (used in) provided by:
Operating activities	$(14,300)	$(2,093)	$(12,207)
Investing activities	9,660	(49,058)	58,718
Financing activities	200	115,550	(115,350)
Net (decrease) increase in cash	$(4,440)	$64,399	$(68,838)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2016 increased by $12.2 million over the same period in 2015 reflecting the increase in spending for research and development activities for our 5871 clinical programs and spending on our bispecific activities.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash provided by investing activities increased by $58.7 million for the three months ended March 31, 2016 over the same period in 2015 primarily from proceeds from the sale or maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities consist primarily of net proceeds from the sale of common stock and from the issuance of common stock upon exercise of stock awards. Net financing proceeds decreased by $115.4 million during the three months ended March 31, 2016 compared to the same period in 2015 due to the $115.2 million received from our follow-on financing in March 2015.

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

At March 31, 2016, we had $178.7 million of cash, cash equivalents and marketable securities. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until such time as we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in clinical stage of development, it will be some time before we expect to achieve this and it is uncertain that we ever will commercialize one or more of our product candidates. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical and pre-clinical development of product candidates in our pipeline.

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

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, government sponsored agency debt obligations, corporate debt obligations and money market instruments.  As of March 31, 2016 we had cash and cash equivalents and marketable securities of $178.7 million consisting of bank deposits, interest-bearing money market accounts, and US government and corporate securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the conservative risk profile of our marketable securities, a substantial change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2016.

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

On August 11, 2015, the Company filed a Motion for leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, 2015, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff’s counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and the related documents. On December 14, 2015, the Court entered an Order and Partial Final Judgment approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims)  and granting plaintiff’s counsel a fee award. We have paid the plaintiff’s legal award cost of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations.

Based on the nature of the claim, the Company believes that it is not possible to estimate the likelihood of loss or a range of potential loss related to the claim; accordingly, no amount for any loss has been accrued at March 31, 2016.

Item 1A.    Risk Factors

For information regarding certain factors that could materially affect our business, results of operations, financial condition and liquidity, see the risk factor discussion provided under “Risk Factors” in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

We are using the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. We described the planned use of proceeds from our IPO in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including using a portion of such proceeds for a planned Phase 2b clinical trial with XmAb5871 . In October 2014, we announced that we will not be pursuing a Phase 2b clinical trial of XmAb5871 in RA and will initiate clinical development of XmAb5871 in IgG4-Related Diseases and possibly other autoimmune diseases. As of March 31, 2016, we have used approximately $56.6 million of the funds from the IPO.

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
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ JOHN J. KUCH
John J. Kuch
Vice President, Finance
(Principal Financial Officer)

Dated: May 2, 2016

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

*Indicates management contract or compensatory plan. .