Form 10-Q
period 2016-06-30
Xencor Inc
filed 2016-08-03
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2016
Common stock, $0.01 par value	40,949,637

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended June 30, 2016

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

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$7,877	$12,590
Marketable securities	83,228	83,840
Accounts receivable	150,354	44
Prepaid expenses and other current assets	2,192	1,201
Total current assets	243,651	97,675
Property and equipment, net	2,508	2,310
Patents, licenses, and other intangible assets, net	10,353	9,971
Marketable securities - long term	77,666	96,891
Other assets	103	63
Total assets	$334,281	$206,910
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,694	$6,400
Accrued expenses	3,278	3,634
Current portion of deferred rent	137	108
Current portion of deferred revenue	103,063	33,287
Income taxes	1,781	—
Total current liabilities	115,953	43,429
Deferred rent, less current portion	424	507
Deferred revenue, less current portion	9,307	542
Total liabilities	125,684	44,478
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2016 and December 31, 2015; 40,944,080 issued and outstanding at June 30, 2016 and 40,551,039 issued and outstanding at December 31, 2015	409	405
Additional paid-in capital	428,790	424,128
Accumulated other comprehensive income (loss)	216	(516)
Accumulated deficit	(220,818)	(261,585)
Total stockholders’ equity	208,597	162,432
Total liabilities and stockholders’ equity	$334,281	$206,910

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016		2015

Revenue
Collaborations, licenses and milestones	$66,007	$1,014		$73,259	$2,505
Operating expenses
Research and development	14,408	7,476		24,443	12,681
General and administrative	3,043	2,524		6,993	5,288
Total operating expenses	17,451	10,000		31,436	17,969
Income (loss) from operations	48,556	(8,986)		41,823	(15,464)
Other income (expenses)
Interest income	368	290		726	391
Interest expense	(10)	(4)		(37)	(8)
Other income	—	(168)		4	(231)
Total other income, net	358	118		693	152

Income (loss) before income tax	48,914	(8,868)		$42,516	$(15,312)
Provision for income tax	1,749	—		1,749	—
Net income (loss)	47,165	(8,868)		40,767	(15,312)

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on marketable securities	113	(55)		732	(90)
Comprehensive income (loss)	$47,278	$(8,923)		$41,499	$(15,402)

Basic net income (loss) per common share	$1.16	$(0.22)	$	$ 1.00	$(0.41)
Diluted net income (loss) per common share	$1.13	$(0.22)	$	$ 0.98	$(0.41)

Basic weighted average common shares outstanding	40,800,586	40,389,648		40,703,688	37,518,271
Diluted weighted average common shares outstanding	41,738,460	40,389,648		41,701,262	37,518,271

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2015	40,551,039	$405	$424,128	$(516)	$(261,585)	$162,432
Issuance of common stock upon exercise and vesting of stock awards	374,275	4	443	—	—	447
Issuance of common stock under the Employee Stock Purchase Plan	18,766	—	226	—	—	226
Comprehensive income	—	—	—	732	40,767	41,499
Stock-based compensation	—	—	3,993	—	—	3,993
Balance, June 30, 2016 (unaudited)	40,944,080	$409	$428,790	$216	$(220,818)	$208,597

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$40,767	$(15,312)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	628	494
Amortization of premium on marketable securities	876	240
Stock-based compensation	3,993	2,300
Abandonment of capitalized intangible assets	45	54
Gain on disposal of assets	—	(9)
Gain on sale of marketable securities	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(150,310)	2,513
Interest receivable	160	(670)
Prepaid expenses and other assets	(1,031)	(538)
Accounts payable	1,294	1,387
Accrued expenses	(357)	328
Income taxes	1,781	—
Deferred rent	(53)	617
Deferred revenue	78,541	(413)
Net cash used in operating activities	(23,669)	(9,009)
Cash flows from investing activities
Purchase of marketable securities	(7,123)	(148,328)
Purchase of intangible assets	(761)	(915)
Purchase of property and equipment	(493)	(1,115)
Proceeds from sale and maturities of marketable securities	26,660	—
Proceeds from sale of property and equipment	—	9
Net cash provided by (used in) investing activities	18,283	(150,349)
Cash flows from financing activities
Proceeds from issuance of common stock	—	122,906
Proceeds from issuance of common stock upon exercise of stock awards	447	429
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	226	247
Common stock issuance costs	—	(7,702)
Net cash provided by financing activities	673	115,880
Net decrease in cash and cash equivalents	(4,713)	(43,478)
Cash and cash equivalents, beginning of period	12,590	54,649
Cash and cash equivalents, end of period	$7,877	$11,171

Supplemental disclosures of non-cash investing activities
Net unrealized gain (loss) on marketable securities, net of tax	$732	$(90)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2016

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

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which amends and clarifies the revenue recognition guidance on accounting for licenses of intellectual property (IP) and identifying performance obligations. The amendment clarifies how an entity should evaluate the nature of its promise in granting a license of IP which will determine whether it recognizes revenue over time or at a point in time and also clarifies when a promised good or service is separately identifiable, which is an important step in determining whether goods or services should be accounted for as separate performance obligations. The amendment has the same effective date as the new revenue recognition standard which is for fiscal periods after December 15, 2017.

The Company is currently evaluating the impact of the adoption of the new accounting pronouncements on its financial statements and related disclosures.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2015 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash equivalents, marketable securities, trade accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximates their fair value due to their short maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2016			December 31, 2015
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$6,969	$6,969	$—	$9,453	$9,453	$—
Corporate Securities	103,405	—	103,405	114,846	—	114,846
Government Securities	57,489	—	57,489	65,885	—	65,885
	$167,863	$6,969	$160,894	$190,184	$9,453	$180,731

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three and six months ended June 30, 2016, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except
	per share data)
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$47,165	$(8,868)	$40,767	$(15,312)
Denominator:
Weighted-average shares outstanding, basic	40,800,586	40,389,648	40,703,688	37,518,271
Dilutive effect of stock options	937,874	—	997,574	—
Weighted average shares outstanding, diluted	41,738,460	40,389,648	41,701,262	37,518,271

Net income (loss) per share, basic	$1.16	$(0.22)	$1.00	$(0.41)
Net income (loss) per share, diluted	$1.13	$(0.22)	$0.98	$(0.41)

For the three and six months ended June 30, 2016 there were no shares from the Company’s employee stock purchase plan that had a dilutive effect on shares outstanding. For the three and six months ended June 30, 2015, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

4. Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2016, the only component of other comprehensive income is net unrealized gains on marketable securities. For the three months and six months ended June 30, 2015, the only component of other comprehensive loss is net unrealized losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2016 and 2015.

5. Marketable Securities

The Company’s marketable securities held as of June 30, 2016 and December 31, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$6,969	$—	$—	$6,969
Corporate Securities	103,216	201	(12)	103,405
Government Securities	57,430	65	(6)	57,489
	$167,615	$266	$(18)	$167,863

Reported as
Cash and cash equivalents				$6,969
Marketable securities				160,894
Total investments				$167,863

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,453	$—	$—	$9,453
Corporate Securities	115,148	6	(308)	114,846
Government Securities	66,099	—	(214)	65,885
	$190,700	$6	$(522)	$190,184

Reported as
Cash and cash equivalents				$9,453
Marketable securities				180,731
Total investments				$190,184

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
June 30, 2016	Cost	Fair Value
(in thousands)
Mature in one year or less	$83,202	$83,228
Mature after one year through five years	77,444	77,666
	$160,646	$160,894

	Amortized	Estimated
December 31, 2015	Cost	Fair Value
(in thousands)
Mature in one year or less	$83,963	$83,840
Mature after one year through five years	97,284	96,891
	$181,247	$180,731

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

As of June 30, 2016 the total number of shares of common stock available for issuance under the 2013 Plan is 7,352,140, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,400,000 shares. As of June 30, 2016 a total of 3,142,750 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2016. As of June 30, 2016, we have issued a total of 195,129 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2016 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$874	$520	$1,826	$1,035
Research and development	1,159	673	2,167	1,265
	$2,033	$1,193	$3,993	$2,300

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2015	3,370,901	$8.50	6.98
Options granted	1,138,000	$12.71
Options forfeited	(43,486)	$12.03
Options cancelled	(1,031)	$15.69
Options exercised	(374,275)	$1.20
Balance at June 30, 2016	4,090,109	$10.30	7.80	$35,630
Exercisable	1,728,711	$7.24	6.34	$20,347

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $18.99 per share as of June 30, 2016.

Weighted average fair value of options granted during the six-month period ended June 30, 2016 and 2015 was $8.45 and $10.58 per share, respectively.  There were 909,750 options granted during the period ended June 30, 2015. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2016 and 2015:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	5.9	5.9	6.1	6.0
Expected volatility	76.1%	75.6%	75.8%	76.4%
Risk-free interest rate	1.36%	1.60%	1.53%	1.61%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8 - 79.6%	70.6 - 82.9%	67.8 - 79.6%	70.6 - 82.9%
Risk-free interest rate	.47% - .93%	.06% - .46%	.47% - .93%	.06% - .46%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2016, the unamortized compensation expense related to unvested stock options was $16.8 million, net of estimated forfeitures. The remaining unamortized compensation expense will be recognized over the next three years.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020 with an option to renew for an additional five years.

The Company also leases office space in San Diego, CA through April 2018 and includes an option to renew for a period of one year. In March 2016, the Company signed a lease for additional space contiguous with its existing office space. The combined lease expires in June 2020.

The leases are accounted for as non-cancellable operating leases and future minimum payments are as follows (in thousands):

Years ending December 31,
For the remainder of the fiscal year	$375
2017	807
2018	833
2019	859
2020	466
Thereafter	—

Rent expense for the six months ended June 30, 2016 and 2015 was $298,000 and $272,000 respectively.

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

On August 11, 2015, the Company filed a Motion for Leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff’s counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and related documents. On December 14, 2015, the Court entered an Order and Partial Final Judgment approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award. We have paid the plaintiff’s legal award of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations. We continue to recognize legal costs as incurred and offset any insurance proceeds when approved and issued.

Based on the nature of the remaining claim, the Company believes that it is not possible to estimate the likelihood of loss or a range of potential loss related to the claim; accordingly, no amount for any loss has been accrued at June 30, 2016.

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the six months ended June 30, 2016 and 2015.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (the Agreement) with Novartis Institutes for BioMedical Research, Inc., or Novartis, to develop and commercialize bispecific and other Fc modulated antibody drug candidates using the Company’s proprietary XmAb® technologies and drug candidates. Pursuant to the Agreement:

•

The Company granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676, two development stage products that incorporate the Company’s bispecific Fc technology,

•	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program) and,
•	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

The Company received a non-refundable upfront payment under the Agreement of $150 million in July 2016 and is eligible to receive up to $2.4 billion in future development, regulatory and sales milestones in total for all programs that could be developed under the Agreement.

Under the Agreement, the Company granted Novartis a worldwide co-exclusive license with Xencor to research, develop and manufacture XmAb14045 and XmAb13676. The Company also granted Novartis an exclusive license to commercialize XmAb14045 and XmAb13676 in all worldwide territories outside the United States (U.S.). XmAb14045 is a clinical candidate that binds the CD123 antigen and the cytotoxic T-cell binding domain CD3 (the XmAb14045 Program) and targets acute myeloid leukemia (AML). XmAb13676 is a clinical candidate that binds the CD20 antigen and the cytotoxic T-cell binding domain CD3 (the XmAb13676 Program) and targets B-cell malignancies. Assuming successful development and commercialization of a product, the Company could receive up to $325 million in milestone payments for each of XmAb14045 and XmAb13676. The total potential milestones for each product include $90 million in development milestones, $110 million in regulatory milestones and, $125 million in sales milestones. If commercialized, the Company is eligible to receive tiered low double-digit royalties on global net sales of approved products outside the US.

The Company and Novartis will co-develop XmAb14045 and XmAb13676 worldwide and share development costs equally. The Company may elect to opt-out of the development of either program by providing notice to Novartis.  If the Company elects to opt-out with respect to a program, Novartis will receive the Company’s U.S. rights to the program and the Company will receive low double-digit royalties on U.S. net sales in addition to the royalties on net sales outside the US.

Pursuant to the Novartis Agreement, the Company will apply its bispecific technology to up to four target pair antibodies selected, available for exclusive license to Novartis and not subject to a Xencor internal program. The Company will apply its bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization. Novartis has the right to substitute up to four of the original selected target pair antibodies during the research term provided that Novartis has not filed and received acceptance for an Investigational New Drug Application (IND) with the Xencor provided bispecific candidate. The research term is five years from the date of the Agreement.

Novartis will assume full responsibility for development and commercialization of each product candidate under each of the Global Discovery Programs. Assuming successful development and commercialization of each Global Discovery Program compound, the Company could receive up to $250.0 million in milestones for each Global Discovery Program which includes $50.0 million in development milestones, $100.0 million in regulatory milestones and $100.0 million in sales milestones. If commercialized, the Company is eligible to receive mid-single digit royalties on global net sales of approved products.

Under the Novartis Agreement, the Company has the right to participate in the development and commercialization of one of the Global Discovery Programs prior to filing an IND for Global Discovery Program. If the Company elects to participate in development, it will assume responsibility for 25% of the worldwide development costs for the program and 50% of commercialization costs and will receive 50% of the US profits on net sales of the product.

Under the Novartis Agreement, the Company is also granting Novartis a non-exclusive research license to use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor to research, develop, commercialize and manufacture antibodies against up to ten targets selected by Novartis, available for non-exclusive license and not subject to a Xencor internal program. Novartis will assume all research, development and commercialization costs for products that are developed from application of the Fc technologies. Assuming successful development and commercialization of a compound that incorporates an Fc technology, the Company could receive up to $75.0 million in milestones for each target which includes $15.0 million in development milestones, $30.0 million in regulatory milestones and $30 million in sales milestones. If commercialized, the Company is eligible to receive low single-digit royalties on global net sales of approved products.

The Company evaluated the Agreement and determined that it is a revenue arrangement with multiple deliverables or performance obligations. The Company’s substantive performance obligations under the Agreement include:

•	delivery of an exclusive license to commercialize XmAb14045 in worldwide territories outside the U.S., with worldwide co-exclusive rights with Xencor to research, develop and manufacture XmAb14045
•	delivery of an exclusive license to commercialize XmAb13676 in worldwide territories outside the U.S., with worldwide co-exclusive rights with Xencor to research, develop and manufacture XmAb13676
•	application of its bispecific technology to four Novartis selected target pair antibodies and delivery of four bispecific product candidates and,
•	delivery of a non-exclusive license to its Fc technologies: Cytotoxic, Xtend and Immune Inhibitor

The Company determined that the $150 million upfront payment represents the total initial consideration and was allocated to each of the deliverables using the relative selling price method. The Company determined that each of the development and regulatory milestones is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of a milestone. After identifying each of the deliverables included in the arrangement, the Company determined the relative selling price using its best estimate of selling price for each of the deliverables.

The estimated selling price for the licensing rights to the XmAb13676 Program are the Company’s best estimate of selling price and was determined based on market conditions, similar arrangements entered into by third parties including the Company’s understanding of pricing terms offered for comparable transactions that involve licensing bispecific antibody development candidates. The Company reviewed recent published market transactions that are comparable to the license of the XmAb13676 Program in the Novartis Agreement. The Company adjusted the value of the published market information to reflect differences in stage of development and rights and potential markets to determine the estimated selling price for the license rights to the XmAb13676 program. This amount represents the value that a third party would be willing to pay for certain rights to the XmAb13676 Program including the exclusive right to commercialize XmAb13676 in all territories outside the U.S.

The Company determined the estimated selling price for the rights to the XmAb14045 Program using the income approach by calculating a risk-adjusted present value of the potential revenue that could be earned from the license reduced by the minimum development costs that the Company is obligated to fund under the Agreement. This amount represents the value that a third party would be willing to pay for certain rights to the XmAb14045 Program including the right to commercialize XmAb14045 in all territories outside the U.S.

The Company’s estimated selling price for each Global Discovery Program is the Company’s best estimate. The best estimate for each Global Discovery Programs was determined using the income approach by calculating a risk-adjusted net present value of the potential revenue that could be earned from each Global Program license reduced by the estimated cost of the Company’s efforts to deliver the completed Global Program bispecific candidate to Novartis. These amounts represent the value that a third party would be willing to pay as an upfront for access to the Company’s bispecific technology and capabilities.

The Company’s estimated selling price for the Fc licenses is its best estimate and was determined by considering market and entity-specific factors. The Company has previously licensed its Fc technologies on a limited basis to third parties.  The Company considered the term of the Novartis license, scope of the rights granted for each license, the type of technologies subject to the license, and the potential number of targets that may be applied in establishing its best estimate for the Fc license.

The total allocable consideration of $150 million was allocated to the deliverables based on the relative selling price method as follows:

*	$27.1 million to the XmAb14045 Program,
*	$31.4 million to the XmAb13676 Program,
*	$20.05 million to each of the five Global Discovery Programs and,
*	$11.3 million to the Fc licenses

The Company recognized as license revenue the amount of the total allocable consideration allocated to the XmAb13676 and XmAb14045 Programs upon delivery of the exclusive license to Novartis both of which were transferred as of the effective date of the Agreement. At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize as collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open IND for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five year research term beginning from the effective date of the Agreement.

During the three and six months ended June 30, 2016, we recognized $58.6 million of revenue under this arrangement. As of June 30, 2016 there is $91.4 million in deferred revenue related to the arrangement.

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

The Company evaluated the Amgen Agreement and determined that it is a revenue arrangement with multiple deliverables or performance obligations. The Company’s substantive performance obligations under the Amgen Agreement include delivery of research material and data related to its CD38 Program and application of its bispecific technology to five Amgen provided targets and delivery of the five bispecific product candidates. The Company evaluated the Amgen Agreement and determined that the CD38 Program and each of the five Discovery Programs represent separate units of accounting.

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

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

$13.75 million to the CD38 Program and,

$6.25 million to each of the five Discovery Programs

The Company recognized as collaboration revenue the amount of consideration allocated to the CD38 Programs upon delivery of the CD38 research material and data to Amgen in the fourth quarter of 2015.

In the first quarter ended March 31, 2016, Amgen exercised its substitution rights with respect to one of the previously identified Discovery targets. In the first quarter ended March 31, 2016, the Company delivered bispecific product candidates for three Discovery Program targets to Amgen. In the second quarter ended June 30, 2016 the Company delivered an additional product candidate for a Discovery target. As of June 30, 2016, the Company has delivered four of the discovery programs with Amgen exercising its substitution rights to one.

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

During the three and six months ended June 30, 2016, we recognized $6.2 million and $12.5 million in revenue under this arrangement, respectively. As of June 30, 2016 there is $18.7 million in deferred revenue related to the arrangement.

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

During each of the three and six months ended June 30, 2016 and 2015 we recognized $25,000 and $50,000 of revenue respectively. As of June 30, 2016, there is $100,000 of deferred revenue related to this arrangement.

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

During the three and six months ended June 30, 2016 and 2015 we recognized $250,000 and $500,000 of revenue respectively. As of June 30, 2016, we have deferred revenue related to this arrangement of $1.0 million.

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

During each of the three months ended June 30, 2016 and 2015, we recognized $0.7 million of revenue. During each of the six months ended June 30, 2016 and 2015, we recognized $1.4 million of revenue. As of June 30, 2016, we have $1.0 million in deferred revenue related to this arrangement.

9. Income taxes

The provision for income taxes for the three and six months ended June 30, 2016 represents the interim period tax allocation of the federal and state alternative minimum tax  based on the Company’s projected year end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards.

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies or product candidates to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies and drug candidates with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly owned product candidates and usually require limited resources or efforts from us.  There are currently nine antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners.

Our protein engineering capabilities allow us to continue to expand the functionality of the XmAb technology platform to identify new protein enhancements and create new antibody drug candidates with improved properties. Our bispecific technology, heterodimer Fc domains, enables the creation of bispecific drug candidates, which are antibodies that are engineered to bind two targets simultaneously. The core of our bispecific programs is a novel Fc domain that is a robust and portable scaffold for two, or potentially more, different antigen binding domains.  Our Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  The portability of the bispecific technology, including the ability of bispecific candidates generated from our technology to use standard production methods, allows us to license access to our technology as highlighted in our two bispecific licensing transactions that we entered into in the last year.

In June 2016 we entered into the Novartis Agreement which included a $150 million upfront payment and up to $2.4 billion in potential development, regulatory and sales milestones. As part of the Agreement, we will apply our bispecific technology to up to four target pair antibodies selected, available for exclusive license to Novartis and not subject to a Xencor internal program.

We will apply our bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization.  Assuming successful development and commercialization of each bispecific compound, we could receive up to $250 million in milestones for each compound which includes $50 million in development milestones, $100 million in regulatory milestones and $100 million in sales milestones. If commercialized, the Company is eligible to receive mid-single digit royalties on global net sales of approved products.

In September 2015 we entered into the Amgen Agreement which included a $45 million upfront payment and up to $1.7 billion in future development, regulatory and sales milestones if all programs under the agreement advance into development. In connection with the Amgen Agreement, we are applying our bispecific technology to up to five previously identified molecules identified by Amgen and approved by us. We are applying our bispecific technology to each of the five identified programs and returning the bispecific product candidates to Amgen, who is assuming full responsibility for further testing, development and commercialization. Assuming successful development and commercialization of each bispecific compound, we could receive up to $260.5 million in milestones which include $35.5 million in development milestones, $55 million in regulatory milestones and $170 million in sales milestones. If commercialized, we are eligible to receive mid to high-single digit royalties on global net sales of approved products. Through June 30, 2016 we have delivered four bispecific product candidates to Amgen under the Agreement.

Since we commenced active operations in 1998, we have devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements. We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. In September 2015 we received a $45 million upfront payment from Amgen in connection with the 2015Amgen Agreement. In July 2016 we received a $150 million upfront payment from Novartis in connection with the Novartis Agreement. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of June 30, 2016 in addition to the $150 million received from Novartis in July 2016, will enable us to fund operations at least through the end of 2019.

As of June 30, 2016, we had an accumulated deficit of $221 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Company Programs

We are developing a pipeline of candidates for clinical development based on our Immune Inhibitor Domain and Bispecific Domain technologies.

Immune Inhibitor Pipeline

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent B-cell inhibition without B-cell depletion.

In March 2016 we initiated enrollment for two Phase 2 trials for XmAb5871, one trial in IgG4-Related Disease (IgG4-RD) and a trial in Systemic Lupus Erythematosus (SLE or Lupus). In July 2016 we initiated a Phase 1 trial with a subcutaneous formulation of XmAb5871.

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

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial of XmAb7195, in which healthy volunteers received a single intravenous (IV) dose.  Data showed rapid reduction of free IgE levels to below the limit of detection in 90% of treated subjects, including those treated at the lowest dose evaluated of 0.3 mg/kg, with parallel reductions in total IgE. In 2015, we continued the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels, and in June 2015, we announced an expansion of the trial, adding cohorts of subjects that receive two IVdoses of XmAb7195. We announced complete data from these studies in May 2016. The results of these trials indicate that Xmab7195 was generally well tolerated when administered as a single IV infusion with transient, asymptomatic thrombocytopenia occurring at doses greater or equal to 2.0 mg/kg. XmAb7195 induced rapid and extensive depletion of serum free, serum total IgE, and basophil surface IgE at all doses tested.  Across all dose levels tested, 93% of healthy adults (Part 1) and 75% of atopic subjects with predose total Ige over 300 IU/ml had reduction of free IgE levels to below the level of quantification following a single IV dose of XmAb7195. We plan on initiating a multi-dose Phase 1 trial for XmAb7195 with a subcutaneous formulation in healthy volunteers in the second half of 2016.

XmAb Bispecific Pipeline

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. We have an open IND and are planning enrollment of patients in the Phase 1 clinical trial for XmAb14045, our first bispecific oncology candidate, for the treatment of acute myeloid leukemia (AML).  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML.

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

In connection with the Novartis Agreement we granted Novartis exclusive licenses to commercialize XmAb14045 and XmAb13676 in all worldwide territories outside the U.S., with worldwide co-exclusive rights with us to research, develop and manufacture XmAb14045 and XmAb13676. We continue to retain U.S. rights to both drug candidates and will co-develop worldwide both candidates with Novartis and share development costs equally. Upon successful development of each of Xmab14045 and XmAb13676 we are eligible to receive up to $325 million in milestones which includes $90 million in development milestones, $110 million in regulatory milestones and $125 million in sales milestones. If commercialized, the Company is eligible to receive tiered low double-digit royalties on net global sales outside the U.S.

XmAb18087 is our third CD3 bispecific oncology candidate and we are beginning its development in the second half of 2016. XmAb18087 targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 (CD3) for the treatment of neuroendocrine tumors.

XmAb20717 is our initial checkpoint inhibitor candidate that is being developed using our bispecific technology platform. XmAb20717 targets PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors.

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

Primary Stage of
Program	Target	Fc Domain	Indication	Development	Partner

XmAb5574/MOR208	CD19	Cytotoxic	CLL/NHL/ALL	Phase 2	Morphosys
XmAb13551	CD38 x CD3	Bispecific	Myeloma	Preclinical	Amgen
XmAb14045	CD123 x CD3	Bispecific	AML	Clinical	Novartis*
XmAb13676	CD20 x CD3	Bispecific	B-cell malignancies	Preclinical	Novartis*

*      In connection with our Novartis Agreement, we licensed XmAb14045 and XmAb13676 to Novartis for commercialization in all territories outside the US. We will co-develop both these candidates with Novartis worldwide.

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

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 2
CSL-Janssen	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 (2 candidates)
Janssen	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Novo Nordisk	2014	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended
	June 30,
	2016	2015	Change
Revenues:
Research collaboration	$7.2	$0.7	$6.5
Licensing	58.8	0.3	58.5
Total revenues	$66.0	$1.0	$65.0
Operating expenses:
Research and development	14.4	7.5	6.9
General and administrative	3.0	2.5	0.5
Total operating expenses	17.5	10.0	7.5
Other income, net	0.4	0.1	0.3
Income (loss) before taxes	48.9	(8.9)	57.8
Income tax provision	1.7	—	1.7
Net income (loss)	$47.2	$(8.9)	$56.2

Revenues

Research collaboration revenues increased by $6.5 million in the three months ended June 30, 2016 over 2015 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen.

Licensing revenues were $58.5 million higher during the three months ended June 30, 2016 over 2015 primarily due to revenue recognized under our Novartis Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended
	June 30,
	2016	2015	Change
Product programs:
XmAb5871	$4.5	$1.7	$2.8
XmAb7195	2.2	1.1	1.1
Bi-specific	7.0	4.2	2.8
Early research and discovery	0.7	0.5	0.2
Total research and development expenses	$14.4	$7.5	$6.9

Research and development expenses increased by $6.9 million for the three months ended June 30, 2016 over the same period in 2015. Spending on the XmAb5871and bispecific programs increased during the three months ended June 30, 2016 compared to the same period in 2015. The $2.8 million increase in spending associated with the XmAb5871 program is primarily due to expenses related to the initiation of the clinical trials in IgG4-RD and SLE. There was increased spending of $2.8 million in the three months ended June 30, 2016 on our bispecific programs as we advanced our initial bispecific candidates, XmAb14045 and XmAb13676, toward clinical development and conducted additional work on our bispecific platform and other preclinical programs. The increased spending of $1.1 million in the three months ended June 30, 2016 on XmAb7195 is primarily due to expenses related to drug manufacturing.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended
	June 30,
	2016	2015	Change
General and administrative	$3.0	$2.5	$0.5

General and administrative expenses increased by $0.5 million for the three months ended June 30, 2016 over the same period in 2015. The increase is primarily due to an increase in stock-based compensation costs.

Other Income, Net

Other income, net was $358,000 for the three months ended June 30, 2016 compared to $117,000 for the same period in 2015 reflecting interest income on our investment in marketable securities.

Income Tax Provision

The provision for income taxes was $1.7 million for the three months ended June 30, 2016, compared to zero in 2015.  The provision for income taxes for the second quarter of 2016 is a result of the interim period tax allocation of the federal and state alternative minimum tax based on the projected year end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended
	June 30,
	2016	2015	Change
Revenues:
Research collaboration	$14.1	$1.4	$12.7
Licensing	59.1	0.6	58.5
Milestone	—	0.5	(0.5)
Total revenues	$73.2	$2.5	$70.7

Operating expenses:
Research and development	24.4	12.7	11.7
General and administrative	7.0	5.3	1.7
Total operating expenses	31.4	18.0	13.4
Other income, net	0.7	0.2	0.5
Income (loss) before taxes	42.5	(15.3)	57.8
Income tax provision	1.7	—	1.7
Net income (loss)	$40.8	$(15.3)	$56.1

Revenues

Research collaboration revenues for the six months ended June 30, 2016 increased by $12.7 million over the same period in 2015 primarily due to revenue recognized under our Amgen Agreement.

Licensing revenues for the six months ended June 30, 2016 increased by $58.5 million over the same period in 2015 primarily due to revenue recognized from our Novartis Agreement.

There were no milestone revenues for the six months ended June 30, 2016. Milestone revenues for the same period in 2015 were from Alexion.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended
	June 30,
	2016	2015	Change
Product programs:
XmAb5871	$8.0	$2.9	$5.1
XmAb7195	3.2	2.6	0.6
Bi-specific	11.9	6.2	5.7
Early research and discovery	1.3	1.0	0.3
Total research and development expenses	$24.4	$12.7	$11.7

Research and development expenses increased $11.7 million for the six months ended June 30, 2016 over the same period in 2015. Spending on XmAb5871 increased by $5.1 million primarily due to expenses related to the initiation of the clinical trials in IgG4-RD and SLE. Spending on our bispecific programs increased by $5.7 million primarily due to expenses incurred advancing our XmAb14045 and XmAb13676 candidates towards clinical development as well as conducting additional work on our bispecific platform and other preclinical programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended
	June 30,
	2016	2015	Change
General and administrative	$7.0	$5.3	$1.7

General and administrative expenses increased by $1.7 million for the six months ended June 30, 2016 over the same period in 2015. The increase is primarily due to an increase in stock-based compensation costs.

Other Income, Net

Other income, net was $693,000 for the six months ended June 30, 2016 compared to $152,000 for the same period in 2015 reflecting interest income on our investment in marketable securities.

Income Tax Provision

The provision for income taxes was $1.7 million for the three months ended June 30, 2016, compared to zero in 2015.  The provision for income taxes for six months ended June 30, 2016 is a result of the interim period tax allocation of the federal and state alternative minimum tax based on the projected year end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by (used in):

Operating activities	$(23,669)	$(9,009)	$(14,660)
Investing activities	18,283	(150,349)	168,632

Financing activities	673	115,880	(115,207)
Net decrease in cash	$(4,713)	$(43,478)	$38,765

Operating Activities

Cash used in operating activities for the six months ended June 30, 2016 increased by $14.7 million over the same period in 2015 reflecting the increase in spending for research and development activities for our 5871 clinical programs and spending on our bispecific programs.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash provided by investing activities increased by $169 million for the six months ended June 30, 2016 over the same period in 2015 primarily from proceeds from the sale or maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities consist primarily of net proceeds from the sale of common stock and from the issuance of common stock upon exercise of stock awards. Net financing proceeds decreased by $115.2 million during the six months ended June 30, 2016 compared to the same period in 2015 due to the $115.2 million received from our follow-on financing in March 2015.

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

At June 30, 2016, we had $168.8 million of cash, cash equivalents and marketable securities. In July 2016 we received a $150 million upfront payment from Novartis in connection with our Novartis Agreement. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Although it is difficult to predict our funding requirements, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone and contingent contractual payments will fund our operating expenses and capital expenditure requirements at least through the end of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Critical Accounting Policies

For a discussion on our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in the notes to the financial statements included in this quarterly report on form 10-Q.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, government sponsored agency debt obligations, corporate debt obligations and money market instruments.  As of June 30, 2016 we had cash and cash equivalents and marketable securities of $168.8 million consisting of bank deposits, interest-bearing money market accounts, and US government and corporate securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the conservative risk profile of our marketable securities, a substantial change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Based on the nature of the claim, the Company believes that it is not possible to estimate the likelihood of loss or a range of potential loss related to the claim; accordingly, no amount for any loss has been accrued at June 30, 2016.

Item 1A.    Risk Factors

The following factors, which supplement or update the risk factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 may affect our future financial condition and results of operations. The risk described below is not the only risk we face. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If these internal controls are determined not to be effective, investor confidence in our company may be adversely affected and, as a result, the value of our common stock.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. We are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting, but as an emerging growth company we have been exempt from the requirement to have our independent accountants attest to our internal control over financial reporting. As of December 31, 2016, we will no longer qualify as an emerging growth company. As a result, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404.  This process requires the investment of substantial time and resources, including by members of our senior management, and may divert internal resources and take a significant amount of time and effort to complete. In addition, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our controls are documented, designed, implemented or  reviewed.

If it were to be determined that our internal control over financial reporting is not effective, such a shortcoming could result in an adverse reaction in the marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding.

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

Shares of our common stock began trading on the NASDAQ Global Market on December 3, 2013. The shares were registered under the Securities Act on registration statements on Form S-1 (Registration No. 333-191689) effective as of December 2, 2013.

We are using the proceeds from the IPO to fund research and development activities and for working capital and general corporate purposes. We described the planned use of proceeds from our IPO in our prospectus dated December 2, 2013, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, including using a portion of such proceeds for a planned Phase 2b clinical trial with XmAb5871. In October 2014, we announced that we would not be pursuing a Phase 2b clinical trial of XmAb5871 in RA and would initiate clinical development of XmAb5871 in IgG4-RD and possibly other autoimmune diseases. In 2016 we initiated the Phase 1 clinical trials with XmAb5871 in IgG4-RD and Lupus. As of June 30, 2016, we have used all of the funds from the IPO.

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

10.1*	Severance Agreement dated May 26, 2016 by and between the Company and Bassil Dahiyat.

10.2*	Severance Agreement dated May 26, 2016 by and between the Company and John Kuch.

10.3*	Severance Agreement dated May 26, 2016 by and between the Company and John Desjarlais.

10.4*	Severance Agreement dated May 26, 2016 by and between the Company and Lloyd Rowland.

10.5*	Severance Agreement dated July 29, 2016 by and between the Company and Edgardo Baracchini

10.6**	Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. dated June 26, 2016.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.

**   Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Security and Exchange Commission.

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

Dated: August 2, 2016

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

10.1*	Severance Agreement dated May 26, 2016 by and between the Company and Bassil Dahiyat.

10.2*	Severance Agreement dated May 26, 2016 by and between the Company and John Kuch.

10.3*	Severance Agreement dated May 26, 2016 between the Company and John Desjarlais.

10.4*	Severance Agreement dated May 26, 2016 by and between the Company and Lloyd Rowland.
10.5*	Severance Agreement dated July 29, 2016 by and between the Company and Edgardo Baracchini

10.6**	Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. dated June 26, 2016.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management contract or compensatory plan.

**   Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Security and Exchange Commission.