Form 10-Q
period 2016-09-30
Xencor Inc
filed 2016-11-02
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2016
Common stock, $0.01 par value	41,138,851

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended September 30, 2016

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2015 and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,787	$12,590
Marketable securities	89,518	83,840
Accounts receivable	3,089	44
Prepaid expenses and other current assets	3,448	1,201
Total current assets	110,842	97,675
Property and equipment, net	3,050	2,310
Patents, licenses, and other intangible assets, net	10,565	9,971
Marketable securities - long term	197,570	96,891
Other assets	103	63
Total assets	$322,130	$206,910
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,334	$6,400
Accrued expenses	6,536	3,634
Current portion of deferred rent	122	108
Current portion of deferred revenue	96,274	33,287
Income taxes	400	—
Total current liabilities	110,666	43,429
Deferred rent, less current portion	431	507
Deferred revenue, less current portion	8,613	542
Total liabilities	119,710	44,478
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2016 and December 31, 2015; 41,138,851 issued and outstanding at September 30, 2016 and 40,551,039 issued and outstanding at December 31, 2015	411	405
Additional paid-in capital	431,154	424,128
Accumulated other comprehensive income loss	(250)	(516)
Accumulated deficit	(228,895)	(261,585)
Total stockholders’ equity	202,420	162,432
Total liabilities and stockholders’ equity	$322,130	$206,910

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016		2015

Revenue
Collaborations, licenses and milestones	$7,821	$3,503		$81,080	$6,008
Operating expenses
Research and development	14,069	10,582		38,512	23,263
General and administrative	3,007	3,233		10,000	8,521
Total operating expenses	17,076	13,815		48,512	31,784
Income (loss) from operations	(9,255)	(10,312)		32,568	(25,776)
Other income (expenses)
Interest income	579	274		1,306	425
Interest expense	(2)	(4)		(39)	(11)
Other income	3	5		5	13
Total other income, net	580	275		1,272	427

Income (loss) before income tax	(8,675)	(10,037)		33,840	(25,349)
Provision (benefit) for income tax	(598)	—		1,150	—
Net income (loss)	(8,077)	(10,037)		32,690	(25,349)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(466)	84		266	(6)
Comprehensive income (loss)	$(8,543)	$(9,953)		$32,956	$(25,355)

Basic net income (loss) per common share	$(0.20)	$(0.25)	$	$ 0.80	$(0.66)
Diluted net income (loss) per common share	$(0.20)	$(0.25)	$	$ 0.78	$(0.66)

Basic weighted average common shares outstanding	41,033,973	40,473,520		40,814,587	38,514,179
Diluted weighted average common shares outstanding	41,033,973	40,473,520		41,861,361	38,514,179

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2015	40,551,039	$405	$424,128	$(516)	$(261,585)	$162,432
Issuance of common stock upon exercise and vesting of stock awards	569,046	6	942	—	—	948
Issuance of common stock under the Employee Stock Purchase Plan	18,766	—	226	—	—	226
Comprehensive income	—	—	—	266	32,690	32,956
Stock-based compensation	—	—	5,858	—	—	5,858
Balance, September 30, 2016 (unaudited)	41,138,851	$411	$431,154	$(250)	$(228,895)	$202,420

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$32,690	$(25,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	999	768
Amortization of premium on marketable securities	1,398	642
Stock-based compensation	5,858	3,386
Abandonment of capitalized intangible assets	107	280
Gain on disposal of assets	—	(9)
Gain on sale of marketable securities available for sale	(6)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(3,044)	2,558
Interest receivable	(541)	(659)
Prepaid expenses and other assets	(2,288)	(715)
Accounts payable	934	3,417
Accrued expenses	2,902	1,608
Income taxes	400	—
Deferred rent	(62)	595
Deferred revenue	71,058	43,993
Net cash provided by operating activities	110,405	30,511
Cash flows from investing activities
Purchase of marketable securities	(202,147)	(168,489)
Purchase of intangible assets	(1,207)	(1,220)
Purchase of property and equipment	(1,233)	(1,724)
Proceeds from sale and maturities of marketable securities	95,205	28,008
Proceeds from sale of property and equipment	—	9
Net cash used in investing activities	(109,382)	(143,416)
Cash flows from financing activities
Proceeds from issuance of common stock	—	122,906
Proceeds from issuance of common stock upon exercise of stock awards	948	543
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	226	247
Common stock issuance costs	—	(7,702)
Net cash provided by financing activities	1,174	115,994
Net increase in cash and cash equivalents	2,197	3,089
Cash and cash equivalents, beginning of period	12,590	54,649
Cash and cash equivalents, end of period	$14,787	$57,738

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$760	$—
Supplemental disclosures of non-cash investing activities
Unrealized gain on marketable securities, net of tax	$266	$6

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2016

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

In May 2016, the FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which provides clarifying guidance in certain narrow areas, adds some practical expedients and includes assessing the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendment has the same effective date as the new revenue recognition standard which is for fiscal periods after December 15, 2017.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses related to available-for sale debt securities should be recorded through an allowance for credit losses. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.

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

The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosure about fair value measurements.  The ASC 820 hierarchy ranks the quality of reliable inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2016			December 31, 2015
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$10,861	$10,861	$—	$9,453	$9,453	$—
Corporate Securities	172,943	—	172,943	114,846	—	114,846
Government Securities	114,145	—	114,145	65,885	—	65,885
	$297,949	$10,861	$287,088	$190,184	$9,453	$180,731

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three and nine months ended September 30, 2016, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except
	per share data)
Numerator:
Net income (loss) used for calculation of basic and diluted EPS	$(8,077)	$(10,037)	$32,690	$(25,349)
Denominator:
Weighted-average shares outstanding, basic	41,033,973	40,473,520	40,814,587	38,514,179
Dilutive effect of stock options	—	—	1,046,774	—
Weighted average shares outstanding, diluted	41,033,973	40,473,520	41,861,361	38,514,179

Net income (loss) per share, basic	$(0.20)	$(0.25)	$0.80	$(0.66)
Net income (loss) per share, diluted	$(0.20)	$(0.25)	$0.78	$(0.66)

For the three months ended September 30, 2016 all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the nine months ended September 30, 2016 there were no shares from the Company’s employee stock purchase plan that had a dilutive effect on shares outstanding. For the three and nine months ended September 30, 2015, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

4. Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2016, the only component of other comprehensive income (loss) is net unrealized gains (losses) on marketable securities. For the three months and nine months ended September 30, 2015, the only component of other comprehensive loss is net unrealized gains (losses) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2016 and 2015.

5. Marketable Securities

The Company’s marketable securities held as of September 30, 2016 and December 31, 2015 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$10,861	$—	$—	$10,861
Corporate Securities	173,145	84	(286)	172,943
Government Securities	114,183	28	(66)	114,145
	$298,189	$112	$(352)	$297,949

Reported as
Cash and cash equivalents				$10,861
Marketable securities				287,088
Total investments				$297,949

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,453	$—	$—	$9,453
Corporate Securities	115,148	6	(308)	114,846
Government Securities	66,099	—	(214)	65,885
	$190,700	$6	$(522)	$190,184

Reported as
Cash and cash equivalents				$9,453
Marketable securities				180,731
Total investments				$190,184

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
September 30, 2016	Cost	Fair Value
(in thousands)
Mature in one year or less	$89,548	$89,518
Mature after one year through five years	197,780	197,570
	$287,328	$287,088

	Amortized	Estimated
December 31, 2015	Cost	Fair Value
(in thousands)
Mature in one year or less	$83,963	$83,840
Mature after one year through five years	97,284	96,891
	$181,247	$180,731

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

As of September 30, 2016 the total number of shares of common stock available for issuance under the 2013 Plan is 7,157,369, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,400,000 shares. As of September 30, 2016 a total of 3,279,750 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2016. As of September 30, 2016, we have issued a total of 195,129 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2016 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$874	$593	$2,699	$1,628
Research and development	992	493	3,159	1,758
	$1,866	$1,086	$5,858	$3,386

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2015	3,370,901	$8.50	6.98
Options granted	1,275,000	$13.85
Options forfeited	(47,883)	$12.05
Options cancelled	(1,031)	$15.69
Options exercised	(569,046)	$1.67
Balance at September 30, 2016	4,027,941	$11.12	7.88	$53,879
Exercisable	1,723,815	$8.09	6.67	$28,317

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $24.49 per share as of September 30, 2016.

Weighted average fair value of options granted during the nine-month period ended September 30, 2016 and 2015 was $9.26 and $10.73 per share, respectively.  There were 930,250 options granted during the period ended September 30, 2015. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2016 and 2015:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (years)	6.1	6.4	6.1	6.1
Expected volatility	79.3%	86.5%	76.2%	76.6%
Risk-free interest rate	1.23%	1.95%	1.50%	1.62%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8 - 79.6%	70.6 - 82.9%	67.8 - 79.6%	70.6 - 82.9%
Risk-free interest rate	.47% - .93%	.06% - .46%	.47% - .93%	.06% - .46%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2016, the unamortized compensation expense related to unvested stock options was $17.6 million, net of estimated forfeitures. The remaining unamortized compensation expense will be recognized over the next three years.

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

The leases are accounted for as non-cancellable operating leases and future minimum payments are as follows (in thousands):

Years ending December 31,
For the remainder of the fiscal year	$196
2017	807
2018	833
2019	859
2020	466
Thereafter	—

Rent expense for the nine months ended September 30, 2016 and 2015 was $468,000 and $415,000 respectively.

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

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement, which is subject to approval by the Court, was reached without any party admitting wrong-doing. Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance. The Company currently expects that the court will approve the settlement in the first quarter of 2017.

We continue to recognize legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. For the period ended September 30, 2016 no amount of loss related to the settlement has been accrued. As of September 30, 2016 we have reported the $2.375 million settlement as a payable and also reflected a receivable of the same amount for the insurance coverage that will fund the settlement.

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the nine months ended September 30, 2016 and 2015.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc., (Novartis), to develop and commercialize bispecific and other Fc modulated antibody drug candidates using the Company’s proprietary XmAb® technologies and drug candidates. Pursuant to the Agreement:

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

The Company received a non-refundable upfront payment under the Novartis Agreement of $150 million in July 2016 and is eligible to receive up to $2.4 billion in future development, regulatory and sales milestones in total for all programs that could be developed under the Novartis Agreement.

Under the Novartis Agreement, the Company granted Novartis a worldwide co-exclusive license with Xencor to research, develop and manufacture XmAb14045 and XmAb13676. The Company also granted Novartis an exclusive license to commercialize XmAb14045 and XmAb13676 in all worldwide territories outside the United States (U.S.). Assuming successful development and commercialization of a product, the Company could receive up to $325 million in milestone payments for each of XmAb14045 and XmAb13676. The total potential milestones for each product include $90 million in development milestones, $110 million in regulatory milestones and, $125 million in sales milestones. If commercialized, the Company is eligible to receive tiered low double-digit royalties on global net sales of approved products outside the US.

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

Pursuant to the Novartis Agreement, the Company will apply its bispecific technology to up to four target pair antibodies selected, available for exclusive license to Novartis and not subject to a Xencor internal program. The Company will apply its bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization. Novartis has the right to substitute up to four of the original selected target pair antibodies during the research term provided that Novartis has not filed and received acceptance for an Investigational New Drug Application (IND) with the Xencor provided bispecific candidate. The research term is five years from the date of the Novartis Agreement.

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

Under the Novartis Agreement, the Company is also granting Novartis a non-exclusive research license to use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor to research, develop, commercialize and manufacture antibodies against up to ten targets selected by Novartis, available for non-exclusive license and not subject to a Xencor internal program. Novartis will assume all research, development and commercialization costs for products that are developed from application of the Fc technologies. Assuming successful development and commercialization of a compound that incorporates an Fc technology, the Company could receive up to $76.0 million in milestones for each target which includes $16.0 million in development milestones, $30.0 million in regulatory milestones and $30 million in sales milestones. If commercialized, the Company is eligible to receive low single-digit royalties on global net sales of approved products.

The Company evaluated the Novartis Agreement and determined that it is a revenue arrangement with multiple deliverables or performance obligations. The Company’s substantive performance obligations under the Novartis Agreement include:

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

The total allocable consideration of $150 million was allocated to the deliverables based on the relative selling price method as follows:

*	$27.1 million to the XmAb14045 Program,
*	$31.4 million to the XmAb13676 Program,
*	$20.05 million to each of the four Global Discovery Programs and,
*	$11.3 million to the Fc licenses

The Company recognized as license revenue the amount of the total allocable consideration allocated to the XmAb13676 and XmAb14045 Programs upon delivery of the exclusive license to Novartis both of which were transferred as of the effective date of the Novartis Agreement. At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize as collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open IND for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five year research term beginning from the effective date of the Novartis Agreement.

During the three and nine months ended September 30, 2016, we recognized $0.6 million and $59.1 million of revenue, respectively. As of September 30, 2016 there is $90.9 million in deferred revenue related to the arrangement.

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

In the first quarter ended March 31, 2016, Amgen exercised its substitution rights with respect to one of the previously identified Discovery targets. In the first quarter ended March 31, 2016, the Company delivered bispecific product candidates for three Discovery Program targets to Amgen. In the second quarter ended June 30, 2016 the Company delivered a product candidate for a Discovery target. In the third quarter ended September 30, 2016, the Company delivered an additional product candidate for a Discover target. As of September 30, 2016, the Company has delivered five of the discovery programs with Amgen exercising its substitution rights to one program.

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

During the three and nine months ended September 30, 2016, we recognized $6.25 million and $18.75 million in revenue under this arrangement, respectively. As of September 30, 2016 there is $12.5 million in deferred revenue related to the arrangement.

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

During each of the three and nine months ended September 30, 2016 and 2015 we recognized $25,000 and $75,000 of revenue respectively. As of September 30, 2016, there is $75,000 of deferred revenue related to this arrangement.

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

During the three and nine months ended September 30, 2016 we recognized $250,000 and $750,000 of revenue respectively. During the three and nine months ended September 30, 2015 we recognized $250,000 and $1.3 million of revenue respectively. As of September 30, 2016, we have deferred revenue related to this arrangement of $0.8 million.

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

During each of the three months ended September 30, 2016 and 2015, we recognized $0.7 million of revenue. During each of the nine months ended September 30, 2016 and 2015, we recognized $2.1 million of revenue. As of September 30, 2016, we have $0.6 million in deferred revenue related to this arrangement.

9. Income taxes

The provision (benefit) for income taxes for the three and nine months ended September 30, 2016 represents the federal and state alternative minimum tax  based on the Company’s projected year end effective income tax rates applicable to alternative minimum taxable income which cannot be fully offset by the Company’s net operating loss carryforwards.

The Company has deferred tax assets consisting primarily of net operating loss and tax credit carryforwards that have been fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii) our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

In September 2015 we entered into the Amgen Agreement which included a $45 million upfront payment and up to $1.7 billion in future development, regulatory and sales milestones if all programs under the agreement advance into development. In connection with the Amgen Agreement, we are applying our bispecific technology to up to five previously identified molecules identified by Amgen and approved by us. We are applying our bispecific technology to each of the five identified programs and returning the bispecific product candidates to Amgen, who is assuming full responsibility for further testing, development and commercialization. Assuming successful development and commercialization of each bispecific compound, we could receive up to $260.5 million in milestones which include $35.5 million in development milestones, $55 million in regulatory milestones and $170 million in sales milestones. If commercialized, we are eligible to receive mid to high-single digit royalties on global net sales of approved products. Through September 30, 2016 we have delivered five bispecific product candidates to Amgen under the Agreement.

Since we commenced active operations in 1998, we have devoted substantially all of our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and convertible promissory notes and through payments generated from our product development partnership and licensing arrangements. We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. In September 2015 we received a $45 million upfront payment from Amgen in connection with the 2015Amgen Agreement. In July 2016 we received a $150 million upfront payment from Novartis in connection with the Novartis Agreement. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of September 30, 2016, will enable us to fund operations beyond the end of 2019.

As of September 30, 2016, we had an accumulated deficit of $229 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

In March 2016 we initiated enrollment for two Phase 2 trials for XmAb5871, one trial in IgG4-Related Disease (IgG4-RD) and a trial in Systemic Lupus Erythematosus (SLE or Lupus). In July 2016 we initiated a Phase 1 trial with a subcutaneous formulation of XmAb5871. Enrollment for the subcutaneous trail has been completed and we expect to provide data from the trial in 2017.

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

We plan to provide preliminary data from the Phase 2 trial in November at the American College of Rheumatology Annual meeting.

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

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial of XmAb7195, in which healthy volunteers received a single intravenous (IV) dose. In 2015, we continued the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels, and in June 2015, we announced an expansion of the trial, adding cohorts of subjects that receive two IVdoses of XmAb7195. We announced complete data from these studies in May 2016. In September 2016, we initiated a multi-dose Phase 1b trial for XmAb7195 with a subcutaneous formulation. The first part of this trial is dosing healthy volunteers with a subcutaneous formulation of XmAb7195. The second part of the trial is dosing of atopic patients with the subcutaneous formulation of XmAb7195 which we began in October 2016.

XmAb Bispecific Pipeline

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. In September 2016 we dosed the first patient in a Phase 1 clinical trial for XmAb14045, our first bispecific oncology candidate, for the treatment of acute myeloid leukemia (AML).  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML.

XmAb13676 is our second bispecific oncology candidate and we have an open IND and are planning enrollment of a Phase 1 trial in late 2016 or early 2017. XmAb1376 is a tumor-targeted antibody that contains both a B-cell tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial will be a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.

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

XmAb18087 is our third CD3 bispecific oncology candidate and we began development of this bispecific antibody in the second half of 2016. XmAb18087 targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 (CD3) for the treatment of neuroendocrine tumors. We plan to initiate a clinical trial for XmAb18087 in 2017.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended
	September 30,
	2016	2015	Change
Revenues:
Research collaboration	$7.0	$0.7	$6.3
Licensing	0.8	0.3	0.5
Milestone	—	2.5	(2.5)
Total revenues	$7.8	$3.5	$4.3
Operating expenses:
Research and development	14.1	10.6	3.5
General and administrative	3.0	3.2	(0.2)
Total operating expenses	17.1	13.8	3.3
Other income, net	0.6	0.3	0.3
Income (loss) before taxes	(8.7)	(10.0)	1.3
Income tax benefit	(0.6)	—	(0.6)
Net income (loss)	$(8.1)	$(10.0)	$1.9

Revenues

Research collaboration revenues increased by $6.3 million in the three months ended September 30, 2016 over 2015 amounts primarily due to revenue recognized under the Amgen Agreement.

Licensing revenues were $0.5 million higher during the three months ended September 30, 2016 over 2015 primarily due to revenue recognized under our Novartis Agreement.

There were no milestone revenues for the three months ended September 30, 2016. Milestone revenues for the same period in 2015 were earned from our CSL collaboration.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended
	September 30,
	2016	2015	Change
Product programs:
XmAb5871	$5.5	$2.4	$3.1
XmAb7195	2.8	1.8	1.0
Bi-specific	4.9	5.8	(0.9)
Early research and discovery	0.9	0.6	0.3
Total research and development expenses	$14.1	$10.6	$3.5

Research and development expenses increased by $3.5 million for the three months ended September 30, 2016 over the same period in 2015. Spending on the XmAb5871and bispecific programs increased during the three months ended September 30, 2016 compared to the same period in 2015. The $3.1 million increase in spending associated with the XmAb5871 program is primarily due to expenses related to the clinical trials in IgG4-RD and SLE. The increased spending of $1.0 million in the three months ended September 30, 2016 on XmAb7195 is primarily due to development expenses and the clinical trial costs related to the XmAb7195 Phase 1b trial which began in September 2016.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended
	September 30,
	2016	2015	Change
General and administrative	$3.0	$3.2	$(0.2)

General and administrative expenses decreased by $0.2 million for the three months ended September 30, 2016 over the same period in 2015 primarily due to a decrease in stock-based compensation costs.

Other Income, Net

Other income, net was $600,000 for the three months ended September 30, 2016 compared to $300,000 for the same period in 2015 reflecting interest income on our investment in marketable securities.

Income Tax Provision

The income taxes for the three months ended September 30, 2016 reflected a benefit of $600,000, and there was no tax provision or benefit in 2015. The income tax benefit reported for the third quarter of 2016 is a result of the federal and state alternative minimum tax based on the Company’s projected year end effective income tax rates applicable to alternative minimum taxable income which cannot be fully offset by the Company’s net operating loss carryforwards.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended
	September 30,
	2016	2015	Change
Revenues:
Research collaboration	$21.1	$2.1	$19.0
Licensing	60.0	0.9	59.1
Milestone	—	3.0	(3.0)
Total revenues	$81.1	$6.0	$75.1

Operating expenses:
Research and development	38.5	23.3	15.2
General and administrative	10.0	8.5	1.5
Total operating expenses	48.5	31.8	16.7
Other income, net	1.3	0.5	0.8
Income (loss) before taxes	33.9	(25.3)	59.2
Income tax provision	1.2	—	1.2
Net income (loss)	$32.7	$(25.3)	$58.1

Revenues

Research collaboration revenues for the nine months ended September 30, 2016 increased by $19.0 million over the same period in 2015 primarily due to revenue recognized under our Amgen Agreement.

Licensing revenues for the nine months ended September 30, 2016 increased by $59.1 million over the same period in 2015 primarily due to revenue recognized from our Novartis Agreement.

There were no milestone revenues for the nine months ended September 30, 2016. Milestone revenues for the same period in 2015 were from the CSL and Alexion collaborations.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended
	September 30,
	2016	2015	Change
Product programs:
XmAb5871	$13.4	$5.3	$8.1
XmAb7195	6.1	4.3	1.8
Bi-specific	16.8	12.1	4.7
Early research and discovery	2.2	1.6	0.6
Total research and development expenses	$38.5	$23.3	$15.2

Research and development expenses increased $15.2 million for the nine months ended September 30, 2016 over the same period in 2015. Spending on XmAb5871 increased by $8.1 million primarily due to expenses related to the initiation of the clinical trials in IgG4-RD and SLE. Increased spending on the XmAb7195 program of $1.8 million is related to development and clinical costs for the Phase 1b trial initiated in September 2016. Spending on our bispecific programs increased by $4.7 million primarily due to expenses incurred advancing our XmAb14045 and XmAb13676 candidates into the clinic in 2016 as well as initial development on our next two bispecific candidates XmAb18087 and XmAb20717.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended
	September 30,
	2016	2015	Change
General and administrative	$10.0	$8.5	$1.5

General and administrative expenses increased by $1.5 million for the nine months ended September 30, 2016 over the same period in 2015. The increase is primarily due to an increase in legal and accounting fees for compliance related activities and stock-based compensation costs.

Other Income, Net

Other income, net was $1.3 million for the nine months ended September 30, 2016 compared to $0.5 million for the same period in 2015 reflecting interest income on our investment in marketable securities.

Income Tax Provision

The income tax provision for the nine months ended September 30, 2016 was $1.2 million and there was no tax provision for the same period in 2015. The provision for income taxes for the nine months ended September 30, 2016 is a result of the federal and state alternative minimum tax based on the Company’s projected year end effective income tax rates applicable to alternative minimum taxable income which cannot be fully offset by the Company’s net operating loss carryforwards.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by (used in):

Operating activities	$110,405	$30,511	$79,894
Investing activities	(109,382)	(143,416)	34,034
Financing activities	1,174	115,994	(114,820)
Net decrease in cash	$2,197	$3,089	$(893)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 increased by $80 million over the same period in 2015 reflecting the upfront proceeds from the Novartis collaboration in 2016 and the upfront payment received from the Amgen collaboration in 2015.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash used in  investing activities decreased by $34 million for the nine months ended September 30, 2016 over the same period in 2015 primarily from a reduction in the net purchases of marketable securities over sales and maturities.

Financing Activities

Net cash provided by financing activities consist primarily of net proceeds from the sale of common stock and from the issuance of common stock upon exercise of stock awards. Net financing proceeds decreased by $114.8 million during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the $115.2 million received from our follow-on financing in March 2015.

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

In July 2016, we received a $150 million upfront payment in connection with our Novartis Agreement.

As of September 30, 2016, we had $301.9 million of cash, cash equivalents and marketable securities. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

On September 19, 2016, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Piper Jaffray & Co (Piper Jaffray) pursuant to which we may sell from time to time, at our option, up to an aggregate of $40 million of common stock through Piper Jaffray as sales agent. The issuance and sale of these shares by Xencor under the Distribution Agreement will be pursuant to our shelf registration statement on Form S-3 (File No.333-213700) declared effective by the SEC on October 5, 2016.

Piper Jaffray may sell the common stock by any method permitted under law deemed to be an “at the market” offering as defined by Rule 15 of the Securities Act of 1933, as amended including without limitation sales made by means of ordinary brokers on the NASDAQ Global market or otherwise at market prices prevailing at the time of sale or as otherwise directed by the Company. Piper Jaffray will use commercially reasonable efforts to sell the common stock from time to time, based on instructions from Xencor. Additionally, under the terms of the Distribution agreement, the Company may sell shares of its common stock through Piper Jaffray on terms agreed upon by both parties.

We are not obligated sell any shares of common stock under the Agreement. The offering of common stock pursuant to the Distribution Agreement will terminate upon the earlier of:

1.	the issuance and sale of all of the shares of common stock subject to the Distribution agreement,
2.	three years from the Registration effective date, October 5, 2016,
3.	the date the Company becomes ineligible to use the Registration statement or,
4.	the termination of the Distribution Agreement as provided in the Agreement.

To date, we have not sold any shares under the Distribution Agreement.

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

Although it is difficult to predict our funding requirements, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone and contingent contractual payments will fund our operating expenses and capital expenditure requirements beyond the end of 2019. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

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

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary objective when considering our investment activities is to preserve capital in order to fund our operations. Our primary exposure to market risk is related to changes in interest rates.  Our current investment policy is to invest principally in deposits and securities issued by the U.S. government and its agencies, government sponsored agency debt obligations, corporate debt obligations and money market instruments.  As of September 30, 2016 we had cash and cash equivalents and marketable securities of $301.9 million consisting of bank deposits, interest-bearing money market accounts, and US government and corporate securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the conservative risk profile of our marketable securities, a substantial change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities. We have the ability to hold our marketable securities until maturity, and we therefore do not expect a change in interest rates to affect our operating results or cash flows to any significant degree.

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2016.

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

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement, which is subject to approval by the Court, was reached without any party admitting wrong-doing.  Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance. The Company currently expects that the court will approve the settlement in the first quarter of 2017.

We continue to recognize legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. For the period ended September 30, 2016 no amount of loss related to the settlement has been accrued. As of September 30, 2016, we have reported the $2.375 million settlement as a payable and also reflected a receivable of the same amount for the insurance coverage that will fund the settlement.

Item 1A.    Risk Factors

The following risk factors, which supplement or update the risk factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 may affect our future financial condition and results of operations. The risk described below is not the only risk we face. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If these internal controls are determined not to be effective, investor confidence in our company may be adversely affected and, as a result, the value of our common stock may be harmed.

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

10.1

Equity Distribution Agreement, dated as of September 19, 2016, by and between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2016).

10.2*	Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc., dated June 26, 2016

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Security and Exchange Commission.

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

Dated: November 2, 2016

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

10.1

Equity Distribution Agreement, dated as of September 19, 2016, by and between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2016).

10.2*	Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc., dated June 26, 2016

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Security and Exchange Commission.