Form 10-K
period 2016-12-31
Xencor Inc
filed 2017-03-01
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016 was $769,079,561

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 17, 2017 was 46,573,700.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

Xencor, Inc.

FORM 10‑K

For the Fiscal Year Ended December 31, 2016

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

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K or this Annual Report, may contain “forward‑looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward‑looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward‑looking statements. Our actual results could differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;
•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to obtain funding for our operations;
•	our plans to research, develop and commercialize our future product candidates;
•	our strategic alliance partners’ election to pursue development and commercialization;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our future product candidates;
•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our future product candidates;
•	the rate and degree of market acceptance of our future product candidates;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third‑party suppliers and manufacturers;
•	the success of competing therapies that are or become available;
•	the loss of key scientific or management personnel;
•	our failure to successfully execute our growth strategy including any delays in our planned future growth;

•	our failure to maintain effective internal controls; and
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

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

Item 1.  Business.

Our Business

We are  a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody therapeutics to treat severe and life‑threatening diseases with unmet medical needs. We have developed a proprietary XmAb® technology platform that we use to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half‑life or stabilizing novel antibody structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb‑engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.    Our protein engineering capabilities allow us to continually explore opportunities for additional functionality in the Fc region.The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies that bind two or more antigens simultaneously.  Bispecifics are a rapidly emerging area of biotherapeutics development, particularly in immuno-oncology, and we are using our XmAb bispecific Fc domains as a robust scaffold to develop a pipeline of new bispecific oncology candidates that recruit immune cells against tumors.

We are developing a suite of clinical candidates using two of our Fc technology platforms. We have developed two wholly owned clinical, stage product candidates, using our Immune Inhibitor Fc platform; XmAb5871 is currently in two Phase 2 trials and is being developed for autoimmune disease and XmAb7195 is currently in  a Phase 1 trial and is being developed for asthma and allergic diseases.

We are also developing a pipeline of bispecific antibody candidates using our heterodimer Fc bispecific technology:

•	XmAb14045 is currently in a Phase 1 trial for the treatment of acute myeloid leukemia,
•	XmAb13676 is currently in a Phase 1 trial for the treatment of B-cell malignancies,
•	XmAb18087 is in preclinical development for the treatment of neuroendocrine tumors and
•	XmAb20717 is in preclinical development for the treatment of various cancers and is our first dual checkpoint inhibitor.

These product candidates all use XmAb Fc domains to confer enhanced antibody functionality.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  Our Fc technologies have been used to develop multiple product candidates for us and our partners and we have different levels of involvement in creating and developing these candidates:

•	Compounds we have created, we wholly-own and which we are currently developing,
•	Compounds we have created and are co-developing with Novartis Institutes for BioMedical Research, Inc. (Novatis) pursuant to a license and collaboration agreement,
•	Compounds that we have created, performed early-stage of development and licensed to our partners for further development and,
•

Compounds that were created by our partners that incorporate one of our Fc technologies for which all development for these compounds is the responsibility of our partner. These transactions usually require limited resources or efforts from us.

There are currently eleven antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners.

Our protein engineering capabilities allow us to continue to expand the functionality of the XmAb technology platform to identify new protein enhancements and create new antibody drug candidates with improved properties. The most recent addition to our technology, heterodimer Fc domains, enables the creation of bispecific drug candidates, which are antibodies that are engineered to bind two targets simultaneously. The core of our bispecific programs is a novel Fc domain that is a robust and portable scaffold for two, or potentially more, different antigen binding domains. Our Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  These bispecific Fc domains are being used to rapidly generate a broad array of novel drug candidates for our own pipeline and for our partners.

We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered into our first XmAb technology license in 2004.

Our Wholly-Owned Compounds

Our XmAb technology has created a suite of wholly owned compounds that we are developing: two XmAb compounds that are currently in clinical trials and four additional compounds that are at earlier-stage of development by us as well.

Compounds Wholly-Owned by Xencor

		Primary		Stage of
Program	Fc Domain	Indication	Target	Development
XmAb5871	Immune Inhibitor	IgG4-RD, SLE	CD-19	Phase 2
XmAb7195	Immune Inhibitor	Asthma/Allergy	IgE	Phase 1
XmAb18087	Bispecific	Neuroendocrine tumors	SSTR2 x CD3	Preclinical
XmAb20717	Bispecific	Oncology	PD-1 x CTLA-4	Preclinical
XmAb CTLA4-LAG3	Bispecific	Oncology	CTLA4 x LAG3	Preclinical
XmAb PD1-LAG3	Bispecific	Oncology	PD-1 x LAG3	Preclinical

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent B-cell inhibition without B-cell depletion.

In June 2015, we announced results from a Phase 1b/2a  placebo-controlled trial of XmAb5871 in patients with rheumatoid arthritis (RA).  The results indicated that XmAb5871 was generally well tolerated.  Although the trial was not designed to observe a statistically significant difference in efficacy results between XmAb5871 and placebo treated patients, sufficient efficacy trends were seen to warrant continued clinical development of XmAb5871 in autoimmune indications. A numerically increased proportion of patients with improvements across several measurements of disease activity were observed in the XmAb5871 treated groups compared to placebo.

In the first quarter of 2016 we began enrolling two Phase 2 trials for XmAb5871, one in IgG4-Related Disease (IgG4-RD) and another trial in Systemic Lupus Erythematosus (SLE or Lupus). We also initiated a Phase 1 trial with a subcutaneous formulation of XmAb5871 in the third quarter of 2016.

IgG4-RD: we are currently conducting a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. In early 2017 we enrolled the last of the 15 planned patients.The trial design is for patients to receive every other week IV administration of XmAb5871 for up to 24 weeks and the primary objective of the study is to evaluate the effect of XmAb5871 on disease activity using the recently reported IgG4-RD Responder Index in patients with active IgG4-RD. Secondary objectives are to determine the safety and tolerability profile and to characterize the pharmacokinetics (PK) and immunogenicity of every other week IV administration of XmAb5871.

 In November 2016 we presented preliminary data from the trial for 12 patients that had been enrolled and received one or more doses through October 31, 2016, the date selected for cut-off of the interim data review.  The preliminary data indicated that XmAb5871 was well tolerated by patients receiving drug in the study. As of the cut-off date, no serious adverse events were reported. Treatment related AE’s have occurred in five patients  (42%), all mild  (Grade 1) or moderate    (Grade 2). One patient discontinued the study as the result of an AE. The patient developed a Grade 2 (moderate) hypersensitivity reaction with rash and arthritis, commonly referred to as serum sickness, following the fifth infusion. The event quickly resolved without the need for medical management. This patient was subsequently found to have developed anti-drug antibodies.

Preliminary efficacy data from the trial was very encouraging. As of the cut-off date, 11 of 12 patients dosed with XmAb5871 had a least one responder index performed followed dosing. Nine of the 11 patients (82%) reviewed under the responder index had an initial response to XmAb5871 therapy of at least a three point reduction in IgG4-RD Responder Index within two weeks of the first dose. The study protocol provided that any reduction in the IgG4-RD Responder Index greater than or equal to two points was considered a positive response for that patient. Five of the nine patients attained disease remission, or an IgG4-RD Responder Index of zero. Two of the nine patients that entered the study on steroids have been able to taper and discontinue their steroid use during the study.

In addition to the patient with early study termination due to an AE, two other patients have discontinued treatment prior to receipt of all 12 planned infusions. One patient had a response to therapy (IgG4-RD RI reduction of six points), but lost response following the sixth infusion, and one patient had no response to therapy.  Neither of these two patients have responded to subsequent rituximab treatment.

We expect to provide top line data from this trial in the second half of 2017.

We believe that the promising preliminary data from the Phase 2 trial warrants further clinical development of XmAb5871 in treating IgG4-RD and we are planning such development.

In 2016 we also completed enrollment of a bioequivalence trial for XmAb5871 using a subcutaneous formulation and we expect to provide data from this trial in 2017. Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation.

Systemic Lupus Erythematosus (SLE):  in March 2015 we also began enrolling a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease.

In May of 2016 we reported complete data results from the Phase 1a trial of XmAb7195.  The Phase 1a study was a randomized, double-blind, placebo-controlled, ascending dose trial conducted in three parts:  Part 1, a single IV administration of XmAb7195 or placebo to 40 healthy volunteers in five consecutive dose cohorts; Part 2, 16 otherwise healthy subjects with elevated serum IgE ( > 300 IU/mL) in two consecutive dose cohorts (Part 2); and Part 3, two sequential IV administrations (Day 1 priming dose of 0.3 mg/kg and Day 8 second ascending dose) of XmAb7195 or placebo to 16 healthy subjects in two consecutive dose cohorts. The primary and secondary objectives of the study were to determine the safety and tolerability profile of IV administration of XmAb7195 and to characterize the pharmacokinetics (PK) and immunogenicity of IV administration of XmAb7195, respectively. Exploratory objectives include the determination of the effect of XmAb7195 on serum free and total IgE and the effect on basophil surface IgE and basophil FcεRI expression levels.

The data showed rapid reduction in circulating free IgE levels to below the limit of detection ( < 9.59 ng/mL) for 93% of XmAb7195 treated healthy adult subjects in Part 1 that had detectable free IgE pre-dose, including those at the lowest dose evaluated of 0.3 mg/kg, with total IgE reduced in a parallel fashion. Five of six high IgE subjects dosed at 0.6 mg/kg XmAb7195 and nine of 12 subjects across all doses had sustained undetectable free IgE following infusion, with a median pre-dose free IgE of 710 ng/mL (424 - 1777 ng/mL). High IgE subjects treated with XmAb7195 single infusions across all dose levels had profound (mean pre-dose 583.5 IU/mL, mean nadir 7.77 IU/mL) reductions of total IgE, which were sustained for at least a week at ≥1.0 mg/kg doses.

XmAb7195 as an intravenous (IV) infusion was generally well tolerated in the safety population of 54 subjects. The two most common treatment emergent adverse events (TEAEs) were thrombocytopenia and urticaria. All but one TEAE was mild or moderate. One serious adverse event of severe bronchospasm was observed during infusion in an atopic subject with a history of perennial and seasonal allergies. The event responded quickly to discontinuation of the infusion and medical intervention.

The adverse event of thrombocytopenia, which was transient and asymptomatic, was reported in seven out of seven subjects treated with ≥2 mg/kg doses of XmAb7195, and in no subjects treated with < 2 mg/kg. The nadir in platelet count occurred by 24 hours post-infusion and recovery began by 48 hours, with near full recovery by Day 8 in most subjects, at which time serum drug concentrations still exceeded levels that eliminate detectable IgE. Dose-dependent, non-clinically significant, reductions in platelet count were observed in most subjects that received ≥0.75 mg/kg XmAb7195. In Part 3 of the study, decreases in platelet count were seen after the second dose on Day 8 for the 1.0 mg/kg dose level, even for subjects with no detectable free IgE after the Day 1 0.3 mg/kg priming dose, but not seen after the second dose for the 0.3 mg/kg dose level.

Moderate urticaria was reported in a total of 10 of 54 XmAb7195 treated subjects with an apparent correlation of dose with frequency of occurrence. In all cases regardless of dose, the signs/symptoms of urticaria were mild, non-diffuse and easily treated with oral antihistamine, and the study drug infusions were continued to completion without worsening of symptoms.

In 2016 we initiated a Phase 1 trial for XmAb7195 with a subcutaneous formulation.  The first part of the trial is an open-label, parallel group, multi-dose study to establish a safety dose for subcutaneous XmAb7195 in healthy volunteers. The second part of the trial is a randomized, double-blind, placebo-controlled, multiple ascending dose study in healthy volunteers and atopic subjects  with XmAb7195. We expect to announce top line data from this trial in 2017.

XmAb18087 is our first bispecific oncology candidate that targets solid tumors. XmAb18087 binds to somastatin receptor 2 (SSTR2), a target on neuroendocrine tumors, and CD3, an activating receptor on T cells. We expect to file an IND for this compound in 2017.

XmAb20717 is our first bispecific checkpoint inhibitor and targets PD1 and CTLA4 and we expect to enter clinical trials for this compound in 2018.

Compounds that we  are Co-developing with Novartis

In June 2016 we entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis) to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb® technologies. Pursuant to the Agreement, we granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676, the Company’s two lead bispecific clinical candidates. Under the Novartis Agreement we granted Novartis a license to commercialize the sale of drug candidates from these two programs in all worldwide territories outside the United States . We received a non-refundable upfront payment of $150 million in July 2016. Assuming successful development and commercialization of a product, we could receive up to $325 million in milestones for each of XmAb14045 and XmAb13676. The total potential milestones for each product include $90 million in development milestones, $110 million in regulatory milestones and $125 million in sales milestones. If commercialized, we are eligible to receive tiered low double-digit royalties on global net sales of approved products outside the United States.

The Company and Novartis will co-develop XmAb14045 and XmAb13676 worldwide and share development costs equally. The Company may elect to opt-out of the development of either program by providing notice to Novartis. If the Company elects to opt-out with respect to a program, Novartis will receive the Company’s United States rights to the program and the Company will receive low double-digit royalties on United States  net sales in addition to the royalties on net sales outside the US.

Pursuant to the Novartis Agreement, the Company will also apply its bispecific technology to up to four target pair antibodies selected by Novartis, if such target pairs are available for exclusive license to Novartis and are not subject to a Xencor internal program.

Under the Novartis Agreement, the Company is also granting Novartis a non-exclusive research license to  use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor Fc domains to research, develop, commercialize and manufacture antibodies against up to ten target selected by Novartis, if such targets are available for non-exclusive license and not subject to a Xencor internal program.

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. In September 2016 we  began enrolling patients in a Phase 1 clinical trial for XmAb14045 for the treatment of acute myeloid leukemia (AML).  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML. Initial data from this trial is expected in 2017 pending alignment with Novartis on timing of disclosure.

XmAb13676 is our second bispecific oncology candidate and we began enrolling ina Phase 1 trial in February 2017.   It targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies and is a tumor-targeted antibody that contains both a tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.  Initial data from this trial is expected in 2018 pending alignment with Novartis on timing of disclosure.

Our Out-licensed Compounds

In addition to our wholly-owned compounds in clinical development and those being co-developed with Novartis, we have used our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate additional milestone payments and royalties to support our internal development efforts. These include XmAb5574/MOR208 (now MOR208) licensed to MorphoSys AG (MorphoSys), and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, which we developed and licensed to Amgen Inc. (Amgen).

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

Amgen licensed the worldwide development rights to XmAb13551 as part of a Research and License Agreement executed in September 2015 (the Amgen Agreement).  We received a $45 million upfront payment and will be eligible to receive up to $355 million in milestone payments for XmAb13551 and tiered high single to low double-digit royalties on global net sales of approved products.  Pursuant to the Amgen Agreement, Xencor will also apply its bispecific technology to five specific Amgen provided antibodies (Amgen Discovery Programs).

Our Out-Licensed Technology

We selectively license our XmAb technology to other companies for use in their own internal development candidates and to potentially make next-generation improvements to their marketed products.  These licenses generally require little research effort and no development effort by us and provide us with cash to fund our own research and development programs.  These agreements typically provide the licensee with specific rights to use one or more of our Fc technologies to be applied to their proprietary antibodies or targets. The licensee is generally responsible for all development, of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, annual licensing fees, potential milestone payments and royalties on the sales of any resulting products. In connection with our collaboration with Novo Nordisk, we also received research and development funding.

There are currently eight programs in development with our partners. The most advanced programs are with Alexion which started a  Phase 3 clinical trial in 2016 and CSL-Janssen, which entered into a  Phase 2 clinical trial in 2015.

Xencor Technology Licenses

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 3
CSL-Janssen	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 (2 candidates)
Janssen	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

Novartis

Pursuant to the Novartis Agreement, the Company will apply its bispecific technology to up to four target pair antibodies selected, if available for exclusive license to Novartis and not subject to a Xencor internal program. The Company will apply its bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization. Novartis has the right to substitute up to four of the original selected target pair antibodies during the research term provided that Novartis has not filed and received acceptance for an IND with the Xencor provided bispecific candidate. The research term is five years from the date of the Novartis Agreement.

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

Under the Novartis Agreement, the Company has the right to participate in the development and commercialization of one of the Global Discovery Programs prior to filing an IND for the Program. If the Company elects to participate in development, it will assume responsibility for 25% of the worldwide development costs for the program and 50% of commercialization costs and will receive 50% of the US profits on net sales of the product.

No bispecific antibody candidates for Global Discovery Programs were completed in 2016.

Under the Novartis Agreement, the Company is also granting Novartis a non-exclusive research license to use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor Fc domains to research, develop, commercialize and manufacture antibodies against up to ten targets selected by Novartis, if available for non-

exclusive license and not subject to a Xencor internal program. Novartis will assume all research, development and commercialization costs for products that are developed from application of the Fc technologies. Assuming successful development and commercialization of a compound that incorporates an Fc technology, the Company could receive up to $76 million in  milestones for each target which includes $16.0 million in development milestones, $30.0 million in regulatory milestones and $30.0 million in sales milestones. If commercialized, the Company is eligible to receive low single-digit royalties on global net sales of approved products.

Amgen

In September 2015, we entered into the Amgen Agreement, providing an exclusive license to our internally developed XmAb 13551 and pursuant to the Amgen Agreement, Xencor will also apply its bispecific technology to five specific Amgen provided antibodies (Amgen Discovery Programs). Amgen will assume all preclinical and clinical development for each of the Amgen Discovery Program compounds that Xencor delivers to them. We will be eligible to receive up to $260.5 million in milestone payments for each Amgen Discovery Program and tiered mid to high single-digit royalties on global net sales of approved products. Subject to Xencor review and approval, Amgen has the right to substitute up to three of the original identified antibodies.

During 2016 we delivered bispecific antibodies for each of five Amgen Discovery Programs pursuant to the Amgen Agreement and Amgen exercised its option to substitute one of the original identified antibodies. Amgen is responsible for all further development of the Discovery Programs.

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

In the fourth quarter of 2016, Alexion achieved a milestone for dosing a patient in a Phase 3 clinical trial for an undisclosed compound and we received a $5 million milestone payment.

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

CSL-Janssen

In February 2009, we entered into a Research License and Commercialization Agreement  with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to our Fc Cytotoxic technology and options to non-exclusive commercial licenses.   CSL elected to exercise one commercial license for a compound, CSL362

In 2013 CSL sublicensed CSL362 (now called JNJ-5602 2473) to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sub licensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362.

Novo Nordisk

In December 2014, we entered into a Collaboration and License agreement (Novo Agreement) with Novo Nordisk A/S (Novo). Under the terms of the Novo Agreement we granted Novo a research license to use certain of our technologies including our bispecific, Immune Inhibitor, Xtend and other technologies during a two-year research term. We provided research support for four full time employees (FTE’s) in collaboration with Novo to apply our technologies to Novo provided targets to identify compounds with improved properties.  We received an upfront payment of $2.5 million and received FTE funding of $1.6 million per year. The research license expired in December 2016.

 Boehringer Ingelheim

In February 2007, we entered into a research and option agreement (BI Agreement) with Boehringer Ingelheim International GmbH (BI).Under the terms of the BI Agreement we provided a research license to our Cytotoxic XmAb technology and options to non-commercial licenses. BI elected to take options to two licenses and there are currently two compounds in Phase 1 clinical trials.

Merck

In July 2013, we entered into a License agreement (Merck Agreement) with Merck Sharp & Dohme Corp (Merck). Under the terms of the Merck Agreement, we provided Merck with a non-exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. We received an upfront payment of $1 million and are receiving annual maintenance fees of $100,000. In 2014 Merck initiated a Phase 1 trial.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

•

Advance the clinical development of our lead Immune Inhibitor Fc Domain product candidates.   We are developing XmAb5871for the treatment of autoimmune diseases, including IgG4-RD and SLE, and are developing XmAb7195 for the treatment of asthma and allergic diseases. We are completing a Phase 2 trial for XmAb5871 treating IgG4-RD in 2017 and plan on advancing development of this compound in 2018.

•

Build a large and diversified portfolio of product candidates.   We aim to create new XmAb-engineered antibody product candidates that exploit the novel properties of our XmAb technology platform for preclinical and clinical development by us or, if appropriate, license certain candidates to leading pharmaceutical and biotechnology companies.

•

Create a pipeline of bispecific candidates for us to advance into clinical development. Our XmAb bispecific technology allows us an opportunity to rapidly develop multiple antibody drug candidates with dual targeting mechanisms. We have initiated a  Phase 1 trial for our first two bispecific oncology candidates, XmAb14045, and XmAb13676. We have four additional candidates at the preclinical stage of development including

XmAb18087, which we plan on filing an IND for in 2017 and initiating clinical trials in 2018 and, XmAb20717, our first bispecific checkpoint inhibitor which will enter the clinic in 2018.
•

Continue to monetize and expand the use of our XmAb technology platform.  We continuously seek opportunities to maximize the value of our XmAb technologies and will selectively license access to certain of the technologies to leading pharmaceutical and biotechnology companies for use in their proprietary programs. In 2016, we received $150 million upfront in connection with the Novartis Agreement and are eligible to receive up to $2.4 billion in potential milestones.

•

Broaden the functionality of our XmAb technology platform.   We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platform. Our bispecific technology, which uses our heterodimeric Fc domain enabling molecules with dual target binding, is an example of the expanding functionality of our XmAb technology platform. We are expanding the functionality of the bispecific platform with the development of a series of dual checkpoint inhibitor clinical candidates beginning with XmAb20717.

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

We have created Fc variants that form heterodimeric Fc domains that enable the creation of bispecific antibodies which bind to a different antigen with each of their Fv domains. Our initial bispecific candidate discovery work was to build a pipeline of bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell. The next focus of our bispecific platform is to develop a series of bispecific checkpoint inhibitors.Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies.

The plug-and-play nature of the bispecific platform has allowed us to develop a pipeline of bispecific candidates for ourselves and our partners. In 2015 we entered into the Amgen Agreement in which we licensed a pre-clinical bispecific compound, XmAb13551, and applied our bispecific technology to five identified Amgen antibodies. and we received $45 million upfront and are eligible to receive a total of $1.7 billion in milestone payments. In 2016 we entered into the Novartis Agreement in which we licensed certain rights to our two lead bispecific compounds, XmAb14045 and XmAb13676, and are applying our bispecific technology to four Novartis antibodies and we will also license certain other Fc technologies to Novartis. We received a non-refundable upfront payment from Novartis of $150 million and are eligible to receive up to $2.4 billion in milestone payments.

We have initiated Phase 1 clinical trials for our first two bispecific candidates, XmAb14045 and XmAb13676, and  have four additional bispecific candidates in preclinical development.

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

There are currently two compounds that incorporate our XmAb Xtend technology in clinical trials including Alexion which achieved a Phase 3 clinical development milestone in 2016 with an undisclosed molecule to be used against an undisclosed target.

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

Our Research and Development Pipeline

We have used our various Fc platforms and antibody optimization capabilities to produce a growing pipeline of development candidates. These include XmAb Immune Inhibitor Fc Domain candidates designed to remove target antigens from circulation and multiple oncology candidates using our CD3 bispecific platform. We are also developing a series of bispecific checkpoint inhibitor candidates. We will continue to progress these candidates as additional options for clinical development by us or as out‑licensing opportunities.  We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our XmAb technology.  These in-licenses may require us to pay up-front fees, development and commercial milestone payments and if commercial products are approved, royalties.

Market Opportunity

XmAb5871:  We are currently pursuing XmAb5871development for IgG4-RD, a newly designated disorder and SLE.  IgG4-RD is a fibro-inflammatory autoimmune disorder that we estimate impacts approximately 40,000 patients in the United States.  IgG4-RD affects multiple organ systems and we believe is characterized by the distinct microscopic appearance of diseased organs, including the presence of IgG4-positive plasmablast cells that is required for diagnosis.  There are currently no approved therapies for IgG4-RD and glucocorticoids (hormone steroids) are the current standard of care treatment.

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

XmAb14045, XmAb1367, XmAb18087 and XmAb20717:  Our initial bispecific candidates are targeted toward oncology to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body.  Cancer is the second leading cause of death in the United States. The American Cancer Society estimates that in 2016 there will be approximately 1.7 million new cases of cancer and approximately 595,000 deaths from cancer. The National Institutes of Health estimates that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 are projected to reach at least $158 billion (in 2010 dollars). B-cell cancers include lymphomas such as NHL and leukemias such as CLL and ALL. Collectively, lymphomas and leukemias represent about three and five percent, respectively, of all cancers diagnosed in the United States. The National Cancer Institute estimates that over 20,000 new cases of AML and over 26,000 new cases of multiple myeloma were reported in the United States in 2015.

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

Our patent estate, on a worldwide basis, includes over 200 issued patents and pending patent applications which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods, called the PDA, protein design platform. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.  Our XmAb Fc domain, patents and patent applications, with claims directed to their incorporation into antibodies, Fc domain engineering and compositions of matter are expected to expire in the United States between 2023 and 2031.  Our two Immune Inhibitor Fc domain lead product candidates are covered by issued U.S. composition of matter patents relating to both the XmAb Fc domains and the individual product candidates. The composition of matter patents relating to these lead product candidates are expected to expire in the United States between 2027 and 2030, two of which relate to XmAb5871 and two of which relate to XmAb7195. The composition of matter patents relating to our XmAb bispecific technology and patent candidates expire beginning in 2033 and 2034.

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

Manufacturing

We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs.  We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including XmAb5871, XmAb7195 and our bispecific development candidates, XmAb14045, XmAb13676, XmAb18087 and XmAb20717. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. XmAb5871and XmAb7195 are produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We do not have any long term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.  We are currently in clinical trials with subcutaneous formulations for XmAb5871 and XmAb7195 which have been manufactured with third party contract manufacturers.

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

Upon transfer of the XmAb5817 or XmAb7195 cell line to a third party manufacturer, we will be required to make payments to Catalent based upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales for products that are derived from or utilize the GPEx Cell Line. The royalty percentages under each Cell Line Agreement are less than 1.0%.

We have the unilateral right to terminate the Catalent Manufacturing Agreement upon 30 days written notice to Catalent. Absent early termination, the agreement will remain in effect. If we terminate the agreement without cause or if Catalent terminates the agreement for our material breach of the agreement, our ownership rights in the cell line will automatically terminate, and title will revert to Catalent.

Cell Line Agreements with Selexis

In December 2015, we entered into a Master Service Agreement (the Selexis Agreement) with Selexis SA (Selexis) for the manufacture of Selexis cell lines. Under the terms of the Selexis Agreement, Selexis will manufacture cell lines for Xencor provided antibody candidates and upon completion of the cell lines Xencor has the option to take an unrestricted commercial license to the cell line. The terms of each commercial license require Xencor to make upfront payments and payments upon achievement of certain development and regulatory milestones and we will also pay royalties based on a percentage of net sales for products that are derived from or utilize the Selexis cell line. The royalty percentage is less than 1%.

Selexis is currently manufacturing cell lines for our bispecific drug candidates and we currently have commercial licenses to the Selexis cell line for our XmAb14045 and XmAb13676 clinical candidates.

License Agreement with BIO-TECHNE

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation  for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin reception 2. The variable domain of this antibody is incorporated in our XmAb18087 drug candidate.

Under the terms of the Agreement, Xencor made an upfront payment and is obligated to make payments upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales from products that are derived from the XmAb18087 program. The royalty percentage is less than 1%.

License Agreement with Receptor Logic

In December 2015, we entered into a worldwide exclusive license agreement with Receptor Logic, Inc. to research, develop, and commercialize products derived from antibodies that bind NY-eso-1 peptide in complex with MHC Class 1 HLA-A2.

Under the terms of the Agreement, Xencor made an upfront payment and is obligated to make payments upon the achievement of certain scientific, development and regulatory milestones and will also pay low single-digit royalties based on a percentage of net sales from products that are derived from the program.

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

KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development and other services related to drug substance and drug product for our bispecific development candidates, XmAb14045, XmAb13676, XmAb18087 and XmAb20717 in accordance with  cGMP regulations. For each bispecific program we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three year term but is automatically extended on an annual basis until the services are completed.  The KBI Agreement may be terminated by either party for a breach that is not remedied within thirty days after notice or sixty days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after sixty day notice, or in the event of a bankruptcy of a party.  For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

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

Competition in autoimmune disease drug development is intense and includes multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases, many of which are being developed or marketed by large multinational pharmaceutical companies. Benlysta is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus, although we believe that Rituxan is prescribed, off label, for this indication. In addition, other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases. There are currently no approved therapies for IgG4-

related disease, a newly recognized disorder, and glucocorticoids are the current standard of care, although we believe that Rituxan is prescribed, off label.

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair is currently the only monoclonal antibody targeting IgE that we are aware of that is approved for the treatment of severe asthma. In addition, we are aware that Novartis and Genentech each have an antibody targeting IgE in clinical development for asthma. We are also aware of two antibodies for sever asthma that are marketed Nucala by GSK and Cinqair by Teva. Other monoclonal antibodies in development target cytokines such as IL‑13, IL‑4, IL‑5, IL‑9, GM‑CSF or their receptors. Although these drugs function differently from our products, if successfully developed, these drugs will compete in the asthma market. We are not aware of any companies developing drugs that target FcγRIIb for the treatment of asthma.

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

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and effectiveness. The FDA or responsible Institutional Review Board may place a trial on hold at any time related to perceived risks to patient safety.

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

Employees

As of December 31, 2016, we had 83 employees, all of whom were full‑time, 28 of whom hold Ph.D. or M.D. degrees, 65 of whom were engaged in research and development activities and 18 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

We are a clinical‑stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2016,  we earned net income of $23.6 million and our net losses for the years ended December 31 2015, 2014 and 2013 respectively, was $17.6 million,  $16.4 million and $60.3 million (including a $48.6 million loss on settlement of convertible notes). As of December 31, 2016 we had an accumulated deficit of $238 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

•	identifying and developing new XmAb‑engineered therapeutic antibody candidates;
•	establishing and maintaining supply and manufacturing relationships with third parties;
•	obtaining additional licensing and partnering opportunities, similar to our partnership with Novartis, Amgen and MorpohSys, with leading pharmaceutical and biotechnology companies;
•	achieving the milestones set forth in our agreements with our partners;

•	conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;
•	maintaining, protecting, expanding and enforcing our intellectual property; and
•	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2016, we had $403.5 million in cash, cash equivalents and marketable securities. We expect our expenses to increase in connection with our ongoing development activities, including additional clinical trials of XmAb5871 and XmAb7195, and, continued development of our pipeline of bispecific drug candidates including XmAb14045, XmAb13676,  XmAb18087 and XmAb20717 and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time‑consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations beyond the end of 2020. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our planned clinical trials for XmAb5871, XmAb7195,XmAb14045, XmAb13676, XmAb18087, XmAb20717 or clinical trials for other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. Under the Novartis Agreement, we are co-developing XmAb14045 and XmAb13676 worldwide and sharing development costs equally. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of XmAb5871,  XmAb7195, XmAb14045, XmAb13676, XmAb18087 or XmAb20717 or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb5871, XmAb7195, XmAb14045, XmAb13676,  XmAb18087 and XmAb20717 our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

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

In our Phase 1b/2a clinical trial of XmAb5871, for example, some subjects reported mild to moderate gastrointestinal toxicities (nausea, vomiting and diarrhea). Other treatment related adverse events experienced in more than two XmAb5871-treated patients were pyrexia (fever) and headache. Treatment related serious adverse events occurred in two patients that received XmAb5871: infusion related reaction and venous thrombosis. Further, in our Phase 1a clinical trial of XmAb7195 resulted in subjects having urticaria and dose limiting thrombocytopenia. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 or XmAb7195 could suffer significant negative consequences. We cannot predict if additional types of adverse events or more serious adverse events will be observed in future clinical trials of XmAb5871, XmAb7195 or any future product candidate.

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

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half‑life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our lead product candidates, XmAb5871 and XmAb7195 and a pipeline of bispecific development candidates,  XmAb14045, XmAb13676, XmAb18087 and XmAb20717 as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

We face intense competition in autoimmune disease drug development from multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases many of which are being developed or marketed by large multinational pharmaceutical companies. GlaxoSmithKline’s Benlysta (belimumab) is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus although we believe that Biogen Idec/Genentech’s Rituxan (rituximab) is prescribed, off label, for this indication. There is also no approved therapy for IgG4-RD but we believe Rituxan is prescribed, off label.In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases.

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Roche/Genentech, Novartis AG and AstraZeneca plc. Xolair is currently the only monoclonal antibody that we are aware of that is approved for the treatment of severe asthma.

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of non‑Hodgkin lymphomas or other blood cancers. Both Roche and Regeneron Pharmaceuticals have bispecific CD20 drug candidates in Phase 1 of development and there are many other companies developing their own bispecific platform technologies and drug candidates. Macrogenics has a bispecific CD123 x CD3 antibody currently in Phase 1 and CSL-Janssen has a CD123 monoclonal antibody that is currently in Phase 2.

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

Our partnership and license agreements include those we have announced with Novartis, Amgen, MorphoSys, Novo Nordisk, CSL and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships;
•

our collaboration agreement with Novartis provides for us to co-develop worldwide with Novartis our two lead bispecific candidates, XmAb14045 and Xmab13676, and share development costs equally. Such an arrangement may require us to incur substantial costs in excess of our available resources;

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third‑party manufacturing partners, Catalent for the production of XmAb5871 and XmAb7195 and third parties for fill and testing services. We rely on KBI for the production of our bispecific development candidates, XmAb14045,XmAb13676, XmAb18087 and XmAb20717.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of either Catalent or KBI and are currently completely dependent on each of Catalent and KBI for the production of XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087 and XmAb20717 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent or KBI would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for any of XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087 and XmAb20717 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidate. If we are unable to enter into commercial supply agreements with third‑party suppliers or if any such third‑party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087 and XmAb20717 we have not entered into a commercial supply agreement with either Catalent or KBI and neither has demonstrated that it will be capable of manufacturing XmAb5871, XmAb7195, XmAb14045,XmAb13676, XmAb18087 and XmAb20717 on a large commercial scale. We expect to move manufacturing services to another contract manufacturing organization to support late‑stage clinical trials for XmAb5871 as well as commercial supplies. We might be unable to identify manufacturers for late stage clinical trials or commercial supply on acceptable terms or at all. A change to the manufacturing process for XmAb5871 or any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late‑stage clinical development and commercialization of XmAb5871 or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third‑party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third‑party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third‑party manufacturers to manufacture XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third‑party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2016, we held over 200 of issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

We currently rely, and may in the future rely, on certain intellectual property rights licensed from third parties to protect our technology and certain product candidates.  We have licensed and sublicensed certain intellectual property relating to our Xtend technology from a third party. We have also sublicensed certain intellectual property rights related to our bispecific technology from a third party and, we have licensed certain intellectual property rights from a third party related to our XmAb18087 product candidate. Under these licenses, we have no right to control patent prosecution of the intellectual property or to enforce the patents, and as such the licensed rights may not be adequately maintained by the licensors. The termination of these or other licenses could also prevent us from commercializing product candidates covered by the licensed intellectual property.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued U.S. patents and patent applications owned by Genentech that may relate to and claim components of certain of our product candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208 or their manufacture. We believe that these patents and patent applications will expire in the United States in 2020 and 2021, respectively. Furthermore, we are aware of a recently issued patent owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific product candidates, including XmAb14045 and XmAb13676, and will putatively expire in 2033. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these five candidates currently falls into the “safe harbor” of non‑infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. Furthermore, while we believe that claims in the Genentech patents are either invalid or not infringed, we cannot assure you that if we were sued for infringement of these patents that we would prevail. We are currently evaluating the Merus patent; based on our analysis to date we believe there exists reasonable argument of invalidity and/or infringement; however, we cannot assure that this position will not change upon further investigation. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

Our planned growth and future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. We are highly dependent on our current management team, whose services are critical to the successful implementation of our product candidate development and regulatory strategies. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

We are currently planning to increase the number of our employees and expand the scope of our operations, especially in clinical development. This growth will place a significant strain on our management, operations and financial resources, and we may have difficulty managing this future potential growth. Moreover, no assurance can be provided that we will be able to attract new employees to assist in our growth. Many of the other biotech and pharmaceutical companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. We also may employ consultants or part‑time and contract employees. There can be no assurance that these individuals are retainable. While we have been able to attract and retain skilled and experienced personnel and consultants in the past, no assurance can be given that we will be able to do so in the future.

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

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $29.38. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in clinical trials;
•	inability to obtain additional funding;
•	any delay in filing a BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our products;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed product development or financial projections we provide to the public;
•	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

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

Based on information available to us as of December 31, 2016 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 27.4% of our voting stock. Further John S. Stafford III, a former director of the Company, beneficially owns approximately 15.0%  of our voting stock and his family members beneficially own approximately an additional 6.4%  of our voting stock.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We have or are currently conducting early phase clinical trials for XmAb5871, XmAb7195, XmAb14045 and XmAb13676 but have not completed any late stage clinical trials for these or any other product candidate. We plan to begin a large randomized pivotal trial for XmAb5871 treating IgG4-RD in 2018.We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. If we fail to adequately staff our accounting and finance function to address the additional demands that will be placed upon us as a public company,  including the requirements of the Sarbanes‑Oxley Act of 2002, or fail to maintain adequate internal control over financial reporting, it could prevent our management from concluding our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

As a large accelerated filer effective for the year ended December 31, 2016, we are subject to additional internal control requirements of the Sarbanes-Oxley Act of 2002.

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

Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity‑based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2016, we had options to purchase 4,045,801 shares outstanding under our equity compensation plans. We are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 7,027,349 shares of our common stock, pursuant to our equity compensation plans.  We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have only been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Effective for the year-ended December 31, 2016, we are classified as a large accelerated filer and are subject to additional internal control and SEC reporting obligations. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management, and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal laboratory and administrative facilities are located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease approximately 24,000 square feet of laboratory and office space in Monrovia, California under a lease that expires June 2020, subject to our right to extend for an additional five years at then market rates. In addition we lease approximately 5,700 square feet of office space in San Diego, California. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available to meet future needs on commercially reasonable terms.

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

On August 11, 2015, the Company filed a Motion for Leave to File an Amended Counter-Claim, along with the proposed Amended Counter-Claim and related documents. On October 5, 2015, the parties filed a Stipulation of Partial Settlement and related documents disclosing a settlement of the invalidity claims addressed in the complaint, the counter-claim and the proposed amended counter-claim including a request by plaintiff's counsel for reimbursement of legal fees up to $950,000. On October 7, 2015, Xencor filed the Amended Counter-Claim and the related documents. On December 14, 2015, the Court entered an Order and Partial Final Judgement approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award of $950,000. We have paid the plaintiff’s legal award cost of $950,000 net of insurance  proceeds which has been reflected as a charge in our 2015 operations.

On September 27, 2016, the parties engaged involuntary mediation and agreed to settle the complaint’s remaining claims for a total of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement, which is subject to approval by the Court, was reached without any party admitting wrongdoing. Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance. The Court has scheduled a Settlement Hearing for April 4, 2017.

We continue to recognize legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. For the period ended December 31, 2016 no amount of loss related to the settlement has been accrued. As of December 31, 2016, we have reported the outstanding settlement amount of $2.355 million as a payable and also reflected a receivable of the same amount for the insurance coverage that will fund the remaining settlement costs.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated. On February 17, 2017, the closing price for our common stock as reported on the NASDAQ Global Market was $24.28. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2016
Fourth Quarter	$29.38	18.45
Third Quarter	26.50	17.65
Second Quarter	19.76	10.95
First Quarter	14.51	9.89

Year Ended December 31, 2015
Fourth Quarter	$17.28	$10.68
Third Quarter	24.82	11.81
Second Quarter	22.23	13.00
First Quarter	19.50	13.67

Holders of Record

As of February 17, 2017, we had 46,573,700 shares of common stock outstanding held by approximately 226 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 3, 2013 through December 31, 2016 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 3, 2013 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10‑K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2016.

Use of Proceeds

On December 2, 2013, we commenced our initial public offering (IPO) pursuant to a registration statement on Form S‑1 (File No. 333‑191689) that was declared effective by the SEC on December 3, 2013 and that registered an aggregate of 14,639,500 shares of our common stock for sale to the public at a price of $5.50 per share and an aggregate offering price of $80,517,250. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $72.5 million. We have used the net proceeds from our IPO in connection with our operations including research and development and adminstative expenses incurred since the date of our IPO.

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $115.2 million, after underwriting discounts and offering expenses.

In December 2016, we completed the sale of 5,272,750 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $119.3 million, after deducting underwriter discounts and offering expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

The selected financial data set forth below is derived from our audited financial statements and may not be indicative of future operating results. The following selected financial data should be read in conjunction with the financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The selected financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of our future results. Amounts are in thousands, except share and per share amounts.

	Year Ended
	December 31,
	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$87,520	$27,762	$9,520	$10,172	$9,524
Operating expenses:
Research and development	51,872	34,140	18,516	17,000	12,668
General and administrative	13,108	11,960	7,461	3,692	3,086
Total operating expenses	64,980	46,100	25,977	20,692	15,754
Income (loss) from operations	22,540	(18,338)	(16,457)	(10,520)	(6,230)
Other income (expenses)
Interest income	2,091	744	33	14	11
Interest expense	(21)	(13)	(9)	(1,213)	(2,461)
Other income (expense)	6	15	11	16	86
Loss on settlement of convertible promissory notes	—	—	—	(48,556)	—
Total other income (expenses), net	2,076	746	35	(49,739)	(2,364)
Net income (loss) before income tax	24,616	(17,592)	(16,422)	(60,259)	(8,594)
Income tax provision	991	—	—	—	—
Net deemed contribution on exchange and sale of preferred stock	—	—	—	144,765	—
Net income (loss) attributable to common stockholders	$23,625	$(17,592)	$(16,422)	$84,506	$(8,594)
Other comprehensive income (loss)
Net unrealized loss on marketable securities available-for-sale, net of tax	(925)	(516)	—	—	—
Comprehensive income (loss)	$22,700	$(18,108)	$(16,422)	$(60,259)	$(8,594)

Net income (loss) per share attributable to common stockholders (1):
Basic	$0.57	$(0.45)	$(0.52)	$34.18	$(118.86)
Diluted	$0.56	$(0.45)	$(0.52)	$(3.85)	$(118.86)
Weighted average shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	41,267,329	39,015,131	31,390,631	2,472,581	72,302
Diluted	42,388,867	39,015,131	31,390,631	15,645,789	72,302

(1)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted income (loss) per common share.

	As of December 31,
	(in thousands)
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$403,476	$193,321	$54,649	$77,975	$2,312
Working capital	35,367	54,246	51,553	70,615	(22,640)
Patents, licenses, and other intangible assets, net	10,362	9,971	9,116	8,814	8,460
Total assets	428,563	206,910	67,823	87,315	11,659
Deferred revenue	103,447	33,829	4,591	9,746	7,620
Convertible preferred stock	—	—	—	—	146,766
Total stockholders’ equity (deficit)	$313,954	$162,432	$59,290	$73,533	$(166,268)

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  We have applied our XmAb technology to:

•	develop a pipeline of drug candidates that we wholly-own and are developing ourselves,
•	develop our two leading bispecific candidates that we are co-developing with Novartis pursuant to a license and collaboration agreement,
•	develop XmAb antibody candidates through early stage of development and then license them to our partners for continued development which requires no additional efforts on our part and,
•	apply our Fc technologies to partner created antibodies. These transactions generally require very little effort on our part

The various partnership and licensing transactions provide us with multiple revenue streams that help fund development of our wholly-owned product candidates and usually require limited resources or efforts from Xencor.  There are currently eleven antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners.

Our XmAb technology has created a suite of wholly-owned compounds: two XmAb compounds that are currently in clinical trials and two preclinical XmAb bispecific compounds that we plan to begin clinical trials in 2018. XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells an important component of the immune system. We are currently running two Phase 2 trials for XmAb5871, one in IgG4- RD and a trial in SLE, and we also completed an additional Phase 1 trial this year for a subcutaneous formulation of XmAb5871. In November 2016 we reported interim data from the IgG4-RD Phase 2 trial at the American College of Rheumatology (ACR) annual meeting. Complete data from this study are expected in 2017 and we plan on initiating subsequent trials with XmAb5871 treating IgG4-RD in 2018. We will also disclose data from the subcutaneous trial for XmAb5871 in 2017.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial with XmAb7195 and in June 2015 we announced a continuation of the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels. We are currently enrolling a multi-dose Phase 1 trial for XmAb7195 with a subcutaneous formulation and expect to announce initial data from the trial in 2017.

We are also co-developing our first two lead bispecific candidates, XmAb14045 and XmAb13676, with Novartis pursuant to the Novartis Agreement. We are currently enrolling Phase 1 clinical trials for XmAb14045 for the treatment of AML and XmAb13676, for the treatment of B-cell malignancies. Bispecific candidates are a rapidly emerging area of biotherapeutics development, particularly in immuno-oncology. Our XmAb® Bispecific Fc Domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods, issues that have frustrated previous industry efforts at bispecific antibody design.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.

In addition to the two lead bispecific candidates being co-developed with Novartis, we are developing a pipeline of additional bispecific candidates that are wholly-owned and will be developed by us.

We have also created antibodies which we have licensed to other pharmaceutical  and biotechnology companies for further development.  These include MOR208, an antibody in Phase 2 development, which we licensed to Morphosys, and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, which we licensed to Amgen.  There are also currently eight other programs where we have licensed our technology to partners for use in development programs with their own molecules.  Six of these programs are in clinical development, the most advanced being Alexion which achieved a Phase 3 clinical development milestone in 2016 and CSL-Janssen which achieved a Phase 2 clinical development milestones in 2015.

We have over 200 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Key Company Milestones

Novartis Collaboration. In June 2016, we entered into a Collaboration and License Agreement with Novartis (Novartis Agreement) to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Under the Novartis Agreement, we licensed certain rights to our two lead bispecific candidates, XmAb14045 and XmAb13676, to Novartis including the right for Novartis to commercialize drug products from both programs in all worldwide territories outside the United States (US). We will co-develop both candidates with Novartis and share development costs equally. We will also apply our bispecific technology to up to four Novartis identified antibodies and will also license other Fc technologies to Novartis. We received a non-refundable upfront payment of $150 million and are eligible to receive up to $2.4 billion in milestones under the Agreement.

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

We have completed enrollment for a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. We announced interim data from the trial in November at the annual ACR meeting. The trial enrolled  15 patients who received treatment for up to 24 weeks. The recently reported IgG4-RD Responder Index is being used to assess treatment activity as well as evaluation of several previously described biomarkers such as circulating plasmablast numbers. IgG4-RD is a fibro-inflammatory autoimmune disorder that impacts up to 40,000 patients in the United States. IgG4-RD affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of IgG4-positive plasma cells that is required for diagnosis. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

We have also initiated a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks.The unmet need in lupus remains high for the over 160,000 Americans with a definite lupus diagnosis. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short and long term side effects.   Current biologic treatments are limited by their modest efficacy or safety risks.  Because B cells play a significant role in SLE pathogenesis, we believe that XmAb5871 is a potential treatment.

XmAb7195.  We initiated the Phase 1 clinical trial for our XmAb7195 program in May 2014. We announced completed data from this trial in May 2016.  We are currently enrolling a multi-dose Phase 1clinical trial of a subcutaneous formulation of XmAb7195 in healthy volunteers and in atopic subjects and plan on announcing top line data from this trial in 2017.

MOR208.  MorphoSys initiated a Phase 2 clinical trial with MOR208 in May 2013, treating patients with NHL and a second Phase 2 clinical trial in April 2013 to treat patients with ALL. In conjunction with the initiation of these trials, we received two milestone payments totaling $3.0 million. In addition, an investigator‑sponsored trial in CLL in combination with lenalidomide began in January 2014.  MorphoSys has announced that they will begin a Phase 3 trial of Mor208 in 2017.

Licensing Partnerships. We currently have nine licensing partnerships for the licensing of our XmAb technology. These arrangements provide research funding, upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development.

In December 2016, Alexion achieved a Phase 3 development milestone for an undisclosed compound and we received a $5 million milestone payment. In September 2015, we announced the Amgen Agreement with Amgen to apply our bispecific Fc domain technology to five internal Amgen antibody programs, in addition to licensing to Amgen XmAb13551, our CD38 x CD3 bispecific compound.  We received a $45 million upfront payment. In 2016 we delivered five bispecific drug candidates under the Amgen Agreement. In June 2016 we announced the collaboration with Novartis that includes an agreement by us to apply our bispecific technology to four Novartis antibody programs.

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

We have initiated the Phase 1 clinical trials for our first two bispecific drug candidates, XmAb14045 and XmAb13676. We have also initiated development for our next two bispecific candidates, XmAb18087 and XmAb20717.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements and our technology licensing agreements. Revenue recognized from our collaboration agreements includes non-refundable upfront payments and milestone payments while revenue from our technology licensing agreements includes upfront payments, annual maintenance fees, option payments to obtain commercial licenses and milestone payments. Since our inception through December 31, 2016, we have generated $189.9 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2016,  2015 and 2014 (in millions):

	Year Ended
	December 31,
	2016	2015	2014
Amgen	$18.7	$13.8	$6.9
Alexion	6.0	8.5	1.0
Novo Nordisk	2.7	2.9	—
Novartis	59.7	—	—
CSL	—	2.5	0.7
Other	0.4	0.1	0.9
Total	$87.5	$27.8	$9.5

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock‑based compensation and related personnel costs, supplies, facility costs and preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND‑enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate contract manufacturing, preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with manufacturing, research institutions and clinical research organizations that manufacture and conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period‑to‑period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate additional and later stage clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $296.8 million in research and development expenses from inception through December 31, 2016.

We expect that our research and development expenses may increase over spending levels in recent years if we are successful in advancing XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717 or any of our other preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

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

The following is a comparison of research and development expenses for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended
	December 31,
	2016	2015	2014
Product programs:
Bispecific programs	$23.7	$18.1	$5.1
XmAb5871 programs	17.3	7.9	4.1
XmAb7195 program	7.5	6.0	5.5
Other, research and early stage programs	3.4	2.1	3.8
Total research and development expenses	$51.9	$34.1	$18.5

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.

Other Income (Expense), Net

For the years ended December 31, 2016 and 2015, other income (expense), net consists primarily of interest income (loss) from our investments during the year. For the year ended December 31, 2014 other income (expense), net consisted primarily of interest income and expense.

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

Revenue Recognition

We have, to date, earned revenue from research and development collaborations, which may include research and development services, licenses of our internally‑developed technologies, licenses of our internally-developed drug candidates, or  combinations of one or more of these . We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, transfer of, or access to, the rights of our drug candidates or technologies has been completed or services have been rendered, our price to the customer is fixed or determinable, and collectability is reasonably assured. The terms of our license and research and development agreements include nonrefundable upfront payments, research funding, co-development reimbursements, license fees, milestone and other contingent payments to us for the achievement of defined collaboration objectives, and certain clinical, regulatory and sales‑based events, as well as royalties on sales of any commercialized products. The terms of our licensing agreements generally include non‑refundable upfront fees, annual licensing fees and contingent payments and milestones for the achievement of pre‑defined preclinical, clinical, regulatory and sales‑based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

Multiple‑Element Revenue Arrangements

Certain of our product development partnership and technology license agreements represent multiple‑element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand‑alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple‑element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using vendor‑specific objective evidence (VSOE) of selling price, if available, or third‑party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third‑party evidence is available. To date, we have used our best estimate of selling price for each of our deliverables in our multiple element arrangements. Determining the best estimate of selling price for a deliverable requires significant judgment. The basis of our estimate of selling price is the arm’s length negotiation with the licensee or collaborator that occurs in each transaction. The potential value of our technology or drug candidate to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate’s potential market size, the product candidate’s stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate’s likelihood of success at various development stages. The most common deliverable for our licensing transactions is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. We have also entered into multiple arrangements that involve the deliverable of drug candidates at various stages of development. The upfront payments, annual license fees, milestones and royalties relate to these licenses and/or options and depend on the product‑specific factors described above. The other significant deliverable is research and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third‑party contract research organizations necessary to support the services.

We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates and our research and development services, since we do not have VSOE or third‑party evidence of selling price for these deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple‑element revenue arrangements may include the following:

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

•

Collaboration Arrangements: The deliverables under our collaboration arrangements generally involve the license to certain rights to one or more of our product candidates in addition to a license to access to one or more of our technologies. These arrangements may require us to apply our technologies to a partner-identified or provided antibody and deliver a drug candidate that incorporates one of our technologies to the partner. To account for the element of the rights to a drug candidate that we have created, we evaluate whether the rights to the drug candidate has standalone value separate from the obligation to apply our technologies to partner-identified antibodies. We recognize arrangement consideration allocated to the rights to the drug candidates upon transfer of the rights to the partner which generally occurs upon execution of the agreement. We recognize arrangement consideration allocated to the obligation to apply our technologies to partner-identified antibodies as the partner accepts the drug candidates that incorporates our technologies, subject to any substitution or replacement provisions.

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

Capitalized Intellectual Property Costs

We capitalize and amortize third‑party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The net capitalized patents, licenses and other intangible assets as of December 31, 2016, 2015 and 2014 was $10.4 million, $10.0 million and $9.1 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

We begin amortization of capitalized patent costs during the period that we obtain a patent relating to the capitalized cost over the shorter of the patent life or the estimated economic useful life. Capitalized licensing costs are amortized beginning in the period that access to the license or technology is available and is amortized over the shorter of the license term or the estimated economic useful life of the licensed asset. Such amortization is reflected in the General and Administrative section of our Statement of Comprehensive Income (Loss).

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in‑process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $356,000, $296,000 and $509,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Such charges are reflected in the General and Administrative section of our Statement of Comprehensive Income (Loss).

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense.

We recorded net deferred tax assets of $69.7 million as of December 31, 2016, which have been fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2016, we had cumulative net operating loss carryforwards for federal and state income tax purposes of approximately $145.2 million and $91.6 million, respectively, and available tax credit carryforwards of approximately $6.4 million for federal income tax purposes and $5.2 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2018, state net operating losses expire starting in 2017 and, federal tax credit carryforwards expire starting in 2019. Upon analysis, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal

Revenue Code of 1986 under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax operating loss and tax credit carryforwards have been limited.

For the year ended December 31, 2016 we recorded a current tax expense of $1.0 million related to federal and state alternative minimum taxes (AMT).

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

Common Stock Options Fair Value

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

Results of Operations

Comparison of the Year Ended December 31, 2016  and 2015

The following table summarizes our results of operations for the year ended December 31, 2016 and 2015 (in millions):

	Year ended
	December 31,
	2016	2015	Change
Revenues:
Research collaboration	$21.7	$16.6	$5.1
Milestone	5.0	6.0	(1.0)
Licensing	60.8	5.2	55.6
Total revenues	87.5	27.8	59.7
Operating expenses:
Research and development	51.9	34.1	17.8
General and administrative	13.1	12.0	1.1
Total operating expenses	65.0	46.1	18.9
Other income, net	2.1	0.7	1.4
Income tax provision	1.0	—	1.0
Net income (loss)	$23.6	$(17.6)	$41.2

Revenues

Research collaboration revenues increased by  $5.1 million in 2016 over 2015 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen.

Milestone and contingent payments decreased by  $1.0 million in 2016 over 2015 amounts primarily due to receiving contractual milestones in 2015 from CSL offset by contractual milestones received from Alexion in 2015 and 2016.

Licensing revenue increased by $55.6 million in 2016 over 2015 amounts primarily due to revenue earned under our Novartis agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015, (in millions):

	Year Ended
	December 31,
	2016	2015	Change
Product programs:
Bispecific programs	23.7	18.1	5.6
XmAb5871 programs	$17.3	$7.9	$9.4
XmAb7195 program	7.5	6.0	1.5
Other, research and early stage programs	3.4	2.1	1.3
Total research and development expense	$51.9	$34.1	$17.8

Research and development expenses increased by  $17.8 million in 2016 over 2015 amounts.   The increase is primarily due to additional spending associated with the XmAb5871 program related to the initiation of the Phase 2 clinical trials in IgG4-RD and SLE for XmAb 5871 and expenses incurred in advancing our initial bispecific candidates

XmAb14045 and XmAb13676, into clinical development as well as initial preclinical development on bispecific candidates XmAb18087 and XmAb20717.

General and Administrative Expenses

General and administrative expenses were $13.1 million and $12.0 million for the year ended December 31, 2016 and 2015, respectively, an increase of $1.1 million. The increase is primarily due to an increase in stock-based compensation costs offset by reimbursement of legal costs related to the litigation described in Part I item 3.

Other Income (Expense), Net

Other income, net was $2.1 million for the year ended December 31, 2016 compared to $0.7 million for the same period in 2015. The change reflects increased interest income from investing the $150 million upfront proceeds received from the Novartis agreement in 2016.

Comparison of the Years Ended December 31, 2015  and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014 (in millions):

	Year Ended
	December 31,
	2015	2014	Change
Revenues:
Research collaboration	$16.6	$7.1	9.5
Licensing	5.2	1.9	3.3
Milestone	6.0	0.5	5.5
Total revenues	27.8	9.5	18.3
Operating expenses:
Research and development	34.1	18.5	15.6
General and administrative	12.0	7.4	4.6
Total operating expenses	46.1	25.9	20.2
Other income, net	0.7	—	0.7
Net loss	$(17.6)	$(16.4)	$(1.2)

Revenues

Research collaboration revenues increased by  $9.5 million in 2015 over 2014 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen.

Licensing revenues increased by  $3.3 million in 2015 over 2014 amounts primarily due to revenue earned under the agreement with Alexion.

Milestone and contingent payments increased by  $5.5 million in 2015 over 2014 amounts primarily due to receiving contractual milestones in 2015 from Alexion and CSL.

Research and Development Expenses

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

General and Administrative Expenses

General and administrative expenses were $12.0 million and $7.4 million for the year ended December 31, 2015 and 2014, respectively, an increase of $4.6 million. The increase is primarily due to an increase in compensation costs related to increased staffing and legal costs related to litigation and proceedings described in Part I item 3 of this report.

Other Income (Expense), Net

Other income (expense), net was $746,000 for the year ended December 31, 2015 compared to $35,000 for the same period in 2014. The change reflects interest income on investing in marketable securities in 2015.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through proceeds from our public offering, private sales of our equity, convertible notes and payments received under our collaboration and development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

We have incurred substantial operating losses since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidates XmAb5871 and XmAb7195 as well as our pipeline of bispecific development candidates, XmAb104045, XmAb13676, XmAb18087 and XmAb20717 and evaluate opportunities for the potential clinical development of our other pre‑clinical programs, and continue our research efforts.

In July 2016 we received a $150 million upfront payment in connection with our collaboration with Novartis. On December 6, 2016, we finalized the sale of 5,272,750 shares of common stock at an offering price of $24.00 per share, resulting in net proceeds of approximately $119.3 million, after deducting underwriting discounts, commissions and offering expenses.

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
2.	three years from the effective date of the registration statement, October 5, 2016,
3.	the date the Company becomes ineligible to use the registration statement or,

4.	the termination of the Distribution Agreement as provided for in the Distribution Agreement.

To date, we have not sold any shares under the Distribution Agreement.

At December 31, 2016, we had $403.5 million of cash, cash equivalents and marketable securities compared to $193.3 million at December 31, 2015.   We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements beyond 2020. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$94,617	$26,666	$(21,351)
Investing activities	(213,653)	(185,106)	(2,283)
Financing activities	120,974	116,381	308
Net increase (decrease) in cash and cash equivalents	$1,938	$(42,059)	$(23,326)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 reflects the upfront payment of $150 million received under our Novartis collaboration and a milestone payment from Alexion in excess of operating expenses during the year.

Net cash provided by operating activities for the year ended December 31, 2015 reflects the upfront payment of $45 million received under our 2015 Amgen collaboration and milestone and option payments from Alexion and CSL in excess of operating expenses during the year.

Net cash used in operations for the year ended December 31, 2014 reflects operating expenses in excess of licensing revenue during the year.

Investing Activities

Investing activities in 2016 consist primarily of purchases of marketable securities available-for-sale, acquisition of intangible assets, and purchases of property and equipment. We invested $210.6 million in marketable securities, net of $105.5 million of sales and maturities in the year ended December 31, 2016.  We acquired $1.5 million and $1.7 million of intangible assets in the year ended December 31, 2016 and December 31, 2015, respectively. We purchased $1.5  million of capital equipment for the year ended December 31, 2016 compared to  $1.9 million for the same period in 2015. This decrease is primarily related to capital spending on laboratory and office equipment and leasehold improvements in our Monrovia facility in 2015.

Investing activities in 2015 consist primarily of purchases of marketable securities available-for-sale, acquisition of intangible assets, and purchases of property and equipment. We invested $181.4 million in marketable securities, net of $34.4 million of sales and maturities in the year ended December 31, 2015.  We acquired $1.7 million of intangible assets in the year ended December 31, 2015 and $1.5 million for the year ended December 31, 2014. We purchased $1.9 million of capital equipment for the year ended December 31, 2015 compared to $780,000 for the same period in 2014. This increase is primarily related to additional capital spending on laboratory and office equipment and leasehold improvements in our Monrovia facility.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016 consists primarily of net proceeds from the follow-on equity offering and cash from stock option exercises and the sale of shares under the ESPP.

Net cash provided by financing activities during the year ended December 31, 2015 consists primarily of net proceeds from the follow-on equity offering and cash from stock option exercises and the sale of shares under the ESPP.

Financing activities for the year ended December 31, 2014 consist primarily of stock option exercises and sale of shares under the ESPP.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facility (1)	$2,965	$807	$2,158	$—	$—

(1)

Consists of operating leases on our corporate headquarters in Monrovia and on our San Diego offices encompassing 24,000 square feet and 5,710 square feet that expire in June 2020 and July 2020 respectively.

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones.

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin reception 2. The variable domain of this antibody is incorporated in our XmAb18087 drug candidate. Under this license agreement, we may be required to make $2.75 million in additional contingent payments which include $500,000 of clinical milestones and $2.25 million of regulatory milestones, in addition to royalties upon commercial sales of products of less than 1%. We made an upfront payment of $200,000 in connection with this license and did not make any milestone payments in 2016.

In December 2015, we entered into a worldwide exclusive license agreement with Receptor Logic, Inc. to research, develop, and commercialize products derived from antibodies that bind NY-eso-1 peptide in complex with MHC Class 1 HLA-A2. Under the terms of the Agreement, we may be required to make up to $20.25 million in additional contingent payments which include $8.5 million in development stage milestones and $12.0 million in regulatory milestones, in addition to royalties upon commercial sales. We made an upfront payment of $200,000 in connection with this license and paid a $250,000 milestone in 2016 in connection with a research stage milestone.

In November 2015, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selixis cell line that was manufactured in connection with our XmAb14045 drug candidate. We made an upfront payment of 50,000 Swiss Francs (CHF 50,000) in connection with the license and may be required to make CHF 1.7 million in additional contingent obligations which include CHF500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND filing.

In February 2016, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selixis cell line that was manufactured in connection with our XmAb13676 drug candidate. In connection with the license we may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND filing.

In December 2015, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our XmAb5871 drug candidate.  Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb5871 manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of Xmab5871 approved products with such royalties less than 1%. We did not make any milestone payments under this Agreement in 2016.

In December 2011, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our XmAb7195 drug candidate.  This Agreement was subsequently amended in April 2015. Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb7195 manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of Xmab5871 approved products with such royalties less than 1%. We did not make any milestone payments under this Agreement in 2016.

As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or  services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer Topic 606, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Topic 606, Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Topic 606, Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017, including interim periods within that year, which for us is the period beginning January 1, 2018. The Company will adopt the new standard in 2018 and  will evaluate and plan for its implementation including assessing its overall impact during the second and third quarter of 2017.

In January 2016,  the FASB issued ASU 2016-01,  Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Liabilities, which eliminates the available-for-sale classification for equity securities and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. In addition it updates certain presentation and disclosure requirements. The new standard will be effective for reporting periods beginning after December 15, 2017. While we are assessing the impact of the guidance on our financial statements, we would be required to recognize mark-to-market gains and losses associated with any available-for-sale equity securities through net income instead of accumulated other comprehensive income. We do not carry any equity securities in our investment portfolio. We continue to review the requirements of the revised standard and any potential impact it may have on our financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term.  The new standard will be effective for reporting periods beginning after December 15, 2018.  In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. We will evaluate our operating lease arrangements to determine the impact of this amendment on the financial statements. This evaluation includes a review of our lease expenses, which are primarily operating lease arrangements for our facilities in Monrovia and San Diego.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures when they occur. We are adopting the new standard in the first quarter of 2017and established an accounting policy election to account for forfeitures when they occur. As such, we will recognize a cumulative-effect adjustment in retained earnings on awards that were in process of vesting as of December 31, 2016. We do not expect the adoption to have a material impact on our results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value.The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect the adoption to have a material impact on our results of operations or financial position.

In August 2016, the FASB issued ASU No. 2016-15,  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and c ash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We continue to review the requirements of this standard and any potential impact it may have on our financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2015.

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

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Xencor, Inc.

We have audited the accompanying balance sheets of Xencor, Inc. as of December 31, 2016 and 2015, and the related statements of comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xencor, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xencor, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of Xencor, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Los Angeles, California
February 28, 2017

Report of Independent Registered Public Accounting Firm

Regarding Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Xencor, Inc.

We have audited Xencor Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Xencor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Xencor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Xencor, Inc. and our report dated February 28, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Los Angeles, California
February 28, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors

Xencor, Inc.

Monrovia, California

We have audited the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for Xencor, Inc. (the “Company”) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2014 of Xencor, Inc., in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Los Angeles, California

February 20, 2015

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$14,528	$12,590
Marketable securities	115,608	83,840
Accounts receivable	8,616	44
Prepaid expenses and other current assets	2,901	1,201
Total current assets	141,653	97,675
Property and equipment, net	3,105	2,310
Patents, licenses, and other intangible assets, net	10,362	9,971
Marketable securities - long term	273,340	96,891
Other assets	103	63
Total assets	$428,563	$206,910
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,880	$6,400
Accrued expenses	6,692	3,634
Current portion of deferred rent	128	108
Current portion of deferred revenue	95,521	33,287
Income taxes	65	—
Total current liabilities	106,286	43,429
Deferred rent, less current portion	397	507
Deferred revenue, less current portion	7,926	542
Total liabilities	114,609	44,478
Commitments and contingencies (see note 8)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 46,567,978 issued and outstanding shares at December 31, 2016 and 40,551,039 issued and outstanding at December 31, 2015	466	405
Additional paid-in capital	552,889	424,128
Accumulated other comprehensive loss	(1,441)	(516)
Accumulated deficit	(237,960)	(261,585)
Total stockholders’ equity	313,954	162,432
Total liabilities and stockholders’ equity	$428,563	$206,910

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Collaborations, licenses and milestones	$87,520	$27,762	$9,520
Operating expenses
Research and development	51,872	34,140	18,516
General and administrative	13,108	11,960	7,461
Total operating expenses	64,980	46,100	25,977
Income (loss) from operations	22,540	(18,338)	(16,457)
Other income (expenses)
Interest income	2,091	744	33
Interest expense	(21)	(13)	(9)
Other income	6	15	11
Total other income, net	2,076	746	35

Income (loss) before income tax	24,616	(17,592)	(16,422)
Income tax provision	991	—	—
Net income (loss)	23,625	(17,592)	(16,422)
Other comprehensive income (loss)
Net unrealized loss on marketable securities available-for-sale, net of tax	(925)	(516)	—
Comprehensive income (loss)	$22,700	$(18,108)	$(16,422)

Net income (loss) per share attributable to common stockholders:
Basic	$0.57	$(0.45)	$(0.52)
Diluted	$0.56	$(0.45)	$(0.52)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	41,267,329	39,015,131	31,390,631
Diluted	42,388,867	39,015,131	31,390,631

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2013	31,354,467	$314	$300,790	$—	$(227,571)	$73,533
Issuance of common stock upon exercise and vesting of stock awards	15,941	—	11	—	—	11
Issuance of common stock under the Employee Stock Purchase Plan	63,864	—	307	—	—	307
Net loss	—	—	—	—	(16,422)	(16,422)
Stock-based compensation	—	—	1,861	—	—	1,861
Balance, December 31, 2014	31,434,272	314	302,969	—	(243,993)	59,290
Sale of common stock, net of issuance cost	8,625,000	86	115,118	—	—	115,204
Issuance of common stock upon exercise of stock awards	379,268	4	550	—	—	554
Issuance of common stock under the Employee Stock Purchase Plan	112,499	1	622	—	—	623
Comprehensive loss	—	—	—	(516)	(17,592)	(18,108)
Stock-based compensation	—	—	4,869	—	—	4,869
Balance, December 31, 2015	40,551,039	405	424,128	(516)	(261,585)	162,432
Sale of common stock, net of issuance cost	5,272,750	53	119,216	—	—	119,269
Issuance of common stock upon exercise of stock awards	699,066	7	1,153	—	—	1,160
Issuance of common stock under the Employee Stock Purchase Plan	45,123	1	544	—	—	545
Comprehensive income (loss)	—	—	—	(925)	23,625	22,700
Stock-based compensation	—	—	7,848	—	—	7,848
Balance, December 31, 2016	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$23,625	$(17,592)	$(16,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,466	1,113	882
Amortization of premium on marketable securities	2,037	1,096	—
Stock-based compensation	7,848	4,869	1,861
Abandonment of capitalized intangible assets	356	296	509
Gain on disposal of assets	—	(9)	(2)
Gain on sale of marketable securities available-for-sale	(5)	(5)	—

Changes in operating assets and liabilities:
Accounts receivable	(8,572)	2,922	(2,907)
Interest receivable	(530)	(898)	—
Prepaid expenses and other current assets	(1,700)	(1,068)	(73)
Other assets	(40)	(3)	41
Accounts payable	(2,520)	4,710	(943)
Accrued expenses	3,058	1,425	859
Deferred rent	(89)	572	—
Deferred tax liability	65	—	—
Deferred revenue	69,618	29,238	(5,156)
Net cash provided by (used in) operating activities	94,617	26,666	(21,351)
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	105,505	34,358	—
Proceeds from sale of property and equipment	—	9	2
Purchase of marketable securities	(316,149)	(215,798)	—
Purchase of intangible assets	(1,502)	(1,745)	(1,505)
Purchase of property and equipment	(1,507)	(1,930)	(780)
Net cash used in investing activities	(213,653)	(185,106)	(2,283)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,160	554	9
Proceeds from issuance of common stock from Employee Stock Purchase Plan	545	623	307
Proceeds from issuance of common stock	126,546	122,906	—
Common stock issuance costs	(7,277)	(7,702)	—
Payments on capital lease obligations	—	—	(8)
Net cash provided by financing activities	120,974	116,381	308
Net increase (decrease) in cash and cash equivalents	1,938	(42,059)	(23,326)
Cash and cash equivalents, beginning of year	12,590	54,649	77,975
Cash and cash equivalents, end of year	$14,528	$12,590	$54,649
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$21	$13	$9
Taxes	$936	$1	$1
Supplemental Schedule of Noncash Investing Activities
Net unrealized loss on marketable securities available-for-sale	$925	$516	$—

See accompanying notes to the financial statements.

Xencor, Inc.

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life‑threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next‑generation antibody product candidates designed to treat autoimmune and allergic diseases, cancer, and other conditions. We focus on the portion of the antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, are applied to our pipeline of antibody‑based drug candidates to increase immune inhibition, improve cytotoxicity, extend half‑life and most recently create bispecific antibodies.

Our operations are based in Monrovia and San Diego, California.

Basis of Presentation

The Company’s financial statements as of December 31, 2016, 2015, and 2014 and for the years then‑ended have been prepared in accordance with accounting principles generally accepted in the United States.

Reclassification of Prior Year Presentation

Certain prior year balances within Other Income have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the  transfer of promised goods or  services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer Topic 606, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Topic 606, Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Topic 606, Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and

Xencor, Inc.

Notes to Financial Statements (Continued)

Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017, including interim periods within that year, which for us is the period beginning January 1, 2018. The Company will adopt the new standard in 2018 and  will evaluate and plan for its implementation including assessing its overall impact during the second and third quarter of 2017.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Liabilities, which eliminates the available-for-sale classification for equity securities and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. In addition it updates certain presentation and disclosure requirements. The new standard will be effective for reporting periods beginning after December 15, 2017. While we are assessing the impact of the guidance on our financial statements, we would be required to recognize mark-to-market gains and losses associated with any available-for-sale equity securities through net income instead of accumulated other comprehensive income. We do not carry any equity securities in our investment portfolio.We continue to review the requirements of the revised standard and any potential impact it may have on our financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term. The new standard will be effective for reporting periods beginning after December 15, 2018. In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. We will evaluate our operating lease arrangements to determine the impact of this amendment on the financial statements. This evaluation includes a review of our lease expenses, which are primarily operating lease arrangements for our facilities in Monrovia and San Diego.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted.   In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures when they occur. We are adopting the new standard in the first quarter of 2017and established an accounting policy election to account for forfeitures when they occur. As such, we will recognize a cumulative-effect adjustment in retained earnings on awards that were in process of vesting as of December 31, 2016. We do not expect the adoption to have a material impact on our results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value.The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect the adoption to have a material impact on our results of operations or financial postion.

Xencor, Inc.

Notes to Financial Statements (Continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We continue to review the requirements of this standard and any potential impact it may have on our financial statements.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue Recognition

We have, to date, earned revenue from research and development collaborations, which may include research and development services, licenses of our internally-developed technologies, licenses of our internally-developed drug candidates, or combinations of these. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; transfer of, or access to, the rights of our drug candidates or technologies has been completed or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured.

The terms of our license and research and development and collaboration agreements generally include non-refundable upfront payments, research funding, co-development reimbursements, license fees and, milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales‑based events, as well as royalties on sales of any commercialized products.

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

Determining the best estimate of selling price for a deliverable requires significant judgment. We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates, since we do not have VSOE or third‑party evidence of selling price for these deliverables. The basis of our estimate of selling price is the arm’s length negotiation with the licensee that occurs in each transaction. The potential value of our technology to a licensee in a transaction depends on a variety of factors unique to each transaction. Factors that impact the negotiation and hence that we consider in our estimates center on the specific product candidate and include: the product candidate’s potential market size, the product candidate’s stage of development, the existence of competitive technologies that could be substituted for ours by the licensee and the scientific assessment of the product candidate’s likelihood of success at

Xencor, Inc.

Notes to Financial Statements (Continued)

various development stages. The most common deliverable for our licensing transactions is the commercial license for our technology in the product candidate, and frequently a research license with an option for commercial license. We have also entered into multiple arrangements that involve the deliverable of drug candidates at various stages of development. The upfront payments, annual license fees, contingent payments, milestones and royalties relate to these licenses and/or options and depend on the product‑specific factors described above. The other significant deliverable is research and development services and the price for these depends on estimates for our personnel and supply costs and the costs of third‑party contract research organizations necessary to support the services.

We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple‑element revenue arrangements may include the following:

•

License arrangements    The deliverables under our collaboration and license agreements generally include exclusive or non‑exclusive licenses to one or more of our technologies. The technologies can be applied to a collaborator’s product candidates for discovery, development, manufacturing and commercialization. We will also enter into agreements for the exclusive or non‑exclusive licenses to our internally developed product candidates. To account for this element of the arrangement, we evaluate whether the exclusive or non‑exclusive license has standalone value apart from the undelivered elements to the collaboration partner, which may include research and development services or options for commercial licenses, based on the consideration of the facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. We recognize arrangement consideration allocated to licenses upon delivery of the license, if the facts and circumstances indicate the license has standalone value apart from the undelivered elements. If facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements, we recognize the revenue as a combined unit of accounting. In those circumstances we recognize revenue from non‑refundable upfront fees in the same manner as the undelivered item(s), which is generally the period over which we provide research and developments services.

•

Collaboration Arrangements The deliverables under our collaboration arrangements generally involve the license to certain rights to one or more of our product candidates in addition to a license to access one or more of our technologies. These arrangements may require us to apply our technologies to a partner-identified or provided antibody and deliver a drug candidate that incorporates one of our technologies to the partner. To account for the element of the rights to a drug candidate that we have created, we evaluate whether the rights to the drug candidate has standalone value separate from the obligation to apply our technologies to partner-identified antibodies. We recognize arrangement consideration allocated to the rights to the drug candidates upon transfer of the rights to the partner which generally occurs upon execution of the agreement. We recognize arrangement consideration allocated to the obligation to apply our technologies to partner-identified antibodies as the partner accepts the drug candidates that incorporates our technologies, subject to any substitution or replacement provisions.

•

Research and Development Services    The deliverables under our collaboration and license arrangements may include research and development services we perform on behalf of or with the collaboration partner. As the provision of research and development services is an integral part of our operations and we may be principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as we perform those services. Additionally, we recognize research related funding under collaboration research and development efforts as revenue as we perform or deliver the related services in accordance with contract terms.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

At the inception of each arrangement that includes contingent contractual payments, we evaluate whether each potential payment and milestone is substantive and at risk to both parties based on the basis of the contingent nature of the milestone event. We evaluate factors such as scientific, regulatory, commercial and other risks that we must overcome to achieve the respective milestone event, whether the contractual payment due at each milestone event is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment and whether the contingent contractual payment relates solely to past performance. Additionally, certain of our product development and technology license arrangements may include milestone payments related to the achievement of specific research and development milestones, which are achieved in whole or in part on our performance.

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

Collaborative Research and Licensing Agreements

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc.,  (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb® technologies and drug candidates. Pursuant to the Novartis Agreement:

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Pursuant to the Novartis Agreement, the Company will apply its bispecific technology to up to four target pair antibodies selected, if available for exclusive license to Novartis and not subject to a Xencor internal program. The Company will apply its bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization. Novartis has the right to substitute up to four of the original selected target pair antibodies during the research term provided that Novartis has not filed and received acceptance for an Investigational New Drug Application (IND) with the Xencor provided bispecific candidate. The research term is five years from the date of the Novartis Agreement.

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

Under the Novartis Agreement, the Company is also granting Novartis a non-exclusive research license to use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor to research, develop, commercialize and manufacture antibodies against up to ten targets selected by Novartis, if available for non-exclusive license and not subject to a Xencor internal program. Novartis will assume all research, development and commercialization costs for products that are developed from application of the Fc technologies. Assuming successful development and commercialization of a compound that incorporates an Fc technology, the Company could receive up to $76.0 million in milestones for each target which includes $16.0 million in development milestones, $30.0 million in regulatory milestones and $30 million in sales milestones. If commercialized, the Company is eligible to receive low single-digit royalties on global net sales of approved products.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

•	application of its bispecific technology to four Novartis selected target pair antibodies and delivery of four bispecific product candidates and,
•	delivery of a non-exclusive license to its Fc technologies: Cytotoxic, Xtend and Immune Inhibitor

The Company determined that the $150 million upfront payment represents the total initial consideration and was allocated to each of the deliverables using the best estimate of selling price which was allocated using the relative selling price method. The Company determined that each of the development and regulatory milestones is substantive. Although sales milestones are not considered substantive, they are still recognized upon achievement of a milestone. After identifying each of the deliverables included in the arrangement, the Company determined the relative selling price using its best estimate of selling price for each of the deliverables.

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

The best estimated selling price for each Global Discovery Programs was determined using the income approach by calculating a risk-adjusted net present value of the potential revenue that could be earned from each Global Program license reduced by the estimated cost of the Company’s efforts to deliver the completed Global Program bispecific candidate to Novartis. These amounts represent the value that a third party would be willing to pay as an upfront for access to the Company’s bispecific technology and capabilities.

The Company’s best estimated selling price for the Fc licenses is its best estimate and was determined by considering market and entity-specific factors. The Company has previously licensed its Fc technologies on a limited basis to third parties.  The Company considered the term of the Novartis license, scope of the rights granted for each license, the type of technologies subject to the license, and the potential number of targets that may be applied in establishing its best estimate for the Fc license.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

transferred as of the effective date of the Agreement.

At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize  collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open IND for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. No bispecific antibodies for Global Discovery Programs were delivered during 2016.

The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five year research term beginning from the effective date of the Agreement.

During the year ended December 31, 2016, we recognized $59.7 million of revenue under this arrangement. As of December 31, 2016 there is a receivable of $809,000 and $90.3 million in deferred revenue related to the arrangement.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

$13.75 million to the CD38 Program and,

$6.25 million to each of the five Discovery Programs

During the fourth quarter of 2015 we delivered the CD38 DNA sequences, constructs and preclinical data to Amgen. At the time that each bispecific Discovery Program is accepted by Amgen, the Company will recognize as collaboration revenue $6.25 million for each program. Since Amgen has substitution rights for up to three targets, revenue recognition may be delayed until the earlier that Amgen initiates non-human primate studies for a delivered bispecific Discovery Program or the right to substitute the target lapses. During 2016, the Company delivered bispecific antibody candidates for five Discovery Programs and Amgen elected to substitute one of the originally identified antibody candidates.

During the year ended December 30, 2016 and 2015, we recognized $18.75 million and $13.75 million in revenue, respectively under this arrangement. As of December 31, 2016 there was $12.5 million in deferred revenue related to the arrangement.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

The total revenue recognized under this arrangement was zero for each of the year ended December 2016 and 2015 and $6.9 million for the year ended December 31, 2014. As of December 31, 2016 we have no deferred revenue related to this agreement.

Novo Nordisk A/S

In December 2014, we entered into a Collaboration and License Agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement, we granted Novo a research license to use certain Xencor technologies including our bispecific, IIb, Xtend and others during a two year research term. We received an upfront payment of $2.5 million and received research funding of $1.6 million per year over the research term.

We recognized the $2.5 million upfront payment as income over the two year research term. The research funding is being recognized into income over the period that the services are being provided. We determined that future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones.

The total revenue recognized under this agreement was $2.7 million, $2.9 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014 respectively. As of December 31, 2016 we have no deferred revenue related to the agreement.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

There were no revenues recognized under this arrangement for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, we have no deferred revenue related to this agreement.

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

Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term. In addition, if certain development, regulatory and commercial milestones are achieved, we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target‑by‑target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑ country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

In the third quarter of 2014, Alexion achieved a clinical development milestone with an undisclosed molecule to be used against an undisclosed target. In the fourth quarter of 2015, Alexion exercised its option to take an exclusive commercial license and achieved a further clinical development milestone. In December 2016, Alexion achieved a Phase 3 clinical development milestone for an undisclosed target.

The total revenue recognized under this arrangement was $6.0 million, $8.5 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 there was a receivable of $5.0 million and deferred revenue related to this agreement of $0.6 million.

Boehringer Ingelheim International GmbH

In 2007 we entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, we provided BI with a three‑year research license to one of our technologies and commercial options. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to two compounds. Upon exercise of an option to a commercial license, we are eligible to receive future milestone payments and royalties. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones. The upfront payment and the annual license fees were recognized ratably into income over the research license term which expired in 2011 and payments for the commercial options were recognized in the period the commercial option was exercised since the options were contingent and substantive. During 2012, BI advanced a compound that incorporates our technology into clinical development and we received a milestone payment of $1.2 million and recognized the payment as revenue in the period the milestone event occurred. No revenue related to this arrangement was recognized in 2016, 2015 or 2014. There is no deferred revenue related to this agreement at December 31, 2016.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

In 2013 CSL sublicensed CSL362 (now called JNJ-56022473) to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sub licensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362 for which we received a milestone payment.

Total revenue recognized for the years ended December 31, 2016, 2015 and 2014 was $0,  $2.5 million and $0.7 million respectively.  As of December 31, 2016 we have no deferred revenue related to this agreement.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. For each of the years ended December 31, 2016 and 2015 total revenue recognized was $0.1 million, and for the year ended December 31, 2014, total revenue recognized was $0.6 million. As of December 31, 2016, we had deferred revenue of $50,000 related to this agreement.

Xencor, Inc.

Notes to Financial Statements (Continued)

Potential Milestones

As of December 31, 2016, the Company may be eligible to receive the following maximum payments from its collaborative partners and licensees based upon contractual terms in the agreements assuming all options are exercised and all milestones are achieved:

	Potential Milestones (in millions)
				Total
Partner	Development-based	Regulatory-based	Sales-based	Milestones
Alexion (1)	$42.5	$168.0	$180.0	$390.5
Amgen	232.5	345.0	1,080.0	1,657.5
BI (1)	9.0	6.0	12.0	27.0
CSL Janssen 2009 (1)	6.0	4.0	5.0	15.0
Janssen (1)	6.0	—	4.0	10.0
Merck (1)	3.5	6.0	—	9.5
MorphoSys (1)	62.0	187.0	50.0	299.0
Novartis	540.0	920.0	950.0	2,410.0
Total	$901.5	$1,636.0	$2,281.0	$4,818.5

(1)	The payments are solely dependent upon activities of the collaborative partner or licensee.

Revenue earned

The $87.5 million, $27.8 million and $9.5 million of revenue recorded for the years ended December 31, 2016, 2015 and 2014, respectively was earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2016	2015	2014
Amgen	$18.7	$13.8	$6.9
Alexion	6.0	8.5	1.0
Novo Nordisk	2.7	2.9	—
Novartis	59.7	—	—
CSL	—	2.5	0.7
Other	0.4	0.1	0.9
Total	$87.5	$27.8	$9.5

A  portion of our revenue is earned from collaboration partners outside the United States. Non‑U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and Non‑U.S. sources for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	Year Ended
	December 31,
	2016	2015	2014
U.S. Revenue	$84.8	$22.4	$8.6
Non-U.S. Revenue	2.7	5.4	0.9
Total	$87.5	$27.8	$9.5

Xencor, Inc.

Notes to Financial Statements (Continued)

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $103.4 million and $33.8 million at December 31, 2016 and 2015, respectively.

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

The Company considers its marketable securities to be “available-for-sale”, as defined by authoritative guidance issued by the FASB. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Accrued interest on marketable securities is included in marketable securities. Accrued interest was $1.4 million and $0.9 million at December 31, 2016 and 2015, respectively. If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Concentrations of Risk

Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentrations of risk. Xencor invests its cash in corporate debt securities and U.S. sponsored agencies with strong

Xencor, Inc.

Notes to Financial Statements (Continued)

credit ratings. Xencor has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2016 and 2015 approximated $14.0 million and $12.1 million, respectively.

We have payables with two service providers that represent 28% of our total payables and three service providers that represented 55% of our total payables for the years ended December 31, 2016 and 2015, respectively. We rely on two critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2016 or 2015.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, marketable securities,  accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximate their fair value due to their short maturities.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2016
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$12,137	$12,137	$—
Corporate Securities	181,483	—	181,483
Government Securities	207,465	—	207,465
	$401,085	$12,137	$388,948

	December 31, 2015
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$9,453	$9,453	$—
Corporate Securities	114,846	—	114,846
Government Securities	65,885	—	65,885
	$190,184	$9,453	$180,731

 Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight‑line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years or remaining
lease term, whichever is less

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight‑ line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third‑party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight‑line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2016, 2015 and 2014, we abandoned previously capitalized patent and licensing related charges of $356,000 $296,000 and $509,000, respectively.

Xencor, Inc.

Notes to Financial Statements (Continued)

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2016	2015
Patents, definite life	$7,570	$6,488
Patents, pending issuance	4,134	4,051
Licenses and other amortizable intangible assets	2,011	2,072
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	14,114	13,010
Accumulated amortization—patents	(2,792)	(2,214)
Accumulated amortization—licenses and other	(960)	(825)
Total intangible assets, net	$10,362	$9,971

Amortization expense for patents, licenses, and other intangible assets was $755,000, $594,000 and $694,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2016, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2017	$700
2018	693
2019	682
2020	627
2021	558
Thereafter	2,290
Total	$5,550

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2016, the Company has $4.1 million of intangible assets which are in‑process and have not been placed in service and, accordingly amortization on these assets has not commenced.

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

We did not recognize a loss from impairment for the years ended December 31, 2016, 2015 or 2014.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2016 or 2015.

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.

Stock‑Based Compensation

We recognize compensation expense using a fair‑value‑based method for costs related to all share‑based payments, including stock options and shares issued under our Employee Stock Purchase Plan (ESPP). Stock‑based compensation cost related to employees and directors is measured at the grant date, based on the fair‑value—based measurement of the award using the Black‑Scholes method, and is recognized as expense over the requisite service period on a straight‑line basis. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and industry published statistics to estimate pre‑vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. We recorded stock‑based compensation and expense for stock‑based awards to employees, directors and consultants of approximately $7.8 million, $4.9 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the 2016 and 2015 balances for total compensation expense is $378,000 and  $341,000, relating to our ESPP, respectively.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black‑Scholes option‑pricing method and are subject to periodic re‑measurement over the period during which the services are rendered.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted‑average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options at December 31, 2015 and 2014, and stock purchases under the Employee Stock Purchase Plan were not

Xencor, Inc.

Notes to Financial Statements (Continued)

included in the diluted net loss per common shares calculation because the inclusion of such shares would have had an antidilutive effect as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Options to purchase common stock	—	1,281	2,827
Employee stock purchase plan shares	—	75	25
Total	—	1,356	2,852

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except
	per share data)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$23,625	$(17,592)	$(16,422)
Denominator:
Weighted-average common shares outstanding	41,267,329	39,015,131	31,390,631
Basic net income (loss) per common share	$0.57	$(0.45)	$(0.52)
Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$23,625	$(17,592)	$(16,422)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	41,267,329	39,015,131	31,390,631
Dilutive effect of employee stock options and ESPP	1,121,538	—	—
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	42,388,867	39,015,131	31,390,631
Diluted net income (loss) per common share	$0.56	$(0.45)	$(0.52)

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2016 and 2015, the only component of other comprehensive loss is net unrealized losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2016.

Xencor, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities

The Company’s marketable securities held as of December 31, 2016 and 2015 are summarized below:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$12,137	$—	$—	$12,137
Corporate Securities	182,394	6	(917)	181,483
Government Securities	207,986	44	(565)	207,465
	$402,517	$50	$(1,482)	$401,085

Reported as
Cash and cash equivalents				$12,137
Marketable securities				388,948
Total investments				$401,085

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,453	$—	$—	$9,453
Corporate Securities	115,148	6	(308)	114,846
Government Securities	66,099	—	(214)	65,885
	$190,700	$6	$(522)	$190,184

The maturities of the Company’s marketable securities as of December 31, 2016 are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$115,748	$115,608
Mature after one year through five years	274,632	273,340
	$390,380	$388,948

The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2016 are as follows:

Xencor, Inc.

Notes to Financial Statements (Continued)

	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$82,215	$(133)	$88,990	$(784)
Government Securities	17,573	(16)	149,694	(549)
	$99,787	$(149)	$238,684	$(1,333)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities. There were no securities that were in a loss position for more than twelve months at December 31, 2015.

4. Sale of Additional Common Stock

In March 2015, we completed the sale of 8,625,000 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on offering. We received net proceeds of $115.2 million, after underwriting discounts, commissions and estimated offering expenses.

In December 2016, we completed the sale of 5,272,750 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $119.3 million after underwriting discounts, commissions and offering expenses.

On September 19, 2016, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Piper Jaffray & Co (Piper Jaffray) pursuant to which we may sell from time to time, at our option, up to an aggregate of $40 million of common stock through Piper Jaffray as sales agent. The issuance and sale of these shares by Xencor under the Distribution Agreement will be pursuant to our shelf registration statement on Form S-3 (File No.333-213700) declared effective by the SEC on October 5, 2016. We are not obligated sell any shares of common stock under the Agreement and to date, we have not sold any shares under the Distribution Agreement.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2016	2015
	(In thousands)
Computers, software and equipment	$6,735	$5,338
Furniture and fixtures	125	102
Leasehold and tenant improvements	3,790	3,754
	10,650	9,194
Less accumulated depreciation and amortization	(7,545)	(6,884)
	$3,105	$2,310

Depreciation expense in 2016, 2015 and 2014 was $712,000,  $519,000 and $188,000, respectively.

6. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for income taxes of $1.0 million for the year ended December 31, 2016 represents

Xencor, Inc.

Notes to Financial Statements (Continued)

federal and state alternative minimum tax. For the years ended December 31, 2015 and 2014 there was no current provision for federal or state income taxes due to taxable losses subject to a valuation allowance incurred in each of the years.

A reconciliation of the federal statutory income tax  to our effective income tax is as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Federal statutory income tax	$7,718	$(6,157)	$(5,583)
State and local income taxes	1,451	—	—
Non-deductible research and development credit	—	708	435
Stock based compensation	733	651	478
Application of net operating loss carryforwards	(3,544)	—	—
Alternative minimum tax	1,000	—	—
Other	8	14	2
Net change in valuation allowance	(6,366)	4,784	4,668
Income tax provision	$1,000	$—	$—

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2016 and 2015 is presented below (in thousands):

	2016	2015
Deferred income tax assets
Net operating loss carryforwards	$54,860	$69,348
Research credits	11,561	8,096
Depreciation	668	735
Unrealized loss on securities	573	206
Accrued compensation	719	511
Deferred revenue	5,236	1,032
State taxes	97	—
Gross deferred income tax assets	73,714	79,928
Valuation allowance	(69,670)	(76,036)
Net deferred income tax assets	4,044	3,892
Deferred income tax liabilities
Patent costs	(3,725)	(3,489)
Licensing costs	(261)	(339)
Capitalized legal costs	(58)	(64)
Gross deferred income tax liabilities	(4,044)	(3,892)
Net deferred income tax asset	$—	$—

Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2016, the valuation allowance decreased by $6.4 million. Upon analysis, there were changes in ownership under Section 382 of the Internal Revenue Code and related state provisions as a result of our sale of preferred stock and sale of common stock during 2013. Section 382 limits the amount of net operating losses and tax credit forwards that may be available after a change in

Xencor, Inc.

Notes to Financial Statements (Continued)

ownership. The Company has adjusted its net operating loss and tax credit carryforwards to reflect the impact of the section 382 limitations. The Company’s tax returns remain open to potential inspection for the years 2013 and onwards for federal purposes and 2012 and onwards for state purposes.

As of December 31, 2016, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $145.2 million and $91.6  million respectively, and available tax credit carryforwards of approximately $6.4 million for federal income tax purposes and $5.2 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2018, state net operating losses expire starting in 2017 including $19.9 million that will expire in 2017, and federal tax credit carryforwards expire starting in 2019. Utilization of the net operating losses and tax credits are subject to a substantial annual limitation due to ownership changes which occurred. As a result of these changes, provisions in the Internal Revenue Code of 1986 under Section 382 and similar state provisions may result in the expiration of certain of our net operating losses and tax credits before we can use them.

7. Stock‑Based Compensation

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

As of December 31, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was 7,027,349. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,400,000 shares, which number is included in the number of shares available for issuance above.  As of December 31, 2016 a total of 3,434,250 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP had an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and pursuant to the provisions of the ESPP, the second two-year term began automatically upon the end of the initial term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP

Xencor, Inc.

Notes to Financial Statements (Continued)

in 2016 or 2015. As of December 31, 2016 and 2015, we have issued a total of 221,486 and 176,383 shares of common stock, respectively, under the ESPP.

Information with respect to stock options outstanding is as follows:

	December 31,
	2016	2015	2014
Exercisable options	1,743,765	1,600,351	1,393,729
Weighted average exercise price per share of exercisable options	$8.87	$3.99	$1.01
Weighted average grant date fair value per share of options granted during the year	$10.30	$10.66	$7.39
Options available for future grants	2,943,216	2,917,182	2,583,186
Weighted average remaining contractual life	7.82	6.98	6.43

The following table summarizes stock option activity for the years ended December 31, 2016 and 2015:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2014	2,826,794	$5.12	6.43
Options granted	940,250	15.94
Options forfeited	(9,375)	18.75
Options expired	(7,500)	11.76
Options exercised(3)	(379,268)	1.46
Balances at December 31, 2015	3,370,901	8.50	6.98	$21,854
Options granted	1,429,500	15.08
Options forfeited	(54,503)	12.21
Options expired	(1,031)	15.69
Options exercised(3)	(699,066)	1.66
Balances at December 31, 2016	4,045,801	$11.95	7.82	$58,131
As of December 31, 2016
Options vested and expected to vest	3,811,024	$11.73	7.75	$55,588
Exercisable	1,743,765	$8.87	6.67	$30,435

(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in‑ the‑money options at December 31, 2016 and 2015.

Xencor, Inc.

Notes to Financial Statements (Continued)

(3)

The total intrinsic value of stock options exercised was $11.2 million, $5.4 million and $155,000 for the years ended December 31, 2016, 2015 and 2014 respectively. The stock options outstanding and exercisable by exercise price at December 31, 2016 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$0.59 – $4.25	781,051	5.42	$2.83	699,072	$2.66
$5.50 – $9.26	17,157	7.03	$5.97	15,188	$5.55
$9.78 – $14.75	2,142,530	8.30	$12.1	646,252	$11.31
$14.77 – $22.35	877,063	8.27	$16.4	383,253	$16.20
$24.38 – $26.76	228,000	9.86	$25.3	—	$—
	4,045,801	7.82	$11.95	1,743,765	$8.87

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

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2016, 2015 and 2014:

	Options
	2016	2015	2014
Common stock fair value per share	$11.50 - 26.76	$11.82 - 22.35	$8.56 - 16.52
Expected volatility	75.77% - 90.83%	69.17% - 86.46%	77.4%
Risk-free interest rate	1.03% - 2.18%	1.44% - 1.84%	1.67% - 1.96%
Expected dividend yield	—	—	—
Expected term (in years)	5.23 - 6.08	5.23 - 6.08	6.0

ESPP
	2016	2015	2014
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8% - 79.8%	67.8% - 82.9%	70.6% - 71.8%
Risk-free interest rate	.47% - .93%	.07% - .93%	.06% - .46%
Expected dividend yield	—	—	—

Xencor, Inc.

Notes to Financial Statements (Continued)

Total employee, director and non‑employee stock‑based compensation expense recognized was as follows:

	Year Ended
	December 31,
(In thousands)	2016	2015	2014
General and administrative	$3,592	$2,218	$848
Research and development	4,256	2,650	1,013
	$7,848	$4,869	$1,861

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2016, 2015 and 2014 was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

We determined the average expected life of stock options based on the simplified method because our common stock has not been publicly traded for an extended period and we do not have a track record of  our stock being traded on the public markets for sufficient time to establish the volatility of our stock.

The risk‑free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options.

The expected dividend assumption is based on our history and expectation of dividend payouts.

As of December 31, 2016 and 2015, the unamortized compensation expense related to unvested stock options was $18.1 million and $10.8 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.72 years. At December 31, 2016 and 2015, the unamortized compensation expense was $481,000 and $395,000 respectively under our ESPP. The remaining unamortized expense will be recognized over the next 11.5 months.

8. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space in Monrovia, CA. In January 2015, we entered into a new lease agreement for the property. The new lease replaces the previous lease and extends our lease term to June 2020 with an option to renew for an additional five years. The new lease is a non-cancelable operating lease.

The Company also leased office space in San Diego, CA through April 2018 which included an option to renew for a period of one year. In March 2016, the Company signed a lease for additional space contiguous with its existing office space. The combined lease expires in June 2020. At December 31, 2016 the future minimum lease payments under

Xencor, Inc.

Notes to Financial Statements (Continued)

the operating leases were as follows:

Operating
Years ending December 31,	Leases
2017	$807
2018	833
2019	859
2020	466
Thereafter	—

Rent expense for the years ended December 31, 2016,  2015 and 2014 was $638,000, $558,000 and $597,000 respectively.

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

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement, which is subject to approval by the Court, was reached without any party admitting wrong-doing. Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance. The Court has scheduled a Settlement hearing for April 4, 2017.

Xencor, Inc.

Notes to Financial Statements (Continued)

We continue to recognize legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. For the year ended December 31, 2016 no amount of loss related to the settlement has been accrued. As of December 31, 2016, we have reported an outstanding settlement amount of $2.355 million as a payable and also reflected a receivable of the same amount for the insurance coverage that will fund the remaining settlement costs.

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet.

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and did not record a liability as of December 31, 2016 and 2015.

9. 401(k) Plan

We have a 401(k) plan covering all full‑time employees. Employees may make pre‑tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions and employer discretionary contributions, if any. No employer contributions were made for the years ended December 31, 2016, 2015 or 2014.

10. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2016 and 2015. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Xencor, Inc.

Notes to Financial Statements (Continued)

Quarterly Financial Data (in thousands, except per share data):

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$7,252	$66,007	$7,821	$6,440
Income (loss) from operations	(6,733)	48,556	(9,255)	(10,028)
Net income (loss)	(6,398)	47,165	(8,077)	(9,065)
Basic net income (loss) per common share	(0.16)	1.16	(0.20)	(0.21)
Diluted net income (loss) per common share	$(0.16)	$1.13	$(0.20)	$(0.21)

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$1,491	$1,014	$3,503	$21,754
Income (loss) from operations	(6,478)	(8,986)	(10,312)	7,438
Net income (loss)	(6,444)	(8,868)	(10,037)	7,757
Basic net income (loss) per common share	(0.19)	(0.22)	(0.25)	0.19
Diluted net income (loss) per common share	$(0.19)	$(0.22)	$(0.25)	$0.19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation in Internal Control over Financial Reporting

RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2016 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Annual Report on From 10-K.

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

The other information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

Audit Committee

The information required by this item relating to our audit committee is set forth in our Proxy Statement and incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

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

3.Exhibits. See the Exhibit Index and Exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xencor, Inc.

Date: February 28, 2017	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ Bassil I. Dahiyat, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Bassil I. Dahiyat, Ph.D.

/s/ John J. Kuch	Vice President, Finance (Principal Financial and Accounting Officer)	February 28, 2017
John J. Kuch

/s/ Bruce L.A. Carter, Ph.D. *	Chairman of the Board of Directors	February 28, 2017
Bruce L.A. Carter, Ph.D.

/s/ Robert F. Baltera, Jr.*	Director	February 28, 2017
Robert F. Baltera, Jr.

/s/ Kurt Gustafson *	Director	February 28, 2017
Kurt Gustafson

/s/ A. Bruce Montgomery, M.D.*	Director	February 28, 2017
A. Bruce Montgomery, M.D.

/s/ Yujiro S. Hata*	Director	February 28, 2017
Yujiro S. Hata

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K, filed with the SEC on December 11, 2013).

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

10.26

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 3, 2015).

10.27*	Employment Agreement dated December 16, 2015 by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed with the SEC on March 8, 2016).

10.28*	Severance Agreement, dated May 26, 2016 by and between the Company and Bassil Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.29*	Severance Agreement, dated May 26, 2016 by and between the Company and John Kuch (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.30*	Severance Agreement, dated May 26, 2016 by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.31*	Severance Agreement, dated May 26, 2016 by and between the Company and Lloyd Rowland (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.32*	Severance Agreement, dated May 26, 2016 by and between the Company and Edgardo Baracchini (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.33**

Collaboration and License Agreement, dated June 26, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.34

Equity Distribution Agreement, dated September 19, 2016, by and between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on September 19, 2016).

10.35**

Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 2, 2016).

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