Form 10-Q
period 2017-03-31
Xencor Inc
filed 2017-05-10
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1622502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 West Lemon Avenue, Monrovia, CA	91016
(Address of Principal Executive Offices)	(Zip Code)

(626) 305-5900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2017
Common stock, $0.01 par value	46,703,182

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended March  31, 2017

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•	our plans to research, develop and commercialize our product candidates;

•	our ongoing and planned clinical trials;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

•	the rate and degree of market acceptance and clinical utility of our products;

•	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

•	significant competition in our industry;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	our intellectual property position;

•	loss or retirement of key members of management;

•	costs of compliance and our failure to comply with new and existing governmental regulations;

•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

•	our failure to maintain effective internal controls.

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December, 31, 2016 and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,561	$14,528
Marketable securities	141,225	115,608
Accounts receivable	6,938	8,616
Prepaid expenses and other current assets	4,365	2,901
Total current assets	166,089	141,653
Property and equipment, net	3,360	3,105
Patents, licenses, and other intangible assets, net	10,886	10,362
Marketable securities - long term	237,865	273,340
Other assets	103	103
Total assets	$418,303	$428,563
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,275	$3,880
Accrued expenses	6,502	6,692
Current portion of deferred rent	135	128
Current portion of deferred revenue	95,788	95,521
Income taxes	175	65
Total current liabilities	106,875	106,286
Deferred rent, less current portion	361	397
Deferred revenue, less current portion	7,319	7,926
Total liabilities	114,555	114,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2017 and December 31, 2016; 46,689,447 issued and outstanding at March 31, 2017 and 46,567,978 issued and outstanding at December 31, 2016	467	466
Additional paid-in capital	557,473	552,889
Accumulated other comprehensive loss	(1,196)	(1,441)
Accumulated deficit	(252,996)	(237,960)
Total stockholders’ equity	303,748	313,954
Total liabilities and stockholders’ equity	$418,303	$428,563

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue
Collaborations, licenses and milestones	$4,340	$7,252
Operating expenses
Research and development	15,048	10,035
General and administrative	4,811	3,950
Total operating expenses	19,859	13,985
Loss from operations	(15,519)	(6,733)
Other income (expenses)
Interest income	1,057	359
Interest expense	(3)	(27)
Other income	—	3
Total other income, net	1,054	335

Loss before income tax expense	(14,465)	(6,398)
Income tax expense	170	—
Net loss	(14,635)	(6,398)

Other comprehensive income
Net unrealized gain on marketable securities	245	619
Comprehensive loss	$(14,390)	$(5,779)

Basic and diluted net loss per common share	$(0.31)	$(0.16)

Weighted average common shares outstanding used to compute basic and diluted net loss per share	46,598,797	40,626,729

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09 (see note 1)	—	—	401	—	(401)	—
Balance December 31, 2016 as restated	46,567,978	466	553,290	(1,441)	(238,361)	313,954
Issuance of common stock upon exercise and vesting of stock awards	121,469	1	1,025	—	—	1,026
Comprehensive income (loss)	—	—	—	245	(14,635)	(14,390)
Stock-based compensation	—	—	3,158	—	—	3,158
Balance, March 31, 2017 (unaudited)	46,689,447	$467	$557,473	$(1,196)	$(252,996)	$303,748

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(14,635)	$(6,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	282
Amortization of premium on marketable securities	659	426
Stock-based compensation	3,158	1,960
Abandonment of capitalized intangible assets	9	9
Gain on sale of marketable securities available for sale	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,678	(604)
Interest receivable	(479)	41
Prepaid expenses and other assets	(1,465)	(683)
Accounts payable	395	(2,109)
Accrued expenses	(190)	(1,243)
Income taxes	110	—
Deferred rent	(30)	(26)
Deferred revenue	(340)	(5,952)
Net cash used in operating activities	(10,720)	(14,300)
Cash flows from investing activities
Purchase of marketable securities	(6,988)	(16,340)
Purchase of intangible assets	(702)	(343)
Purchase of property and equipment	(494)	(317)
Proceeds from sale and maturities of marketable securities	16,911	26,660
Net cash provided by investing activities	8,727	9,660
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,026	200
Net cash provided by financing activities	1,026	200
Net decrease in cash and cash equivalents	(967)	(4,440)
Cash and cash equivalents, beginning of period	14,528	12,590
Cash and cash equivalents, end of period	$13,561	$8,150

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3	$—
Income taxes	$60	$—
Supplemental disclosures of non-cash investing activities
Unrealized gain on marketable securities, net of tax	$245	$619

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2017

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

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 1, 2017.

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified.  In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures of awards in the period that they occur. We adopted the new standard on January 1, 2017 and established an accounting policy election to account for forfeitures when they occur. We applied the modified retrospective approach which resulted in a cumulative-effect adjustment of a decrease of $0.4 million to retained earnings and additional paid-in capital. The adoption will result in periodic adjustments in the recognition of stock compensation expense associated with forfeitures in the period in which they occur. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statement position or results from operations.

Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606 (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or  services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer Topic 606, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Topic 606, Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Topic 606, Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017, including interim periods within that year, which for us is the period beginning January 1, 2018. The Company will adopt the new standard in 2018 and  is currently evaluating and planning for its implementation including assessing its overall impact during the second and third quarter of 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We continue to review the requirements of this standard and any potential impact it may have on our cash flow statement.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the guidance on the amortization period of premiums on certain purchased callable debt securities by shortening the amortization period of premiums to the earliest call date. The amendment affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendment is effective for fiscal years beginning after December 31, 2018 with early adoption permitted. The Company will review the requirements of the standard but does not anticipate it will have a significant impact  on our financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2016 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximates their fair value due to their short maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2017			December 31, 2016
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$11,057	$11,057	$—	$12,137	$12,137	$—
Corporate Securities	164,682	—	164,682	181,483	—	181,483
Government Securities	214,408	—	214,408	207,465	—	207,465
	$390,147	$11,057	$379,090	$401,085	$12,137	$388,948

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months ended March  31, 2017, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Loss Per Share

We compute net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net loss per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except share
	and per share data)
Numerator:
Net loss attributable to common stockholders	$(14,635)	$(6,398)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	46,598,797	40,626,729

Basic and diluted net loss per common share	$(0.31)	$(0.16)

For the three months ended March  31, 2017 and 2016 1,474,000 shares and 1,050,000 shares, respectively, of potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

4. Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the three months ended March  31, 2017 and 2016, the only component of other comprehensive loss is net unrealized gains on marketable securities.  There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March  31, 2017 and 2016.

5. Marketable Securities

The Company’s marketable securities held as of March 31, 2017 and December 31, 2016 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$11,057	$—	$—	$11,057
Corporate Securities	165,269	10	(597)	164,682
Government Securities	215,008	16	(616)	214,408
	$391,334	$26	$(1,213)	$390,147

Reported as
Cash and cash equivalents				$11,057
Marketable securities				379,090
Total investments				$390,147

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$12,137	$—	$—	$12,137
Corporate Securities	182,394	6	(917)	181,483
Government Securities	207,986	44	(565)	207,465
	$402,517	$50	$(1,482)	$401,085

Reported as
Cash and cash equivalents				$12,137
Marketable securities				388,948
Total investments				$401,085

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
March 31, 2017	Cost	Fair Value
(in thousands)
Mature in one year or less	$141,371	$141,225
Mature after one year	238,906	237,865
	$380,277	$379,090

	Amortized	Estimated
December 31, 2016	Cost	Fair Value
(in thousands)
Mature in one year or less	$115,748	$115,608
Mature after one year	274,632	273,340
	$390,380	$388,948

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2017 and December 31, 2016 are as follows:

	Less than 12 months		12 months or greater
March 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$78,164	$(82)	$72,512	$(515)
Government Securities	48,472	(71)	141,980	(545)
	$126,636	$(153)	$214,492	$(1,060)

	Less than 12 months		12 months or greater
December 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$82,215	$(133)	$88,990	$(784)
Government Securities	17,573	(16)	149,694	(549)
	$99,787	$(149)	$238,684	$(1,333)

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

As of March 31, 2017 the total number of shares of common stock available for issuance under the 2013 Plan is 8,768,599, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,862,719 shares. As of March 31, 2017 a total of 4,686,672 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2017. As of March 31, 2017, we have issued a total of 221,486 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2017 are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$1,467	$952
Research and development	1,691	1,008
	$3,158	$1,960

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2016	4,045,801	$11.95	7.82
Options granted	1,135,600	$22.67
Options forfeited	(72,678)	$15.40
Options exercised	(121,469)	$8.45
Balance at March 31, 2017	4,987,254	$14.43	8.05	$47,683
Exercisable	2,072,560	$9.61	6.70	$29,654

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $23.92 per share as of March 31, 2017.

Weighted average fair value of options granted during the three-month period ended March 31, 2017 and 2016 was $16.95 and $8.30 per share, respectively.  There were 957,000 options granted during the period ended March 31, 2016. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2017 and 2016:

	Options
	Three Months Ended
	March 31,
	2017	2016
Expected term (years)	6.2	6.1
Expected volatility	89.2%	75.8%
Risk-free interest rate	2.07%	1.56%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2017	2016
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8 - 79.8%	67.8%
Risk-free interest rate	.55 - .93%	.55 - .93%
Expected dividend yield	—%	—%

As of March 31, 2017, the unamortized compensation expense related to unvested stock options was $35.4 million.  As of March 31, 2016, the unamortized compensation expense related to unvested stock options net of estimated forfeitures was $16.3 million. The remaining unamortized compensation expense will be recognized over the next three years. As of March 31, 2017 and 2016, the unamortized compensation expense under our ESPP was $339,000 and $418,000, respectively. The remaining unamortized expense will be recognized over the next 8.5 months.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020 with an option to renew for an additional five years.

The Company also leases office space in San Diego, CA through June 2020.

The leases are accounted for as non-cancellable operating leases and future minimum payments are as follows (in thousands):

Years ending December 31,
For the remainder of the fiscal year	$607
2018	833
2019	859
2020	466
Thereafter	—

Rent expense for the three months ended March  31, 2017 and 2016 was $189,000 and $143,000 respectively.

In April 2017, the Company entered into a Letter of Intent (“LOI”) to lease additional office space in San Diego, CA. Under the terms of the LOI, the Company would lease approximately 23,700 square feet of office space for a five-year period beginning from the date of occupancy. The total payments over the term of the lease would be $5.7 million. The Company expects to complete the lease negotiations and take occupancy of the space in the second quarter of 2017.

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

The plaintiffs and the Company agreed to separate the litigation into two separate claims; Count I relating to the claim of Breach of Fiduciary Duty by the current and former directors of the Company and, Count II relating to the Invalidity of Director and Stockholder consents.

On December 14, 2015, the Delaware Chancery Court entered an Order and Partial Final Judgment in connection with Count II and approved the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award of $950,000. We have paid the plaintiff’s legal award of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations.

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claim, Count II, for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement, which is subject to approval by the Court, was reached without any party admitting wrong-doing. Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

On April 4, 2017, the Delaware Court of Chancery approved the Settlement between the parties. On May 1, 2017, the Company’s insurance carriers fully funded the settlement account.

We continue to recognize legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. As of March  31, 2017 and December 31, 2016 we have reported the $2.355 million settlement as a payable and also reflected a receivable of the same amount for the insurance coverage that will fund the settlement.

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

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the three months ended March 31, 2017 and 2016.

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

The total allocable consideration of $150 million was allocated to the deliverables based on the relative selling price method as follows:

*	$27.1 million to certain rights to the XmAb14045 Program,
*	$31.4 million to certain rights to the XmAb13676 Program,
*	$20.05 million to each of the four Global Discovery Programs and,
*	$11.3 million to the Fc licenses

The Company recognized as license revenue the amount of the total allocable consideration allocated to the rights to the XmAb13676 and XmAb14045 Programs upon delivery of the exclusive license to Novartis both of which were transferred as of the effective date of the Novartis Agreement. At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open IND for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. No bispecific antibodies for Global Discovery Programs have been delivered as of March 31, 2017.

The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five year research term beginning from the effective date of the Novartis Agreement.

During the three months ended March 31, 2017, we recognized $0.6 million. No revenue was recognized for the three months ended March 31, 2016. As of March 31, 2017 there is $89.7 million in deferred revenue related to the arrangement.

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

During 2016, the Company recognized as collaboration revenue the amount of consideration for delivery of three Discovery Programs; the Company delivered bispecific antibody candidates for five Discovery Programs and Amgen elected to substitute one of the originally identified antibody candidates. There were no additional Discovery Programs delivered in the three months ended March 31, 2017 and there were  no additional substitutions of originally identified candidate by Amgen during the three months ended March 31, 2017.

During the three months ended March 31, 2017 and 2016, we recognized zero and $6.25 million in revenue under this arrangement, respectively. As of March 30, 2017 there is $12.5 million in deferred revenue related to the arrangement.

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

During each of the three months ended March 31, 2017 and 2016 we recognized $25,000 of revenue respectively. As of March 31, 2017, there is $25,000 of deferred revenue related to this arrangement.

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

In December 2016, Alexion achieved a Phase 3 clinical development milestone for an undisclosed target for which we received a $5 million milestone payment.

During each of the three months ended March 31, 2017 and 2016 we recognized $250,000 in revenues. As of March 31, 2017, we have deferred revenue related to this arrangement of $0.8 million.

Novo Nordisk A/S

In December 2014, we entered into a collaboration and license agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement we granted Novo a research license to use certain Xencor technologies including our bispecific, Fcy-IIb, Xtend and other technologies during a two-year research term. In connection with the agreement we received a $2.5 million upfront payment and funding for research support during the research term.

We recognized the $2.5 million upfront payment as income over the two-year research term. The research funding is being recognized into income over the period that the services are being provided. We determined that future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones.

During the three months ended March 31, 2017 and 2016, we recognized zero and $0.7 million of revenue, respectively. As of March 31, 2017, we have no deferred revenue related to this arrangement.

CSL Limited

In February 2009, we entered into a Research License and Commercialization Agreement with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to our Fc Cytotoxic technology and options to non-exclusive commercial licenses. CSL elected to exercise one commercial license for a compound, CSL362.

In 2013 CSL sublicensed CSL362 (now called talacotuzumab) to Janssen Biotech Inc. (Janssen Biotech). In March 2017, CSL, through its sub-licensee, Janssen Biotech, initiated a Phase 3 clinical trial for CSL362. As a result of the Phase 3 clinical trial initiation, we received a milestone payment of $3.5 million.

During the three months ended March 31, 2017 and March 31, 2016, we recognized $3.5 million and zero of revenue, respectively. As of March 31, 2017, we have no deferred revenue related to this arrangement.

9. Income taxes

The provision for income taxes for the three-month period ended March 31, 2017 represents the interim period tax allocation of the federal and state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards, No provision for income tax was made for the three-month period ended March 31, 2016 because the Company incurred a loss from operations and its projected year end effective tax rate was zero. The Company has deferred tax assets consisting primarily of net operating loss and tax credit carryforwards that have been fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016.  This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii) our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our protein engineering capabilities allow us to continue to expand the functionality of the XmAb technology platform to identify new protein enhancements and create new antibody drug candidates with improved properties. Our bispecific technology, heterodimer Fc domains, enables the creation of bispecific drug candidates, which are antibodies that are engineered to bind two targets simultaneously. The core of our bispecific programs is a novel Fc domain that is a robust and portable scaffold for two, or potentially more, different antigen binding domains.  Our Fc domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods.  The portability of the bispecific technology, including the ability of bispecific candidates generated from our technology to use standard production methods, allows us to license access to our technology as highlighted in our two bispecific licensing transactions that we entered into with Amgen and Novartis in 2015 and 2016, respectively.

We are also developing a pipeline of drug candidates around our bispecific technology. Within the past year, our two lead bispecific drug candidates entered into Phase 1 stage of clinical development and we plan to file an IND for our third bispecific clinical candidate by the end of 2017 and enter the clinic in early 2018 with additional candidates entering into clinical development in 2018 and 2019.

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

We raised $80.5 million ($72.5 million net of expenses) in December 2013 through the sale of common stock in connection with our Initial Public Offering (IPO) and full exercise by the underwriters of their over-allotment.  We raised an additional $122.9 million ($115.2 million net of expenses) through a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in March 2015. We raised an additional $119.6 million ($119.3 million net of expenses) through the sale of a follow-on public offering of our common stock and full exercise by the underwriters of their over-allotment in December 2016. In September 2015 we received a $45 million upfront payment from Amgen in connection with the 2015Amgen Agreement. In July 2016 we received a $150 million upfront payment from Novartis in connection with the Novartis Agreement. Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our cash and cash equivalents and related marketable securities as of March 31, 2017,  will enable us to fund operations beyond the end of 2020.

As of March  31, 2017, we had an accumulated deficit of $253 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

IgG4-RD:  In January 2017 we completed planned enrollment of a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. The current trial design is to enroll approximately 15 patients with scheduled treatment up to 24 weeks. The primary objective of the study is to evaluate the effect of every other week IV administration of XmAb5871 using the recently reported IgG4-RD Responder Index in patients with active IgG4-RD. Secondary objectives are to determine the safety and tolerability profile and to characterize the pharmacokinetics (PK) and immunogenicity of every other week IV administration of XmAb5871.

We presented preliminary data from the Phase 2 trial in November 2016 at the American College of Rheumatology Annual meeting for 12 patients that had been enrolled and received one or more doses through October 31, 2016, the date selected for cut-off of the interim data review.  The preliminary data indicated that XmAb5871 was well tolerated by patients receiving drug in the study. As of the cut-off date, no serious adverse events (AEs) were reported. Treatment related AE’s have occurred in five patients (42%), all mild  (Grade 1) or moderate  (Grade 2). One patient discontinued the study as the result of an AE. The patient developed a Grade 2 (moderate) hypersensitivity reaction with rash and arthritis, commonly referred to as serum sickness, following the fifth infusion. The event quickly resolved without the need for medical management. This patient was subsequently found to have developed anti-drug antibodies.

Preliminary efficacy data from the trial was very encouraging. As of the cut-off date, 11 of 12 patients dosed with XmAb5871 had a least one responder index performed followed dosing. Nine of the 11 patients (82%) assessed with the responder index had an initial response to XmAb5871 therapy of at least a three point reduction in IgG4-RD Responder Index within two weeks of the first dose. The study protocol provided that any reduction in the IgG4-RD Responder Index greater than or equal to two points was considered a positive response for that patient. Five of the nine patients attained disease remission, or an IgG4-RD Responder Index of zero. Two of the nine patients that entered the study on steroids have been able to taper and discontinue their steroid use during the study.

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

We believe that this promising preliminary data from the Phase 2 trial warrants further clinical development of XmAb5871 in treating IgG4-RD and we are planning such development.

We expect to provide top line data from this trial in the second half of 2017.

In October 2016 we also completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous formulation. XmAb5871 was safe and well-tolerated as a subcutaneous injection in this trial. Pharmacokinetics and bioavailability data from the trial support an every other week dosing schedule.  Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation.

SLE: we are also enrolling a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks. We expect to provide initial data from this trial in late 2018 or early 2019.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial of XmAb7195, in which healthy volunteers received a single intravenous (IV) dose. In 2015, we continued the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels, and in June 2015, we announced an expansion of the trial, adding cohorts of subjects that receive two IV doses of XmAb7195. We announced complete data from these studies in May 2016. In September 2016, we  initiated a multi-dose Phase 1b trial for XmAb7195 with a subcutaneous formulation. The first part of this trial is dosing healthy volunteers with a subcutaneous formulation of XmAb7195. The second part of the trial is dosing  atopic patients with the subcutaneous formulation of XmAb7195 which we began in October 2016.We expect to provide initial top line data from this trial in the second half of 2017.

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

XmAb13676 is our second bispecific oncology candidate. In February 2017 we dosed the first patient in a Phase 1 clinical trial for XmAb13676. XmAb1376 is a tumor-targeted antibody that contains both a B-cell tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.

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

XmAb18087 is our third CD3 bispecific oncology candidate and it targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 (CD3) for the treatment of neuroendocrine tumors. We plan to file an IND in 2017 and initiate a clinical trial for XmAb18087 in early 2018.

XmAb20717 is our initial checkpoint inhibitor candidate that is being developed using our bispecific technology platform. XmAb20717 targets PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors. We plan to file an IND for this compound in early 2018 and initiate clinical trials in 2018.

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

There are currently eight programs in development with our partners. The most advanced programs are with Alexion which started a Phase 3 trial in 2016 and CSL-Janssen Biotech, which entered into Phase 3 clinical trial in March 2017.

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 3
CSL-Janssen Biotech	2009	Cytotoxic	Oncology	Yes	Yes	Phase 3
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 (2 candidates)
Janssen Biotech	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

Results of Operations

Comparison of the Three Months Ended March  31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March  31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,
	2017	2016	Change
Revenues:
Research collaboration	$—	$7.0	$(7.0)
Licensing	0.8	0.3	0.5
Milestone	3.5	—	3.5
Total revenues	$4.3	$7.3	$(3.0)
Operating expenses:
Research and development	15.0	10.0	5.0
General and administrative	4.8	4.0	0.8
Total operating expenses	19.8	14.0	5.9
Other income, net	1.1	0.3	0.8
Loss before income tax expense	(14.4)	(6.4)	(8.1)
Income tax expense	0.2	—	0.2
Net loss	$(14.6)	$(6.4)	$(8.3)

Revenues

Research collaboration revenues decreased by $7.0 million in the three months ended March  31, 2017 over 2016 amounts primarily due to revenue recognized under the Amgen Agreement in 2016.

Licensing revenues were $0.5 million higher during the three months ended March  31, 2017 over 2016 primarily due to revenue recognized under our Novartis Agreement in 2017.

Milestone revenues for three months ended March 31, 2017 were from CSL/Janssen Biotech. There were no milestone revenues for the three months ended March 31, 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March  31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,
	2017	2016	Change
Product programs:
XmAb5871	$3.5	$3.5	$—
XmAb7195	1.1	1.1	—
Bi-specific	9.1	4.9	4.2
Early research and discovery	1.3	0.5	0.8
Total research and development expenses	$15.0	$10.0	$5.0

Research and development expenses increased by $5.0 million for the three months ended March  31, 2017 over the same period in 2016 as we continue to advance our initial bispecific candidates XmAb14045 and XmAb13676 into clinical development as well as development activities for the next two bispecific candidates XmAb18087 and XmAb20717.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended
	March 31,
	2017	2016	Change
General and administrative	$4.8	$4.0	$0.8

General and administrative expenses increased by $0.8 million for the three months ended March  31, 2017 over the same period in 2016 primarily due to an increase in stock-based compensation costs offset by reimbursement of legal costs to the litigation described in Part 1 item 3.

Other Income, Net

Other income, net was $1.1  million for the three months ended March 31, 2017 compared to $335,000 for the same period in 2016 reflecting interest income on our investment in marketable securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash (used in) provided by:
Operating activities	$(10,720)	$(14,300)	$3,580
Investing activities	8,727	9,660	(933)
Financing activities	1,026	200	826
Net decrease in cash	$(967)	$(4,440)	$3,473

Operating Activities

Cash used in operating activities for the three months ended March  31, 2017 decreased over the same period in 2016 primarily due to receipt of milestone payments from Alexion offset by higher stock-based compensation costs.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2017 decreased by $0.9 million over the same period in 2016 primarily from a reduction in the net redemption and purchase of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 increased by $0.8 million over the same period in 2016 from proceeds received from stock option exercises in 2017.

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

As of March 31, 2017, we had $392.7 million of cash, cash equivalents and marketable securities compared to $178.7 million at March 31, 2016. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2017.

Critical Accounting Policies

For a discussion on our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in the notes to the financial statements included in this quarterly report on form 10-Q.

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.   Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March  31, 2017.

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

The plaintiffs and the Company agreed to separate the litigation into two separate claims; Count I relating to the claim of Breach of Fiduciary Duty by the current and former directors of the Company and, Count II relating to the Invalidity of Directors and Stockholders consents.

On December 14, 2015, the Delaware Chancery Court entered an Order and Partial Final Judgment approving the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims)  and granting plaintiff’s counsel a fee award of $950,000. We have paid the plaintiff’s legal award cost of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations.

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims, Count II, for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement, which is subject to approval by the Court, was reached without any party admitting wrong-doing.  Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

On April 4, 2017, the Delaware Chancery Court approved the Settlement between the parties. On May 1, 2017, the Company’s insurance carriers fully funded the settlement account.

We continue to recognize legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. As of March  31, 2017 and December 31, 2016, we have reported the outstanding settlement amount of $2.355 million as a payable and also reflected a receivable of the same amount for the insurance coverage that will fund the settlement.

Item 1A.    Risk Factors

For information regarding certain factors that could materially affect our business, results of operations, financial condition and liquidity, see the risk factor discussion provided under “Risk Factors” in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 6.Exhibits

A list of exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, and is incorporated herein by reference.

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

Dated: May 9, 2017

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

10.1*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Indicates management contract or compensatory plan