Form 10-Q
period 2017-06-30
Xencor Inc
filed 2017-08-07
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2017
Common stock, $0.01 par value	46,926,340

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended June  30, 2017

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,220	$14,528
Marketable securities	177,269	115,608
Accounts receivable	14,876	8,616
Prepaid expenses and other current assets	7,617	2,901
Total current assets	210,982	141,653
Property and equipment, net	3,861	3,105
Patents, licenses, and other intangible assets, net	10,865	10,362
Marketable securities - long term	190,242	273,340
Other assets	214	103
Total assets	$416,164	$428,563
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,379	$3,880
Accrued expenses	3,984	6,692
Current portion of deferred rent	—	128
Current portion of deferred revenue	95,613	95,521
Income taxes	455	65
Total current liabilities	107,431	106,286
Deferred rent, less current portion	614	397
Deferred revenue, less current portion	6,754	7,926
Total liabilities	114,799	114,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2017 and December 31, 2016; 46,854,762 issued and outstanding at June 30, 2017 and 46,567,978 issued and outstanding at December 31, 2016	468	466
Additional paid-in capital	562,017	553,290
Accumulated other comprehensive loss	(1,240)	(1,441)
Accumulated deficit	(259,880)	(238,361)
Total stockholders’ equity	301,365	313,954
Total liabilities and stockholders’ equity	$416,164	$428,563

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017		2016

Revenue
Collaborations, licenses and milestones	$13,340	$66,007		$17,681	$73,259
Operating expenses
Research and development	16,919	14,408		31,967	24,443
General and administrative	4,091	3,043		8,903	6,993
Total operating expenses	21,010	17,451		40,870	31,436
Income (loss) from operations	(7,670)	48,556		(23,189)	41,823
Other income (expenses)
Interest income	1,038	368		2,095	726
Interest expense	(3)	(10)		(5)	(37)
Other income	30	—		30	4
Total other income, net	1,065	358		2,120	693

Income (loss) before income tax expense	(6,605)	48,914		(21,069)	42,516
Income tax expense	280	1,749		450	1,749
Net income (loss)	(6,885)	47,165		(21,519)	40,767

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(44)	113		201	732
Comprehensive income (loss)	$(6,929)	$47,278		$(21,318)	$41,499

Basic net income (loss) per common share	$(0.15)	$1.16	$	$ (0.46)	$1.00
Diluted net income (loss) per common share	$(0.15)	$1.13	$	$ (0.46)	$0.98

Basic weighted average common shares outstanding	46,767,759	40,800,586		46,683,744	40,703,688
Diluted weighted average common shares outstanding	46,767,759	41,738,460		46,683,744	41,701,262

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09 (see note 1)	—	—	401	—	(401)	—
Balance December 31, 2016 as restated	46,567,978	466	553,290	(1,441)	(238,361)	313,954
Issuance of common stock upon exercise and vesting of stock awards	252,278	2	1,678	—	—	1,680
Issuance of common stock under the Employee Stock Purchase Plan	34,506	—	442	—	—	442
Comprehensive income (loss)	—	—	—	201	(21,519)	(21,318)
Stock-based compensation	—	—	6,607	—	—	6,607
Balance, June 30, 2017 (unaudited)	46,854,762	$468	$562,017	$(1,240)	$(259,880)	$301,365

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(21,519)	$40,767
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	864	628
Amortization of premium on marketable securities	1,356	876
Stock-based compensation	6,607	3,993
Abandonment of capitalized intangible assets	225	45
Gain on sale of marketable securities available for sale	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(6,260)	(150,310)
Interest receivable	(144)	160
Prepaid expenses and other assets	(4,727)	(1,031)
Accounts payable	3,500	1,294
Accrued expenses	(2,708)	(357)
Income taxes	390	1,781
Deferred rent	(12)	(53)
Deferred revenue	(1,080)	78,541
Net cash used in operating activities	(23,508)	(23,669)
Cash flows from investing activities
Purchase of marketable securities	(33,440)	(7,123)
Purchase of intangible assets	(1,092)	(761)
Purchase of property and equipment	(1,256)	(493)
Proceeds from sale and maturities of marketable securities	53,866	26,660
Net cash provided by investing activities	18,078	18,283
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,680	447
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	442	226
Net cash provided by financing activities	2,122	673
Net decrease in cash and cash equivalents	(3,308)	(4,713)
Cash and cash equivalents, beginning of period	14,528	12,590
Cash and cash equivalents, end of period	$11,220	$7,877

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5	$—
Income taxes	$60	$—
Supplemental disclosures of non-cash investing activities
Unrealized gain on marketable securities, net of tax	$201	$732

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2017

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

Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customer Topic 606, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers Topic 606, Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers Topic 606, Narrow-Scope Improvements and Practical Expedients, related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017, including interim periods within that year, which for us is the period beginning January 1, 2018.

The Company has reviewed the new standard and its current and prior revenue arrangements and determined that there are several provisions in the new standard that will affect its revenue recognition related to such arrangements. Many of the Company’s collaboration arrangements include licensing or intellectual property for rights to certain of its technologies or drug candidates. Additionally, many of these arrangements include upfront payments and potential future payments from partners for future development, regulatory and sales milestones and royalties on sales of approved products. The new standard makes changes to both revenue recognition for licensing of intellectual property and potential milestone revenue for future payments.

We believe that these provisions will have the following impact on contract revenues from our collaboration and license agreements:

1)

changes in the model for licensing of intellectual property that are functional and distinct performance obligations that may result in a timing difference of revenue recognition. While revenue from these contracts was recognized over the contract term under the revenue recognition guidance in place at the contract’s inception, revenue recognition under the new guidance may be recognized at a point in time. This could change the period of time that we have recognized revenue related to the licensing of our intellectual property.

2)

milestone payments that are directly linked to events under the Company’s control will result in variable consideration when determining the contract price under the new guidance and may be recognized earlier when it is probable that the milestone will be achieved without a significant future reversal of cumulative revenue expected. Under current accounting guidance the Company has applied the milestone method of accounting for recognizing such revenue or contingent payments. The new standard may change the period in which such revenue from these arrangements is recognized.

The Company is still in the process of completing its review and has not concluded on the impact on the revenue recognized in periods prior to the required adoption date, January 1, 2018. The Company expects to adopt the full retrospective method of implementation which will require the Company to restate its revenue and earnings for the 2016 and 2017 periods. Management will adopt the new standard effective January 1, 2018 and will continue to monitor additional changes, clarifications or interpretations being undertaken by the FASB which may impact management’s implementation approach.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect the adoption to have a material impact on our results of operations or financial position.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The standard applies when a company changes the terms of a stock compensation award previously granted to an employee where modification accounting applies. According to the standard, modification accounting is not required if (1) the fair value of the modified award (or the award’s calculated value or intrinsic value as appropriate) is the same as the value immediately prior to its modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the award immediately prior to its modification; and (3) the award’s classification as an equity or liability is the same after the modification as it was immediately prior to its modification. The new standard is effective for annual periods beginning after December 15, 2017 including interim periods within those years. The Company will review the requirements of the standard but does not anticipate it will have a significant impact on our financial statements.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2017			December 31, 2016
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$10,063	$10,063	$—	$12,137	$12,137	$—
Corporate Securities	154,098	—	154,098	181,483	—	181,483
Government Securities	213,413	—	213,413	207,465	—	207,465
	$377,574	$10,063	$367,511	$401,085	$12,137	$388,948

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three and six months ended June 30, 2017, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted loss per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except share
	and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(6,885)	$47,165	$(21,519)	$40,767
Denominator:
Weighted-average common shares outstanding, basic	46,767,759	40,800,586	46,683,744	40,703,688
Dilutive effect of stock options	—	937,874	—	997,574
Weighted average common shares outstanding, diluted	46,767,759	41,738,460	46,683,744	41,701,262

Net income (loss) per share, basic	$(0.15)	$1.16	$(0.46)	$1.00
Net income (loss) per share, diluted	$(0.15)	$1.13	$(0.46)	$0.98

For the three and six months ended June 30, 2017 all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the three and six months ended June 30, 2016 there were no shares from the Company’s employee stock purchase plan that had a dilutive effect on shares outstanding.

4. Comprehensive Income  (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2017 and 2016, the only component of other comprehensive income (loss) is net unrealized gains (loss) on marketable securities.  There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2017 and 2016.

5. Marketable Securities

The Company’s marketable securities held as of June 30, 2017 and December 31, 2016 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$10,063	$—	$—	$10,063
Corporate Securities	154,634	2	(538)	154,098
Government Securities	214,108	7	(702)	213,413
	$378,805	$9	$(1,240)	$377,574

Reported as
Cash and cash equivalents				$10,063
Marketable securities				367,511
Total investments				$377,574

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$12,137	$—	$—	$12,137
Corporate Securities	182,394	6	(917)	181,483
Government Securities	207,986	44	(565)	207,465
	$402,517	$50	$(1,482)	$401,085

Reported as
Cash and cash equivalents				$12,137
Marketable securities				388,948
Total investments				$401,085

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
June 30, 2017	Cost	Fair Value
(in thousands)
Mature in one year or less	$177,542	$177,269
Mature after one year	191,200	190,242
	$368,742	$367,511

	Amortized	Estimated
December 31, 2016	Cost	Fair Value
(in thousands)
Mature in one year or less	$115,748	$115,608
Mature after one year	274,632	273,340
	$390,380	$388,948

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2017 and December 31, 2016 are as follows:

	Less than 12 months		12 months or greater
June 30, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$92,398	$(155)	$53,027	$(382)
Government Securities	75,803	(120)	122,269	(582)
	$168,201	$(275)	$175,296	$(964)

	Less than 12 months		12 months or greater
December 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$82,215	$(133)	$88,990	$(784)
Government Securities	17,573	(16)	149,694	(549)
	$99,787	$(149)	$238,684	$(1,333)

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

As of June 30, 2017, the total number of shares of common stock available for issuance under the 2013 Plan is 8,637,790, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,862,719 shares. As of June 30, 2017, a total of 4,790,350 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2017. As of June 30, 2017, we have issued a total of 255,992 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$1,416	$874	$2,884	$1,826
Research and development	2,032	1,159	3,723	2,167
	$3,448	$2,033	$6,607	$3,993

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2016	4,045,801	$11.95	7.82
Options granted	1,356,100	$22.65
Options forfeited	(76,606)	$15.60
Options exercised	(252,278)	$6.66
Balance at June 30, 2017	5,073,017	$15.02	7.92	$33,950
Exercisable	2,206,587	$10.22	6.60	$24,051

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $21.11 per share as of June 30, 2017.

Weighted average fair value of options granted during the three-month period ended June 30, 2017 and 2016 was $16.95 and $8.45 per share, respectively.  There were 1,138,000 options granted during the six-month period ended June 30, 2016. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2017 and 2016:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected term (years)	6.1	5.9	6.1	6.1
Expected volatility	88.9%	76.1%	89.2%	75.8%
Risk-free interest rate	1.91%	1.36%	2.04%	1.53%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8 - 79.8%	67.8 - 79.6%	67.8 - 79.8%	67.8 - 79.6%
Risk-free interest rate	.47% - 1.09%	.47% - .93%	.47% - 1.09%	.47% - .93%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2017 and 2016, the unamortized compensation expense related to unvested stock options was $35.4 million and $16.3 million, respectively. The remaining unamortized compensation expense will be recognized over the next three years. As of June 30, 2017 and 2016, the unamortized compensation expense under our ESPP was $242,305 and $491,000, respectively. The remaining unamortized expense will be recognized over the next 5.5 months.

7. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building. The amended lease provides for additional space with a 64-month term with an option to renew for an additional five years. The lease terms for the original space were not amended.

The Company also leases office space in San Diego, CA through June 2020. In June 2017, the Company entered into a new lease agreement for additional office space in San Diego. The new lease has a 61-month term beginning from the date of occupancy and includes an option to renew for an additional five years.

All leases are accounted for as non-cancellable operating leases and future minimum payments are as follows (in thousands):

Years ending December 31,
For the remainder of the fiscal year	$634
2018	2,546
2019	2,726
2020	2,388
2021	1,980
Thereafter	1,406

Rent expense for the six months ended June 30, 2017 and 2016 was $453,000 and $298,000 respectively.

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

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claim, Count II, for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement was reached without any party admitting wrong-doing. Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

On April 4, 2017, the Delaware Court of Chancery approved the Settlement between the parties. On May 1, 2017, the Company’s insurance carriers fully funded the settlement account.

We recognized legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued.  At December 31, 2016, we reported the $2.355 million settlement as a payable and reflected a receivable of the same amount for the insurance coverage.  This amount was paid by the insurance carrier on our behalf in May 2017.

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

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the six months ended June 30, 2017 and 2016.

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

The Company evaluated the Novartis Agreement and determined that it is a revenue arrangement with multiple deliverables or performance obligations. The Company’s substantive performance obligations under the Novartis Agreement include:

•	delivery of an exclusive license to commercialize XmAb14045 in worldwide territories outside the U.S., with worldwide co-exclusive rights with Xencor to research, develop and manufacture XmAb14045,
•	delivery of an exclusive license to commercialize XmAb13676 in worldwide territories outside the U.S., with worldwide co-exclusive rights with Xencor to research, develop and manufacture XmAb13676,
•	application of its bispecific technology to four Novartis selected target pair antibodies and delivery of four bispecific product candidates and,
•	delivery of a non-exclusive license to its Fc technologies: Cytotoxic, Xtend and Immune Inhibitor.

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

The total allocable consideration of $150 million was allocated to the deliverables based on the relative selling price method as follows:

*	$27.1 million to certain rights to the XmAb14045 Program,
*	$31.4 million to certain rights to the XmAb13676 Program,
*	$20.05 million to each of the four Global Discovery Programs, and,
*	$11.3 million to the Fc licenses

The Company recognized as license revenue the amount of the total allocable consideration allocated to the rights to the XmAb13676 and XmAb14045 Programs upon delivery of the exclusive license to Novartis both of which were transferred as of the effective date of the Novartis Agreement. At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open IND for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. No bispecific antibodies for Global Discovery Programs have been delivered as of June 30, 2017.

The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five-year research term beginning from the effective date of the Novartis Agreement.

During the three and six months ended June 30, 2017, we recognized $0.6 million and $1.1 million respectively. As of June 30, 2017, there is $89.2 million in deferred revenue related to the arrangement.

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

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

•	$13.75 million to the CD38 Program and,
•	$6.25 million to each of the five Discovery Programs

The Company recognized as collaboration revenue the amount of consideration allocated to the CD38 Programs upon delivery of the CD38 research material and data to Amgen in the fourth quarter of 2015.

During 2016, the Company recognized as collaboration revenue the amount of consideration for delivery of three Discovery Programs; the Company delivered bispecific antibody candidates for five Discovery Programs and Amgen elected to substitute one of the originally identified antibody candidates. There were no additional Discovery Programs delivered in the three and six months ended June 30, 2017 there were no additional substitutions of originally identified candidate by Amgen during the three and six months ended June 30, 2017.

During the three and six months ended June 30, 2017 we did not recognize any revenues. During the three and six months ended June 30,2016, we recognized $6.2 million and $12.5 million in revenue under this arrangement, respectively. As of June 30, 2017, there is $12.5 million in deferred revenue related to the arrangement.

MorphoSys Ag

In June 2010, we entered into a Collaboration and License Agreement with MorpohSys AG (MorphoSys), which we subsequently amended in March 2012. The agreement provided us an upfront payment of $13.0 million in exchange for an exclusive worldwide license to our patents and know‑how to research, develop and commercialize our XmAb5574 product candidate (subsequently renamed MOR208) with the right to sublicense under certain conditions. Under the agreement, we agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208. We determined that the arrangement was one with multiple deliverables and we identified the multiple elements in the agreement as the license of XmAb5574/MOR208 and the research and development services provided by us for the initial Phase 1 clinical trial. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties. We determined that the future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones. We completed all our responsibility with respect to the collaboration services under the arrangement in 2012 and MorphoSys is responsible for all further development of XmAb5574/MOR208.

In June 2017, MorphoSys initiated a Phase III clinical trial under the arrangement and we received a milestone payment of $12.5 million. We have recognized the payment as revenue in the period that the milestone event occurred.

During the three and six months ended June 30, 2017 we recognized $12.5 million under this arrangement. As of June 30, 2017, there is no deferred revenue related to this agreement.

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

During each of the three and six months ended June 30, 2017 and 2016 we recognized $25,000 and $50,000 of revenue respectively. As of June 30, 2017, there is $100,000 of deferred revenue related to this arrangement.

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

During each of the three and six months ended June 30, 2017 and 2016 we recognized $250,000 and $500,000 in revenues, respectively. As of June 30, 2017, we have deferred revenue related to this arrangement of $0.6 million.

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

We recognized the $2.5 million upfront payment as income over the two-year research term. The research funding was being recognized into income over the period that the services were being provided. We determined that future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones.

During the three and six months ended June 30, 2017 no revenue was recognized. During the three and six months ended June 30, 2016, we recognized $0.7 million and $1.4 million of revenue, respectively. As of June 30, 2017, we have no deferred revenue related to this arrangement.

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

During the three and six months ended June 30, 2017 we recognized zero and $3.5 million of revenue respectively. We did not recognize any revenues in each of the three and six months ended June 30, 2016. As of June 30, 2017, we have no deferred revenue related to this arrangement.

9. Income taxes

The provision for income taxes for the three- and six-month periods ended June 30, 2017 and 2016 represents the interim period tax allocation of the federal and state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards, The

Company has deferred tax assets consisting primarily of net operating loss and tax credit carryforwards that have been fully offset by a valuation allowance.

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies or product candidates to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies and drug candidates with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly owned product candidates and usually require limited resources or efforts from us.  There are currently eleven antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners, three of which are in Phase 3 trials.

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

We are also developing a pipeline of drug candidates around our bispecific technology. Within the past year, our two lead bispecific drug candidates entered into the Phase 1 stage of clinical development and we plan to file an IND for our third bispecific clinical candidate by the end of 2017 and enter the clinic in early 2018 with additional candidates entering into clinical development in 2018 and 2019.

In June 2016, we entered into the Novartis Agreement which included a $150 million upfront payment and up to $2.4 billion in potential development, regulatory and sales milestones. As part of the Agreement, we will apply our bispecific technology to up to four target pair antibodies selected, available for exclusive license to Novartis and not subject to a Xencor internal program.

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

In September 2015, we entered into the Amgen Agreement which included a $45 million upfront payment and up to $1.7 billion in future development, regulatory and sales milestones if all programs under the agreement advance into development. In connection with the Amgen Agreement, we are applying our bispecific technology to up to five previously identified molecules identified by Amgen and approved by us. We are applying our bispecific technology to each of the five identified programs and returning the bispecific product candidates to Amgen, who is assuming full responsibility for further testing, development and commercialization. Assuming successful development and commercialization of each bispecific compound, we could receive up to $260.5 million in milestones which include $35.5 million in development milestones, $55 million in regulatory milestones and $170 million in sales milestones. If commercialized, we are eligible to receive mid to high-single digit royalties on global net sales of approved products. Through June 30, 2017 we have delivered five bispecific product candidates to Amgen under the Agreement.

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

As of June 30, 2017, we had an accumulated deficit of $260 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

In March 2016, we initiated enrollment for two Phase 2 trials for XmAb5871, one trial in IgG4-Related Disease (IgG4-RD) and a trial in Systemic Lupus Erythematosus (SLE or Lupus). In July 2016 we initiated a Phase 1 trial with a subcutaneous formulation of XmAb5871.

In May 2017, we received Orphan Drug designation from the U.S. Food and Drug Administration for XmAb5871 for the treatment of IgG4-Related Disease.

IgG4-RD: In January 2017 we completed planned enrollment of 15 patients in a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD with scheduled treatment up to 24 weeks. To increase clinical and biomarker data collection, an additional five patients were enrolled beginning in April 2017 and the trial closed by June 2017. The primary objective of the study is to evaluate the effect of every other week IV administration of XmAb5871 using the recently reported IgG4-RD Responder Index in patients with active IgG4-RD. Secondary objectives are to determine the safety and tolerability profile and to characterize the pharmacokinetics (PK) and immunogenicity of every other week IV administration of XmAb5871.

We presented interim data from the Phase 2 trial in June 2017 at the Annual European Congress of Rheumatology for the 15 patients that had been enrolled and were evaluable through April 18,  2017, the date selected for cut-off of the interim data review.  The preliminary data indicated that XmAb5871 was well tolerated by patients receiving drug in the study. As of the cut-off date, no serious adverse events (AEs) related to XmAb5871 were reported, with all XmAb5871-related AE’s graded as mild or moderate and no AE reported in more than two patients. One patient discontinued the study as the result of an AE. This patient developed a Grade 2 (moderate) hypersensitivity reaction with rash and arthritis, commonly referred to as serum sickness, following the fifth infusion. The event quickly resolved without the need for medical management. This patient was subsequently found to have developed anti-drug antibodies.

Interim efficacy data from the trial was very encouraging. As of the cut-off date, 10 patients have completed the study, three of whom discontinued, and five patients are ongoing. Fourteen of the fifteen patients (93%) dosed with XmAb5871 have had a response to XmAb5871 therapy of greater than or equal to a two-point reduction in the IgG4-RD Responder Index (protocol defined response), 12 of them within two weeks of the first dose. At two weeks following the last dose, five patients had an IgG4-RD Responder Index of zero and were on no corticosteroid therapy between months 2-6 (protocol defined remission). In addition, a sixth patient achieved remission in the post-therapy follow-up period. All five of the patients that either entered the study on corticosteroids or that were administered corticosteroids at the beginning of the study have been able to taper and discontinue corticosteroids within two months of the start of the study.

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

We expect to provide top line data from the initially planned 15 patients in this trial in the second half of 2017.

In October 2016, we also completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous formulation. XmAb5871 was safe and well-tolerated as a subcutaneous injection in this trial. Pharmacokinetics and bioavailability data from the trial support an every other week dosing schedule. Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation.

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

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial of XmAb7195, in which healthy volunteers received a single intravenous (IV) dose. In 2015, we continued the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels, and in June 2015, we announced an expansion of the trial, adding cohorts of subjects that receive two IV doses of XmAb7195. We announced complete data from these studies in May 2016. In September 2016, we initiated a multi-dose Phase 1b trial for XmAb7195 with a subcutaneous formulation. The first part of this trial is dosing healthy volunteers with a subcutaneous formulation of XmAb7195. The second part of the trial is dosing atopic patients with the subcutaneous formulation of XmAb7195 which we began in October 2016.We expect to provide top line data from this trial in the second half of 2017.

XmAb Bispecific Pipeline

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. In September 2016, we dosed the first patient in a Phase 1 clinical trial for XmAb14045, our first bispecific oncology candidate, for the treatment of acute myeloid leukemia (AML).  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML.

XmAb13676 is our second bispecific oncology candidate. In February 2017, we dosed the first patient in a Phase 1 clinical trial for XmAb13676. XmAb13676 is a tumor-targeted antibody that contains both a B-cell tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.

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

XmAb18087 is our third CD3 bispecific oncology candidate and it targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors. We plan to file an IND in 2017 and initiate a clinical trial for XmAb18087 in early 2018.

XmAb20717 is our initial checkpoint inhibitor candidate that is being developed using our bispecific technology platform. XmAb20717 targets PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors. We plan to file an IND for this compound in early 2018 and initiate clinical trials in 2018.

Out-Licensed Compounds

In addition to our wholly-owned compounds in clinical development, we have used our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate additional milestone payments and royalties to support our internal development efforts. These include XmAb5574/MOR208 (now MOR208) licensed to MorphoSys, and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, which we developed and licensed to Amgen. In June 2017, MorphoSys commenced a Phase 3 trial for which we recorded $12.5 million in milestone revenues.

Primary Stage of
Program	Target	Fc Domain	Indication	Development	Partner

XmAb5574/MOR208	CD19	Cytotoxic	CLL/NHL/ALL	Phase 3	Morphosys
XmAb13551	CD38 x CD3	Bispecific	Myeloma	Preclinical	Amgen

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended
	June 30,
	2017	2016	Change
Revenues:
Research collaboration	$—	$7.2	$(7.2)
Licensing	0.8	58.8	(58.0)
Milestone	12.5	—	12.5
Total revenues	$13.3	$66.0	$(52.7)
Operating expenses:
Research and development	16.9	14.4	2.5
General and administrative	4.1	3.0	1.1
Total operating expenses	21.0	17.5	3.6
Other income, net	1.1	0.4	0.7
Income (loss) before income tax expense	(6.6)	48.9	(55.6)
Income tax expense	0.3	1.7	(1.4)
Net income (loss)	$(6.9)	$47.2	$(54.2)

Revenues

Research collaboration revenues decreased by $7.2 million in the three months ended June 30, 2017 over 2016 amounts primarily due to revenue recognized under the Amgen Agreement in 2016.

Licensing revenues were $58 million lower during the three months ended June 30, 2017 compared to the same period in 2016 primarily due to revenue recognized under our Novartis Agreement in 2016.

Milestone revenues for three months ended June 30, 2017 were earned from our Morphosys collaboration. There were no milestone revenues for the three months ended June 30, 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended
	June 30,
	2017	2016	Change
Product programs:
XmAb5871	$4.7	$4.5	$0.2
XmAb7195	1.0	2.2	(1.2)
Bi-specific	9.7	7.0	2.7
Early research and discovery	1.5	0.7	0.8
Total research and development expenses	$16.9	$14.4	$2.5

Research and development expenses increased by $2.5 million for the three months ended June 30, 2017 over the same period in 2016 as we continue to advance our initial bispecific candidates XmAb14045 and XmAb13676 into clinical development as well as development activities for the next two bispecific candidates XmAb18087 and XmAb20717. Increases in research and development spending on our XmAb5871 and early discovery research programs were offset by reduced spending on our XmAb7195 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended
	June 30,
	2017	2016	Change
General and administrative	$4.1	$3.0	$1.1

General and administrative expenses increased by $1.1 million for the three months ended June 30, 2017 over the same period in 2016 primarily due to an increase in stock-based compensation costs offset by reimbursement of legal costs to the litigation described in Part II item 1.

Other Income, Net

Other income, net was $1.1 million for the three months ended June 30, 2017 compared to $358,000 for the same period in 2016 reflecting interest income on our investment in marketable securities.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended
	June 30,
	2017	2016	Change
Revenues:
Research collaboration	$—	$14.1	$(14.1)
Licensing	1.7	59.1	(57.4)
Milestone	16.0	—	16.0
Total revenues	$17.7	$73.2	$(55.5)

Operating expenses:
Research and development	32.0	24.4	7.6
General and administrative	8.9	7.0	1.9
Total operating expenses	40.9	31.4	9.5
Other income, net	2.1	0.7	1.4
Income (loss) before taxes	(21.1)	42.5	(63.6)
Income tax provision	0.4	1.7	(1.3)
Net income (loss)	$(21.5)	$40.8	$(62.3)

Revenues

Research collaboration revenues for the six months ended June 30, 2017 decreased by $14.1 million compared to the same period in 2016 primarily due to revenue recognized under our Amgen Agreement in 2016.

Licensing revenues for the six months ended June 30, 2017 decreased by $57.4 million compared to the same period in 2016 primarily due to revenue recognized from our Novartis Agreement in 2016.

Milestone revenues for the six months ended June 30, 2017 were earned from our MorphoSys and CSL collaborations. There were no milestone revenues for the same period in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended
	June 30,
	2017	2016	Change
Product programs:
XmAb5871	$8.2	$8.0	$0.2
XmAb7195	2.0	3.2	(1.2)
Bi-specific	18.9	11.9	7.0
Early research and discovery	2.9	1.3	1.6
Total research and development expenses	$32.0	$24.4	$7.6

Research and development expenses increased by $7.6 million for the six months ended June 30, 2017 over the same period in 2016 as we continue to advance our initial bispecific candidates XmAb14045 and XmAb13676 into clinical development as well as development activities for the next two bispecific candidates XmAb18087 and XmAb20717. Increased spending on our early discovery research programs was offset by reduced spending on our XmAb7195 program

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended
	June 30,
	2017	2016	Change
General and administrative	$8.9	$7.0	$1.9

General and administrative expenses increased by $1.9 million for the six months ended June 30, 2017 over the same period in 2016 primarily due to an increase in stock-based compensation costs offset by reimbursement of legal costs to the litigation described in Part II item 1.

Other Income, Net

Other income, net was $2.1 million for the six months ended June 30, 2017 compared to $693,000 for the same period in 2016 reflecting interest income on our investment in marketable securities

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash (used in) provided by:
Operating activities	$(23,508)	$(23,669)	$161
Investing activities	18,078	18,283	(205)
Financing activities	2,122	673	1,449
Net decrease in cash	$(3,308)	$(4,713)	$1,405

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 decreased by $161,000 over amounts reported for the six months ended June 30, 2016 reflecting lower deferred revenue and accounts receivable in the June 2017 period.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and, purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2017 decreased by 205,000 over amounts reported for the period ended and June 30, 2016.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 increased by $1.4  million over the same period in 2016 which reflects additional proceeds received from stock option exercises and issuance of common stock pursuant to our Employee Stock Purchase Plan in 2017.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity and convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

On March 3, 2015, we finalized the sale of 8,625,000 shares of common stock at an offering price of $14.25 per share, resulting in net proceeds of approximately $115.2 million, after deducting underwriting discounts, commissions and offering expenses. In September 2015, we received a $45 million upfront payment in connection with the 2015 Amgen Agreement.

In July 2016, we received a $150 million upfront payment in connection with the Novartis Agreement.

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

As of June 30, 2017, we had $378.7 million of cash, cash equivalents and marketable securities compared to $168.8 million at June 30, 2016. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2017.

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

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2017.

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

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims, Count II, for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement was reached without any party admitting wrong-doing.  Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

On April 4, 2017, the Delaware Chancery Court approved the Settlement between the parties. On May 1, 2017, the Company’s insurance carriers fully funded the settlement account.

We recognized legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. At December 31, 2016, we reported the outstanding settlement amount of $2.355 million as a payable and reflected a receivable of the same amount for the insurance coverage that will fund the settlement.  This amount was paid by the insurance carrier on our behalf in May 2017.

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

Dated: August 7, 2017

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

10.1*

Office Lease dated June 21, 2017 by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017).

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