Form 10-Q
period 2017-09-30
Xencor Inc
filed 2017-11-08
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2017
Common stock, $0.01 par value	46,960,847

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended September  30, 2017

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

PART I — FINANCIAL INFORMATION

Item1. Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$13,634	$14,528
Marketable securities	196,318	115,608
Accounts receivable	831	8,616
Prepaid expenses and other current assets	7,027	2,901
Total current assets	217,810	141,653
Property and equipment, net	6,085	3,105
Patents, licenses, and other intangible assets, net	11,043	10,362
Marketable securities - long term	163,052	273,340
Other assets	265	103
Total assets	$398,255	$428,563
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,602	$3,880
Accrued expenses	4,636	6,692
Current portion of deferred rent	—	128
Current portion of deferred revenue	89,088	95,521
Income taxes	—	65
Total current liabilities	100,326	106,286
Deferred rent, less current portion	1,202	397
Deferred revenue, less current portion	6,188	7,926
Total liabilities	107,716	114,609
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2017 and December 31, 2016; 46,955,365 issued and outstanding at September 30, 2017 and 46,567,978 issued and outstanding at December 31, 2016	470	466
Additional paid-in capital	566,609	553,290
Accumulated other comprehensive loss	(1,097)	(1,441)
Accumulated deficit	(275,443)	(238,361)
Total stockholders’ equity	290,539	313,954
Total liabilities and stockholders’ equity	$398,255	$428,563

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017		2016

Revenue
Collaborations, licenses and milestones	$7,090	$7,821		$24,771	$81,080
Operating expenses
Research and development	19,408	14,069		51,376	38,512
General and administrative	4,172	3,007		13,074	10,000
Total operating expenses	23,580	17,076		64,450	48,512
Income (loss) from operations	(16,490)	(9,255)		(39,679)	32,568
Other income (expenses)
Interest income	1,048	579		3,142	1,306
Interest expense	(3)	(2)		(8)	(39)
Other income	56	3		86	5
Total other income, net	1,101	580		3,220	1,272

Income (loss) before income taxes	(15,389)	(8,675)		(36,459)	33,840
Income tax expense (benefit)	173	(598)		623	1,150
Net income (loss)	(15,562)	(8,077)		(37,082)	32,690

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	143	(466)		344	266
Comprehensive income (loss)	$(15,419)	$(8,543)		$(36,738)	$32,956

Basic net income (loss) per common share	$(0.33)	$(0.20)	$	$ (0.79)	$0.80
Diluted net income (loss) per common share	$(0.33)	$(0.20)	$	$ (0.79)	$0.78

Basic weighted average common shares outstanding	46,929,498	41,033,973		46,766,562	40,814,587
Diluted weighted average common shares outstanding	46,929,498	41,033,973		46,766,562	41,861,361

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09 (see note 1)	—	—	401	—	(401)	—
Balance December 31, 2016 as restated	46,567,978	466	553,290	(1,441)	(238,361)	313,954
Issuance of common stock upon exercise and vesting of stock awards	352,881	4	2,665	—	—	2,669
Issuance of common stock under the Employee Stock Purchase Plan	34,506	—	443	—	—	443
Comprehensive income (loss)	—	—	—	344	(37,082)	(36,738)
Stock-based compensation	—	—	10,211	—	—	10,211
Balance, September 30, 2017 (unaudited)	46,955,365	$470	$566,609	$(1,097)	$(275,443)	$290,539

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(37,082)	$32,690
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,420	999
Amortization of premium on marketable securities	2,148	1,398
Stock-based compensation	10,211	5,858
Abandonment of capitalized intangible assets	273	107
Gain on disposal of assets	(2)	—
Gain on sale of marketable securities available for sale	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	7,785	(3,044)
Interest receivable	(588)	(541)
Prepaid expenses and other assets	(3,971)	(2,288)
Accounts payable	2,722	934
Accrued expenses	(2,056)	2,902
Income taxes	(65)	400
Deferred rent	359	(62)
Deferred revenue	(8,171)	71,058
Net cash (used in) provided by operating activities	(27,017)	110,405
Cash flows from investing activities
Purchase of marketable securities	(49,203)	(202,147)
Purchase of intangible assets	(1,520)	(1,207)
Purchase of property and equipment	(3,834)	(1,233)
Proceeds from sale of property and equipment	2	—
Proceeds from sale and maturities of marketable securities	77,566	95,205
Net cash provided by (used in) investing activities	23,011	(109,382)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	2,669	948
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	443	226
Net cash provided by financing activities	3,112	1,174
Net (decrease) increase in cash and cash equivalents	(894)	2,197
Cash and cash equivalents, beginning of period	14,528	12,590
Cash and cash equivalents, end of period	$13,634	$14,787

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8	$—
Income taxes	$790	$760
Supplemental disclosures of non-cash investing activities
Unrealized gain on marketable securities, net of tax	$344	$266

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2017

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified.  In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures of awards in the period that they occur. We adopted the new standard on January 1, 2017 and established an accounting policy election to account for forfeitures when they occur. We applied the modified retrospective approach which resulted in a cumulative-effect adjustment of an increase of $0.4 million to accumulated deficit and additional paid-in capital. The adoption will result in periodic adjustments in the recognition of stock compensation expense associated with forfeitures in the period in which they occur. The remaining aspects of adopting ASU 2016-09 did not have a material impact on our financial statement position or results from operations.

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

The Company has reviewed the new standard and its current and prior revenue arrangements and determined that there are several provisions in the new standard that may affect its revenue recognition related to such arrangements. Many of the Company’s collaboration arrangements include licensing of intellectual property for rights to certain of its technologies or drug candidates. Additionally, many of these arrangements include upfront payments and potential future payments from partners for future development, regulatory and sales milestones and royalties on sales of approved products. The new standard makes changes to both revenue recognition for licensing of intellectual property and potential milestone revenue for future payments.

We believe that these provisions will have the following impact on contract revenues from our collaboration and license agreements:

1)

changes in the period of revenue recognition for licensing of intellectual property that are functional and distinct performance obligations. While revenue from these contracts was recognized over the term of access to the license or technology under the revenue recognition guidance in place at the contract’s inception, revenue recognition under the new guidance may result in revenue related to such agreements recognized at a point in time. This could change the period of time that we recognize revenue related to the licensing of our intellectual property.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the fair market value is below the amortized cost. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect the adoption to have a material impact on our results of operations or financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated. Classification will depend on the predominant source or use. The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We continue to review the requirements of this standard and any potential impact it may have on our cash flow statement.

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

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximates their fair value due to their short term maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2017			December 31, 2016
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$9,330	$9,330	$—	$12,137	$12,137	$—
Corporate Securities	148,095	—	148,095	181,483	—	181,483
Government Securities	211,275	—	211,275	207,465	—	207,465
	$368,700	$9,330	$359,370	$401,085	$12,137	$388,948

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three and nine months ended Septemer 30, 2017 and 2016, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except share
	and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(15,562)	$(8,077)	$(37,082)	$32,690
Denominator:
Weighted-average common shares outstanding, basic	46,929,498	41,033,973	46,766,562	40,814,587
Dilutive effect of stock options	—	—	—	1,046,774
Weighted average common shares outstanding, diluted	46,929,498	41,033,973	46,766,562	41,861,361

Net income (loss) per share, basic	$(0.33)	$(0.20)	$(0.79)	$0.80
Net income (loss) per share, diluted	$(0.33)	$(0.20)	$(0.79)	$0.78

For the three and nine months ended September 30, 2017 all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the three months ended September 30, 2016 all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the nine months ended September 30, 2016, there were no shares from the Company’s employee stock purchase plan that had a dilutive effect on shares outstanding.

4. Comprehensive Income  (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2017 and 2016, the only component of other comprehensive income (loss) is net unrealized gains (loss) on marketable securities.  There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2017 and 2016.

5. Marketable Securities

The Company’s marketable securities held as of September 30, 2017 and December 31, 2016 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$9,330	$—	$—	$9,330
Corporate Securities	148,514	1	(420)	148,095
Government Securities	211,943	—	(668)	211,275
	$369,787	$1	$(1,088)	$368,700

Reported as
Cash and cash equivalents				$9,330
Marketable securities				359,370
Total investments				$368,700

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$12,137	$—	$—	$12,137
Corporate Securities	182,394	6	(917)	181,483
Government Securities	207,986	44	(565)	207,465
	$402,517	$50	$(1,482)	$401,085

Reported as
Cash and cash equivalents				$12,137
Marketable securities				388,948
Total investments				$401,085

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
September 30, 2017	Cost	Fair Value
(in thousands)
Mature in one year or less	$196,599	$196,318
Mature after one year	163,859	163,052
	$360,458	$359,370

	Amortized	Estimated
December 31, 2016	Cost	Fair Value
(in thousands)
Mature in one year or less	$115,748	$115,608
Mature after one year	274,632	273,340
	$390,380	$388,948

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2017 and December 31, 2016 are as follows:

	Less than 12 months		12 months or greater
September 30, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$101,803	$(118)	$46,292	$(301)
Government Securities	94,515	(163)	116,760	(506)
	$196,318	$(281)	$163,052	$(807)

	Less than 12 months		12 months or greater
December 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$82,215	$(133)	$88,990	$(784)
Government Securities	17,573	(16)	149,694	(549)
	$99,787	$(149)	$238,684	$(1,333)

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

As of September 30, 2017, the total number of shares of common stock available for issuance under the 2013 Plan is 8,537,187, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,862,719 shares. As of September 30, 2017, a total of 4,872,350 options had been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2017. As of September 30, 2017, we have issued a total of 255,992 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$1,422	$874	$4,305	$2,699
Research and development	2,183	992	5,906	3,159
	$3,605	$1,866	$10,211	$5,858

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2016	4,045,801	$11.95	7.82
Options granted	1,438,100	$22.62
Options forfeited	(86,856)	$16.36
Options exercised	(352,881)	$7.56
Balance at September 30, 2017	5,044,164	$15.23	7.84	$39,529
Exercisable	2,346,147	$10.61	6.72	$28,912

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $22.92 per share as of September 30, 2017.

Weighted average fair value of options granted during the nine-month period ended September 30, 2017 and 2016 was $16.91 and $9.26 per share, respectively.  There were 1,275,000 options granted during the nine-month period ended September 30, 2016. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2017 and 2016:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term (years)	6.1	6.1	6.1	6.1
Expected volatility	96.7%	79.3%	89.8%	76.2%
Risk-free interest rate	1.95%	1.23%	2.03%	1.50%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8 - 79.8%	67.8 - 79.6%	67.8 - 79.8%	67.8 - 79.6%
Risk-free interest rate	.47% - 1.09%	.47% - .93%	.47% - 1.09%	.47% - .93%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2017, the unamortized compensation expense related to unvested stock options was $33.3 million. The remaining unamortized compensation expense will be recognized over the next three years. As of September 30, 2017, the unamortized compensation expense under our ESPP was $102,176. The remaining unamortized expense will be recognized over the next 2.5 months.

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

All leases are accounted for as non-cancellable operating leases and future minimum payments are as follows (in thousands):

Years ending December 31,
For the remainder of the fiscal year	$304
2018	2,546
2019	2,726
2020	2,388
2021	1,980
Thereafter	1,406

Rent expense for the nine months ended September 30, 2017 and 2016 was $1.1 million and $468,000 respectively.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken during the 2013 time period.

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

8. Collaboration and Licensing Agreements

Following is a summary description of the arrangements that generated revenue in the nine months ended September 30, 2017 and 2016.

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

The Company recognized as license revenue the amount of the total allocable consideration allocated to the rights to the XmAb13676 and XmAb14045 Programs upon delivery of the exclusive license to Novartis both of which were transferred as of the effective date of the Novartis Agreement. At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open investigational new drug application (IND) for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. No bispecific antibodies for Global Discovery Programs have been delivered as of September 30, 2017.

The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five-year research term beginning from the effective date of the Novartis Agreement.

During the three and nine months ended September 30, 2017, we recognized $0.6 million and $1.7 million of revenue, respectively. As of September 30, 2017, there is $88.6 million in deferred revenue related to the arrangement.

Amgen, Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen, Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3 (the CD38 Program). The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45.0 million upfront payment from Amgen and is eligible to receive up to $1.7 billion in future development, regulatory and sales milestones in total for all six programs and is eligible to receive royalties on any global net sales of products.

In the fourth quarter ended December 31, 2015, the Company transferred the research material and data related to its CD38 Program to Amgen. Amgen will assume full responsibility for the further development and commercialization of product candidates under the CD38 Program. Assuming successful development and commercialization of a product, the Company could receive up to $355 million in milestones payments which include $55 million in development milestones, $70 million in regulatory milestones and, $230 million in sales milestones. If commercialized, the Company is eligible to receive from high single-digit up to low double-digit percentage royalties on global net sales of approved products under the CD38 Program.

Pursuant to the Amgen Agreement, for each of the five Discovery Programs the Company will apply its bispecific technology to antibody molecules provided by Amgen that bind Discovery Program Targets and return the bispecific product candidates to Amgen for further testing, development and commercialization. Subject to approval by Xencor, Amgen has the right to substitute up to three of the previously identified targets during the research term if Amgen has not initiated non-human primate studies with the Xencor provided bispecific candidate. Amgen’s right to substitute an identified target will expire two years from the effective date of the Agreement, provided that the Company delivers all five original Discovery Programs to Amgen within twelve months of the effective date. The initial research term is three years from the date of the Amgen Agreement but Amgen, at its option, may request an extension of one year if Xencor has not completed delivery of all five Discovery Program bispecific candidates to Amgen.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs. Assuming successful development and commercialization of each Discovery Program compound, the Company could receive up to $260.5 million in milestones for each compound which include $35.5 million in development milestones, $55.0 million in regulatory milestones and $170.0 million in sales milestones. If commercialized, the Company is eligible to receive mid to high single-digit percentage royalties on global net sales of approved products.

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

The total allocable consideration of $45 million was allocated to the deliverables based on the relative selling price method as follows:

•	$13.75 million to the CD38 Program and

•	$6.25 million to each of the five Discovery Programs

The Company recognized as collaboration revenue the amount of consideration allocated to the CD38 Programs upon delivery of the CD38 research material and data to Amgen in the fourth quarter of 2015.

During 2016, the Company recognized as collaboration revenue the amount of consideration for delivery of three Discovery Programs. The Company completed delivery of bispecific antibody candidates for all five Discovery Programs by the September 15, 2016 one-year anniversary date of the Amgen Agreement. Amgen elected to substitute one of the originally identified antibody candidates in the first quarter of 2016.

There were no additional Discovery Programs delivered in the three and nine months ended September 30, 2017. Amgen elected to substitute one of the originally identified candidate during the three months ended September 30, 2017. Through September 30, 2017, Amgen had exercised its option to substitute two of the originally identified candidates and its option to substitute a third candidate lapsed effective September 15, 2017.

During each of the three and nine months ended September 30, 2017, we recognized $6.25 million of revenues. During the three and nine months ended September 30, 2016, we recognized $6.3 million and $18.8 million in revenue under this arrangement, respectively. As of September 30, 2017, there is $6.25 million in deferred revenue related to the arrangement.

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

During the three and nine months ended September 30, 2017 we recognized $0 and $12.5 million in revenue, respectively, under this arrangement. No revenue was recognized during the three and nine months ended September 30, 2016. As of September 30, 2017, there is no deferred revenue related to this agreement.

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

During each of the three and nine months ended September 30, 2017 we recognized $25,000 and $75,000 of revenue, respectively. During the three and nine months ended September 30, 2016 we recognized $25,000 and $75,000 of revenue, respectively. As of September 30, 2017, there is $75,000 of deferred revenue related to this arrangement.

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

In December 2016, Alexion achieved a Phase 3 clinical development milestone for an undisclosed target for which we received a $5.0 million milestone payment.

During the three and nine months ended September 30, 2017 we recognized $250,000 and $750,000 in revenues, respectively. During the three and nine months ended September 30, 2016 we recognized $250,000 and $750,000 of revenue respectively. As of September 30, 2017, we have deferred revenue related to this arrangement of $0.3 million.

Novo Nordisk A/S

In December 2014, we entered into a collaboration and license agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement we granted Novo a research license to use certain Xencor technologies including our bispecific, Fcy-IIb, Xtend and other technologies during a two-year research term. Pursuant to the agreement we received a $2.5 million upfront payment and funding for research support during the research term.

We recognized the $2.5 million upfront payment as income over the two-year research term. The research funding was being recognized into income over the period that the services were being provided. We determined that future milestone payments were substantive and contingent and we did not allocate any of the upfront consideration to these milestones.

During the three and nine months ended September 30, 2017 no revenue was recognized. During the three and nine months ended September 30, 2016, we recognized $0.7 million and $2.1 million of revenue, respectively. As of September 30, 2017, we have no deferred revenue related to this arrangement.

CSL Limited

In February 2009, we entered into a research license and commercialization agreement with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to our Fc Cytotoxic technology and options to non-exclusive commercial licenses. CSL elected to exercise one commercial license for a compound, CSL362.

In 2013 CSL sublicensed CSL362 (now called talacotuzumab) to Janssen Biotech Inc. (Janssen Biotech). In March 2017, CSL, through its sub-licensee, Janssen Biotech, initiated a Phase 3 clinical trial for CSL362. In connection with the Phase 3 clinical trial initiation, we received a milestone payment of $3.5 million.

During the three and nine months ended September 30, 2017 we recognized $0 and $3.5 million of revenue, respectively. We did not recognize any revenues in each of the three and nine months ended September 30, 2016. As of September 30, 2017, we have no deferred revenue related to this arrangement.

9. Income taxes

The provision for income taxes for the three- and nine-month periods ended September 30, 2017 and 2016 represents the interim period tax allocation of the federal and state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards, The Company has deferred tax assets consisting primarily of net operating loss and tax credit carryforwards that have been fully offset by a valuation allowance.

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies or product candidates to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies and drug candidates with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly owned product candidates and usually require limited resources or efforts from us.  There are currently eleven antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners, two of which are in Phase 3 trials.

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

We are also developing a pipeline of drug candidates around our bispecific technology. Within the past eighteen months, our two lead bispecific drug candidates entered into the Phase 1 stage of clinical development and we have an open IND for our third bispecific clinical candidate for which we expect to start clinical trials in early 2018 with additional candidates entering into clinical development in 2018 and 2019.

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

As of September 30, 2017, we had an accumulated deficit of $275 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

In March 2016, we initiated enrollment for two Phase 2 trials for XmAb5871, one trial in IgG4-Related Disease (IgG4-RD) and a trial in Systemic Lupus Erythematosus (SLE or Lupus). In July 2016, we initiated a Phase 1 trial with a subcutaneous formulation of XmAb5871.

In May 2017, we received Orphan Drug designation from the U.S. Food and Drug Administration for XmAb5871 for the treatment of IgG4-Related Disease.

IgG4-RD:  In January 2017 we completed planned enrollment of 15 patients in a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD with scheduled treatment up to 24 weeks. To increase clinical and biomarker data collection, an additional five patients were enrolled beginning in April 2017 and the trial closed enrollment by June 2017. The primary objective of the study is to evaluate the effect of every other week IV administration of XmAb5871 using the recently reported IgG4-RD Responder Index (IgG4-RD RI) in patients with active IgG4-RD. Secondary objectives are to determine the safety and tolerability profile and to characterize the pharmacokinetics (PK) and immunogenicity of every other week IV administration of XmAb5871.

We will present final data from the Phase 2 trial in November 2017 at the American College of Rheumatology Annual Meeting for the 15 patients that had been enrolled as of January 2017.  The data indicated that XmAb5871 was well tolerated by patients receiving drug in the study.  One patient had a serious adverse event (AE) of pneumonia and recurrent pneumonia due to lack of compliance, which were unrelated to study drug (the patient completed the study). All other XmAb5871-related AE’s were graded as mild or moderate and no treatment related AE was reported in more than two patients. One patient discontinued the study as the result of an AE. This patient developed a Grade 2 (moderate) hypersensitivity reaction with rash and arthritis, commonly referred to as serum sickness, following the fifth infusion. The event quickly resolved without the need for medical management. This patient was subsequently found to have developed anti-drug antibodies.

Efficacy data from the trial was very encouraging. Twelve of the 15 patients completed all scheduled doses and follow up and three discontinued early. All 12 of the patients that completed therapy achieved the primary endpoint of at least a 2-point reduction in IgG4-RD Responder Index on day 169. Fourteen of the 15 patients (93%) dosed with XmAb5871 had a response to XmAb5871 therapy of greater than or equal to a two-point reduction in the IgG4-RD Responder Index (protocol defined response), at some point in the study, 12 of them within two weeks of the first dose. At two weeks following the last dose, eight patients had an IgG4-RD Responder Index of zero and were on no corticosteroid therapy between months 2-6 (protocol defined remission). In addition, the remaining four patients achieved an IgG4-RD Responder Index score of <=4 at Day 169. All five of the patients that either entered the study on corticosteroids or that were administered corticosteroids at the beginning of the study were able to taper and discontinue corticosteroids within two months of the start of the study.

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

We believe that this promising data from the Phase 2 trial warrants further clinical development of XmAb5871 in treating IgG4-RD and we are planning such development.

Xencor met with the Division of Pulmonary, Allergy and Respiratory Products (DPARP) of the U.S. Food and Drug Administration (FDA) in a Type B End of Phase 2 meeting in July 2017 to discuss the optimal pathway to advance XmAb5871 into Phase 3 development in IgG4-RD. The meeting resulted in guidance on endpoint definition and a path forward for Phase 3 development in IgG4-RD, which the FDA recognizes as a new disease entity with no regulatory precedence for an approval pathway. Based on the Phase 2 results and these preliminary discussions with DPARP, a randomized, placebo-controlled, double-blinded Phase 3 trial of approximately 250-350 patients evaluating the addition of XmAb5871 to standard of care is planned to initiate in the second half of 2018. Xencor also intends to seek scientific advice from the European Medicines Agency in early 2018.

In October 2016, we also completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous formulation. XmAb5871 was safe and well-tolerated as a subcutaneous injection in this trial. Pharmacokinetics and bioavailability data from the trial support an every-other-week dosing schedule. Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation.

SLE:  We are also enrolling a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials; XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  The trial will enroll approximately 90 subjects, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks. We expect to provide initial data from this trial in late 2018.

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

In September 2016, we initiated a multi-dose Phase 1b trial for XmAb7195 with a subcutaneous (SC) formulation. The first part of this study was an open-label bioequivalence trial evaluating four once-weekly doses of SC XmAb7195 ranging from 0.1 to 1.0 mg/kg in cohorts of six healthy volunteers. The second part of the trial, which we began in October 2016, was a randomized, double-blinded, placebo-controlled multiple-ascending dose study in atopic patients of SC XmAb7195 at doses of 1.5 and 2.0 mg/kg.  Half-life of SC XmAb7195 ranged from 3.6 - 4.9 days, comparable to the previously reported half-life of 3.9 days of intravenously administered XmAb7195.  Bioavailability after the fourth dose exceeded 50%, which is typical for monoclonal antibodies, and drug concentration levels increased with successive doses

Subcutaneous administration of XmAb7195 was well tolerated. No severe AEs or serious treatment-emergent AEs occurred during the study. The most frequently occurring treatment-emergent AEs were injection-site related, including erythema, pruritis and/or urticaria, and most were mild.  No diffuse urticaria or other systemic hypersensitivity reactions were reported.  No apparent effect of SC XmAb7195 on platelet count was seen when dosed at 0.1 - 1.0 mg/kg weekly for four weeks.  At 1.5 - 2.0 mg/kg weekly for four weeks mild platelet count reductions were observed. Four of 15 patients in the 2.0 mg/kg group had at least one platelet count of less than 150 x 103/μL at some time point.  The lowest count observed was 126 x 103/μL, and a recovery to within normal range occurred within a few days of the dose.

In 23 of 27 (85%) subjects with detectable baseline free IgE (≥ 9.59 ng/mL); (median 76.2 ng/mL, range: 17.4-846 ng/mL), treated with 4 weekly SC XmAb7195 doses of 0.3 to 2.0 mg/kg, free IgE was suppressed to below the limit of quantitation (BLQ) at some time point during the treatment period. In 20 (74%) subjects, once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least 7 days following the last dose. Similarly, in the subgroup of atopic subjects, 14 of 14 (100%) subjects with detectable baseline free IgE (median 150.0 ng/mL, range: 46.4-846 ng/mL) treated with 4 weekly SC XmAb7195 doses of 1.5 to 2.0 mg/kg, free IgE was suppressed to BLQ at some time point during the treatment period. In 12 (86%) atopic subjects, once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least 7 days following the last dose.

In 28 of 31 (90%) subjects with detectable baseline total IgE (≥ 2.0 IU/mL),); (median 68.1 IU/mL, range: 7.13-736 IU/mL) treated with 4 weekly SC XmAb7195 doses of 0.3 to 2.0 mg/kg, total IgE was suppressed to below the limit of quantitation (BLQ) at some time point during the treatment period. In the other 3 subjects, total IgE levels were reduced to < 1% of baseline values. In 23 (74%) subjects, once suppression of total IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least 7 days following the last dose. Similarly, in the subgroup of atopic subjects, 12 of 14 (86%) subjects with detectable baseline total IgE (median 153.5 IU/mL, range: 38.9-736.0 IU/mL) treated with 4 weekly SC XmAb7195 doses of 1.5 to 2.0 mg/kg, total IgE was suppressed to BLQ at some time point during the treatment period. In the other 2 atopic subjects, total IgE levels were reduced to < 1% of baseline values. In 8 (57%) subjects once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least 7 days following the last dose. In 5 of the other 6 atopic subjects that had suppression of total IgE level to BLQ, subsequent total IgE levels through 7 days after the 4th dose were < 2% of baseline values.

These results support subcutaneous delivery for future development, and pharmacokinetic/pharmacodynamic modeling is proceeding to determine the optimal dosing schedule.  Xencor is seeking a development partner for XmAb7195.

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

XmAb18087 is our third CD3 bispecific oncology candidate and it targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors. This is our first bispecific candidate that targets a solid tumor. We have an open IND for this candidate and plan on starting a clinical trial for XmAb18087 in early 2018

XmAb20717 is our initial checkpoint inhibitor candidate that is being developed using our bispecific technology platform. XmAb20717 targets PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors. We plan to file an IND for this compound and initiate clinical trials in 2018.

XmAb22841 and XmAb23104 are the next two checkpoint inhibitor candidates being developed. XmAb22841 targets CTLA4 and LAG3 and XmAb23104 targets PD-1 and ICOS. Both are being developed for broad oncology indications and we plan on filing IND’s for both candidates in late 2018.

.

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

Our Out-Licensed Technology

We selectively license our XmAb technology to other companies for use in their own internal development candidates and to potentially make next-generation improvements to their marketed products.  These licenses generally require little or no development effort by us and provide us with cash to fund our own research and development programs.  These agreements typically provide the licensee with specific rights to use one or more of our Fc technologies to be applied to their proprietary antibodies or targets. The licensee is generally responsible for all development of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, annual licensing fees, potential milestone payments and royalties on the sales of any resulting products. In connection with our collaboration with Novo Nordisk, we also received research and development funding.

There are currently eight programs in development with our partners. The most advanced program is with Alexion which started a Phase 3 trial in 2016.

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	Undisclosed	Yes	Yes	Phase 3
CSL-Janssen Biotech	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 (2 candidates)
Janssen Biotech	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Merck	2013	Fc optimization	Autoimmune disease	Yes	Yes	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended
	September 30,
	2017	2016	Change
Revenues:
Research collaboration	$6.3	$7.0	$(0.7)
Licensing	0.8	0.8	—
Milestone	—	—	—
Total revenues	$7.1	$7.8	$(0.7)
Operating expenses:
Research and development	19.4	14.1	5.3
General and administrative	4.2	3.0	1.2
Total operating expenses	23.6	17.1	6.5
Other income, net	1.1	0.6	0.5
Loss before income taxes	(15.4)	(8.7)	(6.7)
Income tax expense (benefit)	0.2	(0.6)	0.8
Net loss	$(15.6)	$(8.1)	$(7.5)

Revenues

Revenues were lower by $0.7 million in the three months ended September 30, 2017 over comparable 2016 amounts primarily due to revenue recognized from our Novo Nordisk agreement in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended
	September 30,
	2017	2016	Change
Product programs:
XmAb5871	$7.0	$5.5	$1.5
XmAb7195	1.0	2.8	(1.8)
Bi-specific	9.9	4.9	5.0
Early research and discovery	1.5	0.9	0.6
Total research and development expenses	$19.4	$14.1	$5.3

Research and development expenses increased by $5.3 million for the three months ended September 30, 2017 over the same period in 2016 as we continue to advance our initial bispecific candidates, XmAb14045 and XmAb13676 through clinical development as well as development activities for the next two bispecific candidates, XmAb18087 and XmAb20717. Increases in research and development spending on our XmAb5871 and early discovery research programs were offset by reduced spending on our XmAb7195 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended
	September 30,
	2017	2016	Change
General and administrative	$4.2	$3.0	$1.2

General and administrative expenses increased by $1.2 million for the three months ended September 30, 2017 over the same period in 2016 primarily due to an increase in stock-based compensation costs offset by reimbursement of legal costs of the litigation described in Part II item 1.

Other Income, Net

Other income, net was $1.1 million for the three months ended September 30, 2017 compared to $600,000 for the same period in 2016, reflecting an increase in interest income on our investment in marketable securities.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended
	September 30,
	2017	2016	Change
Revenues:
Research collaboration	$6.3	$21.1	$(14.8)
Licensing	2.5	60.0	(57.5)
Milestone	16.0	—	16.0
Total revenues	$24.8	$81.1	$(56.3)

Operating expenses:
Research and development	51.4	38.5	12.9
General and administrative	13.1	10.0	3.1
Total operating expenses	64.5	48.5	16.0
Other income, net	3.2	1.3	1.9
Income (loss) before taxes	(36.4)	33.9	(70.3)
Income tax expense	0.6	1.2	(0.5)
Net income (loss)	$(37.1)	$32.7	$(69.9)

Revenues

Research collaboration revenues for the nine months ended September 30, 2017 decreased by $14.8 million compared to the same period in 2016 primarily due to revenue recognized under our Amgen Agreement in 2016.

Licensing revenues for the nine months ended September 30, 2017 decreased by $57.5 million compared to the same period in 2016 primarily due to revenue recognized from our Novartis Agreement in 2016.

Milestone revenues for the nine months ended September 30, 2017 were earned from our MorphoSys and CSL collaborations. There were no milestone revenues for the same period in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended
	September 30,
	2017	2016	Change
Product programs:
XmAb5871	$15.2	$13.4	$1.8
XmAb7195	3.0	6.1	(3.1)
Bi-specific	28.8	16.8	12.0
Early research and discovery	4.4	2.2	2.2
Total research and development expenses	$51.4	$38.5	$12.9

Research and development expenses increased by $12.9 million for the nine months ended September 30, 2017 over the same period in 2016 as we continue to advance our initial bispecific candidates, XmAb14045 and XmAb13676, through clinical development as well as development activities for the next two bispecific candidates, XmAb18087 and XmAb20717. Increased spending on our XmAb5871 program and early discovery research programs was offset by reduced spending on our XmAb7195 program

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2017 and 2016 (in millions):

Nine Months Ended

	September 30,
	2017	2016	Change
General and administrative	$13.1	$10.0	$3.1

General and administrative expenses increased by $3.1 million for the nine months ended September 30, 2017 over the same period in 2016 primarily due to an increase in staffing and stock-based compensation costs offset by reimbursement of legal costs of the litigation described in Part II item 1.

Other Income, Net

Other income, net was $3.2 million for the nine months ended September 30, 2017 compared to $1.3 million for the same period in 2016, reflecting interest income on our investment in marketable securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by (used in):

Operating activities	$(27,017)	$110,405	$(137,422)
Investing activities	23,011	(109,382)	132,393
Financing activities	3,112	1,174	1,938
Net increase (decrease) in cash	$(894)	$2,197	$(3,091)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 decreased by $137 million over amounts reported for the nine months ended September 30, 2016 reflecting lower deferred revenue, prepaid assets and accrued liabilities in the 2017 period.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2017 increased by $132 million over amounts reported for the period ended September 30, 2016.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 increased by $1.9  million over the same period in 2016 which reflects additional proceeds received from stock option exercises and issuance of common stock pursuant to our ESPP in 2017.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity and convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

On March 3, 2015, we finalized the sale of 8,625,000 shares of common stock at an offering price of $14.25 per share, resulting in net proceeds of approximately $115.2 million, after deducting underwriting discounts, commissions and offering expenses. In September 2015, we received a $45 million upfront payment in connection with the Amgen Agreement.

In July 2016, we received a $150 million upfront payment in connection with the Novartis Agreement.

As previously disclosed, on September 19, 2016, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Piper Jaffray & Co (Piper Jaffray) pursuant to which we may sell from time to time, at our option, up to an aggregate of $40 million of common stock through Piper Jaffray as sales agent. The issuance and sale of these shares by Xencor under the Distribution Agreement will be pursuant to our shelf registration statement on Form S-3 (File No.333-213700) declared effective by the SEC on October 5, 2016.

To date, we have not sold any shares under the Distribution Agreement.

In December 2016, we completed the sale of 5,272,750 shares of common stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $119.3 million, after deducting underwriter discounts and offering expenses.

As of September 30, 2017, we had $373.0 million of cash, cash equivalents and marketable securities compared to $403.5 million at December 31, 2016. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2017.

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

ITEM 4.Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control

During the third quarter 2017, the Company implemented a new Enterprise Resource Planning (ERP) system to support the Company’s growth. The implementation was designed in part to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the new ERP system, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company’s current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken during the 2013 time-period.

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

10.1

Second Amendment to Lease, dated July 5, 2017, by and between Xencor, Inc. and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).

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

Dated: November 7, 2017