Form 10-K
period 2017-12-31
Xencor Inc
filed 2018-02-28
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 was $939,648,825

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 16, 2018 was 47,009,966.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

Xencor, Inc.

FORM 10‑K

For the Fiscal Year Ended December 31, 2017

The Xencor logo is a trademark of Xencor, Inc. XmAb, PDA and Protein Design Automation are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

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

We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half‑life or stabilizing novel antibody structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By improving over natural antibody function, we believe that our XmAb‑engineered antibodies offer innovative approaches to treating disease and potential clinical advantages over other treatments.  Our protein engineering capabilities allow us to continually explore opportunities for additional functionality in the Fc region. The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies that bind two or more antigens simultaneously.  Bispecifics are a rapidly emerging area of biotherapeutics development, particularly in immuno-oncology, and we are using our XmAb bispecific Fc domains as a robust scaffold to develop a pipeline of new bispecific oncology candidates that recruit immune cells against tumors.

We are developing a suite of clinical candidates using two of our Fc technology platforms. We have developed two wholly owned clinical stage product candidates using our Immune Inhibitor Fc platform; XmAb5871 is currently in a Phase 2 trial and will be entering a Phase 3 trial in 2018 and is being developed for autoimmune disease and XmAb7195 has recently completed a Phase 1 trial and is being developed for asthma and allergic diseases.

We are also developing a pipeline of bispecific antibody candidates using our heterodimer Fc bispecific technology. We currently have three programs in Phase 1 stage of development and we plan to file Investigational New Drug Applications (IND’s) for three additional programs in 2018:

1.	XmAb14045 is currently in a Phase 1 trial for the treatment of acute myeloid leukemia,
2.	XmAb13676 is currently in a Phase 1 trial for the treatment of B-cell malignancies,
3.	XmAb18087 is currently in a Phase 1 trial for the treatment of neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST),
4.	XmAb20717 is a PD1 x CTLA4 bispecific antibody and is advancing to an IND filing in 2018 for the treatment of various cancers and is our first dual checkpoint inhibitor,

5.	XmAb22841 is a CTLA4 x LAG3 bispecific antibody and is our second dual checkpoint inhibitor and will also target various cancers and we plan to file an IND in 2018 and,

6.

XmAb23104 is a PD-1 x ICOS bispecific antibody and is the third dual checkpoint inhibitor program and targets both a checkpoint and co-stimulator for the treatment of various cancers and we plan to file an IND  in 2018.

These product candidates all use XmAb Fc domains to confer enhanced antibody functionality.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  Our Fc technologies have been used to develop multiple product candidates for us and our partners and we have different levels of involvement in creating and developing these candidates:

1.	Compounds we have created, we wholly-own and which we are currently developing,
2.	Compounds we have created and are co-developing with Novartis Institutes for BioMedical Research, Inc. (Novatis) pursuant to a license and collaboration agreement,
3.	Compounds that we have created, performed early-stage of development and licensed to our partners for further development and,
4.

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

 We were founded in 1997 based on protein engineering technology developed by our co-founders Bassil Dahiyat, Ph.D. and Stephen Mayo, Ph.D. at the California Institute of Technology. We began our first therapeutic monoclonal antibody engineering and discovery programs in 2002 and entered our first XmAb technology license in 2004.

Our Wholly-Owned Compounds

Our XmAb technology has created a suite of wholly owned compounds that we are developing: three XmAb compounds that are currently in clinical trials and three additional compounds that are at an earlier-stage of development.

Compounds Wholly-Owned by Xencor

		Primary		Stage of
Program	Fc Domain	Indication	Target	Development
XmAb5871	Immune Inhibitor	IgG4-RD, SLE	CD19	Phase 2
XmAb7195	Immune Inhibitor	Asthma/Allergy	IgE	Phase 1
XmAb18087	Bispecific	NET/GIST	SSTR2 x CD3	Phase 1
XmAb20717	Bispecific+Xtend	Oncology	PD1 x CTLA4	IND-enabling studies
XmAb 22841	Bispecific+Xtend	Oncology	CTLA4 x LAG3	IND-enabling studies
XmAb 23104	Bispecific+Xtend	Oncology	PD1 x LAG3	IND-enabling studies

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent reversible B-cell inhibition without B-cell depletion.

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

In the first quarter of 2016 we began enrolling two Phase 2 trials for XmAb5871, one in IgG4-Related Disease (IgG4-RD) and another trial in Systemic Lupus Erythematosus (SLE or Lupus). We completed the IgG4-RD trial in December 2017 and completed enrollment for the Lupus trial in December 2017. We also completed  a Phase 1 trial with a subcutaneous (SC) formulation of XmAb5871 in the fourth quarter of 2016.

In May 2017, we received Orphan Drug designation from the U.S. Food and Drug Administration (FDA) for XmAb5871 for the treatment of IgG4-RD. In January 2018, we received Orphan Medicinal Product designation from the European Commission.

IgG4-RD:  in 2017 we completed a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD with 20 enrolled  patients. The main part of the trial with 15 patients was designed  for  patients to receive every other week intravenous (IV) administration of 5 mg/kg of XmAb5871 for up to 24 weeks and the primary objective of the study was to evaluate the effect of XmAb5871 on disease activity using the recently reported IgG4-RD Responder Index (RI) in patients with active IgG4-RD. Secondary objectives were to determine the safety and tolerability profile and to characterize the pharmacokinetics and immunogenicity of every other week IV administration of XmAb5871.

In November 2017 we presented final data from the trial at the American College of Rheumatology Annual (ACR) Meeting for the 15 patients that had been enrolled and received one or more doses of 5mg/kg of XmA5871.  The  data indicated that XmAb5871 was well tolerated by patients receiving drug in the study. Three patients had minor, transient gastrointestinal side-effects during the first infusion (all completed the study). Two serious adverse events (SAEs) unrelated to XmAb5871 were observed in one patient, pneumonia and recurrence of pneumonia due to non-compliance with antibiotic therapy (but the patient completed the study).  All other XmAb5871-related adverse events (AEs) were graded as mild or moderate and no treatment related AE was reported in more than two patients. Three patients discontinued the study early. One discontinued patient was atypical with laryngeal involvement only who did not respond to XmAb5871 or to subsequent rituximab. A second patient responded, but flared at 12 weeks and did not respond to subsequent rituximab therapy. The third patient responded but developed a Grade 2 (moderate) hypersensitivity reaction with rash and arthritis, commonly referred to as serum sickness, following the fifth infusion. The event quickly resolved without the need for medical management. This patient was subsequently found to have developed anti-drug antibodies.

Efficacy data from the trial was very encouraging. 12 of 15 patients (80%) completed the study and all 12 achieved the primary endpoint of at least a two-point reduction in the IgG4-RD RI on Day 169. None of the 12 required corticosteroids (CS) after month two. Eight patients achieved remission (IgG4-RD RI of 0 and no CS after two months) and the other four achieved IgG4-RD RI scores of ≤ 4 at Day 169. 14 of 15 patients (93%) achieved a decrease of ≥ 5 in the IgG4-RD RI. One patient had been on baseline CS for two years (15 mg/day) and was able to discontinue CS within two months. Four others received CS at the start of the trial and tapered off within two months.

Five additional patients were enrolled in the study and received either a 90 mg or 180 mg fixed dose by IV infusion every other week. Four of the five patients completed the study. One patient discontiuned the study early after 3 doses due to SAEs of chronic inflammatory demyelinating polyneuropathy and small lymphocytic lymphoma/chronic lymphocytic leukemia, both unrelated to XmAb5871. Efficacy analysis for these five patients is ongoing. We believe that the promising data from the Phase 2 trial warrants further clinical development of XmAb5871 in treating IgG4-RD and we are planning to initiate a Phase 3 study in 2018.

In 2017 we met with the Division of Pulmonary, Allergy and Respiratory Products (DPARP) of the FDA in a Type B End of Phase 2 meeting to discuss the optimal pathway to advance XmAb5871 into Phase 3 development in IgG4-RD. The meeting resulted in guidance on endpoint definition and a path forward for Phase 3 development in IgG4-RD, which the FDA recognizes as a new disease entity with no regulatory precedence for an approval pathway. Based on the Phase 2 results and these preliminary discussions with DPARP, a randomized, placebo-controlled, double-blinded Phase 3 trial of approximately 200-250 patients evaluating the addition of XmAb5871 to standard of care therapy is planned. We are also seeking scientific advice from the European Medicines Agency in early 2018.

 In October 2016 we completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous formulation. XmAb5871 was safe and well-tolerated as a subcutaneous (SC) injection in this trial. Pharmacokinetics and bioavailability data from the trial support an every-other-week dosing schedule. Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation. Multiple dose SC administration of XmAb5871 were safe and well tolerated at doses of 125 to 375 mg in all 40 subjects administered SC XmAb5871. Treatment emergent adverse events (TEAEs) occurring in subjects receiving any dose of SC XmAb5871 were mild in severity.  The only drug-related TEAE occurring in more than two subjects who received any dose of SC XmAb5871 was injection site bruising (three subjects, 8%).  No subject receiving SC XmAb5871 discontinued the study due to an adverse event and there were no serious adverse events during the study.

SLE: in March 2016 we began enrolling a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their Lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  In December 2017 we enrolled the last of 104 patients in this study. Patients in the trial were 1:1 randomized to XmAb5871 or placebo, and will receive treatment for up to 30 weeks. We plan on reporting topline data from this trial in late 2018.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease.

In January 2015, we reported top-line interim data from Part 1 of the Phase 1a trial of XmAb7195, in which healthy volunteers received a single IV dose. In 2015, we continued the Phase 1a trial of XmAb7195, treating subjects with high baseline IgE levels, and in June 2015, we announced an expansion of the trial, adding cohorts of subjects that receive two IV doses of XmAb7195. We announced complete data from these studies in May 2016.

In September 2016, we initiated a multi-dose Phase 1b trial for XmAb7195 with a SC formulation. The first part of this study was an open-label bioequivalence trial evaluating four once-weekly doses of SC XmAb7195 ranging from 0.1 to 1.0 mg/kg in cohorts of six healthy volunteers. The second part of the trial, which we began in October 2016, was a randomized, double-blinded, placebo-controlled multiple-ascending dose study in atopic patients of SC XmAb7195 at doses of 1.5 and 2.0 mg/kg.  Half-life of SC XmAb7195 ranged from 3.6 - 4.9 days, comparable to the previously reported half-life of 3.9 days of intravenously administered XmAb7195.  Bioavailability after the fourth dose exceeded 50%, which is typical for monoclonal antibodies, and drug concentration levels increased with successive doses.

Subcutaneous administration of XmAb7195 was well tolerated. No severe AEs or serious treatment-emergent AEs occurred during the study. The most frequently occurring treatment-emergent AEs were injection-site related, including erythema, pruritis and/or urticaria, and most were mild.  No diffuse urticaria or other systemic hypersensitivity reactions were reported. No apparent consistent effect of SC XmAb7195 on platelet count was seen when dosed at 0.1 - 1.0 mg/kg weekly for four weeks.  At 1.5 - 2.0 mg/kg weekly for four weeks mild platelet count reductions were observed. Four of 15 patients in the 2.0 mg/kg group had at least one platelet count of less than 150 x 103/μL at some time point.  The lowest count observed was 126 x 103/μL, and a recovery to within normal range occurred within a few days of the doses.

In 23 of 27 (85%) subjects with detectable baseline free IgE (≥ 9.59 ng/mL); (median 76.2 ng/mL, range: 17.4-846 ng/mL), treated with four weekly SC XmAb7195 doses of 0.3 to 2.0 mg/kg, free IgE was suppressed to BLQ at some time point during the treatment period. In 20 (74%) of the 27 subjects, once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose. Similarly, in the subgroup of atopic subjects, 14 of 14 (100%) subjects with detectable baseline free IgE (median 150.0 ng/mL, range: 46.4-846 ng/mL) treated with 4 weekly SC XmAb7195 doses of 1.5 to 2.0 mg/kg, free IgE was suppressed to BLQ at some time point during the treatment period. In 12 (86%) atopic subjects, once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose.

In 28 of 31 (90%) subjects with detectable baseline total IgE (≥ 2.0 IU/mL),); (median 68.1 IU/mL, range: 7.13-736 IU/mL) treated with four weekly SC XmAb7195 doses of 0.3 to 2.0 mg/kg, total IgE was suppressed to BLQ at some time point during the treatment period. In the other three subjects, total IgE levels were reduced to < 1% of baseline values. In 23 (82%) of 28 subjects, once suppression of total IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose. Similarly, in the subgroup of atopic subjects, 12 of 14 (86%) subjects with detectable baseline total IgE (median 153.5 IU/mL, range: 38.9-736.0 IU/mL) treated with four weekly SC XmAb7195 doses of 1.5 to 2.0 mg/kg, total IgE was suppressed to BLQ at some time point during the treatment period. In the other two atopic subjects, total IgE levels were reduced to < 1% of baseline values. In eight  (67%) of 12 subjects once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose. In three of the other four atopic subjects that had suppression of total IgE level to BLQ, subsequent total IgE levels through seven days after the fourth dose were < 2% of baseline values.

These results support subcutaneous delivery for future development, and pharmacokinetic/pharmacodynamic modeling is proceeding to determine the optimal dosing schedule.  Xencor is seeking a development partner for XmAb7195.

XmAb18087 is our first bispecific oncology candidate that targets solid tumors. XmAb18087 binds to somastatin receptor 2 (SSTR2), a target on NETS and GISTs and CD3, an activating receptor on T cells. We  filed an IND for this compound in 2017 and  dosed our first patient in a Phase 1  trial in February 2018.

XmAb20717 is our first bispecific checkpoint inhibitor and targets PD1 and CTLA4; we plan to file an IND and begin clinical trials for this compound in 2018.

XmAb22841 is our second bispecific checkpoint inhibitor and targets CTLA4 and LAG3; we plan to file an IND for this compound in 2018 and begin clinical trials in late 2018 or early 2019.

XmAb23014 is our third bispecific checkpoint inhibitor and targets PD1 and ICOS; we plan to file an IND in 2018 and begin clinical trials in 2019.

 Compounds that we  are Co-developing with Novartis

In June 2016 we entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis to develop and commercialize bispecific and other Fc engineered antibody drug candidates using our proprietary XmAb® technologies. Pursuant to the Novartis Agreement, we granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676, the Company’s two lead bispecific clinical candidates. For each of XmAb14045 and XmAb13676 candidates, we are eligible to receive up to $325 million in milestone payments including $90 million in development milestones, $110 million in regulatory milestones and $125 million in sales milestones. We are also eligible to receive low double-digit royalties on sales of approved products in all territories outside the U.S.  Under the Novartis Agreement we granted Novartis a license to commercialize the sale of drug candidates from these two programs in all worldwide territories outside the United States (U.S.).

The Company and Novartis are co-developing XmAb14045 and XmAb13676 worldwide and sharing development costs. The Company may elect to opt-out of the development of either program by providing notice to Novartis. If the Company elects to opt-out with respect to a program, Novartis will receive the Company’s United States rights to the program and the Company will receive low double-digit royalties on United States net sales in addition to the royalties on net sales outside the U.S.

Pursuant to the Novartis Agreement, the Company will also apply its bispecific technology to up to four target pair antibodies selected by Novartis, if such target pairs are available for exclusive license to Novartis and are not subject to a Xencor internal program.

Under the Novartis Agreement, the Company is also granting Novartis a non-exclusive research license to use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor Fc domains to research, develop, commercialize and manufacture antibodies against up to ten targets selected by Novartis, if such targets are available for non-exclusive license and not subject to a Xencor internal program.

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

XmAb13676 is our second bispecific oncology candidate and we began enrolling in a Phase 1 trial in February 2017.  It targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies and is a tumor-targeted antibody that contains both a tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3). The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies.  Initial data from this trial is expected in 2018 or 2019 pending alignment with Novartis on timing of disclosure.

Our Out-licensed Compounds

In addition to our wholly-owned compounds in clinical development and those being co-developed with Novartis, we have used our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate additional milestone payments and royalties to support our internal development efforts. These include XmAb5574/MOR208 (now MOR208) licensed to MorphoSys AG (MorphoSys), and AMG424, a bispecific CD38 x CD3 preclinical candidate, which we developed and licensed to Amgen Inc. (Amgen).

Xencor Out-licensed Compounds

Primary Stage of
Program	Target	Fc Domain	Indication	Development	Partner

XmAb5574/MOR208	CD19	Cytotoxic	CLL/NHL/ALL	Phase 3	Morphosys
AMG424	CD38 x CD3	Bispecific	Myeloma	Open IND	Amgen

MOR208 is an antibody drug candidate originally created by us and developed through a Phase 1 clinical trial.  It incorporates our XmAb Cytotoxic Fc Domain. Pursuant to a Collaboration and License Agreement (MorphoSys Agreement) with MorphoSys AG (MorphoSys) in June 2010, this compound is being developed by MorphoSys for the treatment of blood‑based cancers.

MorphoSys is currently conducting Phase 3 clinical trials of MOR208 in patients with non-Hodgkin lymphomas (NHL) and a Phase 2 clinical trial in chronic lymphocytic leukemia (CLL). MorphoSys has indicated that it has received Breakthrough Therapy designation from the FDA for targeting diffuse large B-cell lymphoma (DLBCL) in combination with lenalidomide.

In 2017 MorphoSys advanced development of MOR208 into a Phase 3 clinical trial for which we received a $12.5 million milestone payment. We are also eligible to receive additional milestones for development of the MorphoSys compounds in oncology and additional milestones for development of compounds under the Agreement under different indications. Total additional milestones for development of compounds in oncology total $135.5 million  which are comprised as follows: $23.5 million in clinical development milestones, $112.0 million in regulatory approval milestones and $50 million of aggregate milestone payments for the achievement of certain product sale goals. If licensed products are commercialized, we are also entitled to receive tiered royalties in the high single‑digit to low‑teen percent range. If MorphoSys advances compounds under the MorphoSys Agreement for indications other than oncology, we are eligible to receive an additional $101 million in milestones which include $26.0 million in development and $75.0 million in regulatory milestones.

The term of this agreement will continue until all of MorphoSys’ royalty payment obligations have expired unless terminated earlier.

AMG424 (CD38 x CD3) is a  clinical stage andidate originally created entirely from antibody components built by us and licensed to Amgen in September 2015.  It is being developed for the treatment of multiple myeloma. AMG424 incorporates our bispecific XmAb Fc domain and binds both the tumor antigen CD38 and a cytotoxic T-cell domain, CD3. Amgen has assumed all responsibility for further development. In November 2017 Amgen filed an IND for this drug candidate for which we received a $10 million milestone payment.

Amgen licensed the worldwide development rights to Xencor CD38 x CD3 bispecific antibodies as part of a Research and License Agreement executed in September 2015 (.Amgen Agreement).  We received a $45 million upfront payment and will be eligible to receive an additional $345 million milestone payments for AMG424 and royalties on global net sales of approved products. Royalty payments are tiered from high single to low double digits.

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

There are currently eight programs in development with our partners. The most advanced program is with Alexion which started a Phase 3 clinical trial in 2016 for ALXN1210, a longer acting half-life version of  its marketed Soliris drug candidate.

Xencor Technology Licenses

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	PNH/aHUS	Yes	Yes	Phase 3
CSL-Janssen Biotech	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1 (2 candidates)
Janssen Biotech	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

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

Under the Novartis Agreement, the Company has the right to participate in the development and commercialization of one of the Global Discovery Programs prior to filing an IND for the Program. If the Company elects to participate in development, it will assume responsibility for 25% of the worldwide development costs for the program and 50% of commercialization costs and will receive 50% of the U.S. profits on net sales of the product.

We completed delivery of one bispecific antibody candidate for a Global Discovery Program in 2017.

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

Amgen

In September 2015, we entered into the Amgen Agreement, providing an exclusive license to our internally developed CD38 x CD3 drug candidate, including XmAb13551 and antibody components used to assemble AMG424, and pursuant to the Amgen Agreement, Xencor also applied its bispecific technology to five specific Amgen provided antibodies (Amgen Discovery Programs). Amgen will assume all preclinical and clinical development for each of the Amgen Discovery Program compounds that Xencor delivers to them. We will be eligible to receive up to $260.5 million in milestone payments for each Amgen Discovery Program and tiered mid to high single-digit royalties on global net sales of approved products. Subject to Xencor review and approval, Amgen had the right to substitute up to three of the originally identified antibodies.

During 2016 we delivered bispecific antibodies for each of five Amgen Discovery Programs pursuant to the Amgen Agreement and Amgen exercised its option to substitute one of the original identified antibodies. In 2017 Amgen exercised its option to substitute a second original identified antibody and its option to substitute a third antibody expired. Amgen is responsible for all further development of the Amgen Discovery Programs.

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

In March 2015 we received a $500,000 milestone payment related to the achievement of a Phase 1 development milestone for ALXN1210, a second generation of Soliris with an improved half-life over the original compound. In November 2015, Alexion exercised an option for a commercial license for ALXN1210 and we received a $4 million option fee. In the fourth quarter of 2015, Alexion achieved a Phase 2 dosing milestone for ALXN1210 and we received a $3 million milestone payment.

In the fourth quarter of 2016, Alexion achieved a milestone for dosing a patient in a Phase 3 clinical trial for ALXN1210  and we received a $5 million milestone payment.

Under the Alexion Agreement, we are eligible to receive regulatory milestones on submission and approval of ALXN1210 to U.S. and foreign authorities. We are also eligible to receive royalties in the low single-digits on sales of ALXN1210 upon approval. Absent early termination, the term of the Alexion Agreement will continue until the expiration of Alexion’s royalty payment obligations. Either party may terminate the Alexion Agreement for a material breach by the other party if such breach remains uncured for 60 days, or 30 days in the case of a non-payment breach. Alexion may terminate the agreement without cause on a target‑by‑target basis upon 90 days’ advance written notice to us.

 CSL-Janssen

In February 2009, we entered into a Research License and Commercialization Agreement (CSL Agreement) with CSL Limited (CSL). Under the CSL Agreement, we provided CSL with a research license to our Fc Cytotoxic technology and options to non-exclusive commercial licenses.  CSL elected to exercise one commercial license for a compound, CSL362.

In 2013 CSL sublicensed CSL362 (now called JNJ-5602 2473) to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362. In March 2017, Janssen Biotech initiated a Phase 3 trial for CSL362 and we received a milestone of $3.5 million. In July 2017, Janssen discontinued the Phase 3 trial for CSL362. It is currently in a Phase 2 trial.

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

 Boehringer Ingelheim

In February 2007, we entered into a research and option agreement (BI Agreement) with Boehringer Ingelheim International GmbH (BI). Under the terms of the BI Agreement we provided a research license to our Cytotoxic XmAb technology and options to non-commercial licenses. BI elected to take options to two licenses and there are currently two compounds in Phase 1 clinical trials.

Merck

In July 2013, we entered into a License agreement (Merck Agreement) with Merck Sharp & Dohme Corp (Merck). Under the terms of the Merck Agreement, we provided Merck with a non-exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. We received an upfront payment of $1 million and are receiving annual maintenance fees of $100,000. In 2014 Merck initiated a Phase 1 trial. In February 2018, Merck provided notice terminating the Merck Agreement.

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

1.

Advance the clinical development of our lead Immune Inhibitor Fc Domain product candidates.   We are developing XmAb5871for the treatment of autoimmune diseases, including IgG4-RD and SLE, and are developing XmAb7195 for the treatment of asthma and allergic diseases. In 2017 we completed a Phase 2 trial for XmAb5871 treating IgG4-RD and we plan on advancing development of this compound into Phase 3 studies in 2018. We are also completing the Phase 2 trial for the treatment of Lupus and will report topline data from the trial in late 2018.

2.

Build a large and diversified portfolio of product candidates.   We aim to create new XmAb-engineered antibody product candidates that exploit the novel properties of our XmAb technology platform for preclinical and clinical development by us or, if appropriate, license certain candidates to leading pharmaceutical and biotechnology companies.

3.

Create a pipeline of bispecific candidates for us to advance into clinical development. Our XmAb bispecific technology allows us an opportunity to rapidly develop multiple antibody drug candidates with dual targeting mechanisms. We have initiated Phase 1 trials for our first three bispecific oncology candidates, XmAb14045, XmAb13676, and XmAb18087; and, we will be filing IND’s for three bispecific checkpoint inhibitor candidates in 2018 that will enter into clinical development in 2018 and 2019. These tumor microenvironment checkpoint inhibitor candidates include XmAb20717, XmAb22841 and XmAb23104.

4.

 Continue to monetize and expand the use of our XmAb technology platform.  We continuously seek opportunities to maximize the value of our XmAb technologies and will selectively license access to certain of the technologies to leading pharmaceutical and biotechnology companies for use in their proprietary programs. In 2016, we received $150 million upfront in connection with the Novartis Agreement and are eligible to receive up to $2.4 billion in potential milestones. In 2017 we received  $31  million in milestone payments from our partners Alexion, Janssen, MorphoSys and Amgen.

5.

Broaden the functionality of our XmAb technology platform.   We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platform. Our bispecific technology, which uses our heterodimeric Fc domain enabling molecules with dual target binding, is an example of the expanding functionality of our XmAb technology platform. We are expanding the functionality of the bispecific platform with the development of a series of dual checkpoint inhibitor clinical candidates beginning with XmAb20717, XmAb22841 and XmAb23104.

6.

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

We have identified a set of Fc domains, each of which is engineered to have a specific function based on its Fc receptor binding profile, including:

1.	Bispecific Domain – heterodimeric Fc domains enabling molecules with multiple target binding
2.	Immune Inhibitor Fc Domain—selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb
3.	Cytotoxic Fc Domain—increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells

4.	Xtend Fc Domain—extended antibody half‑life, targeting the receptor FcRn on endothelial cells

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

We have created Fc variants that form heterodimeric Fc domains that enable the creation of bispecific antibodies which bind to a different antigen with each of their Fv domains. Our initial bispecific candidate discovery work was to build a pipeline of bispecific antibodies that bind both CD3 and a tumor antigen in order to recruit cytotoxic T cells to the tumor cell; the results of these efforts are the Phase 1 trials ongoing for XmAb14045, XmAb13676 and XmAb18087. The next focus of our bispecific platform was to develop a series of bispecific checkpoint inhibitors. Because of the Fc domain, these bispecific antibodies retain the long half-life and ease of production typical of standard antibodies; the results of these efforts are the three INDs we plan on filing in 2018 for XmAb20717, XmAb22841 and XmAb23104.

The plug-and-play nature of the bispecific platform has allowed us to develop a pipeline of bispecific candidates for ourselves and our partners. In 2015 we entered into the Amgen Agreement in which we licensed a pre-clinical program,  CD38 x CD3 bispecific antibodies (now AMG424), and applied our bispecific technology to five identified Amgen antibodies. We received $45 million upfront and are eligible to receive a total of $1.7 billion in milestone payments. In 2016 we entered into the Novartis Agreement in which we licensed certain rights to our two lead bispecific compounds, XmAb14045 and XmAb13676, and are applying our bispecific technology to four Novartis antibodies and we will also license certain other Fc technologies to Novartis. We received a non-refundable upfront payment from Novartis of $150 million and are eligible to receive up to $2.4 billion in milestone payments.

We have initiated Phase 1 clinical trials for our first three bispecific candidates, XmAb14045,  XmAb13676 and XmAb18087, and have three additional bispecific candidates for which we plan to file INDs in 2018. In November 2017, Amgen filed an IND for AMG424 and we expect that this compound entered a Phase 1 clinical trial in 2018.

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

 XmAb Cytotoxic Fc Domain technology

Our XmAb Cytotoxic Fc Domain technology consists of a series of variant Fc domains that improve binding to the activating Fcγ receptors. This binding improvement drives increased antibody‑dependent cell cytotoxicity, a primary mechanism of antibody cytotoxicity. The lead Fc variant used in nearly all of our Cytotoxic Fc Domain antibody candidates is an Fc domain with two amino acid substitutions that increase affinity for FcγRIIIa, the activating receptor expressed on NK cells, by approximately 40‑fold. NK cells are cytotoxic lymphocytes of the innate immune system and play a major role in elimination of tumor cells and virally infected cells. Our XmAb Cytotoxic Fc Domain also increases affinity for FcγRIIa by approximately five‑fold, with potential for recruitment of other important effector cells such as macrophages, which play a role in both innate and adaptive immunity by engulfing and digesting foreign material.

Several partners and licensees are using our Cytotoxic Fc Domain in their oncology antibodies, including four programs currently in clinical trials: one program currently in Phase 3, one program currently in Phase 2 and two programs currently in Phase 1.

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

We believe extension of half‑life can be exploited to improve therapeutic antibody performance in several ways including:

1.	Increased dosing interval, providing superior patient convenience and likely compliance. Such a reduced frequency of dosing also results in lower drug use in aggregate, reducing cost of goods.
2.	Lower drug quantities at the same dosing interval as the parent antibody. This can simplify dosage formulation and sometimes enable subcutaneous formulation. Cost of goods is reduced as well.

There are currently two compounds that incorporate our XmAb Xtend technology in clinical trials including Alexion which achieved a Phase 3 clinical development milestone in 2016 with ALXN1210, a second generation of their marketed Soliris drug with a longer acting half-life.

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

 Market Opportunity

XmAb5871:  We are currently pursuing XmAb5871development for IgG4-RD, a newly designated disorder, and SLE.  IgG4-RD is a fibro-inflammatory autoimmune disorder that we estimate impacts approximately 40,000 patients in the United States.  IgG4-RD affects multiple organ systems and we believe is characterized by the distinct microscopic appearance of diseased organs, frequently including the presence of IgG4-positive plasmablast cells. There are currently no approved therapies for IgG4-RD and glucocorticoids (hormone steroids) are the current standard of care treatment.

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

 XmAb7195: The potential indication for which we are currently pursuing XmAb7195 development is allergic asthma.  According to the Center for Disease Control, asthma affects approximately one in 12 Americans, more than half of asthma sufferers have at least one attack each year and thousands of people die from asthma attacks each year. Disease severities cover a wide range, and the treatment landscape is multi-tiered for asthma patients. Patients with mild and moderate asthma are generally well controlled with inhaled corticosteroids and long-acting beta agonists. However, a small percentage of the estimated 25 million asthma patients in the U.S. have severe asthma and are refractory to high-dose combination therapy. This severe population is commonly treated with oral corticosteroids, which are associated with a host of undesirable side effects and are often insufficient to control the disease.

XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104: Our initial bispecific candidates are targeted toward oncology to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body.  Cancer is the second leading cause of death in the United States. The American Cancer Society estimates that in 2018 there will be approximately 1.7 million new cases of cancer and approximately 609,000 deaths from cancer. The NIH estimates that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 are projected to reach at least $158 billion (in 2010 dollars). B-cell cancers include lymphomas such as NHL and leukemias such as CLL and ALL. Collectively, lymphomas and leukemias represent about three and five percent, respectively, of all cancers diagnosed in the United States. The National Cancer Institute estimates that over 21,000 new cases of AML and over 26,000 new cases of multiple myeloma were reported in the United States in 2017.

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

Our patent estate, on a worldwide basis, includes over 500 issued patents and pending patent applications which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.  The patent expiration in the U.S. and major foreign countries for our key technologies and drug candidates is:

Technology	Patent Expiry
Cytotoxic	2025 U.S., 2023 Ex-U.S.
Immune Inhibitor	2025 U.S., 2023 Ex-U.S.
Xtend	2028 U.S. and Ex-U.S.
Bispecific	2033 U.S. and Ex-U.S.

Drug candidate	Patent Expiry
MOR208	2028 U.S. and Ex-U.S.
XmAb 5871	2028 U.S. and Ex-U.S.
XmAb 7195	2031 U.S. and Ex-U.S.
XmAb's 14045 and 13676	2034 U.S. and Ex-U.S.
XmAb 18087	2037 U.S. and Ex-U.S.
Checkpoint XmAb's 20717, 22841, 23104	2037-2038 U.S. and Ex-U.S.

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

 Manufacturing

We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs.  We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including XmAb5871, XmAb7195 and our pipeline of bispecific development candidates including: XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmA22841, and XmAb23104. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. XmAb5871and XmAb7195 are produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We do not have any long term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.  We have successfully completed clinical trials with subcutaneous formulations for both XmAb5871 and XmAb7195 which have been manufactured with third party contract manufacturers.

 Development and Manufacturing and Cell Line Sale Agreements with Catalent

In September 2005, we entered into a development and manufacturing services agreement (the Catalent Manufacturing Agreement) with Catalent Pharma Solutions LLC (Catalent). Under the terms of the agreement, Catalent will, from time to time, provide development and manufacturing services for us. They have manufactured drug substance for our XmAb5871 and XmAb7195 development programs.

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

Upon transfer of the XmAb5817 or XmAb7195 cell line to a third party manufacturer, we will be required to make payments to Catalent based upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales for products that are derived from or utilize the GPEx Cell Line. The royalty percentages under each Cell Line Agreement are less than 1.0%. In 2017 we transferred the cell line for XmAb5871 to a third party manufacturer.

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

Master Bioprocessing Services Agreement with FUJIFILM Diosynth Biotechnologies

In June 2017, we entered into a bioprocessing services agreement (FUJI Agreement) with FUJIFILM Diosynth Biotechnologies U.S.A. (FUJI). We have engaged FUJI under the FUJI Agreement for manufacturing and development services related to drug substance for our XmAb5871 program in accordance with cGMP regulations. The FUJI Agreement may be terminated by either party for a breach or default that is not remedied within forty-five days or for an additional forty-five days if such cure has commenced by the responsible party but it is unable to cure it within the original forty-five-day notice period.  If such cure is not completed within the ninety-day period, we have the right to terminate the FUJI Agreement. We have the unilateral right to terminate the Agreement upon 30 days written notice to FUJI.

 Cell Line Agreements with Selexis

In December 2015, we entered into a Master Service Agreement (Selexis Agreement) with Selexis SA (Selexis) for the manufacture of Selexis cell lines. Under the terms of the Selexis Agreement, Selexis will manufacture cell lines for the antibody candidates provided by us and upon completion of the cell lines we have the option to take an unrestricted commercial license to the cell line. The terms of each commercial license require us to make  payments upon achievement of certain development and regulatory milestones and we will also pay royalties based on a percentage of net sales for products that are derived from or utilize the Selexis cell line. The royalty percentage is less than 1%.

Selexis has manufactured cell lines for our bispecific drug candidates and we currently have commercial licenses to the Selexis cell line for the following bispecific clinical candidates: XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104.

 License Agreement with BIO-TECHNE

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin reception 2. The variable domain of this antibody is incorporated in our XmAb18087 drug candidate.

Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales from products that are derived from the XmAb18087 program. The royalty percentage is less than 1%.

License Agreement with Receptor Logic

In December 2015, we entered into a worldwide exclusive license agreement with Receptor Logic, Inc. to research, develop, and commercialize products derived from antibodies that bind NY-eso-1 peptide in complex with MHC Class 1 HLA-A2.

Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain scientific, development and regulatory milestones and will also pay low single-digit royalties based on a percentage of net sales from products that are derived from the program. We terminated this agreement in December 2017 and have no further obligations under this agreement.

Boehringer Ingelheim International GmBH

In February 2012, we entered into a collaboration agreement with BI for the establishment of certain manufacturing processes and the production of our next generation monoclonal anti‑TNF antibody for use in our preclinical and Phase 1 clinical development. Under the terms of the agreement, we are required to use commercially reasonable efforts to complete Phase 1 clinical testing of the product and to find a licensing partner for the further development and commercialization of the antibody into a therapeutic product.

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

We are not pursuing further development of this program without a partner.

Absent early termination, the agreement will terminate upon completion of all projects set forth in the agreement. Either party may terminate the agreement upon 180 days prior written notice to the other party if such party will not be able to carry out the project contemplated by the agreement for scientific, technical or business reasons.

 KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development and other services related to drug substance and drug product for our bispecific development candidates: XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, and XmAb23104 in accordance with cGMP regulations. For each bispecific program we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three year term but is automatically extended on an annual basis until the services are completed.  The KBI Agreement may be terminated by either party for a breach that is not remedied within thirty days after notice or sixty days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after sixty day notice, or in the event of a bankruptcy of a party.  For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

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

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies. Monoclonal antibody drug development has primarily focused on allergic asthma. Xolair is currently the only monoclonal antibody targeting IgE that we are aware of that is approved for the treatment of severe asthma. In addition, we are aware that Novartis and Genentech each have an antibody targeting IgE in clinical development for asthma. We are also aware of three monoclonal antibodies for treatment of severe asthma, all targeting IL-5, that are marketed as Nucala by GSK, Cinqair by Teva and Fasenra by AstraZeneca. Other monoclonal antibodies in development target cytokines such as IL‑13, IL‑4, IL‑5, IL‑9, GM‑CSF or their receptors. Although these drugs function differently from our products, if successfully developed, these drugs will compete in the asthma market. We are not aware of any companies developing drugs that target FcγRIIb for the treatment of asthma.

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

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our antibody product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

1.	completion of preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulations;
2.	submission to and acceptance by the FDA of IND which must become effective before human clinical trials in the United States may begin;
3.

performance of adequate and well‑controlled human clinical trials in accordance with the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;

4.	submission to and acceptance by the FDA of a BLA;
5.

satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

6.	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
7.	potential review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and
8.	FDA review and approval of the BLA prior to any commercial marketing or sale.

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

1.

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

2.

Phase 2.  The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to assess dosage tolerance, optimal dosage and dosing schedule.

3.

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

Once accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity and it may inspect the manufacturing facilities to assure cGMP compliance and clinical sites used during the clinical trials to assure cGMP compliance. During the review process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the Biologics Price Competition and Innovation Act established an abbreviated pathway for the approval of biosimilar and interchangeable biological products generally not earlier than 12 years after the original BLA approval, although it can be shortened to four years if the biosimilar contains certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator BLA holders. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of products under Medicare, and reform government program reimbursement methodologies for products. In addition, Congress and the Trump administration have each indicated that it will continue to seek new legislation and/or administrative measures to control pharmaceutical costs. In other countries, pricing and reimbursement schemes differ. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. The downward pressure on healthcare costs in general, and particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which, as amended by the Health Care and Education Reconciliation act of 2010 (Affordable Care Act) is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the Affordable Care Act. In addition, other reform measures have been proposed and adopted since the Affordable Care Act was enacted.

Additional new laws may result in additional reductions in funding to Medicare and other healthcare progamrs and other healthcare funding, which could have a material adverse effect on our customers and our financial operations. Further, new laws may, among other things, increase drug rebates or discounts owed under federal health care programs, impose additional reporting or compliance obligations, and/or otherwise put additional downward pressure on drug prices or increase the burden of compliance on pharmaceutical manufacturers.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services, other divisions of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti‑Kickback Statute, as amended, the federal False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti‑Kickback Statute prohibits, among other things, any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the federal False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted anti-kickback statues and false claims laws analogous to the federal False Claims Act. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several additional federal crimes, including healthcare fraud, and false statements relating to the delivery of or payments for healthcare benefits, items or services.  HIPAA, as amended Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations also established uniform federal standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and their information for or on behalf of a covered entity) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, additional integrity obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

 Employees

As of December 31, 2017, we had 114 employees, all of whom were full‑time, 37 of whom hold Ph.D. or M.D. degrees, 88 of whom were engaged in research and development activities and 26 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

About Xencor

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number (626) 305‑5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10‑K. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge of the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

Risks Relating to Our Business and to the Discovery, Development, Regulatory Approval of Our Product Candidates and other Legal Compliance Matters

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical‑stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2017, our net loss was  $48.9 million and our net loss for the year ended December 31, 2015 was $17.6 million.  The only year that we did not sustain a net loss was the year ended December 31, 2016 when we earned  a net income of $23.6 million. As of December 31, 2017 we had an accumulated deficit of $287.3 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

1.

completing clinical trials through all phases of clinical development of our current product candidates:  XmAb5871, XmAb7195, XmAb14045, XmAb13676 and XmAb18087 and advancing into clinical development our current earlier stage programs including XmAb20717, XmAb22841 and XmAb23104 as well as the product candidates that are being developed by our partners and licensees;

2.	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;
3.

obtaining satisfactory acceptance, formulary placement and reimbursement coverage for our approved products from third-party payors, including private health insurers, managed care providers and governmental payor programs, including Medicare and Medicaid;

4.

launching and commercializing product candidates for which we obtain marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

5.	identifying and developing new XmAb‑engineered therapeutic antibody candidates;

6.	establishing and maintaining supply and manufacturing relationships with third parties;
7.	obtaining additional licensing and partnering opportunities, similar to our partnership with Novartis, Amgen and MorphoSys, with leading pharmaceutical and biotechnology companies;
8.	achieving the milestones set forth in our agreements with our partners;
9.	conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;
10.	maintaining, protecting, expanding and enforcing our intellectual property; and
11.	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2017, we had $363.3 million in cash, cash equivalents and marketable securities.  We expect our expenses to increase in connection with our ongoing development activities, including additional clinical trials of XmAb5871 and continued development of our pipeline of bispecific drug candidates including XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time‑consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations beyond the end of 2020. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and our planned clinical trials for XmAb5871, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 or clinical trials for other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect.

Under the Novartis Agreement, we are co-developing XmAb14045 and XmAb13676 worldwide and sharing development costs. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of XmAb5871,  XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 or XmAb23104 or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

Regulatory approval of a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional CMC data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

1.	may not deem our product candidate to be adequately safe and effective;
2.	may not find the data from our preclinical studies and clinical trials or CMC data to be sufficient to support a claim of safety and efficacy;
3.	may not approve the manufacturing processes or facilities associated with our product candidate;
4.	may conclude that we have not sufficiently demonstrated long‑term stability of the formulation of the drug product for which we are seeking marketing approval;
5.	may change approval policies or adopt new regulations; or
6.	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (cGMPs), and current good clinical practices (cGCPs), for any clinical trials that we conduct post‑approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, undesirable side effects caused by the product, problems encountered by our third‑party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, either before or after product approval, may result in, among other things:

1.	restrictions on the marketing or manufacturing of the product;
2.	requirements to include additional warnings on the label;
3.	requirements to create a medication guide outlining the risks to patients;
4.	withdrawal of the product from the market;
5.	voluntary or mandatory product recalls;
6.	requirements to change the way the product is administered or for us to conduct additional clinical trials;
7.	fines, warning letters or holds on clinical trials;
8.	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;

9.	product seizure or detention, or refusal to permit the import or export of products;
10.	injunctions or the imposition of civil or criminal penalties; and
11.	harm to our reputation.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the therapy outweigh its risks, which may include, among other things, a medication guide outlining the risks for distribution to patients and a communication plan to health care practitioners.

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

Patient enrollment is affected by other factors including:

1.	the severity of the disease under investigation;
2.	the patient eligibility criteria for the study in question;
3.	the perceived risks and benefits of the product candidate under study;
4.	our payments for conducting clinical trials;
5.	the patient referral practices of physicians;
6.	the ability to monitor patients adequately during and after treatment; and
7.	the proximity and availability of clinical trial sites for prospective patients.

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

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half‑life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our lead product candidates, XmAb5871 and XmAb7195 and a pipeline of bispecific development candidates, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

We face intense competition in autoimmune disease drug development from multiple monoclonal antibodies, other biologics and small molecules approved for the treatment of autoimmune diseases many of which are being developed or marketed by large multinational pharmaceutical companies. GlaxoSmithKline’s Benlysta (belimumab) is currently the only monoclonal antibody that we are aware of that is approved for the treatment of lupus although we believe that Biogen Idec/Genentech’s Rituxan (rituximab) is prescribed, off label, for this indication. There is also no approved therapy for IgG4-RD but we believe Rituxan is prescribed, off label. In addition, these and other pharmaceutical companies have monoclonal antibodies or other biologics in clinical development for the treatment of autoimmune diseases.

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Roche/Genentech, Novartis AG and AstraZeneca plc. Xolair is currently the only monoclonal antibody targeting IgE that we are aware of that is approved for the treatment of severe asthma.  Three other monoclonal antribodies, Nucala, Cinquair and Fasenra have recently been approved for treatment of severe asthma.

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of non‑Hodgkin lymphomas or other blood cancers. Both Roche and Regeneron Pharmaceuticals have bispecific CD20 drug candidates in Phase 1 of development and there are many other companies developing their own bispecific platform technologies and drug candidates. Macrogenics has a bispecific CD123 x CD3 antibody currently in Phase 1 and Janssen has a CD123 x CD3 bispecific antibody that is currently in Phase 1.

 Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

1.	discover and develop products that are superior to other products in the market;
2.	attract qualified scientific, product development and commercial personnel;
3.	obtain and maintain patent and/or other proprietary protection for our products and technologies;
4.	obtain required regulatory approvals; and
5.	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new products.

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

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

•

federal civil and criminal false claims laws, including, without limitations, the federal civil False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including federal health care programs, such as, the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•

HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”),  imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $165,786 per year and up to an aggregate of $1,105,241 per year for “knowing failures,” for an aggregate potential annual liability of $1,271,027; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and the healthcare fraud statute. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, as well as reputational harm, which could significantly harm our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

The Affordable Care Act established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, and provided incentives to programs that increase the federal government’s comparative effectiveness research. In addition, the Affordable Care Act implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain

Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (BBA) among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress could consider additional legislation to repeal or repeal and replace certain elements of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of products under Medicare, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generics for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control pharmaceutical costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Even if we are able to commercialize any product candidates, our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.

Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates will be available from government payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other third-party payors. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medical products they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our drugs may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement compared to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidates for which marketing approval is obtained.

In addition, net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Further, there may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the indications for which the product is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could significantly harm our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs and biological products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues able to be generated from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably if they are approved for sale.

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

Our partnership and license agreements include those we have announced with Novartis, Amgen, MorphoSys, Alexion and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

1.	collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships;
2.

our collaboration agreement with Novartis provides for us to co-develop worldwide with Novartis our two lead bispecific candidates, XmAb14045 and XmAb13676, and share development costs. Such an arrangement may require us to incur substantial costs in excess of our available resources;

3.	collaborators may not perform their obligations as expected;
4.

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

5.

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

6.

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

7.

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

8.

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

9.

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

10.	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
11.	collaborators may learn about our technology and use this knowledge to compete with us in the future;
12.	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
13.	there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and

14.	the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third‑party manufacturing partners, Fuji and Catalent to produce XmAb5871 and third parties for fill and testing services. We rely on KBI to produce our bispecific development candidates, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of Catalent, KBI or Fuji and are currently completely dependent on each of Catalent, KBI and Fuji  for the production of XmAb5871, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials, as Catalent,  KBI or Fuji would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for any of XmAb5871, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 would significantly delay our clinical trials and the commercialization of such products, if approved.

 We intend to rely on third parties to manufacture commercial supplies of our product candidate. If we are unable to enter into commercial supply agreements with third‑party suppliers or if any such third‑party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104,  we have not entered into a commercial supply agreement with Catalent,  KBI or FUJI. Further, KBI  has not demonstrated that it will be capable of manufacturing  XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 on a large commercial scale.  We might be unable to identify manufacturers for late stage clinical trials or commercial supply on acceptable terms or at all. A change to the manufacturing process for  any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late‑stage clinical development and commercialization of XmAb5871 or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third‑party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third‑party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third‑party manufacturers to manufacture XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third‑party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

 Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2017, we held over 500 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

1.	we may fail to seek patent protection for inventions that are important to our success;
2.	our pending patent applications may not result in issued patents;
3.

we cannot be certain that we are the first to invent the inventions covered by pending patent applications or that we were the first to file such applications and, if we are not, we may be subject to priority disputes;

4.	we may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications;

5.

we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;

6.

we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a certain country. We, our collaborators or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;

7.	the claims of our issued patents or patent applications when issued may not cover our product candidates;
8.

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

9.

there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim;

10.

third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;

11.	there may be dominating patents relevant to our product candidates of which we are not aware;
12.

our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel. Opinions from such patent counsel or lawyers may not be correct or may be based on incomplete facts;

13.

obtaining regulatory approval for biopharmaceutical products is a lengthy and complex process, and as a result, any patents covering our product candidates may expire before, or shortly after such product candidates are approved and commercialized;

14.

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

15.	we may not develop additional proprietary technologies that are patentable.

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

We currently rely, and may in the future rely, on certain intellectual property rights licensed from third parties to protect our technology and certain product candidates. We have licensed and sublicensed certain intellectual property relating to our Xtend technology from a third party. We have also sublicensed certain intellectual property rights related to our bispecific technology from a third party and, we have licensed certain intellectual property rights from a third party related to our XmAb18087 product candidate. We also license certain rights to the underlying cell lines for all our product candidates from third parties. Under these licenses, we have no right to control patent prosecution of the intellectual property or to enforce the patents, and as such the licensed rights may not be adequately maintained by the licensors. The termination of these or other licenses could also prevent us from commercializing product candidates covered by the licensed intellectual property.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued U.S. patents and patent applications owned by Genentech that may relate to and claim components of certain of our product candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208 or their manufacture. We believe that these patents and patent applications will expire in the United States in 2020 and 2021, respectively. Furthermore, we are aware of a recently issued patent owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific product candidates, including XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb23104 and XmAb22814 and will putatively expire in 2033. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these five candidates currently falls into the “safe harbor” of non‑infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. Furthermore, while we believe that claims in the Genentech patents are either invalid or not infringed, we cannot assure you that if we were sued for infringement of these patents that we would prevail. We are currently evaluating the Merus patent; based on our analysis to date we believe there exists reasonable argument of invalidity and/or infringement; however, we cannot assure that this position will not change upon further investigation. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

In 2016 we began  to increase the number of our employees and expand the scope of our operations with a goal of advancing multiple clinical candidates into development.  The increase in employees, especially in clinical development, places a significant strain on our management, operations and financial resources, and we may have difficulty managing this future potential growth. As we continue to grow our operations and advance our clinical programs into later stages of development, it will require us to recruit and retain employees with additional knowledge and skill sets and  no assurance can be provided that we will be able to attract employees with the necessary skill set to assist in our growth. Many of the other biotech and pharmaceutical companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. We also may employ consultants or part‑time and contract employees. There can be no assurance that these individuals are retainable. While we have been able to attract and retain skilled and experienced personnel and consultants in the past, no assurance can be given that we will be able to do so in the future.

 We may become subject to the risk of product liability claims.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we or our partners commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

1.	decreased demand for our products due to negative public perception;
2.	injury to our reputation;
3.	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;
4.	initiation of investigations by regulators;
5.	costs to defend or settle the related litigation;
6.	a diversion of management’s time and resources;
7.	substantial monetary awards to trial participants or patients;
8.	product recalls, withdrawals or labeling, marketing or promotional restrictions;
9.	loss of revenues from product sales; and
10.	the inability to commercialize any of our product candidates, if approved.

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

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $29.38. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

1.	adverse results or delays in clinical trials by us or our partners;
2.	inability to obtain additional funding;
3.	any delay in filing a BLA for any of our product candidates or by our partner’s candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA;
4.	delays or cancellations of clinical programs by any of our partners, particularly those in later stages of development;
5.	failure to successfully develop and commercialize our product candidates;
6.	changes in laws or regulations applicable to our products;
7.	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
8.	adverse regulatory decisions;
9.	introduction of new products or technologies by our competitors;
10.	failure to meet or exceed product development or financial projections we provide to the public;
11.	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
12.	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
13.	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
14.	additions or departures of key scientific or management personnel;
15.	significant lawsuits, including patent or stockholder litigation;
16.	changes in the market valuations of similar companies;

17.	sales of our common stock by us or our stockholders in the future; and
18.	trading volume of our common stock.

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

Based on information available to us as of December 31, 2017 our executive officers, directors,  5% stockholders and their affiliates beneficially owned, as a group, approximately 60.0% of our voting stock. Further John S. Stafford III, a former director of the Company, beneficially owns approximately 16.0% of our voting stock and his family members beneficially own approximately an additional 5.0%  of our voting stock.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We have or are currently conducting early phase clinical trials for XmAb5871, XmAb7195, XmAb14045, XmAb13676 and XmAb18087 but have not completed any late stage clinical trials for these or any other product candidate. We plan to begin a large randomized, placebo controlled, pivotal trial for XmAb5871 treating IgG4-RD in 2018.We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

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

As a large accelerated filer, we are subject to additional internal control requirements of the Sarbanes-Oxley Act of 2002.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity‑based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2017, we had options to purchase 5,093,442 shares outstanding under our equity compensation plans. We are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 8,526,465 shares of our common stock, pursuant to our equity compensation plans.  We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

U.S. federal income tax reform could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

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

We have only been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. We are working with our legal, independent accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public reporting company. These areas include corporate governance, corporate control, disclosure controls and procedures, and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. Effective for the year-ended December 31, 2016, we became a large accelerated filer and are subject to additional internal control and SEC reporting obligations. Compliance with the various reporting and other requirements applicable to public reporting companies will require considerable time, attention of management, and financial resources. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public reporting company on a timely basis.

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

 Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal laboratory and administrative facilities are located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease 48,000 square feet of laboratory and office space in Monrovia, California. The original lease was for 24,000 square feet under a lease that expires June 2020. In July 2017, we entered into an amended lease for an additional 24,000 square feet of space in the same building. The amended lease is for a 64-month term with an option to renew for an additional five years at then market rates. The lease terms for the original space were not amended.  We also lease approximately 5,700 square feet of office space in San Diego, California. In June 2017, we entered into a new lease for 23,500 of additional space in San Diego. The new lease has a 61-month term beginning from August 2017 and includes an option to renew for an additional five years. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available to meet future needs on commercially reasonable terms.

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

On December 14, 2015, the Court entered an Order and Partial Final Judgement in connection with Count II and approved the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award of $950,000. We have paid the plaintiff’s legal award cost of $950,000 net of insurance  proceeds which was reflected as a charge in our 2015 operations.

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims for a total of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement was reached without any party admitting wrongdoing. Under the terms of the settlement, no payments shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

On April 4, 2017, the Delaware Court of Chancery approved the Settlement between the parties. On May 1, 2017, the Company’s insurance carriers fully funded the settlement amount.

We recognized legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. At December 31, 2016, we reported the outstanding settlement amount of $2.355 million as a payable and also reflected a receivable of the same amount for the insurance coverage. This amount was paid by the insurance carrier on our behalf in May 2017.

 Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 16, 2018, the closing price for our common stock as reported on the NASDAQ Global Market was $25.40. The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2017
Fourth Quarter	$24.97	18.97
Third Quarter	24.50	19.20
Second Quarter	26.23	18.55
First Quarter	28.64	21.09

Year Ended December 31, 2016
Fourth Quarter	$29.38	18.45
Third Quarter	26.50	17.65
Second Quarter	19.76	10.95
First Quarter	14.51	9.89

Holders of Record

As of February 16, 2018, we had 47,009,966 shares of common stock outstanding held by approximately 209 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 31,  2013 through December 31, 2017 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31,  2013 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10‑K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2017.

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

	Year Ended
	December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues	$35,711	$87,520	$27,762	$9,520	$10,172
Operating expenses:
Research and development	71,772	51,872	34,140	18,516	17,000
General and administrative	17,501	13,108	11,960	7,461	3,692
Total operating expenses	89,273	64,980	46,100	25,977	20,692
Income (loss) from operations	(53,562)	22,540	(18,338)	(16,457)	(10,520)
Other income (expenses)
Interest income	4,194	2,091	744	33	14
Interest expense	(13)	(21)	(13)	(9)	(1,213)
Other income (expense)	(7)	6	15	11	16
Loss on settlement of convertible promissory notes	—	—	—	—	(48,556)
Total other income (expenses), net	4,174	2,076	746	35	(49,739)
Net income (loss) before income tax	(49,388)	24,616	(17,592)	(16,422)	(60,259)
Income tax expense (benefit)	(463)	991	—	—	—
Net deemed contribution on exchange and sale of preferred stock	—	—	—	—	144,765
Net income (loss) attributable to common stockholders	$(48,925)	$23,625	$(17,592)	$(16,422)	$84,506
Other comprehensive income (loss)
Net unrealized loss on marketable securities available-for-sale, net of tax	(367)	(925)	(516)	—	—
Comprehensive income (loss)	$(49,292)	$22,700	$(18,108)	$(16,422)	$(60,259)

Net income (loss) per share attributable to common stockholders (1):
Basic	$(1.05)	$0.57	$(0.45)	$(0.52)	$34.18
Diluted	$(1.05)	$0.56	$(0.45)	$(0.52)	$(3.85)
Weighted average shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	46,817,756	41,267,329	39,015,131	31,390,631	2,472,581
Diluted	46,817,756	42,388,867	39,015,131	31,390,631	15,645,789

(1)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted income (loss) per common share.

	As of December 31,
	(in thousands)
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$363,328	$403,476	$193,321	$54,649	$77,975
Working capital	129,535	35,367	54,246	51,553	70,615
Patents, licenses, and other intangible assets, net	11,148	10,362	9,971	9,116	8,814
Total assets	390,102	428,563	206,910	67,823	87,315
Deferred revenue	94,436	103,447	33,829	4,591	9,746
Total stockholders’ equity	$282,046	$313,954	$162,432	$59,290	$73,533

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  Our protein engineering capabilities and the modular nature of our technology allows us to quickly identify and create multiple drug candidates for potential development. We have applied our XmAb technology to:

1.	develop a pipeline of drug candidates that we wholly-own and are developing ourselves,
2.	develop our two leading bispecific candidates that we are co-developing with Novartis pursuant to a license and collaboration agreement,

3.	develop XmAb antibody candidates through early stage of development and then license them to our partners for continued development which requires no additional efforts on our part and,
4.	apply our Fc technologies to partner created antibodies. These transactions generally require very little effort on our part.

The various partnership and  licensing transactions provide us with multiple revenue streams that help fund development of our wholly-owned product candidates and usually require limited resources or efforts from Xencor. In 2017 we received $31 million in milestones from our partners. There are currently thirteen antibody product candidates in clinical trials that have been engineered with XmAb technology, including eight candidates being advanced by licensees and development partners.

Our XmAb technology has created a suite of wholly-owned compounds: three XmAb compounds that are currently in clinical trials, and three XmAb bispecific compounds for which we plan to file IND’s in 2018 and begin clinical trials in 2018 and/or 2019. XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets B cells an important component of the immune system. We have completed a Phase 2 trial for XmAb5871 in IgG4- RD and have completed enrollment for a Phase 2 trial in SLE.  We have also completed an additional Phase 1 trial for a subcutaneous formulation of XmAb5871. In November 2017 we presented final data from the IgG4-RD Phase 2 trial at the American College of Rheumatology (ACR) annual meeting and we plan on initiating a pivotal Phase 3 trial with XmAb5871 treating IgG4-RD in 2018. We also plan to present top line data from the XmAb5871 Phase 2 trial treating Lupus in late fourth quarter 2018.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. In May 2016, we reported complete data from the Phase 1a trial with XmAb7195 treating subjects with high baseline IgE levels. In 2017 we announced data from a Phase 1b trial for XmAb7195 with a subcutaneous formulation. The data from the trial showed that subcutaneous administration of XmAb7195 was well tolerated and effective at reducing free and total IgE levels in subjects in the study. The results support subcutaneous delivery for future development. We are seeking a development partner for XmAb7195.

We are also co-developing our first two lead bispecific candidates, XmAb14045 and XmAb13676, with Novartis pursuant to the Novartis Agreement. We are currently enrolling Phase 1 clinical trials for XmAb14045 for the treatment of AML and XmAb13676 for the treatment of B-cell malignancies. Bispecific candidates are a rapidly emerging area of biotherapeutics development, particularly in immuno-oncology. Our XmAb® Bispecific Fc Domain technology is designed to maintain full-length antibody properties in a bispecific antibody, potentially enabling stable molecules with favorable in vivo half-life and allowing for the use of standard antibody production methods, issues that have frustrated previous industry efforts at bispecific antibody design.  These bispecific Fc domains are used to generate a broad array of novel drug candidates.

In addition to the two lead bispecific candidates being co-developed with Novartis, we are developing a pipeline of additional bispecific candidates that are wholly-owned and will be developed by us. These include our first bispecific that targets solid tumors. XmAb18087 targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors and gastrointestinal stromal tumors. We filed an IND for XmAb18087 in September 2017 and dosed our first patient in a Phase 1 clinical trial in February 2018. We also expect to file three IND’s in 2018 for our first three checkpoint inhibitor candidates: XmAb20717 which targets PD1 and CTLA4, XmAb22841 which targets CTLA4 and LAG3 and XmAb23104 which targets PD1 and ICOS. We have additional bispecific candidates in preclinical stage of development.

We have also created antibodies which we have licensed to other pharmaceutical and biotechnology companies for further development.  These include MOR208, an antibody in Phase 3 development, which we licensed to Morphosys, and a CD38 x CD3 bispecific candidate which included XmAb13551 and antibody components used to assemble AMG424, which we licensed to Amgen. In 2017 MorphoSys advanced MOR208 into a Phase 3 clinical trial and Amgen filed an IND for CD38 x CD3. There are also currently eight other programs where we have licensed our technology to partners for use in development programs with their own molecules.  Four of these programs are in clinical development, the most advanced is Alexion which achieved a Phase 3 clinical development milestone in 2016 for ALXN1210.

We have over 500 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Key Company Milestones

Novartis Collaboration. In June 2016, we entered into a Collaboration and License Agreement with Novartis (Novartis Agreement) to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Under the Novartis Agreement, we licensed certain rights to our two lead bispecific candidates, XmAb14045 and XmAb13676, to Novartis including the right for Novartis to commercialize drug products from both programs in all worldwide territories outside the United States (U.S.). We will co-develop both candidates with Novartis and share development costs. We will also apply our bispecific technology to up to four Novartis identified antibodies and will also license other Fc technologies to Novartis. We received a non-refundable upfront payment of $150 million and are eligible to receive up to $2.4 billion in milestones under the Agreement.

XmAb5871.  In December 2010, we entered into a Collaboration and Option Agreement (Collaboration Agreement) with Amgen for an option for the acquisition by Amgen of exclusive rights to our XmAb5871 product candidate. In October 2014, pursuant to a request by us, Amgen agreed to terminate the Collaboration Agreement for convenience, provided we grant them a right of first negotiation to obtain an exclusive license to develop and commercialize any future XmAb5871 product.

In 2017, we completed a Phase 2 open-label pilot study of XmAb5871 for IgG4-RD. We announced data from the trial in November at the annual ACR meeting. The main part of the trial enrolled 15 patients who received treatment for up to 24 weeks. The recently reported IgG4-RD Responder Index was used to assess treatment activity as well as evaluation of several previously described biomarkers such as circulating plasmablast numbers. IgG4-RD is a fibro-inflammatory autoimmune disorder that impacts up to 40,000 patients in the United States. IgG4-RD affects multiple organ systems and is characterized by the distinct microscopic appearance of disease organs, including dense presence of plasma cells which are frequently IgG4-positive. This objective diagnostic criterion is atypical for autoimmune diseases and offers advantages for accurately identifying patients. There are currently no approved therapies for this newly recognized disorder and corticosteroids are the current standard of care.

In May 2017, we received Orphan Drug designation from the FDA for XmAb5871 for the treatment of IgG4-Related Disease. In January 2018, we received Orphan Medicinal Product designation from the European Commission.

In July 2017 we met with the Division of Pulmonary, Allergy and Respiratory Products (DPARP) of the FDA in a Type B End of Phase 2 meeting to discuss the optimal pathway to advance XmAb5871 into Phase 3 development in IgG4-RD. The meeting resulted in guidance on endpoint definition and a path forward for Phase 3 development in IgG4-RD, which the FDA recognizes as a new disease entity with no regulatory precedence for an approval pathway. Based on the Phase 2 results and these preliminary discussions with DPARP, a randomized, placebo-controlled, double-blinded Phase 3 trial of approximately 200-250 patients evaluating the addition of XmAb5871 to standard of care therapy is planned to initiate in the second half of 2018. We are also seeking scientific advice from the European Medicines Agency in 2018.

In October 2016, we completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous formulation. XmAb5871 was safe and well-tolerated as a subcutaneous injection in this trial. Pharmacokinetics and bioavailability data from the trial support an every-other-week dosing schedule. Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation.

We have also initiated a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials, and XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their Lupus disease activity has improved with a short course of intra-muscular (IM) steroid therapy. In December 2017 we completed enrollment for the trial of 104 subjects, 1:1 randomized to XmAb5871 or placebo, to receive treatment for up to 30 weeks. We expect to announce top-line data for the trial in late fourth quarter 2018. The unmet need in lupus remains high for the over 160,000 Americans with a definite Lupus diagnosis. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short and long term side effects. Current biologic treatments are limited by their modest efficacy or safety risks.  Because B cells play a significant role in SLE pathogenesis, we believe that XmAb5871 is a potential treatment.

XmAb7195.  We initiated the Phase 1 clinical trial for our XmAb7195 program in May 2014. We announced completed data from this trial in May 2016. In 2017 we completed a multi-dose Phase 1 clinical trial of a subcutaneous formulation of XmAb7195 in healthy volunteers and in atopic subjects. Data from this trail was announced in 2017 and we are seeking a partner for further development of this drug candidate.

MOR208.  MorphoSys initiated a Phase 3 clinical trial with MOR208 in June 2017, treating patients with NHL  In conjunction with the initiation of this trial, we received a $12.5 million milestone payment. MorphoSys has announced that they have received BreakthroughTherapy designation of MOR208 from the FDA for treating diffused large B-cell lymphoma in combination with lenalidomide.

Licensing Partnerships. We currently have six licensing partnerships for the licensing of our XmAb technology. These arrangements provide research funding, upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology into clinical development.

In December 2016, Alexion achieved a Phase 3 development milestone for ALXN1210  and we received a $5 million milestone payment. In March 2017, CSL/Janssen achieved a Phase 3 milestone for CSL362 (JNJ-5602 2473) and we received a $3.5 million milestone payment. In November 2017, Amgen filed an IND for AMG424 (CD38 x CD3) and we received a $10 million milestone payment. In September 2015, we announced the Amgen Agreement with Amgen to apply our bispecific Fc domain technology to five internal Amgen antibody programs, in addition to licensing to Amgen, our CD38 x CD3 bispecific compound (now AMG 424).  We received a $45 million upfront payment. In 2016 we delivered five bispecific drug candidates under the Amgen Agreement. In June 2016 we announced the collaboration with Novartis that includes an agreement by us to apply our bispecific technology to four Novartis antibody programs and we received a $150 million upfront payment.

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

We have initiated the Phase 1 clinical trials for our first three bispecific drug candidates, XmAb14045, XmAb13676 and, XmAb18087. We have also initiated development and plan on filing IND’s for our next three bispecific candidates, XmAb20717, XmAb22841 and XmAb23104 in 2018.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements and our technology licensing agreements. Revenue recognized from our collaboration agreements includes non-refundable upfront payments and milestone payments while revenue from our technology licensing agreements includes upfront payments, annual maintenance fees, option payments to obtain commercial licenses and milestone payments. Since our inception through December 31, 2017, we have generated $225.6 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended
	December 31,
	2017	2016	2015
Amgen	$16.2	$18.7	$13.8
Alexion	1.0	6.0	8.5
CSL	3.5	—	2.5
MorphoSys	12.5	—	—
Novo Nordisk	—	2.7	2.9
Novartis	2.3	59.7	—
Other	0.2	0.4	0.1
Total	$35.7	$87.5	$27.8

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock‑based compensation and related personnel costs, supplies, facility costs and preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND‑enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate contract manufacturing, preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with manufacturing, research institutions and clinical research organizations that manufacture and conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period‑to‑period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate additional and later stage clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $368.6 million in research and development expenses from inception through December 31, 2017.

We expect that our research and development expenses may increase over spending levels in recent years if we are successful in advancing XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104 or any of our other preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

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

The following is a comparison of research and development expenses for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended
	December 31,
	2017	2016	2015
Product programs:
Bispecific programs	$42.0	$23.7	$18.1
XmAb5871 programs	20.3	17.3	7.9
XmAb7195 program	3.4	7.5	6.0
Other, research and early stage programs	6.1	3.4	2.1
Total research and development expenses	$71.8	$51.9	$34.1

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.

Other Income (Expense), Net

For the years ended December 31, 2017, 2016 and 2015, other income (expense), net consists primarily of interest income from our investments during the year.

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

We use our best estimate of selling price to estimate the selling price for licenses to our technologies and product candidates and our research and development services, since we do not have vendor specific objective evidence (VSOE) or third‑party evidence of selling price for these deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element. Our multiple‑element revenue arrangements may include the following:

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

Capitalized Intellectual Property Costs

We capitalize and amortize third‑party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The net capitalized patents, licenses and other intangible assets as of December 31, 2017 and 2016 was $11.1 million and $10.4 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

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

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in‑process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $396,000, $356,000 and $296,000  for the years ended December 31, 2017, 2016 and 2015, respectively. Such charges are reflected in the General and Administrative section of our Statement of Comprehensive Income (Loss).

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted into law, which beginning in 2018, made several changes to U.S. corporate income tax provisions. We have identified two changes in the TCJA which will have a material effect on our tax provision and future tax obligations. The TCJA reduced the U.S. corporate rate from a maximum rate of 35% to 21% effective January 1, 2018. The effect of this change is to reduce the potential future tax benefits from our deferred tax assets by $23.9 million that we have as of December 31, 2017. We have deferred income taxes as of December 31, 2017 from deferred revenue and net operating loss carryforwards and the reduction in the U.S. rate will reduce the future value of these assets.

The second material change in our tax provision from the TCJA is elimination of the U.S. corporate alternative minimum tax (AMT) system and allowance for a tax refund for AMT credit carryovers as of December 31, 2017. We recorded total AMT credit carryovers of $1.5 million as of December 31, 2017; this amount was recorded as an income tax receivable as of December 31, 2017.

We recorded net deferred tax assets of $67.3 million as of December 31, 2017, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2017, we had cumulative net operating loss carryforwards for federal and state income tax purposes of approximately $104.8 million and $50.9 million, respectively, and available tax credit carryforwards of approximately $10.0 million for federal income tax purposes and $6.6 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2026, state net operating losses expire starting in 2031 and, federal tax credit carryforwards expire starting in 2019. Upon analysis, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax operating loss and tax credit carryforwards have been limited.

For the year ended December 31, 2017 we recorded a net tax benefit of $0.5 million and for the year ended December 31, 2016 we recorded a tax expense $1.0 million, related to federal and state AMTs.

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
•

Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be between five and six years. We use a simplified method to calculate the average expected term for employee awards.

Results of Operations

Comparison of the Year Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in millions):

	Year ended
	December 31,
	2017	2016	Change
Revenues:
Research collaboration	$6.2	$21.7	$(15.5)
Milestone	26.0	5.0	21.0
Licensing	3.5	60.8	(57.3)
Total revenues	35.7	87.5	(51.8)
Operating expenses:
Research and development	71.8	51.9	19.9
General and administrative	17.5	13.1	4.4
Total operating expenses	89.3	65.0	24.3
Other income, net	4.2	2.1	2.1
Income tax expense (benefit)	(0.5)	1.0	(1.5)
Net income (loss)	$(48.9)	$23.6	$(72.5)

Revenues

Research collaboration revenues decreased by $15.5 million in 2017 over 2016 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen in 2016.

Milestone and contingent payments increased by $21.0 million in 2017 over 2016 amounts primarily due to receiving contractual milestones in 2017 from Amgen and MorphoSys offset by contractual milestones received from Alexion in 2016.

Licensing revenue decreased by $57.3 million in 2017 over 2016 amounts primarily due to revenue earned under our Novartis agreement in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2017 and 2016 (in millions):

	Year Ended
	December 31,
	2017	2016	Change
Product programs:
Bispecific programs	$42.0	$23.7	$18.3
XmAb5871 programs	20.3	17.3	3.0
XmAb7195 program	3.4	7.5	(4.1)
Other, research and early stage programs	6.1	3.4	2.7
Total research and development expense	$71.8	$51.9	$19.9

Research and development expenses increased by $19.9 million in 2017 over 2016 amounts as we continue to develop a pipeline of bispecific candidates. These include current clinical candidates XmAb14045, XmAb13676, and XmAb18087 and the development activities for the next three bispecific candidates, XmAb20717, XmAb22841 and XmAb23104. Increased spending on our XmAb5871 and early discovery research programs was partially offset by reduced spending on our XmAb7195 program.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million in 2017 over 2016 amounts primarily due to an increase in facility costs, staffing and stock-based compensation costs.

Other Income (Expense), Net

Other income, net increased by $2.1 million in 2017 over 2016 amounts reflecting additional interest income earned on our investments in marketable securities.

Comparison of the Year Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the year ended December 31, 2016 and 2015 (in millions):

	Year Ended
	December 31,
	2016	2015	Change
Revenues:
Research collaboration	$21.7	$16.6	$5.1
Licensing	60.8	5.2	55.6
Milestone	5.0	6.0	(1.0)
Total revenues	87.5	27.8	59.7
Operating expenses:
Research and development	51.9	34.1	17.8
General and administrative	13.1	12.0	1.1
Total operating expenses	65.0	46.1	18.9
Other income, net	2.1	0.7	1.4
Income tax expense	1.0	—	1.0
Net income (loss)	$23.6	$(17.6)	$41.2

Revenues

Research collaboration revenues increased by $5.1 million in 2016 over 2015 amounts primarily due to revenue recognized under our 2015 collaboration agreement with Amgen.

Licensing revenue increased by $55.6 million in 2016 over 2015 amounts primarily due to revenue earned under our Novartis agreement.

Milestone and contingent payments decreased by $1.0 million in 2016 over 2015 amounts primarily due to receiving contractual milestones in 2015 from CSL compared to the receipt of contractual milestones received from Alexion in 2015 and 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2016 and 2015 (in millions):

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

General and Administrative Expenses

General and administrative expenses were $13.1 million and $12.0 million for the years ended December 31, 2016 and 2015, respectively, an increase of $1.1 million. The increase is primarily due to an increase in stock-based compensation costs offset by reimbursement of legal costs related to the litigation described in Part I item 3.

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

We have incurred substantial operating losses since our inception and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our lead product candidates XmAb5871 as well as our pipeline of bispecific development candidates, XmAb104045, XmAb13676, XmAb18087, XmAb20717, XmAb22841 and XmAb23104 and evaluate opportunities for the potential clinical development of our other pre‑clinical programs, and continue our research efforts.

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

At December 31, 2017, we had $363.3 million of cash, cash equivalents and marketable securities compared to $403.5 million at December 31, 2016.  We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(33,683)	$94,617	$26,666
Investing activities	31,950	(213,653)	(185,106)
Financing activities	3,733	120,974	116,381
Net increase (decrease) in cash and cash equivalents	$2,000	$1,938	$(42,059)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 reflects operating expenses primarily for advancing our bispecific candidates and phase 2 clinical trials for XmAb5871as well as higher stock-based compensation costs in excess of milestone and licensing revenues during the year.

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

Investing Activities

Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2017 we  used $39.2 million in marketable securities, net of $76.5 million of purchases. In 2016, we invested $210.6 million in marketable securities net of $105.5 million of sales and maturities.  In 2015, we invested $181.4 million in marketable securities, net of $34.4 million of sales and maturities. We acquired $2.0 million, $1.5 million and $1.7 million of intangible assets in the years ended December 31, 2017,  2016 and 2015, respectively. We purchased $5.3 million,  $1.5 million and $1.9 million of capital equipment for the years ended December 31, 2017,  2016 and 2015 respectively. The increase in capital expenditure in 2017 compared to 2016 and 2015 is primarily due to equipment used in manufacturing drugs for XmAb5871 and our bispecific candidates.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017 consists primarily of cash from stock option exercises and the sale of shares under the ESPP.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facilities (1)	$11,046	$2,546	$7,094	$1,406	$—

(1)

Consists of operating leases on our corporate headquarters in Monrovia and on our San Diego offices encompassing 48,000 square feet and 24,000 square feet that expire in September 2022 and August 2022 respectively.

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. We have also entered into agreements with third party vendors which will require us to make future payments upon the delivery of goods and services in future periods.

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin reception 2. The variable domain of this antibody is incorporated in our XmAb18087 drug candidate. Under this license agreement, we may be required to make $3.8 million in additional contingent payments which include $800,000 of clinical milestones and $3.0 million of regulatory milestones, in addition to royalties upon commercial sales of products of less than 1%. We made an upfront payment of $200,000 in connection with this license and did not make any milestone payments in 2017 or 2016.

In December 2015, we entered into a worldwide exclusive license agreement with Receptor Logic, Inc. to research, develop, and commercialize products derived from antibodies that bind NY-eso-1 peptide in complex with MHC Class 1 HLA-A2. We made an upfront payment of $200,000 in connection with this license and paid a $250,000 milestone in 2016 in connection with a research stage milestone. We terminated this agreement in December 2017 and have no further obligatios under the agreement.

In November 2015, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selixis cell line that was manufactured in connection with our XmAb14045 drug candidate. We made an upfront payment of 50,000 Swiss Francs (CHF) in connection with the license and may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. There were no milestone payments made in 2017. During 2016, we made a CHF 100,000 milestone payment in connection with an IND filing.

In February 2016, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our XmAb13676 drug candidate. In connection with the license we may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. There were no milestone payments in 2017. During 2016, we made a CHF 100,000 milestone payment in connection with an IND filing.

In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for each of our bispecific drug candidates:  XmAb18087, XmAb20717, XmAb22841 and XmAb23104.  The terms for each agreement is identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and, CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2017, we made a CHF 85,000 milestone payment in connection with an IND filing.

In December 2015, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our XmAb5871 drug candidate.  Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb5871 manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of Xmab5871 approved products with such royalties less than 1%. In 2017 we transferred the manufacturing process for XmAb5871 to a third-party manufacturer. We did not make any milestone payments under this Agreement in 2017.

In December 2011, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our XmAb7195 drug candidate.  This agreement was subsequently amended in April 2015. Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb7195 manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of Xmab5871 approved products with such royalties less than 1%. We did not make any milestone payments under this Agreement in 2017.

As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations tables above.

 Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements.

New Accounting Pronouncements

See Note 1 - Recent Accounting Pronouncements in the accompanying financial statements for information regarding recent accounting pronouncements.

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

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Xencor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xencor, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 27, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ RSM US LLP

Los Angeles, California
February 27, 2018

Report of Independent Registered Public Accounting Firm

Regarding Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Xencor, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Xencor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2017 and 2016, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, of the Company and our report, dated February 27, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Los Angeles, California
February 27, 2018

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$16,528	$14,528
Marketable securities	207,603	115,608
Accounts receivable	1,142	8,616
Prepaid expenses and other current assets	5,606	2,901
Total current assets	230,879	141,653
Property and equipment, net	7,088	3,105
Patents, licenses, and other intangible assets, net	11,148	10,362
Marketable securities - long term	139,198	273,340
Income tax receivable	1,524	—
Other assets	265	103
Total assets	$390,102	$428,563
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,869	$3,880
Accrued expenses	5,480	6,692
Current portion of deferred rent	26	128
Current portion of deferred revenue	88,813	95,521
Income tax payable	157	65
Total current liabilities	101,345	106,286
Deferred rent, less current portion	1,088	397
Deferred revenue, less current portion	5,623	7,926
Total liabilities	108,056	114,609
Commitments and contingencies (see note 8)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 47,002,488 issued and outstanding shares at December 31, 2017 and 46,567,978 issued and outstanding at December 31, 2016	470	466
Additional paid-in capital	570,670	552,889
Accumulated other comprehensive loss	(1,808)	(1,441)
Accumulated deficit	(287,286)	(237,960)
Total stockholders’ equity	282,046	313,954
Total liabilities and stockholders’ equity	$390,102	$428,563

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Collaborations, licenses and milestones	$35,711	$87,520	$27,762
Operating expenses
Research and development	71,772	51,872	34,140
General and administrative	17,501	13,108	11,960
Total operating expenses	89,273	64,980	46,100
Income (loss) from operations	(53,562)	22,540	(18,338)
Other income (expense)
Interest income	4,194	2,091	744
Interest expense	(13)	(21)	(13)
Other income	(7)	6	15
Total other income, net	4,174	2,076	746

Income (loss) before income tax	(49,388)	24,616	(17,592)
Income tax expense (benefit)	(463)	991	—
Net income (loss)	(48,925)	23,625	(17,592)
Other comprehensive income (loss)
Net unrealized loss on marketable securities available-for-sale	(367)	(925)	(516)
Comprehensive income (loss)	$(49,292)	$22,700	$(18,108)

Net income (loss) per share attributable to common stockholders:
Basic	$(1.05)	$0.57	$(0.45)
Diluted	$(1.05)	$0.56	$(0.45)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	46,817,756	41,267,329	39,015,131
Diluted	46,817,756	42,388,867	39,015,131

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2014	31,434,272	314	302,969	—	(243,993)	59,290
Sale of common stock, net of issuance cost	8,625,000	86	115,118	—	—	115,204
Issuance of common stock upon exercise and vesting of stock awards	379,268	4	550	—	—	554
Issuance of common stock under the Employee Stock Purchase Plan	112,499	1	622	—	—	623
Net loss	—	—	—	(516)	(17,592)	(18,108)
Stock-based compensation	—	—	4,869	—	—	4,869
Balance, December 31, 2015	40,551,039	405	424,128	(516)	(261,585)	162,432
Sale of common stock, net of issuance cost	5,272,750	53	119,216	—	—	119,269
Issuance of common stock upon exercise of stock awards	699,066	7	1,153	—	—	1,160
Issuance of common stock under the Employee Stock Purchase Plan	45,123	1	544	—	—	545
Comprehensive income (loss)	—	—	—	(925)	23,625	22,700
Stock-based compensation	—	—	7,848	—	—	7,848
Balance, December 31, 2016	46,567,978	466	552,889	(1,441)	(237,960)	313,954
Adoption of ASU 2016-09	—	—	401	—	(401)	—
Balance December 31, 2016 as restated	46,567,978	466	553,290	(1,441)	(238,361)	313,954
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(48,925)	(49,292)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	$470	$570,670	$(1,808)	$(287,286)	$282,046

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$(48,925)	$23,625	$(17,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,030	1,466	1,113
Amortization of premium on marketable securities	2,845	2,037	1,096
Stock-based compensation	13,651	7,848	4,869
Abandonment of capitalized intangible assets	396	356	296
Loss (gain) on disposal of assets	83	—	(9)
Gain on sale of marketable securities available-for-sale	—	(5)	(5)

Changes in operating assets and liabilities:
Accounts receivable	7,474	(8,572)	2,922
Interest receivable	(293)	(530)	(898)
Prepaid expenses and other current assets	(2,705)	(1,700)	(1,068)
Income tax receivable	(1,524)	—	—
Other assets	(161)	(40)	(3)
Accounts payable	2,989	(2,520)	4,710
Accrued expenses	(1,212)	3,058	1,425
Deferred rent	589	(89)	572
Income tax payable	91	65	—
Deferred revenue	(9,011)	69,618	29,238
Net cash provided by (used in) operating activities	(33,683)	94,617	26,666
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	115,757	105,505	34,358
Proceeds from sale of property and equipment	—	—	9
Purchase of marketable securities	(76,529)	(316,149)	(215,798)
Purchase of intangible assets	(1,967)	(1,502)	(1,745)
Purchase of property and equipment	(5,311)	(1,507)	(1,930)
Net cash provided by (used in) investing activities	31,950	(213,653)	(185,106)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	2,797	1,160	554
Proceeds from issuance of common stock from Employee Stock Purchase Plan	936	545	623
Proceeds from issuance of common stock	—	126,546	122,906
Common stock issuance costs	—	(7,277)	(7,702)
Net cash provided by financing activities	3,733	120,974	116,381
Net increase (decrease) in cash and cash equivalents	2,000	1,938	(42,059)
Cash and cash equivalents, beginning of year	14,528	12,590	54,649
Cash and cash equivalents, end of year	$16,528	$14,528	$12,590
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$13	$21	$13
Taxes	$969	$936	$1
Supplemental Schedule of Noncash Investing Activities
Net unrealized loss on marketable securities available-for-sale	$367	$925	$516

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

Basis of Presentation

The Company’s financial statements as of December 31, 2017, 2016, and 2015 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

Pronouncements adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified.  In addition, the standard allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as currently required, or account for forfeitures when they occur. We adopted the new standard on January 1, 2017 and established an accounting policy election to account for forfeitures when they occur. We applied the modified retrospective approach which resulted in a cumulative-effect adjustment of an increase of $0.4 million to accumulated deficit and additional paid-in capital. The adoption will result in periodic adjustments in the recognition of stock compensation expense associated with forfeitures in the period in which they occur. The remaining aspects of adopting the new standard did not have a material impact on our financial statement position or results from operations.

Pronouncements not yet effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification Topic 606 (ASC 606). The new guidance for revenue recognition will be adopted in

Xencor, Inc.

Notes to Financial Statements (Continued)

the first quarter of 2018 using the full retrospective method. ASC 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and replaces most of the existing revenue recognition standards in U.S. GAAP. A five-step model will be used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied.

The Company’s assessment of the new standard’s impact is substantially complete. Under the new guidance, the timing of revenue recognition from licensing of our intellectual property that are functional and are distinct performance obligations will change from being recognized over the term of access to the license or technology to being recognized at a point in time. The other material change from adoption of ASC 606 relates to the timing of revenue under certain deliverables in our Novartis and Amgen collaborations. ASC 606 provides that revenue recognition for performance obligations related to delivery of certain goods or services occurs when control over the good or service is transferred to the customer. As a result, under ASC 606 we will recognize revenue related to certain deliverables in the Amgen and Novartis collaboration in an earlier period than under current U.S. GAAP standards. Upon adoption the Company will restate its revenues and earnings for the 2016 and 2017 periods. We estimate that the restated revenue and earnings will be $21.5 million higher in 2016 and $10.4 million higher in 2017 than originally reported because of adopting ASC 606. The increase in revenue and earnings from restatement under ASC 606 is primarily related to revenue recognized under our Amgen and Novartis arrangements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Liabilities, which eliminates the available-for-sale classification for equity securities and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The ASU eliminates the available-for-sale classification for equity investments that recognized changes in the fair value as a component of other comprehensive income. The new standard will be effective for periods beginning after December 15, 2017. Although we intend to adopt the standard on the effective date we do not carry any equity securities in our investment portfolio.

In February 2016, the FASB issued ASU 2016-02 Leases. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term. The new standard will be effective for reporting periods beginning after December 15, 2018. In January 2018 the FASB issued an exposure draft of the proposed ASU, Lease (Topic 842): Targeted Improvements, which provides an alternative transition method of adoption, permitting the recognition of cumulative-effect adjustment to retained earnings on the date of adoption. We intend to adopt the standard on the effective date, but have not yet selected a transition method. We are currently evaluating our leases which includes a review of our lease expenses, which are primarily operating lease arrangements for our facilities in Monrovia and San Diego.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. We will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect the adoption to have a material impact on our results of operations or financial position.

Xencor, Inc.

Notes to Financial Statements (Continued)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The amendment is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We will adopt the new standard in the first quarter of 2018 and we do not expect the adoption to have a material impact on our statement of cash flows.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the guidance on the amortization period of premiums on certain purchased callable debt securities by shortening the amortization period of premiums to the earliest call date. The amendment affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendment is effective for fiscal years after December 31, 2018 with early adoption permitted. The Company will review the requirements of the standard but does not anticipate it will have a significant impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The standard applies when a company changes the terms of a stock compensation award previously granted to an employee where modification accounting applies. According to the standard, modification accounting is not required if (1) the fair value of the modified award (or the award’s calculated value or intrinsic value as appropriate) is the same as the value immediately prior to its modifications, (2) the vesting conditions of the modified award are the same as the vesting conditions of the award immediately prior to its modifications; and, (3) the award’s classification as an equity or liability is the same after the modification as it was immediately prior to its modification. The Company will adopt the new standard in the first quarter of 2018 but does not anticipate that the standard will have a significant impact on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02. Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment which permits companies to reclassify the income tax effects of the 2017 Tax Cust and Jobs Act (TCJA) on items within accumulated other comprehensive income to retained earnings. The standard also requires new disclosures about these stranded tax effects and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted and can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently evaluating the impact the guidance will have on its financial statements.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Multiple‑Element Revenue Arrangements.  Certain of our collaboration and license agreements represent multiple‑element revenue arrangements. To account for such transactions, we determine the elements, or deliverables, included in the arrangement and determine which deliverables are separate units for accounting purposes. We consider delivered items to be separate units of accounting if the delivered items have stand‑alone value to the customer. If the delivered items are separate units we allocate the consideration received or due under the arrangement to the various elements based on each elements’ relative selling price. The identification of individual elements in a multiple‑element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the customer. We determine the estimated selling price for deliverables within each arrangement using VSOE of selling price, if available, or third‑party evidence of selling price if VSOE is not available, or our best evidence of selling price if neither VSOE nor third‑party evidence is available. To date, we have used our best evidence of selling price for each of our deliverables.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Xencor, Inc.

Notes to Financial Statements (Continued)

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

The Company and Novartis will co-develop XmAb14045 and XmAb13676 worldwide and share development costs. The Company may elect to opt-out of the development of either program by providing notice to Novartis.  If the Company elects to opt-out with respect to a program, Novartis will receive the Company’s U.S. rights to the program and the Company will receive low double-digit royalties on U.S. net sales in addition to the royalties on net sales outside the U.S.

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

Under the Novartis Agreement, the Company has the right to participate in the development and commercialization of one of the Global Discovery Programs prior to filing an IND for the Global Discovery Program. If the Company elects to participate in development, it will assume responsibility for 25% of the worldwide development costs for the program and 50% of commercialization costs and will receive 50% of the US profits on net sales of the product.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Xencor, Inc.

Notes to Financial Statements (Continued)

basis to third parties.  The Company considered the term of the Novartis license, scope of the rights granted for each license, the type of technologies subject to the license, and the potential number of targets that may be applied in establishing its best estimate for the Fc license.

The total allocable consideration of $150 million was allocated to the deliverables based on the relative selling price method as follows:

*	$27.1 million to the XmAb14045 Program,
*	$31.4 million to the XmAb13676 Program,
*	$20.05 million to each of the four Global Discovery Programs and,
*	$11.3 million to the Fc licenses.

The Company recognized as license revenue the amount of the total allocable consideration allocated to the XmAb13676 and XmAb14045 Programs upon delivery of the exclusive license to Novartis both of which were transferred as of the effective date of the Agreement.

At the time that each Global Discovery Program is accepted by Novartis, the Company will recognize  collaboration revenue of $20.05 million for each program. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition may be delayed until the earlier that Novartis has an open IND for a delivered bispecific Discovery Program or the right to substitute the target pair lapses. No Global Discovery Programs were delivered in 2016. In 2017, we delivered bispecific antibodies under a Global Discovery Program.

The Company will recognize as licensing revenue the amount of the total consideration allocated to the Fc license over the five-year research term beginning from the effective date of the Agreement.

During the year ended December 31, 2017 and 2016, we recognized $2.3 million and $59.7 million of revenue respectively. As of December 31, 2017 there is a receivable of $1.1 million and $88.0 million in deferred revenue related to the arrangement.

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

Under the 2015 Agreement, for each of the five Discovery Programs, the Company will apply its bispecific technology to antibody molecules provided by Amgen that bind Discovery Program Targets and return the bispecific

Xencor, Inc.

Notes to Financial Statements (Continued)

product candidates to Amgen for further testing, development and commercialization. Amgen has the right to substitute up to three of the previously identified targets during the research term provided that Amgen has not initiated non-human primate studies with the Xencor provided bispecific candidate. The initial research term is three years from the date of the agreement but Amgen, at its option, may request an extension of one year if Xencor has not completed delivery of all five Discovery Program bispecific candidates to Amgen.

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

During 2016, the Company recognized as collaboration revenue the amount of consideration for delivery of three Discovery Programs. The Company completed delivery of bispecific antibody candidates for all five Discovery Programs by the September 15, 2016 one-year anniversary date of the 2015 Agreement. Amgen elected to substitute one of the originally identified antibody candidates in the first quarter of 2016.

There were no additional Discovery Programs delivered during 2017. In 2017 Amgen exercised its option to substitute one of the originally identified candidates and its option to substitute a third candidate lapsed effective September 15, 2017.

Xencor, Inc.

Notes to Financial Statements (Continued)

In the fourth quarter of 2017, Amgen notified the Company of its IND filing for a CD38 bispecific drug candidate (AMG 424) for which we earned a $10 million milestone.

During the years ended December 31, 2017, 2016 and 2015, we recognized $16.2 million, $18.75 million and $13.75 million in revenue, respectively, under this arrangement. As of December 31, 2017 there was $6.25 million in deferred revenue related to the arrangement.

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

The total revenue recognized under this agreement was zero,  $2.7 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 we have no deferred revenue related to the agreement.

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

In June 2017, MorphoSys initiated a Phase III clinical trial under the arrangement for which we received a milestone payment of $12.5 million. We recognized the payment as revenue in the period that the milestone event occurred.

We recognized $12.5 million of revenue for the year end December 31, 2017. There were no revenues recognized under this arrangement for the years ended December 31, 2016 and 2015. As of December 31, 2017, we have no deferred revenue related to this agreement.

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

Xencor, Inc.

Notes to Financial Statements (Continued)

Under the agreement, we received an upfront payment of $3.0 million. Alexion is also required to pay an annual maintenance fee of $0.5 million during the research term of the agreement and $1.0 million during any extension of the research term plus additional maintenance fees of $2 million if the term is extended. In addition, if certain development, regulatory and commercial milestones are achieved, we are eligible to receive up to $66.5 million for the first product to achieve such milestones on a target‑by‑target basis. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑ country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

In the third quarter of 2014, Alexion achieved a clinical development milestone with ALXN1210. In the fourth quarter of 2015, Alexion exercised its option to take an exclusive commercial license and achieved a further clinical development milestone for ALXN1210. In December 2016, Alexion achieved a Phase 3 clinical development milestone for ALXN1210.

The total revenue recognized under this arrangement was $1.0 million, $6.0 million and $8.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 there was $83,000 of deferred revenue under this agreement.

Boehringer Ingelheim International GmbH

In 2007 we entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, we provided BI with a three‑year research license to one of our technologies and commercial options. We identified the deliverables under the agreement at inception as the research licenses and options to acquire commercial licenses to up to two compounds. Upon exercise of an option to a commercial license, we are eligible to receive future milestone payments and royalties. We determined that the future milestones and related payments were substantive and contingent and we did not allocate any of the upfront consideration to the milestones. The upfront payment and the annual license fees were recognized ratably into income over the research license term which expired in 2011 and payments for the commercial options were recognized in the period the commercial option was exercised since the options were contingent and substantive. During 2012, BI advanced a compound that incorporates our technology into clinical development and we received a milestone payment of $1.2 million and recognized the payment as revenue in the period the milestone event occurred. No revenue related to this arrangement was recognized in 2017, 2016 or 2015. There is no deferred revenue related to this agreement at December 31, 2017.

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

In 2013 CSL sublicensed CSL362 (now called JNJ-56022473) to Janssen Biotech Inc. (Janssen Biotech). In March 2017, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 3 clinical trial for CSL362 for which we received a $3.5 million milestone payment.

Total revenue recognized for the years ended December 31, 2017, 2016 and 2015 was $3.5 million, zero and $2.5 million, respectively.  As of December 31, 2017 we have no deferred revenue related to this agreement.

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

In the first quarter of 2014, Merck initiated a Phase 1 clinical trial which triggered a $0.5 million milestone payment to us. For each of the years ended December 31, 2017, 2016 and 2015 total revenue recognized was $0.1 million. In February 2018, Merck provided notice that it is terminating the agreement. As of December 31, 2017, we had deferred revenue of $50,000 related to this agreement.

Potential Milestones

As of December 31, 2017, the Company may be eligible to receive the following maximum payments from its collaborative partners and licensees based upon contractual terms in the agreements assuming all options are exercised and all milestones are achieved:

	Potential Milestones (in millions)
				Total
Partner	Development-based	Regulatory-based	Sales-based	Milestones
Alexion (1)	$—	$28.0	$30.0	$58.0
Amgen	222.5	345.0	1,080.0	1,647.5
BI (1)	9.0	6.0	12.0	27.0
CSL Janssen 2009 (1)	—	4.0	5.0	9.0
Janssen (1)	6.0	—	4.0	10.0
MorphoSys (1)	49.5	187.0	50.0	286.5
Novartis	540.0	920.0	950.0	2,410.0
Total	$827.0	$1,490.0	$2,131.0	$4,448.0

(1)	The payments are solely dependent upon activities of the collaborative partner or licensee.

Xencor, Inc.

Notes to Financial Statements (Continued)

Revenue earned

The $35.7 million, $87.5 million and $27.8 million of revenue recorded for the years ended December 31, 2017, 2016 and 2015, respectively, was earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2017	2016	2015
Amgen	$16.2	$18.7	$13.8
Alexion	1.0	6.0	8.5
MorphoSys	12.5	—	—
Novo Nordisk	—	2.7	2.9
Novartis	2.3	59.7	—
CSL	3.5	—	2.5
Other	0.2	0.4	0.1
Total	$35.7	$87.5	$27.8

A portion of our revenue is earned from collaboration partners outside the United States. Non‑U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and Non‑U.S. sources for the years ended December 31, 2017, 2016 and 2015 is as follows (in millions):

	Year Ended
	December 31,
	2017	2016	2015
U.S. Revenue	$19.7	$84.8	$22.4
Non-U.S. Revenue	16.0	2.7	5.4
Total	$35.7	$87.5	$27.8

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $94.4 million and $103.4 million at December 31, 2017 and 2016, respectively.

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

The Company considers its marketable securities to be “available-for-sale”, as defined by authoritative guidance issued by the FASB. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Accrued interest on marketable securities is included in marketable securities. Accrued interest was $1.7 million and $1.4 million at December 31, 2017 and 2016, respectively. If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2017 and 2016 approximated $16.0 million and $14.0 million, respectively.

We have payables with two service providers that represent 40% of our total payables and three service providers that represented 28% of our total payables at December 31, 2017 and 2016, respectively. We rely on three critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2017 or 2016.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, marketable securities,  accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximate their fair value due to their short maturities.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2017
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$5,175	$5,175	$—
Corporate Securities	123,270	—	123,270
Government Securities	223,530	—	223,530
	$351,975	$5,175	$346,800

	December 31, 2016
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$12,137	$12,137	$—
Corporate Securities	181,483	—	181,483
Government Securities	207,465	—	207,465
	$401,085	$12,137	$388,948

Xencor, Inc.

Notes to Financial Statements (Continued)

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

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight‑ line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third‑party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight‑line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2017, 2016 and 2015, we abandoned previously capitalized patent and licensing related charges of $396,000 $356,000 and $296,000, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2017	2016
Patents, definite life	$8,915	$7,570
Patents, pending issuance	4,360	4,134
Licenses and other amortizable intangible assets	2,011	2,011
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	15,685	14,114
Accumulated amortization—patents	(3,413)	(2,792)
Accumulated amortization—licenses and other	(1,124)	(960)
Total intangible assets, net	$11,148	$10,362

Amortization expense for patents, licenses, and other intangible assets was $784,000,  $755,000 and $594,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Xencor, Inc.

Notes to Financial Statements (Continued)

Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2017, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2018	$838
2019	827
2020	780
2021	704
2022	676
Thereafter	2,364
Total	$6,189

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2017, the Company has $4.4 million of intangible assets which are in‑process and have not been placed in service and, accordingly amortization on these assets has not commenced.

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

We did not recognize a loss from impairment for the years ended December 31, 2017, 2016 or 2015.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2017 or 2016.

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.

Xencor, Inc.

Notes to Financial Statements (Continued)

The Tax Cuts and Jobs Act (tax reform) was enacted on December 22, 2017 and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 35% to 21% and eliminate the Alternative Minimum Tax (AMT) system beginning on January 1, 2018. Although most provisions of the tax reform are not effective until 2018, we are required to record the effect of a change in tax law in the period of enactment (2017).

Stock‑Based Compensation

We recognize compensation expense using a fair‑value‑based method for costs related to all share‑based payments, including stock options and shares issued under our Employee Stock Purchase Plan (ESPP). Stock‑based compensation cost related to employees and directors is measured at the grant date, based on the fair‑value-based measurement of the award using the Black‑Scholes method, and is recognized as expense over the requisite service period on a straight‑line basis. We account for forfeitures when they occur. We recorded stock‑based compensation and expense for stock‑based awards to employees, directors and consultants of approximately $13.7 million, $7.8 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015 respectively. Included in the 2017 and 2016 balances for total compensation expense is $498,000 and  $378,000,  respectively, relating to our ESPP.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black‑Scholes option‑pricing method and are subject to periodic re‑measurement over the period during which the services are rendered.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted‑average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options for 2017 and 2015, and stock purchases under the Employee Stock Purchase Plan were not included in the diluted net loss per common shares calculation because the inclusion of such shares would have had an antidilutive effect as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
Options to purchase common stock	1,291	—	1,281
Employee stock purchase plan shares	—	—	75
Total	1,291	—	1,356

Xencor, Inc.

Notes to Financial Statements (Continued)

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except
	share and per share data)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(48,925)	$23,625	$(17,592)
Denominator:
Weighted-average common shares outstanding	46,817,756	41,267,329	39,015,131
Basic net income (loss) per common share	$(1.05)	$0.57	$(0.45)
Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(48,925)	$23,625	$(17,592)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	46,817,756	41,267,329	39,015,131
Dilutive effect of employee stock options and ESPP	—	1,121,538	—
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	46,817,756	42,388,867	39,015,131
Diluted net income (loss) per common share	$(1.05)	$0.56	$(0.45)

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2017 and 2016, the only component of other comprehensive loss is net unrealized losses on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2017.

Xencor, Inc.

Notes to Financial Statements (Continued)

3. Marketable Securities

The Company’s marketable securities held as of December 31, 2017 and 2016 are summarized below:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$5,175	$—	$—	$5,175
Corporate Securities	123,860	—	(590)	123,270
Government Securities	224,739	—	(1,209)	223,530
	$353,774	$—	$(1,799)	$351,975

Reported as
Cash and cash equivalents				$5,175
Marketable securities				346,800
Total investments				$351,975

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$12,137	$—	$—	$12,137
Corporate Securities	182,394	6	(917)	181,483
Government Securities	207,986	44	(565)	207,465
	$402,517	$50	$(1,482)	$401,085

Reported as
Cash and cash equivalents				$12,137
Marketable securities				388,948
Total investments				$401,085

The maturities of the Company’s marketable securities as of December 31, 2017 are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$208,200	$207,603
Mature after one year through five years	140,399	139,197
	$348,599	$346,800

Xencor, Inc.

Notes to Financial Statements (Continued)

The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$79,290	$(137)	$43,980	$(453)
Government Securities	128,313	(461)	95,217	(748)
	$207,603	$(598)	$139,197	$(1,201)

	December 31, 2016
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$82,215	$(133)	$88,990	$(784)
Government Securities	17,573	(16)	149,694	(549)
	$99,788	$(149)	$238,684	$(1,333)

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

Xencor, Inc.

Notes to Financial Statements (Continued)

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016
	(In thousands)
Computers, software and equipment	$10,874	$6,735
Furniture and fixtures	152	125
Leasehold and tenant improvements	4,010	3,790
	15,036	10,650
Less accumulated depreciation and amortization	(7,948)	(7,545)
	$7,088	$3,105

Depreciation and amortization expense related to property and equipment in 2017, 2016 and 2015 was $1.2 million, $712,000 and $519,000, respectively.

6. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for income taxes is a benefit of $0.5 million and a charge of $1.0 million for the years ended December 31, 2017 and 2016 respectively. Current tax expense for each year represents federal and state alternative minimum tax. For the year ended December 31, 2015 there was no current provision for federal or state income taxes due to taxable losses subject to a valuation allowance incurred in each of the years.

A reconciliation of the federal statutory income tax  to our effective income tax is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Federal statutory income tax	$(16,917)	$7,718	$(6,157)
State and local income taxes	(2,436)	1,451	—
Research and development credit	(5,554)	(2,544)	708
Stock based compensation	2,709	733	651
Effect of the 2017 Tax Cut and Jobs Act	23,859	—	—
Other	262	8	14
Net change in valuation allowance	(2,386)	(6,366)	4,784
Income tax provision (benefit)	$(463)	$1,000	$—

Xencor, Inc.

Notes to Financial Statements (Continued)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2017 and 2016 is presented below (in thousands):

	2017	2016
Deferred income tax assets
Net operating loss carryforwards	$25,564	$54,860
Research credits	16,642	11,561
Depreciation	437	668
Unrealized loss on securities	504	573
Accrued compensation	748	719
Deferred revenue	26,442	5,236
State taxes	(2)	97
Gross deferred income tax assets	70,335	73,714
Valuation allowance	(67,284)	(69,670)
Net deferred income tax assets	3,051	4,044
Deferred income tax liabilities
Patent costs	(2,873)	(3,725)
Licensing costs	(142)	(261)
Capitalized legal costs	(36)	(58)
Gross deferred income tax liabilities	(3,051)	(4,044)
Net deferred income tax asset	$—	$—

The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017 and made substantial changes in the US tax system. One of the changes was elimination of the AMT tax system for corporations and allowance of an income tax refund for AMT tax credit carryforwards as of December 31, 2017. We have reported an income tax receivable of $1.5 million as of December 31, 2017 to reflect the U.S. AMT credit carryforwards we have available.  Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2017. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. As a result of the reduction in the U.S. statutory rate from 35% to 21% beginning in 2018, our total deferred assets at December 31, 2017 were reduced by $23.9 million. Upon analysis, there were changes in ownership under Section 382 of the Internal Revenue Code and related state provisions as a result of our sale of preferred stock and sale of common stock during 2013. Section 382 limits the amount of net operating losses and tax credit forwards that may be available after a change in ownership. The Company has adjusted its net operating loss and tax credit carryforwards to reflect the impact of the section 382 limitations. The Company’s tax returns remain open to potential inspection for the years 2013 and onwards for federal purposes and 2012 and onwards for state purposes.

As of December 31, 2017, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $104.8 million and $50.9 million respectively, and available tax credit carryforwards of approximately $10.0 million for federal income tax purposes and $6.6 million for state income tax purposes, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards expire starting in 2026, state net operating losses expire starting in 2032, and federal tax credit carryforwards expire starting in 2019. Utilization of the net operating losses and tax credits are subject to a substantial annual limitation due to ownership changes which occurred. As a result of these changes, provisions in the Internal Revenue Code of 1986 under Section 382 and similar state provisions may result in the expiration of certain of our net operating losses and tax credits before we can use them.

Xencor, Inc.

Notes to Financial Statements (Continued)

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

As of December 31, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was 8,526,465. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,862,719 shares, which number is included in the number of shares available for issuance above.  As of December 31, 2017 a total of 4,945,350 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase Company stock at a discount. The ESPP had an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and pursuant to the provisions of the ESPP, the second two-year term began automatically upon the end of the initial term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s stock price at the initial offering date or, 85% of the Company’s stock price at each purchase date. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2017, 2016 or 2015. As of December 31, 2017 and 2016, we have issued a total of 292,393 and 221,486 shares of common stock, respectively, under the ESPP.

Information with respect to stock options outstanding is as follows:

	December 31,
	2017	2016	2015
Exercisable options	2,558,941	1,743,765	1,600,351
Weighted average exercise price per share of exercisable options	$11.06	$8.87	$3.99
Weighted average grant date fair value per share of options granted during the year	$16.92	$10.30	$10.66
Options available for future grants	3,394,651	2,943,216	2,917,182
Weighted average remaining contractual life	6.58	7.82	6.98

Xencor, Inc.

Notes to Financial Statements (Continued)

The following table summarizes stock option activity for the years ended December 31, 2017 and 2016:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2015	3,370,901	$8.50	6.98
Options granted	1,429,500	15.08
Options forfeited	(54,503)	12.21
Options expired	(1,031)	15.69
Options exercised(3)	(699,066)	1.66
Balances at December 31, 2016	4,045,801	11.95	7.82	$58,131
Options granted	1,511,100	22.61
Options forfeited	(96,856)
Options expired	(3,000)
Options exercised(3)	(363,603)
Balances at December 31, 2017	5,093,442	$15.32		$
As of December 31, 2017
Options vested and expected to vest	5,093,442	$15.32	7.62	$35,495
Exercisable	2,558,941	$11.06	6.58	$28,017

(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in‑ the‑money options at December 31, 2017 and 2016.
(3)	The total intrinsic value of stock options exercised was $5.7 million, $11.2 million and $5.4 million for the years ended December 31, 2017, 2016 and 2015 respectively.

The stock options outstanding and exercisable by exercise price at December 31, 2017 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$0.59 – $4.25	622,046	4.82	$3.17	622,046	$3.17
$9.26 – $13.89	1,781,232	7.26	$11.87	1,205,142	$11.64
$14.10 – $21.15	968,314	7.40	$15.8	634,199	$15.68
$21.28 – $26.76	1,721,850	9.13	$23.0	97,554	$24.13
	5,093,442	7.62	$15.32	2,558,941	$11.06

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

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2017, 2016 and 2015:

Options
	2017	2016	2015
Common stock fair value per share	$19.61 - 25.67	$11.50 - 26.76	$11.82 - 22.35
Expected volatility	77.42% - 96.73%	75.77% - 90.83%	69.17% - 86.46%
Risk-free interest rate	.96% - 2.37%	1.03% - 2.18%	1.44% - 1.84%
Expected dividend yield	—	—	—
Expected term (in years)	5.23 - 6.08	5.23 - 6.08	5.23 - 6.08

ESPP
	2017	2016	2015
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67.8% - 79.8%	67.8% - 79.8%	67.8% - 82.9%
Risk-free interest rate	.47% - 1.8%	.47% - .93%	.07% - .93%
Expected dividend yield	—	—	—

Total employee, director and non‑employee stock‑based compensation expense recognized was as follows:

	Year Ended
	December 31,
(In thousands)	2017	2016	2015
General and administrative	$5,617	$3,592	$2,218
Research and development	8,034	4,256	2,650
	$13,651	$7,848	$4,869

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2017, 2016 and 2015 was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

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

As of December 31, 2017 and 2016, the unamortized compensation expense related to unvested stock options was $30.7 million and $18.1 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.76 years. At December 31, 2017 and 2016, the unamortized compensation expense was $1.1 million and $481,000 respectively under our ESPP. The remaining unamortized expense will be recognized over the next 23.3 months.

Xencor, Inc.

Notes to Financial Statements (Continued)

8. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space in Monrovia, CA through June 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building. The amended lease has a 64-month term with an option to renew for an additional five years. The lease terms for the original space were not amended.

The Company also leases office space in San Diego, CA through June 2020. In June 2017, the Company entered into a new lease agreement for an additional office space. The new lease has a 61-month term beginning from the date of occupancy and includes an option to renew for an additional five years.  At December 31, 2017 the future minimum lease payments under the operating leases were as follows:

Operating
Years ending December 31,	Leases
2018	$2,546
2019	2,726
2020	2,388
2021	1,980
2022	1,406
Thereafter	—

Rent expense for the years ended December 31, 2017,  2016 and 2015 was $1.7 million, $638,000 and $558,000 respectively.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents.  In general, the complaint alleged that the plaintiff and the class he seeks to represent were shareholders of the Company during the recapitalization and certain related transactions that the Company underwent in 2013 and that the defendants breached their fiduciary duties in the course of approving that series of transactions. It also challenged as invalid certain corporate acts taken in the 2013 time period. The plaintiffs and the Company agreed to separate the litigation into two separate claims; Count I relating to the claim of breach of Fiduciary Duty by the current and former directors of the Company and, Count II relating to the Invalidity of Directors and Stockholder consents.

On December 14, 2015, the Court entered an Order and Partial Final Judgment in connection with Count II and approved the settlement of the invalidity claims, validating each corporate act challenged in the complaint, dismissing with prejudice Count II of the complaint (the invalidity claims) and granting plaintiff’s counsel a fee award of $950,000. We have paid the plaintiff’s legal award cost of $950,000 net of insurance proceeds of $187,500 which has been reflected as a charge in our 2015 operations.

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s remaining claims for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement was reached without any party admitting wrongdoing. Under the terms of the settlement, no payment shall be

Xencor, Inc.

Notes to Financial Statements (Continued)

made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

On April 4, 2017, the Delaware Court of Chancery approved the settlement between the parties. On May 1, 2017, the Company’s insurance carriers fully funded the settlement account.

We recognized legal costs related to the litigation as incurred and offset any insurance proceeds when approved and issued. For the year ended December 31, 2017 no amount of loss related to the settlement has been accrued. At December 31, 2016, we reported the outstanding settlement amount of $2.355 million as a payable and reflected a receivable of the same amount for the insurance coverage. This amount was paid by the insurance carrier on our behalf in May 2017.

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet. We have also entered into agreements with third party vendors which will require us to make future payments upon the delivery of goods and services in future periods.

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and did not record a liability as of December 31, 2017 and 2016.

9. 401(k) Plan

We have a 401(k) plan covering all full‑time employees. Employees may make pre‑tax contributions up to the maximum allowable by the Internal Revenue Code. Participants are immediately vested in their employee contributions and employer discretionary contributions, if any. No employer contributions were made for the years ended December 31, 2017, 2016 or 2015.

10. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Xencor, Inc.

Notes to Financial Statements (Continued)

Quarterly Financial Data (in thousands, except per share data):

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$4,340	$13,340	$7,090	$10,941
Loss from operations	(15,519)	(7,670)	(16,490)	(13,882)
Net loss	(14,635)	(6,885)	(15,562)	(11,843)
Basic net loss per common share	(0.31)	(0.15)	(0.33)	(0.25)
Diluted net loss per common share	$(0.31)	$(0.15)	$(0.33)	$(0.25)

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$7,252	$66,007	$7,821	$6,440
Income (loss) from operations	(6,733)	48,556	(9,255)	(10,028)
Net income (loss)	(6,398)	47,156	(8,077)	(9,065)
Basic net income (loss) per common share	(0.16)	1.16	(0.20)	(0.21)
Diluted net income (loss) per common share	$(0.16)	$1.13	$(0.20)	$(0.21)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Vice President of Finance have concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the third quarter 2017, the Company implemented a new Enterprise Resource Planning (ERP) system to support the Company’s growth. The implementation was designed in part to enhance the overall system of internal controls over financial reporting through further automation of various business processes. Except for the new ERP system, there has been no change in our internal control over financial reporting during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation in Internal Control over Financial Reporting

RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2017 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in Item 8 of this Annual Report on From 10-K.

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

The other information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

10.3*	Xencor, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder.

10.4*	Xencor, Inc. 2013 Employee Stock Purchase Plan.

10.5*	Xencor, Inc. Non‑Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 10, 2017).

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

10.26†

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2015).

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

10.33†

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

10.35†

Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 2, 2016).

10.36

Office Lease, dated June 21, 2017, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 26, 2017).

10.37

Second Amendment to Lease, dated July 5, 2017, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 10, 2017).

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xencor, Inc.

Date: February 27, 2018	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 27, 2018
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Vice President, Finance (Principal Financial and Accounting Officer)	February 27, 2018
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D. *	Director	February 27, 2018
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON*	Director	February 27, 2018
Kurt Gustafson

/s/ YUJIRO S. HATA *	Director	February 27, 2018
Yujiro S. Hata

/s/ KEVIN C. GORMAN, PH.D.*	Director	February 27, 2018
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI*	Director	February 27, 2018
Richard Ranieri