Form 10-Q
period 2018-03-31
Xencor Inc
filed 2018-05-07
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1622502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 West Lemon Avenue, Monrovia, CA	91016
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2018
Common stock, $0.01 par value	55,625,022

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended March 31, 2018

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$251,572	$16,528
Marketable securities	210,838	207,603
Accounts receivable	1,098	1,142
Income tax receivable	762	—
Prepaid expenses and other current assets	6,649	5,606
Total current assets	470,919	230,879
Property and equipment, net	8,921	7,088
Patents, licenses, and other intangible assets, net	11,316	11,148
Marketable securities - long term	120,089	139,198
Income tax receivable	762	1,524
Loan receivable	—	86
Interest receivable	—	14
Other assets	265	265
Total assets	$612,272	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,523	$6,869
Accrued expenses	4,611	5,480
Current portion of deferred rent	179	26
Deferred revenue	60,118	60,118
Income taxes	—	157
Total current liabilities	73,431	72,650
Deferred rent, less current portion	1,177	1,088
Total liabilities	74,608	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2018 and December 31, 2017; 55,616,875 issued and outstanding at March 31, 2018 and 47,002,488 issued and outstanding at December 31, 2017	556	470
Additional paid-in capital	821,670	570,670
Accumulated other comprehensive loss	(2,201)	(1,808)
Accumulated deficit	(282,361)	(252,868)
Total stockholders’ equity	537,664	316,464
Total liabilities and stockholders’ equity	$612,272	$390,202

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenue
Collaborations, licenses and milestones	$—	$3,500
Operating expenses
Research and development	26,087	15,048
General and administrative	4,562	4,811
Total operating expenses	30,649	19,859
Loss from operations	(30,649)	(16,359)
Other income (expenses)
Interest income	1,158	1,057
Interest expense	(4)	(3)
Other income	2	—
Total other income, net	1,156	1,054

Loss before income taxes	(29,493)	(15,305)
Income tax expense	—	170
Net loss	(29,493)	(15,475)

Other comprehensive loss
Net unrealized gain (loss) on marketable securities	(393)	245
Comprehensive loss	$(29,886)	$(15,230)

Basic and diluted net loss per common share	$(0.62)	$(0.33)

Basic and diluted weighted average common shares outstanding	47,753,922	46,598,797

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(287,286)	282,046
Adoption of ASC 606	—	—	—	—	34,418	34,418
Balance December 31, 2017 as revised	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,421	—	—	245,505
Issuance of common stock upon exercise of stock awards	219,387	2	1,108	—	—	1,110
Comprehensive loss	—	—	—	(393)	(29,493)	(29,886)
Stock-based compensation	—	—	4,471	—	—	4,471
Balance, March 31, 2018 (unaudited)	55,616,875	$556	$821,670	$(2,201)	$(282,361)	$537,664

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(29,493)	$(15,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730	410
Amortization of premium on marketable securities	480	659
Stock-based compensation	4,471	3,158
Abandonment of capitalized intangible assets	5	9
Changes in operating assets and liabilities:
Accounts receivable	44	1,678
Interest receivable	(309)	(505)
Prepaid expenses and other assets	(1,043)	(1,465)
Accounts payable	1,654	395
Accrued expenses	(869)	(190)
Income taxes	(157)	110
Deferred rent	242	(30)
Deferred revenue	—	700
Net cash used in operating activities	(24,245)	(10,546)
Cash flows from investing activities
Purchase of marketable securities	(31,697)	(6,988)
Purchase of intangible assets	(389)	(702)
Purchase of property and equipment	(2,346)	(494)
Proceeds from sale and maturities of marketable securities	47,020	16,911
Loan receivable	86	(174)
Net cash provided by investing activities	12,674	8,553
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,110	1,026
Proceeds from issuance of common stock	260,245	—
Common stock issuance costs	(14,740)	—
Net cash provided by financing activities	246,615	1,026
Net increase (decrease) in cash and cash equivalents	235,044	(967)
Cash and cash equivalents, beginning of period	16,528	14,528
Cash and cash equivalents, end of period	$251,572	$13,561

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3	$3
Income taxes	$170	$60
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities, net of tax	$(393)	$245

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2018

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements for Xencor, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See “Recent Accounting Pronouncements – Pronouncements Adopted in 2018.” The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect reported amounts of assets and liabilities at the date of the interim financial statements and the reported revenues and expenditures during the reported periods. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 28, 2018.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, intangible assets and related amortization. Significant estimates in these interim financial statements include estimates made for accrued research and development expenses, stock based compensation expenses, intangible assets and related amortization.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense.  The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impaired intangible assets at March 31, 2018.

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, using the full retrospective transition method. Under this method, the Company is presenting its financial statements for the years ended December 31, 2016 and 2017 and applicable interim periods within the year ended 2017 as if ASC 606 had been effective for those periods.

Under ASC 606 an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The new guidance provides that revenue recognition for performance obligations related to delivery of certain goods or services occurs when control over the good or service is transferred to the customer. In addition, the timing of revenue recognition from licensing of our intellectual property that are functional and are distinct performance obligations changed from being recognized over the term of access to our license or technology to being recognized at a point in time. See Note 11 “Prior Period Financial Statements” for a complete discussion of the impact of adopting the new standard.

Effective January 1 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated. Classification will depend on the predominant source or use. The adoption did not have an effect on its statements of cash flow.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The standard applies when a company changes the terms of a stock compensation award previously granted to an employee where modification accounting applies. According to the standard, modification accounting is not required if (1) the fair value of the modified award (or the award’s calculated value or intrinsic value as appropriate) is the same as the value immediately prior to its modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the award immediately prior to its modification; and (3) the award’s classification as an equity or liability is the same after the modification as it was immediately prior to its modification. The Company did not have any modifications upon adopting the new standard; therefore, adoption had no effect on the Company’s financial statements.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not expect the adoption to have a material impact on its results of operations or financial position.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the guidance on the amortization period of premiums on certain purchased callable debt securities by shortening the amortization period of premiums to the earliest call date. The amendment affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendment is effective for fiscal years beginning after December 31, 2018 with early adoption permitted. The Company will review the requirements of the standard but does not anticipate it will have a significant impact on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02. Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment which permits companies to reclassify the income tax effects of the 2017 Tax Cut and Jobs Act (TCJA) on items within accumulated other comprehensive income to retained earnings. The standard also requires new disclosures about these stranded tax effects and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted and can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not anticipate the new guidance will have a significant impact in its financial statements due to its net operating losses.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2017 Annual Report on Form 10-K.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2018			December 31, 2017
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$247,682	$247,682	$—	$5,175	$5,175	$—
Corporate Securities	112,648	—	112,648	123,270	—	123,270
Government Securities	218,279	—	218,279	223,530	—	223,530
	$578,609	$247,682	$330,927	$351,975	$5,175	$346,800

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2018	2017
		(As Revised)
	(in thousands, except share
	and per share data)
Numerator:
Net loss attributable to common stockholders	$(29,493)	$(15,475)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	47,753,922	46,598,797
Basic and diluted net loss per common share	$(0.62)	$(0.33)

For each of the three months ended March  31, 2018 and 2017 all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2018 and 2017, the only component of other comprehensive loss is net unrealized gains

(loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 and 2017.

5. Marketable Securities

The Company’s marketable securities held as of March 31, 2018 and December 31, 2017 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$247,682	$—	$—	$247,682
Corporate Securities	113,478	—	(830)	112,648
Government Securities	219,640	—	(1,361)	218,279
	$580,800	$—	$(2,191)	$578,609

Reported as
Cash and cash equivalents				$247,682
Marketable securities				330,927
Total investments				$578,609

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$5,175	$—	$—	$5,175
Corporate Securities	123,860	—	(590)	123,270
Government Securities	224,739	—	(1,209)	223,530
	$353,774	$—	$(1,799)	$351,975

Reported as
Cash and cash equivalents				$5,175
Marketable securities				346,800
Total investments				$351,975

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
March 31, 2018	Cost	Fair Value
(in thousands)
Mature in one year or less	$211,774	$210,838
Mature within two years	121,344	120,089
	$333,118	$330,927

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2018 and December 31, 2017 are as follows:

	Less than 12 months		12 months or greater
March 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$74,174	$(276)	$38,474	$(554)
Government Securities	136,664	(660)	81,615	(701)
	$210,838	$(936)	$120,089	$(1,255)

	Less than 12 months		12 months or greater
December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$79,290	$(137)	$43,980	$(453)
Government Securities	128,313	(461)	95,217	(748)
	$207,603	$(598)	$139,197	$(1,201)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

6. Sale of Additional Common Stock

In March 2018, we completed the sale of 8,395,000 shares of common stock which included shares issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of  $245.5 million after underwriting discounts, commissions and offering expenses.

7. Stock Based Compensation

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

As of March 31, 2018, the total number of shares of common stock available for issuance under the 2013 Plan is 10,187,177, which includes 2,684,456 of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,880,100 shares. As of March 31, 2018, a total of 6,339,000 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2018. As of March 31, 2018, we have issued a total of 292,393 shares of common stock under the ESPP.

During the three months ended March 31, 2018, the Company awarded 33,933 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards will be in three equal annual installments and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
General and administrative	$1,617	$1,467
Research and development	2,854	1,691
	$4,471	$3,158

	Three Months Ended
	March 31,
	2018	2017
Stock options	$4,276	$3,039
ESPP	163	119
Restricted stock units	32	—
	$4,471	$3,158

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2017	5,093,442	$15.32	7.62
Options granted	1,393,650	$24.41
Options forfeited	(15,720)	$21.34
Options exercised	(219,387)	$5.06
Balance at March 31, 2018	6,251,985	$17.69	8.04	$77,152
Exercisable	2,845,609	$13.07	6.87	$48,121

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $29.98 per share as of March 31, 2018.

Weighted average fair value of options granted during the three-month periods ended March 31, 2018 and 2017 was $16.12 and $16.95 per share, respectively.  There were 1,135,600 options granted during the three-month period ended March 31, 2017. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2018 and 2017:

	Options
	Three Months Ended
	March 31,
	2018	2017
Expected term (years)	6.1	6.2
Expected volatility	73.1%	89.2%
Risk-free interest rate	2.50%	2.07%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2018	2017
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	71.4%	67.8 - 79.8%
Risk-free interest rate	1.47% - 1.80%	.55 - .93%
Expected dividend yield	—%	—%

As of March 31, 2018, the unamortized compensation expense related to unvested stock options was $49.8 million. The remaining unamortized compensation expense will be recognized over the next three years. As of March 31, 2018, the unamortized compensation expense under our ESPP was $162,894. The remaining unamortized expense will be recognized over the next 1.7 years.

The following table summarizes the restricted stock unit activity for the three-month period ended March 31, 2018:

Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2017	—	$—
Granted	33,933	$27.64
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2018	33,933	$27.64

8. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building. The amended lease has a 64-month term with an option to renew for an additional five years. The lease terms for the original space were not amended.

The Company also leases office space in San Diego, CA through June 2020. In June 2017, the Company entered into a new lease agreement for additional office space. The new lease has a 61-month term beginning from the date of occupancy and includes an option to renew for an additional five years.  At March 31, 2018 the future minimum lease payments under the operating leases were as follows:

Years ending December 31,
For the remainder of the fiscal year	$1,990
2019	2,726
2020	2,388
2021	1,980
2022	1,406

Rent expense for the three months ended March 31, 2018 and 2017 was $624,000 and $189,000 respectively.

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

9. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three months ended March 31, 2018 and 2017. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

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

•	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program), and
•	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

The Company received a non-refundable upfront payment under the Novartis Agreement of $150 million in July 2016 and is eligible to receive up to $2.4 billion in future development, regulatory and sales milestones in total for all programs that could be developed under the Novartis Agreement.

The Company evaluated the Novartis Agreement under the new revenue recognition standard ASC 606 and concluded that Novartis is a customer. The Company identified the following performance obligations that it deemed to be distinct at the inception of the contract:

•	License to certain rights to Xencor’s XmAb14045 and XmAb13676;
•	Develop four bispecific drug candidates against four targets identified by Novartis (Global discovery program); and
•	License to Xencor’s Fc technologies for up to 10 targets identified and selected by Novartis.

The Company considered the licenses as functional intellectual property as Novartis has the right to access its technology and such technology is functional to Novartis at the time that it has access to it. Under the Novartis Agreement, Novartis has substitution rights under each discovery program provided it has not advanced to filing an investigational new drug (IND) application. The Company’s obligation to provide services related to the discovery programs, and Novartis’ right to substitute programs is limited to the five-year period from the date of the Novartis agreement.

The Company determined the transaction price at inception is the $150 million upfront payment to be allocated to the performance obligations. The Novartis agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. None of the development, regulatory or sales milestones or royalties were included in the transaction price.  The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

In allocating the transaction price determined at inception, the Company determined that ASC 606 provides the use of a standalone selling price which is comparable to the relative selling price methodology used in the original accounting treatment for the transaction.

The transaction price of $150 million was allocated to the performance obligations as follows:

*	$27.1 million to certain rights to the XmAb14045 Program,
*	$31.4 million to certain rights to the XmAb13676 Program,
*	$20.05 million to each of the four Global Discovery Programs, and
*	$11.3 million to the Fc licenses

Under historical accounting guidance, the Company recognized as licensing revenue the amount of the total allocable consideration allocated to the rights to the XmAb13676 and XmAb14045 programs upon delivery of the exclusive licenses to Novartis, both of which were transferred as of the effective date of the Novartis Agreement. For each Global Discovery Program accepted by Novartis, the Company will recognize collaboration revenue of $20.05 million. Since Novartis has substitution rights for up to four target pair antibodies, revenue recognition would be delayed until the earlier that Novartis has filed an IND for a delivered discovery Program or the right to substitute the target pair lapses. For the license to the Fc technology the Company was recognizing as licensing revenue the amount of the total consideration allocated to the Fc license over the five-year research term beginning from the effective date of the Agreement.

Under ASC 606, there was no change in the amount or timing of revenue recognized for the licenses for XmAb13676 and XmAb14045.

ASC 606 changed the timing of revenue being recognized for the Global Discovery Programs. Under historical accounting guidance, no revenue is recognized on initial delivery of a discovery program as Novartis has the right to substitute a program and revenue is delayed until such substitution rights are exercised or lapse. Under ASC 606, revenue is recognized at the time that the Company delivers the initial discovery program.  Xencor delivered a discovery program to Novartis in 2017 and is recognizing $20.05 million of revenue in the period of delivery, the third quarter of 2017.

ASC 606 also changed the timing of revenue that is being recognized for the license to the Fc technology. Under historical accounting guidance, revenue was being recognized over the five-year research term and under ASC 606 the entire amount of revenue allocated to the license is being recognized at inception of the agreement, the second quarter of 2016. The change in revenue recognition resulted in a decrease in revenue of $0.6 million for the three months ended March 31, 2017.

During the three months ended March 31, 2018 and 2017, we did not recognize any revenue related to the Novartis agreement.  As discussed above, we decreased the revenue for the three months ended March 31, 2017 by $0.6 million in accordance with ASC 606. As of March 31, 2018, there is $60.1 million in deferred revenue related to the arrangement.

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

Under the Amgen Agreement, for each of the five Discovery Programs, the Company will apply its bispecific technology to antibody molecules provided by Amgen that bind Discovery Program Targets and return the bispecific product candidates to Amgen for further testing, development and commercialization. Amgen has the right to substitute up to three of the previously identified targets during the research term provided that Amgen has not initiated non-human primate studies with the Xencor provided bispecific candidate. The initial research term is three years from the date of the agreement but Amgen, at its option, may request an extension of one year if Xencor has not completed delivery of all five Discovery Program bispecific candidates to Amgen.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

The Company evaluated the Amgen Agreement under the new revenue recognition standard, ASC 606, and determined that it is a customer and that the CD38 Program and each of the five Discovery Programs represent the performance obligations under the contract.

The Company determined the transaction price at inception is the $45 million upfront payment to be allocated to the performance obligations. The Amgen Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. The Company included the $10 million development milestone that was received in the fourth quarter of 2017 in the transaction price as uncertainty associated with it has been resolved. No other development, regulatory or sales milestones or royalties were included in the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In allocating the transaction price determined at inception, the Company determined that ASC 606 provides the use of a standalone selling price which is comparable to the relative selling price methodology used in the original accounting treatment for the transaction.

The transaction price of $55 million was allocated to the performance obligations as follows:

*	$23.75 million to the CD38 Program and

*	$6.25 million to each of the five Discovery Programs

Under historical accounting guidance, the Company recognized as collaboration revenue the amount of consideration allocated to the CD38 Programs upon delivery of the CD38 research material and data to Amgen in the fourth quarter of 2015. The Company recognized as milestone revenue $10 million in the fourth quarter of 2017 in connection with Amgen advancing a CD38 candidate to IND stage of development. During 2016, the Company recognized as collaboration revenue the amount of consideration for delivery of three Discovery Programs. The Company completed delivery of bispecific antibody candidates for all five Discovery Programs by September 15, 2016. Amgen elected to substitute one of the originally identified antibody candidates in the first quarter of 2016. Amgen exercised its option to substitute one of the originally identified candidates and its option to substitute a third candidate lapsed in September 2017; the Company recognized revenue related to a discovery program in the third quarter of 2017 upon the lapsing of the remaining substitution right. The Company completed delivery of the substituted discovery program in the first quarter of 2018.

Under ASC 606, there is no change to the timing or the amount of revenue recognized for the CD38 program; the amount of upfront proceeds allocated to the CD38 program is recognized at the inception of the contract and the $10 million milestone revenue is recognized in the period that the uncertainty regarding the event is resolved, i.e., when the milestone event occurred.

ASC 606 changed the timing of revenue recognized for the discovery programs. The Company’s performance obligation for the five discovery programs was fulfilled in 2016 when all five of the original discovery programs were delivered to Amgen. Under ASC 606 the substitution rights are not separate purchase obligations and do not delay recognition of revenue if control of the discovery program has been transferred. Accordingly, pursuant to ASC 606 the Company is recognizing $31.25 million of revenue for delivery of the five discovery programs in 2016.

Under historical accounting guidance, the Company would have recognized $6.25 million and zero of revenue related to the Amgen arrangement for the three months ended March 31, 2018 and March 31, 2017, respectively. Under ASC 606, the Company is not recognizing any revenue for each of the three months ended March 31, 2018 and 2017. There is no deferred revenue as of March 31, 2018 related to this arrangement.

Merck Sharp & Dohme Corporation

In July 2013, we entered into a license agreement (the Merck Agreement) with Merck Sharp & Dohme Corp (Merck). Under the terms of the agreement, we provided Merck with a non-exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. The Merck Agreement provided for an upfront payment of $1.0 million and annual maintenance fees totaling $0.5 million. We are also eligible to receive future milestones and royalties as Merck advances the compound into clinical development.

Under historical accounting guidance, the upfront payment and the annual maintenance fees were being recognized as licensing revenue over the five-year research term.

Under ASC 606, the Company determined Merck to be a customer. The Company determined that the performance obligation under this agreement was the non-exclusive commercial license which we considered distinct and a functional intellectual property. The non-exclusive option did not provide a discount for future services and does not grant a material right. Therefore, the total transaction price at inception included the upfront payment and the present value of the five annual maintenance fees. Revenue recognized during the three months ended March 31, 2017 was decreased by $25,000.

In February 2018, Merck notified the Company that it was terminating the Agreement and all future obligations were terminated.

During each of the three months ended March 31, 2018 and 2017 there were no revenues recognized. There is no deferred revenue related to this arrangement at March 31, 2018.

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

Under the agreement, we received an upfront payment of $3.0 million and four annual maintenance fees of $0.5 million during the research term. In addition, we are eligible to receive development, regulatory and commercial milestones. If licensed products are successfully commercialized, we are also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑ country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

In the third quarter of 2014, Alexion achieved a Phase 1 milestone with ALXN1210. In the fourth quarter of 2015, Alexion exercised its option to take an exclusive commercial license to ALXN1210 and achieved a Phase 2 clinical development milestone for ALXN1210. In December 2016, Alexion achieved a Phase 3 clinical development milestone for ALXN1210.

Under historical accounting guidance, the upfront payment and the annual licensing fees were being recognized over the five-year research term and each of the option payment and clinical milestones were recognized as revenue in the period that each event occurred.

Under ASC 606, the Company determined Alexion to be a customer. The license of Xencor’s Xtend intellectual property is functional intellectual property, distinct and is the only performance obligation. The upfront fee, the net present value of the four $500,000 annual fees, the option exercise fee of $4 million and milestone payments of $8.5 million already received represent the total transaction price at inception. The $4 million option does not provide a discount on future services and does not grant a material right. The timing of revenue recognition for the option and milestones did not change under ASC 606 and have no effect on revised periods. Under ASC 606 the upfront payment and the present value of the annual licensing fees are recognized at inception of the agreement when Alexion is provided access to the technology. The adoption of ASC 606 resulted in a decrease in revenue of $250,000 for the three months ended March 31, 2017.

During each of the three months ended March 31, 2018 and 2017, no revenue was recognized under this arrangement. There is no deferred revenue related to this arrangement at March 31, 2018.

CSL Limited

In February 2009, we entered into a research license and commercialization agreement with CSL Limited (CSL). Under the agreement, we provided CSL with a research license to our Fc Cytotoxic technology and options to non-exclusive commercial licenses. CSL elected to exercise one commercial license for a compound, CSL362.

In 2013 CSL sublicensed CSL362 (now called talacotuzumab) to Janssen Biotech Inc. (Janssen Biotech). In March 2017, CSL, through its sub-licensee, Janssen Biotech, initiated a Phase 3 clinical trial for CSL362 and we received a milestone payment of $3.5 million.

There is no change to the timing or amount of revenue recognized under this arrangement for the earlier periods presented as a result of adopting ASC 606.

During the three months ended March 31, 2018 and 2017 we recognized zero and $3.5 million of revenue, respectively, under the arrangement.  There is no deferred revenue related to this arrangement at March 31, 2018.

10. Income taxes

There is no provision for income taxes for the three-month periods ended March 31, 2018 as the Company sustained a loss and no income tax benefit can be recognized due to uncertainty about the Company’s ability to generate taxable income in future periods. The provision for income taxes for the three months period ended March 31, 2017 represents the interim period tax allocation of the federal and state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has federal income tax receivable of $1.5 million at March 31, 2018 related to refundable alternative minimum tax credits. As of March 31, 2018, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

11. Prior-Period Financial Statements

The Company adopted ASC 606 on January 1, 2018 using the full retrospective method and as a result the Company has revised its comparative financial statements for the prior period as if ASC 606 had been in effect for that period.

The most significant changes to revenue recognition under ASC 606 relate to the timing of revenue recognized for arrangements that include licensing of our technologies. Under ASC 606 revenue related to licensing of access to our technologies is recognized at inception of the agreement, generally the effective date of the agreement. For existing licensing arrangements, the effect of ASC 606 is to shift revenue to earlier periods. Approximately $11.3 million of licensing revenue that was being recognized over the five-year period 2016-2021 is being recognized in the second quarter of 2016.

The other significant change under ASC 606 relates to the timing of collaboration revenue when the Company delivers drug candidates to its collaboration partners after applying its technologies. For existing collaborations, the effect of ASC 606 is to accelerate revenue recognition to earlier periods.  Approximately $6.25 million of collaboration revenue recognized in 2017 and 2018 under historical accounting guidance is being recognized in 2016 under ASC 606. An additional $20.5 million of collaboration revenue that would be recognized in 2018 is being recognized in 2017.  The following tables summarize the effects of adopting ASC topic 606 on our financial statements.

	As Reported December 31,	Effect of Adoption of	As Revised December 31,
	2017	ASC 606	2017

Assets
Current assets
Cash and cash equivalents	$16,528	$—	$16,528
Marketable securities	207,603	—	207,603
Accounts receivable	1,142	—	1,142
Prepaid expenses and other current assets	5,606	—	5,606
Total current assets	230,879	—	230,879
Property and equipment, net	7,088	—	7,088
Patents, licenses, and other intangible assets, net	11,148	—	11,148
Marketable securities - long term	139,198	—	139,198
Income tax receivable	1,524	—	1,524
Loan receivable	—	86	86
Interest receivable	—	14	14
Other assets	265	—	265
Total assets	$390,102	$100	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,869	$—	$6,869
Accrued expenses	5,480	—	5,480
Current portion of deferred rent	26	—	26
Current portion of deferred revenue	88,813	(28,695)	60,118
Income taxes	157	—	157
Total current liabilities	101,345	(28,695)	72,650
Deferred rent, less current portion	1,088	—	1,088
Deferred revenue, less current portion	5,623	(5,623)	—
Total liabilities	108,056	(34,318)	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2017	—	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at December 31, 2017; 47,002,488 issued and outstanding at December 31, 2017	470	—	470
Additional paid-in capital	570,670	—	570,670
Accumulated other comprehensive income loss	(1,808)	—	(1,808)
Accumulated deficit	(287,286)	34,418	(252,868)
Stockholders’ equity	282,046	34,418	316,464
Total liabilities and stockholders’ equity	$390,102	$100	$390,202

	As Reported		As Revised
	Three Months Ended	Effect of	Three Months Ended
	March 31,	Adoption of	March 31,
	2017	ASC 606	2017

Revenue
Collaborations, licenses and milestones	$4,340	$(840)	$3,500
Operating expenses
Research and development	15,048	—	15,048
General and administrative	4,811	—	4,811
Total operating expenses	19,859	—	19,859
Loss from operations	(15,519)	(840)	(16,359)
Other income (expenses)
Interest income	1,057	—	1,057
Interest expense	(3)	—	(3)
Total other income, net	1,054	—	1,054

Loss before income tax expense	(14,465)	(840)	(15,305)
Income tax expense	170	—	170
Net loss	(14,635)	(840)	(15,475)

Other comprehensive income (loss)
Net unrealized gain on marketable securities	245	—	245
Comprehensive loss	$(14,390)	$(840)	$(15,230)

Basic and diluted net loss per common share	$(0.31)	$(0.02)	$ $ (0.33)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09	—	—	401	—	(401)	—
Adoption of ASC 606	—	—	—	—	23,979	23,979
Balance, December 31, 2016 as revised	46,567,978	466	553,290	(1,441)	(214,382)	337,933
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(48,925)	(49,292)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	$470	$570,670	$(1,808)	$(263,307)	$306,025
Adoption of ASC topic 606	—	—	—	—	10,439	10,439
Balance, December 31, 2017 as revised	47,002,488	$470	$570,670	$(1,808)	$(252,868)	$316,464

	As Reported		As Revised
	Three Months Ended	Effect of	Three Months Ended
	March 31,	Adoption of	March 31,
	2017	ASC 606	2017
Cash flows from operating activities
Net loss	$(14,635)	$(840)	$(15,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	—	410
Amortization of premium on marketable securities	659	—	659
Stock-based compensation	3,158	—	3,158
Abandonment of capitalized intangible assets	9	—	9
Changes in operating assets and liabilities:
Accounts receivable	1,678	—	1,678
Interest receivable	(479)	(26)	(505)
Prepaid expenses and other assets	(1,465)	—	(1,465)
Accounts payable	395	—	395
Accrued expenses	(190)	—	(190)
Income taxes	110	—	110
Deferred rent	(30)	—	(30)
Deferred revenue	(340)	1,040	700
Net cash used in operating activities	(10,720)	174	(10,546)
Cash flows from investing activities
Purchase of marketable securities	(6,988)	—	(6,988)
Purchase of intangible assets	(702)	—	(702)
Purchase of property and equipment	(494)	—	(494)
Proceeds from sale and maturities of marketable securities	16,911	—	16,911
Repayment of loan	—	(174)	(174)
Net cash provided by investing activities	8,727	(174)	8,553
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,026	—	1,026
Net cash provided by financing activities	1,026	—	1,026
Net decrease in cash and cash equivalents	(967)	—	(967)
Cash and cash equivalents, beginning of period	14,528	—	14,528
Cash and cash equivalents, end of period	$13,561	$—	$13,561

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017. This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements may include, but are not limited to, statements concerning: (i) the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials, including our expected timeline for nominating clinical development candidates under our strategic alliances and our expected timeline for filing applications with regulatory authorities;(ii) our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate; (iii) our ability to obtain funding for our operations; (iv) our plans to research, develop and commercialize our future product candidates; (v) our ability to attract collaborators with development, regulatory and commercialization expertise; (vi) our ability to obtain and maintain intellectual property protection for our technology; (vii) the size and growth potential of the markets for our technology and future product candidates, and our ability to serve those markets; (viii) our ability to successfully commercialize our technology and our future product candidates; (ix) our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators; (x) regulatory developments in the United States and foreign countries; and (xi) the performance of our collaboration partners, licensees, third-party suppliers and manufacturers.  Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies or product candidates to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies and drug candidates with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly owned product candidates and usually require limited resources or efforts from us.  There are currently ten antibody product candidates in clinical trials that have been engineered with XmAb technology, including seven candidates being advanced by licensees and development partners, two of which are in Phase 3 trials.

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

We are also developing a pipeline of drug candidates around our bispecific technology. We have three bispecific drug candidates in Phase 1 stage of clinical development and we have an open IND for our first bispecific checkpoint inhibitor for which we expect to start clinical trials this year and are planning to file INDs for two additional bispecific checkpoint candidates this year that will enter clinical trials in 2019.

In June 2016, we entered into the Novartis Agreement which included a $150 million upfront payment and up to $2.4 billion in potential development, regulatory and sales milestones. As part of the Novartis Agreement, we will apply our bispecific technology to up to four target pair antibodies selected, available for exclusive license to Novartis and not subject to a Xencor internal program.

In September 2015, we entered into the Amgen Agreement which included a $45 million upfront payment and up to $1.7 billion in future development, regulatory and sales milestones if all programs under the Amgen Agreement advance into development. In connection with the Amgen Agreement, we are applying our bispecific technology to up to five previously identified molecules identified by Amgen and approved by us.

In March 2018, we completed the sale of 8,395,000 shares of common stock in a follow-on financing and received net proceeds of $245.5 million after deducting underwriter’s commissions and expenses of the sale.

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

As of March 31, 2018, we had an accumulated deficit of $282.4 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

In May 2017, we received Orphan Drug designation from the U.S. Food and Drug Administration for XmAb5871 for the treatment of IgG4-RD. In January 2018, we received Orphan Medicinal Product designation from the European Commission.

IgG4-RD:  In November 2017 we presented final data from the IgG4-RD Phase 2 trial at the American College of Rheumatology (ACR) annual meeting for the 15 patients that had been enrolled and received one or more doses of 5 mg/kg of XmAb5871.  The data indicated that XmAb5871 was well tolerated by patients receiving drug in the study.  Three patients had minor, transient gastrointestinal side-effects during the first infusion; all completed the study. Two serious adverse events (SAEs) unrelated to XmAb5871 were observed in one patient, pneumonia and recurrence of pneumonia due to non-compliance with antibiotic therapy (patient completed study).  All other XmAb5871-related AE’s were graded as mild or moderate and no treatment related AE was reported in more than two patients. Three patients discontinued the study early. One discontinued patient was atypical with laryngeal involvement only who did not respond to XmAb5871 or to subsequent rituximab. A second patient responded but flared at 12 weeks and did not respond to subsequent rituximab therapy. The third patient responded but developed a Grade 2 (moderate) hypersensitivity reaction with rash and arthritis, commonly referred to as serum sickness, following the fifth infusion. The event quickly resolved without the need for medical management. This patient was subsequently found to have developed anti-drug antibodies.

Efficacy data from the trial was very encouraging. Twelve of the 15 patients (80%) completed and all 12 achieved the primary endpoint of at least a 2-point reduction in IgG4-RD Responder Index (RI) on day 169. None of the 12 required corticosteroids (CS) after month two. Eight patients achieved remission (IgG4-RD RI of zero and no CS after two months) and the other four patients achieved an IgG4-RD Responder Index score of <=4 at Day 169. Fourteen of 15 patients (93%) achieved a decrease of ≥ 5 in the IgG4-RD RI. One patient had been on baseline CS for two years (15 mg/day) and was able to discontinue CS within two months. Four others received CS at the start of the trial and tapered off within two months.

Five additional patients were enrolled in the study and received either a 90 mg or 180 mg fixed dose by IV infusion every other week. Four of the five patients completed the study. One patient discontinued the study early after 3 doses due to SAEs of chronic inflammatory demyelinating polyneuropathy and small lymphocytic lymphoma/chronic lymphocytic leukemia, both unrelated to XmAb5871. Efficacy analysis for these 5 patients is on-going.

We believe that the promising data from the Phase 2 trial warrants further clinical development of XmAb5871 in treating IgG4-RD and we are planning to initiate a Phase 3 study in late 2018.

Xencor met with the Division of Pulmonary, Allergy and Respiratory Products (DPARP) of the U.S. Food and Drug Administration (FDA) in a Type B End of Phase 2 meeting in July 2017 to discuss the optimal pathway to advance XmAb5871 into Phase 3 development in IgG4-RD. The meeting resulted in guidance on endpoint definition and a path forward for Phase 3 development in IgG4-RD, which the FDA recognizes as a new disease entity with no regulatory precedence for an approval pathway. Based on the Phase 2 results and these preliminary discussions with DPARP, a randomized, placebo-controlled, double-blinded Phase 3 trial of approximately 200-250 patients evaluating the addition of XmAb5871 to standard of care is planned to initiate in the second half of 2018. In early 2018 we submitted a briefing document to the Scientific Advice Working Party of the European Medicines Agency to seek scientific input on our clinical trial design and expect feedback before our planned Phase 3 trial start in 2018.

In October 2016, we also completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous formulation. XmAb5871 was safe and well-tolerated as a subcutaneous injection in this trial. Pharmacokinetics and bioavailability data from the trial support an every-other-week dosing schedule. Our plan is to conduct further clinical studies with XmAb5871 in a subcutaneous formulation.

SLE:  In 2017 we completed enrollment of a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials; XmAb5871 is the first newly developed agent being assessed with this novel trial design.  The trial design calls for treating patients with moderate to severe, non-organ threatening SLE with XmAb5871 (or placebo) after their lupus disease activity has improved with a short course of intra-

muscular (IM) steroid therapy. Background, potentially confounding, immunosuppressant medications will be stopped. In this double-blinded placebo-controlled study, the ability of XmAb5871 to maintain the improvement in disease activity after IM steroid therapy and in the absence of immunosuppressant medication will be assessed.  Historically, SLE trial designs generally add new medications to the many already taken by the patient, and hence display a discernible treatment effect only when restricted to the sickest patients.  In December 2017, we enrolled that last of 104 patients in this study, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks. We expect to provide topline data from this trial in late 2018.

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

In September 2016, we initiated a multi-dose Phase 1b trial for XmAb7195 with a subcutaneous (SC) formulation in healthy volunteers and atopic patients. Half-life of SC XmAb7195 ranged from 3.6 - 4.9 days, comparable to the previously reported half-life of 3.9 days of intravenously administered XmAb7195. Subcutaneous administration of XmAb7195 was well tolerated. No severe AEs or serious treatment-emergent AEs occurred during the study. The most frequently occurring treatment-emergent AEs were injection-site related, including erythema, pruritus and/or urticaria, and most were mild.  No diffuse urticaria or other systemic hypersensitivity reactions were reported.  No apparent effect of SC XmAb7195 on platelet count was seen when dosed at 0.1 - 1.0 mg/kg weekly for four weeks.  At 1.5 - 2.0 mg/kg weekly for four weeks mild platelet count reductions were observed, and a recovery to within normal range occurred within a few days of the dose.

Potent reductions of both free and total IgE were observed across all dose levels in healthy and atopic patients.  In atopic subjects, who received doses of 1.5 and 2.0 mg/kg, free and total IgE were reduced below the limit of quantitation (BLQ) in 100% and 86% of patients with detectable baseline IgE, respectively.  Low IgE levels were sustained in the majority of patients for at least 7 days following the last dose.  These results support subcutaneous delivery for future development, and pharmacokinetic/pharmacodynamic modeling is proceeding to determine the optimal dosing schedule.  Xencor is seeking a development partner for XmAb7195.

XmAb Bispecific Pipeline

XmAb14045 uses our XmAb bispecific Fc technology that allows us to create dual-antigen targeting molecules. In September 2016, we dosed the first patient in a Phase 1 clinical trial for XmAb14045, our first bispecific oncology candidate, for the treatment of acute myeloid leukemia (AML).  XmAb14045 targets CD123, an antigen on AML cells and leukemic stem cells, and CD3, an activating receptor on T cells.  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in AML. We expect to announce initial data from this trial in late 2018 pending alignment with our development partner Novartis on the timing of disclosure.

.

XmAb13676 is our second bispecific oncology candidate. In February 2017, we dosed the first patient in a Phase 1 clinical trial for XmAb13676. XmAb13676 is a tumor-targeted antibody that contains both a B-cell tumor antigen binding domain (CD20) and a cytotoxic T-cell binding domain (CD3).  The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in B-cell malignancies. We expect to announce initial data from this trial in 2019 pending alignment with our development partner Novartis on the timing of disclosure.

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

XmAb18087 is our third CD3 bispecific oncology candidate and it targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors. This is our first bispecific candidate that targets a solid tumor. We dosed our first patient in a Phase 1 clinical trial in February 2018.

XmAb20717 is our initial checkpoint inhibitor candidate that is being developed using our bispecific technology platform. XmAb20717 targets PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors. An IND was filed and opened for this compound in the first quarter of 2018 and we plan to initiate clinical trials in 2018.

XmAb22841 and XmAb23104 are the next two checkpoint inhibitor candidates being developed. XmAb22841 targets CTLA4 and LAG3 and XmAb23104 targets PD-1 and ICOS. Both are being developed for broad oncology indications and we plan on filing INDs for both candidates in 2018 and initiating clinical trials for both in 2019.

XmAb24306 is a preclinical candidate that we are advancing into development and into clinical trials. XmAb24306 is an IL15/IL15-receptor alpha complex fused to a bispecific XmAb Fc domain (IL15/IL15Ra-Fc) for the treatment of multiple oncology indications. We are planning an IND filing for XmAb24306 in 2019.

Out-Licensed Compounds

In addition to our wholly-owned compounds in clinical development and those being co-developed with Novartis, we have used our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate additional milestone payments and royalties to support our internal development efforts. These include XmAb5574/MOR208 (now MOR208) licensed to MorphoSys, and XmAb13551, a bispecific CD38 x CD3 preclinical candidate, now AMG424, which we developed and licensed to Amgen.

In June 2017, MorphoSys commenced a Phase 3 trial for which we received a $12.5 million milestone payment. We are also eligible to receive additional milestone payments for development of MOR208 in oncology indications of up to $135.5 million and we are also eligible to receive tiered royalties from high single-digit to low-double digit percent range on net sales of commercial products. MorphoSys provided updated information regarding the MOR208 program in March 2018 and indicated that it had received Breakthrough Therapy Designation from the FDA for targeting diffuse large B-cell lymphoma (DLBCL) in combination with lenalidomide.

In the fourth quarter of 2017, Amgen filed an IND for AMG424 and we received a $10 million milestone payment. Amgen has indicated it will begin dosing a Phase 1 trial for AMG424 in 2018.

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

There are currently five programs in development with our partners. The most advanced program is with Alexion which started a Phase 3 trial in 2016. In March and April 2018, Alexion announced updated clinical data for its two Phase 3 trials comparing its Solaris product to ALXN1210. The data indicated that ALXN1210 was not inferior to Solaris for primary and secondary endpoints. Alexion indicated it planned to submit regulatory filings for ALXN1210 in 2018 and expected to have approval in 2019. We are eligible to receive additional regulatory and sales milestones of approximately $58 million in addition to royalties in the low single-digits on net sales of commercial products of ALXN1210.

In the first quarter of 2018, Boehringer Ingelheim (BI) notified us that they were discontinuing development of one of the candidates under license with us but continuing development of the second candidate.

In the first quarter of 2018, CSL notified us that Janssen had returned the rights to the CSL-362 compound to CSL.

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	PNH/aHUS	Yes	Yes	Phase 3
CSL	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1
Janssen Biotech	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017	Change
Revenues:		(As Revised)
Milestone	$—	$3.5	(3.5)
Total revenues	—	3.5	(3.5)
Operating expenses:
Research and development	26.1	15.0	11.1
General and administrative	4.6	4.8	(0.2)
Total operating expenses	30.7	19.8	10.9
Other income, net	1.2	1.1	0.1
Loss before income taxes	(29.5)	(15.2)	(14.3)
Income tax expense	—	0.2	(0.2)
Net loss	$(29.5)	$(15.4)	$(14.1)

Revenues

Revenues were lower by $3.5 million in the three months ended March 31, 2018 over comparable 2017 amounts primarily due to milestone revenues from CSL-Janssen Biotech in 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017	Change
Product programs:
XmAb5871	$6.4	$3.5	$2.9
XmAb7195	0.2	1.1	(0.9)
Bi-specific	17.1	9.1	8.0
Early research and discovery	2.4	1.3	1.1
Total research and development expenses	$26.1	$15.0	$11.1

Research and development expenses increased by $11.0 million for the three months ended March 31, 2018 over the same period in 2017 as we continue to advance our pipeline of bispecific candidates. These include current clinical candidates XmAb14045, XmAb13676 and XmAb18087 and the development activities for the next three bispecific candidates XmAb20717, XmAb22841 and XmAb23104. Spending for XmAb5871 and early research and discovery increased as we continue to advance the development of XmAb5871 and other preclinical development candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended
	March 31,
	2018	2017	Change
General and administrative	$4.6	$4.8	$(0.2)

General and administrative expenses decreased by $0.2 million for the three months ended March 31, 2018 over the same period in 2017 primarily due to lower professional fees associated with our SEC filings.

Other Income, Net

Other income, net was $1.1 million for each of the three months ended March 31, 2018 and 2017.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by (used in):		(As revised)
Operating activities	$(24,245)	$(10,546)	$(13,699)
Investing activities	12,674	8,553	4,121
Financing activities	246,615	1,026	245,589
Net increase (decrease) in cash and cash equivalents	$235,044	$(967)	$236,011

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 increased by $13.7 million over amounts reported for the three months ended March 31, 2017 due to a larger net loss resulting from increased operating expenses and lower revenue in the first quarter of 2018.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2018 increased by $4.0 million over amounts reported for the three-month period ended March 31, 2017. The Company received $47 million in sale proceeds, net of $32 million in purchase of marketable securities for the three months ended March 31, 2018 compared to $30 million in sale proceeds net of purchase of $25 million of marketable securities for the three months ended March 31, 2017.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 increased by $245.6 million over the same period in 2017 which reflects proceeds received from our financing in March 2018.

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

In December 2016, we completed the sale of 5,272,750 shares of common stock and we received net proceeds of $119.3 million, after deducting underwriter discounts and offering expenses.

In March 2018, we completed the sale of 8,395,000 shares of common stock which included shares issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $245.5 million after underwriting discounts, commissions and offering expenses.

As of March 31, 2018, we had $582.5 million of cash, cash equivalents and marketable securities compared to $363.3 million at December 31, 2017.  The investments in marketable securities are further described above in footnote 5 to the notes to the financial statements. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business to our specific contractual obligations during the three months ended March  31, 2018.

Critical Accounting Policies

For a discussion on our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Vice President of Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A.  Risk Factors

For information regarding certain factors that could materially affect our business, results of operations, financial condition and liquidity, see the risk factor discussion provided under “Risk Factors” in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

ITEM 6.  Exhibits

Exhibit

NumberDescription of Document

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

Dated: May 7, 2018