Form 10-Q
period 2018-06-30
Xencor Inc
filed 2018-08-07
CIK 1326732

AvailableForSaleSecuritiesGrossUnrealizeLoss

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1622502
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 West Lemon Avenue, Monrovia, CA	91016
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2018
Common stock, $0.01 par value	55,826,112

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended June  30, 2018

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$35,292	$16,528
Marketable securities	220,116	207,603
Accounts receivable	1,283	1,142
Income tax receivable	762	—
Prepaid expenses and other current assets	12,074	5,606
Total current assets	269,527	230,879
Property and equipment, net	9,401	7,088
Patents, licenses, and other intangible assets, net	11,531	11,148
Marketable securities - long term	299,971	139,198
Income tax receivable	762	1,524
Loan receivable	—	86
Interest receivable	—	14
Other assets	265	265
Total assets	$591,457	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,916	$6,869
Accrued expenses	5,923	5,480
Current portion of deferred rent	199	26
Deferred revenue	60,118	60,118
Income taxes	—	157
Total current liabilities	71,156	72,650
Deferred rent, less current portion	1,122	1,088
Total liabilities	72,278	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2018 and December 31, 2017; 55,821,310 issued and outstanding at June 30, 2018 and 47,002,488 issued and outstanding at December 31, 2017	558	470
Additional paid-in capital	828,858	570,670
Accumulated other comprehensive loss	(2,008)	(1,808)
Accumulated deficit	(308,229)	(252,868)
Total stockholders’ equity	519,179	316,464
Total liabilities and stockholders’ equity	$591,457	$390,202

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Loss

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue
Collaborations, licenses and milestones	$—	$12,500	$—	$16,000
Operating expenses
Research and development	23,332	16,919	49,418	31,967
General and administrative	4,958	4,091	9,520	8,903
Total operating expenses	28,290	21,010	58,938	40,870
Loss from operations	(28,290)	(8,510)	(58,938)	(24,870)
Other income (expenses)
Interest income	2,486	1,038	3,643	2,095
Interest expense	(3)	(3)	(6)	(5)
Other income (expense)	(62)	30	(60)	30
Total other income, net	2,421	1,065	3,577	2,120

Loss before income taxes	(25,869)	(7,445)	(55,361)	(22,750)
Income tax expense	—	280	—	450
Net loss	(25,869)	(7,725)	(55,361)	(23,200)

Other comprehensive loss
Net unrealized gain (loss) on marketable securities	193	(44)	(200)	201
Comprehensive loss	$(25,676)	$(7,769)	$(55,561)	$(22,999)

Basic and diluted net loss per common share	$(0.46)	$(0.17)	$(1.07)	$(0.50)

Basic and diluted weighted average common shares outstanding	55,678,990	46,767,759	51,738,348	46,683,744

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(287,286)	282,046
Adoption of ASC 606	—	—	—	—	34,418	34,418
Balance December 31, 2017 as revised	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,420	—	—	245,504
Issuance of common stock upon exercise of stock awards	397,270	4	2,911	—	—	2,915
Issuance of common stock under the Employee Stock Purchase Plan	26,552	—	504	—	—	504
Comprehensive loss	—	—	—	(200)	(55,361)	(55,561)
Stock-based compensation	—	—	9,353	—	—	9,353
Balance, June 30, 2018 (unaudited)	55,821,310	$558	$828,858	$(2,008)	$(308,229)	$519,179

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(55,361)	$(23,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,552	864
Amortization of premium on marketable securities	406	1,356
Stock-based compensation	9,353	6,607
Abandonment of capitalized intangible assets	50	225
Changes in operating assets and liabilities:
Accounts receivable	(140)	(6,260)
Interest receivable	(595)	(158)
Prepaid expenses and other assets	(6,468)	(4,727)
Accounts payable	(1,953)	3,500
Accrued expenses	443	(2,708)
Income taxes	(157)	390
Deferred rent	206	(12)
Deferred revenue	—	701
Net cash used in operating activities	(52,664)	(23,422)
Cash flows from investing activities
Purchase of marketable securities	(285,809)	(33,440)
Purchase of intangible assets	(882)	(1,092)
Purchase of property and equipment	(3,416)	(1,256)
Proceeds from sale and maturities of marketable securities	112,526	53,866
Loan receivable	86	(86)
Net cash provided by (used in) investing activities	(177,495)	17,992
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	2,915	1,680
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	504	442
Proceeds from issuance of common stock	260,245	—
Common stock issuance costs	(14,741)	—
Net cash provided by financing activities	248,923	2,122
Net increase (decrease) in cash and cash equivalents	18,764	(3,308)
Cash and cash equivalents, beginning of period	16,528	14,528
Cash and cash equivalents, end of period	$35,292	$11,220

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6	$5
Income taxes	$170	$60
Supplemental disclosures of non-cash investing activities
Unrealized gain on marketable securities, net of tax	$200	$201

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June  30, 2018

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

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, intangible assets and related amortization. Significant estimates in these interim financial statements include estimates made for accrued research and development expenses, stock-based compensation expenses, intangible assets and related amortization.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense.  The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impaired intangible assets at June  30, 2018.

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

Under ASC 606 an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The new guidance provides that revenue recognition for performance obligations related to delivery of certain goods or services occurs when control over the good or service is transferred to the customer. In addition, the timing of revenue recognition from licensing of our intellectual property that are functional and are distinct performance obligations changed from being recognized over the term of access to our license or technology to being recognized at a point in time. See Note 11 “Prior-Period Financial Statements” for a complete discussion of the impact of adopting the new standard.

Effective January 1 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard did not have an effect on its statements of cash flow.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The standard applies when a company changes the terms of a stock compensation award granted to an employee. The Company did not have any modifications upon adopting the new standard; therefore, adoption of the new standard had no effect on the Company’s financial statements.

Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02 Leases. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term. The new standard will be effective for reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11,  Lease (Topic 842): Targeted Improvements, which provides an alternative transition method of adoption, permitting the recognition of cumulative-effect adjustment to retained earnings on the date of adoption. We are currently evaluating our leases which includes a review of our lease expenses, which are primarily operating lease arrangements for our facilities in Monrovia and San Diego. We intend to adopt the standard on the effective date but have not yet selected a transition method.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends the guidance on the amortization period of premiums on certain purchased callable debt securities. The amendment is effective for fiscal years beginning after December 31, 2018 with early adoption permitted. The Company will review the requirements of the standard but does not anticipate it will have a significant impact on its financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment which permits companies to reclassify the income tax effects of the 2017 Tax Cut and Jobs Act (TCJA) on items within accumulated other comprehensive income to retained earnings. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company does not anticipate the new guidance will have a significant impact in its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. The standard is effective for fiscal years beginning after December 15, 2018 and interim periods within such fiscal year. The Company does not anticipate that the standard will have a significant impact on its financial statements.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2018			December 31, 2017
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$31,144	$31,144	$—	$5,175	$5,175	$—
Corporate Securities	96,102	—	96,102	123,270	—	123,270
Government Securities	423,985	—	423,985	223,530	—	223,530
	$551,231	$31,144	$520,087	$351,975	$5,175	$346,800

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three and six months ended June  30, 2018 and 2017, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Loss Per Share

We compute net loss per common share by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the diluted net loss per common share calculation where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net loss per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
		(As Revised)		(As Revised)
	(in thousands, except share
	and per share data)
Numerator:
Net loss attributable to common stockholders	$(25,869)	$(7,725)	$(55,361)	$(23,200)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	55,678,990	46,767,759	51,738,348	46,683,744
Basic and diluted net loss per common share	$(0.46)	$(0.17)	$(1.07)	$(0.50)

For each of the three and six months ended June  30, 2018 and 2017 all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. For the three and six months ended June 30, 2018 and 2017, the only component of other comprehensive loss is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive loss during the three and six months ended June  30, 2018 and 2017.

5. Marketable Securities

The Company’s marketable securities held as of June  30, 2018 and December 31, 2017 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2018	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$31,144	$—	$—	$31,144
Corporate Securities	96,756	—	(654)	96,102
Government Securities	425,329	21	(1,365)	423,985
	$553,229	$21	$(2,019)	$551,231

Reported as
Cash and cash equivalents				$31,144
Marketable securities				520,087
Total investments				$551,231

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$5,175	$—	$—	$5,175
Corporate Securities	123,860	—	(590)	123,270
Government Securities	224,739	—	(1,209)	223,530
	$353,774	$—	$(1,799)	$351,975

Reported as
Cash and cash equivalents				$5,175
Marketable securities				346,800
Total investments				$351,975

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
June 30, 2018	Cost	Fair Value
(in thousands)
Mature in one year or less	$221,286	$220,116
Mature within two years	300,799	299,971
	$522,085	$520,087

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2018 and December 31, 2017 are as follows:

	Less than 12 months		12 months or greater
June 30, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$63,850	$(475)	$32,252	$(179)
Government Securities	156,266	(695)	267,719	(670)
	$220,116	$(1,170)	$299,971	$(849)

	Less than 12 months		12 months or greater
December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$79,290	$(137)	$43,980	$(453)
Government Securities	128,313	(461)	95,217	(748)
	$207,603	$(598)	$139,197	$(1,201)

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

As of June 30, 2018, the total number of shares of common stock available for issuance under the 2013 Plan is 10,009,294 which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,880,100 shares. As of June 30, 2018, a total of 6,498,750 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2018. As of June 30, 2018, we have issued a total of 318,945 shares of common stock under the ESPP.

During the six months ended June 30, 2018, the Company awarded 33,933 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards will be in three equal annual installments and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative	$1,688	$1,416	$3,305	$2,884
Research and development	3,194	2,032	6,048	3,723
	$4,882	$3,448	$9,353	$6,607

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$4,614	$3,319	$8,891	$6,358
ESPP	190	129	353	249
Restricted stock units	78	—	109	—
	$4,882	$3,448	$9,353	$6,607

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2017	5,093,442	$15.32	7.62
Options granted	1,553,400	$25.58
Options forfeited	(30,345)	$21.90
Options exercised	(397,270)	$7.34
Balance at June 30, 2018	6,219,227	$18.36	7.90	$116,282
Exercisable	2,941,950	$13.76	6.79	$68,393

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $37.01 per share as of June 30, 2018.

Weighted average fair value of options granted during the six-month period ended June 30, 2018 and 2017 was $16.86 and $16.95 per share, respectively.  There were 1,356,100 options granted during the six-month period ended June 30, 2017. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2018 and 2017:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term (years)	5.9	6.1	6.1	6.1
Expected volatility	72.9%	88.9%	73.1%	89.2%
Risk-free interest rate	2.77%	1.91%	2.53%	2.04%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	61.2 - 71.4%	67.8 - 79.8%	61.2 - 71.4%	67.8 - 79.8%
Risk-free interest rate	1.47 - 2.41%	.47 - 1.09%	1.47 - 2.41%	.47 - 1.09%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2018, the unamortized compensation expense related to unvested stock options was $47.9 million. The remaining unamortized compensation expense will be recognized over the next three years. As of June 30, 2018, the unamortized compensation expense under our ESPP was $1.2 million. The remaining unamortized expense will be recognized over the next 1.4 years.

The following table summarizes the restricted stock unit activity for the six-month period ended June 30, 2018:

Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2017	—	$—
Granted	33,933	$27.64
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2018	33,933	$27.64

As of June 30, 2018, the unamortized compensation expense related to unvested restricted stock units was $0.8 million. The remaining unamortized expense will be recognized over the next 2.7 years.

8. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building. The amended lease has a 64-month term with an option to renew for an additional five years. The lease terms for the original space were not amended.

The Company also leases office space in San Diego, CA through June 2020. In June 2017, the Company entered into a new lease agreement for additional office space. The new lease has a 61-month term beginning from the date of occupancy and includes an option to renew for an additional five years.  At June  30, 2018 the future minimum lease payments under the operating leases were as follows:

Years ending December 31,
For the remainder of the fiscal year	$1,346
2019	2,752
2020	2,404
2021	1,980
2022	1,406

Rent expense for the six months ended June  30, 2018 and 2017 was $1.2 million and $453,000 respectively.

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

9. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the six months ended June 30, 2018 and 2017. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

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

ASC 606 also changed the timing of revenue that is being recognized for the license to the Fc technology. Under historical accounting guidance, revenue was being recognized over the five-year research term and under ASC 606 the entire amount of revenue allocated to the license is being recognized at inception of the agreement, the second quarter of 2016. The change in revenue recognition resulted in a decrease in revenue of $0.6 million and $1.1 million for the three and six months ended June 30, 2017.

During the three and six months ended June 31, 2018, we did not recognize any revenue related to the Novartis agreement.  As discussed above, we decreased the revenue for the three and six months ended June 30, 2017 by $0.6 million and $1.1 million, respectively pursuant to the adoption of ASC 606. As of June 30, 2018, there is $60.1 million in deferred revenue related to the arrangement.

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

Under the Amgen Agreement, for each of the five Discovery Programs, the Company will apply its bispecific technology to antibody molecules provided by Amgen that bind Discovery Program Targets and return the bispecific product candidates to Amgen for further testing, development and commercialization. Amgen has the right to substitute up to three of the previously identified targets during the research term provided that Amgen has not initiated non-human primate studies with the Xencor-provided bispecific candidate. The initial research term is three years from the date of the agreement but Amgen, at its option, may request an extension of one year. In May 2018, Amgen notified the Company that it was electing to extend the term of the research term for one year. Pursuant to the Agreement, Amgen and the Company will agree upon a detailed plan for services to be provided by the Company during the extended research term. The Company will receive research funding for the additional services provided during the extended research term.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

The Company evaluated the Amgen Agreement under ASC 606 and determined that it is a customer and that the CD38 Program and each of the five Discovery Programs represent the performance obligations under the contract.

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

Under ASC 606, the Company is not recognizing any revenue for each of the three and six months ended June 30, 2018 and 2017. There is no deferred revenue as of June 30, 2018 related to this arrangement.

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

In February 2018, Merck notified the Company that it was terminating the Merck Agreement and all future obligations were terminated.

During each of the three and six months ended June 30, 2018 and 2017 there were no revenues recognized. There is no deferred revenue related to this arrangement at June 30, 2018.

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

In the third quarter of 2014, Alexion achieved a Phase 1 milestone with ALXN1210, a compound that incorporates our Xtend technology. In the fourth quarter of 2015, Alexion exercised its option to take an exclusive commercial license to ALXN1210 and achieved a Phase 2 clinical development milestone for ALXN1210. In December 2016, Alexion achieved a Phase 3 clinical development milestone for ALXN1210.

Under historical accounting guidance, the upfront payment and the annual licensing fees were being recognized over the five-year research term and each of the option payment and clinical milestones were recognized as revenue in the period that each event occurred.

Under ASC 606, the Company determined Alexion to be a customer. The license of Xencor’s Xtend intellectual property is functional intellectual property, distinct and is the only performance obligation. The upfront fee, the net present value of the four $500,000 annual fees, the option exercise fee of $4 million and milestone payments of $8.5 million already received represent the total transaction price at inception. The $4 million option does not provide a discount on future services and does not grant a material right. The timing of revenue recognition for the option and milestones did not change under ASC 606 and have no effect on revised periods. Under ASC 606 the upfront payment and the present value of the annual licensing fees are recognized at inception of the agreement when Alexion was provided access to the technology. The adoption of ASC 606 resulted in a decrease in revenue of $250,000 and $500,000 for the three and six months ended June 30, 2017 respectively.

During each of the three and six months ended June 30, 2018 and 2017, no revenue was recognized under this arrangement. There is no deferred revenue related to this arrangement at June 30, 2018.

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

There is no change to the timing or amount of revenue recognized under this arrangement for the periods presented as a result of adopting ASC 606.

During the three and six months ended June 31, 2018, there were no revenues recognized. During the three and six months ended June 30, 2017 we recognized zero and $3.5 million of revenue, respectively, under the arrangement.  There is no deferred revenue related to this arrangement at June 30, 2018.

10. Income taxes

There is no provision for income taxes for the three and six-month periods ended June 30, 2018 as the Company sustained a loss for both periods and no income tax benefit can be recognized currently due to uncertainty about the Company’s ability to generate taxable income in future periods. The provision for income taxes for the three and six months ended June  30, 2017 represents the interim period tax allocation of the federal and state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has federal income tax receivable of $1.5 million at June  30, 2018 related to refundable alternative minimum tax credits. As of June  30, 2018, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

The other significant change under ASC 606 relates to the timing of collaboration revenue when the Company completes its performance obligations for delivery of a drug candidate to its collaboration partners after applying its technologies. For existing collaborations, the effect of ASC 606 is to accelerate revenue recognition to earlier periods.  Approximately $6.25 million of collaboration revenue recognized in 2017 and 2018 under historical accounting guidance is being recognized in 2016 under ASC 606. An additional $20.5 million of collaboration revenue that would be recognized in 2018 is being recognized in 2017.  The following tables summarize the effects of adopting ASC topic 606 on our financial statements.

	As Reported December 31,	Effect of Adoption of	As Revised December 31,
	2017	ASC 606	2017

Assets
Current assets
Cash and cash equivalents	$16,528	$—	$16,528
Marketable securities	207,603	—	207,603
Accounts receivable	1,142	—	1,142
Prepaid expenses and other current assets	5,606	—	5,606
Total current assets	230,879	—	230,879
Property and equipment, net	7,088	—	7,088
Patents, licenses, and other intangible assets, net	11,148	—	11,148
Marketable securities - long term	139,198	—	139,198
Income tax receivable	1,524	—	1,524
Loan receivable	—	86	86
Interest receivable	—	14	14
Other assets	265	—	265
Total assets	$390,102	$100	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,869	$—	$6,869
Accrued expenses	5,480	—	5,480
Current portion of deferred rent	26	—	26
Current portion of deferred revenue	88,813	(28,695)	60,118
Income taxes	157	—	157
Total current liabilities	101,345	(28,695)	72,650
Deferred rent, less current portion	1,088	—	1,088
Deferred revenue, less current portion	5,623	(5,623)	—
Total liabilities	108,056	(34,318)	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2017	—	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at December 31, 2017; 47,002,488 issued and outstanding at December 31, 2017	470	—	470
Additional paid-in capital	570,670	—	570,670
Accumulated other comprehensive income loss	(1,808)	—	(1,808)
Accumulated deficit	(287,286)	34,418	(252,868)
Stockholders’ equity	282,046	34,418	316,464
Total liabilities and stockholders’ equity	$390,102	$100	$390,202

	As Reported		As Revised
	Three Months Ended	Effect of	Three Months Ended
	June 30,	Adoption of	June 30,
	2017	ASC 606	2017

Revenue
Collaborations, licenses and milestones	$13,340	$(840)	$12,500
Operating expenses
Research and development	16,919	—	16,919
General and administrative	4,091	—	4,091
Total operating expenses	21,010	—	21,010
Loss from operations	(7,670)	(840)	(8,510)
Other income (expenses)
Interest income	1,038	—	1,038
Interest expense	(3)	—	(3)
Other income	30	—	30
Total other income, net	1,065	—	1,065

Loss before income tax expense	(6,605)	(840)	(7,445)
Income tax expense	280	—	280
Net loss	(6,885)	(840)	(7,725)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	(44)	—	(44)
Comprehensive loss	$(6,929)	$(840)	$(7,769)

Basic and diluted net loss per common share	$(0.15)	$(0.02)	$ $ (0.17)

	As Reported		As Revised
	Six Months Ended	Effect of	Six Months Ended
	June 30,	Adoption of	June 30,
	2017	ASC 606	2017

Revenue
Collaborations, licenses and milestones	$17,681	$(1,681)	$16,000
Operating expenses
Research and development	31,967	—	31,967
General and administrative	8,903	—	8,903
Total operating expenses	40,870	—	40,870
Loss from operations	(23,189)	(1,681)	(24,870)
Other income (expenses)
Interest income	2,095	—	2,095
Interest expense	(5)	—	(5)
Other income	30	—	30
Total other income, net	2,120	—	2,120

Loss before income tax expense	(21,069)	(1,681)	(22,750)
Income tax expense	450	—	450
Net loss	(21,519)	(1,681)	(23,200)

Other comprehensive income (loss)
Net unrealized gain on marketable securities	201	—	201
Comprehensive loss	$(21,318)	$(1,681)	$(22,999)

Basic and diluted net loss per common share	$(0.46)	$(0.04)	$ $ (0.50)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09	—	—	401	—	(401)	—
Adoption of ASC 606	—	—	—	—	23,979	23,979
Balance, December 31, 2016 as revised	46,567,978	466	553,290	(1,441)	(214,382)	337,933
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(48,925)	(49,292)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	$470	$570,670	$(1,808)	$(263,307)	$306,025
Adoption of ASC topic 606	—	—	—	—	10,439	10,439
Balance, December 31, 2017 as revised	47,002,488	$470	$570,670	$(1,808)	$(252,868)	$316,464

	As Reported		As Revised
	Six Months Ended	Effect of	Six Months Ended
	June 30,	Adoption of	June 30,
	2017	ASC 606	2017
Cash flows from operating activities
Net loss	$(21,519)	$(1,681)	$(23,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864	—	864
Amortization of premium on marketable securities	1,356	—	1,356
Stock-based compensation	6,607	—	6,607
Abandonment of capitalized intangible assets	225	—	225
Changes in operating assets and liabilities:
Accounts receivable	(6,260)	—	(6,260)
Interest receivable	(144)	(14)	(158)
Prepaid expenses and other assets	(4,727)	—	(4,727)
Accounts payable	3,500	—	3,500
Accrued expenses	(2,708)	—	(2,708)
Income taxes	390	—	390
Deferred rent	(12)	—	(12)
Deferred revenue	(1,080)	1,781	701
Net cash used in operating activities	(23,508)	86	(23,422)
Cash flows from investing activities
Purchase of marketable securities	(33,440)	—	(33,440)
Purchase of intangible assets	(1,092)	—	(1,092)
Purchase of property and equipment	(1,256)	—	(1,256)
Proceeds from sale and maturities of marketable securities	53,866	—	53,866
Repayment of loan	—	(86)	(86)
Net cash provided by investing activities	18,078	(86)	17,992
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,680	—	1,680
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	442		442
Net cash provided by financing activities	2,122	—	2,122
Net decrease in cash and cash equivalents	(3,308)	—	(3,308)
Cash and cash equivalents, beginning of period	14,528	—	14,528
Cash and cash equivalents, end of period	$11,220	$—	$11,220

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies or product candidates to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies and drug candidates with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly-owned product candidates and usually require limited resources or efforts from us.  There are currently 11 antibody product candidates in clinical trials that have been engineered with XmAb technology, including five candidates being advanced by licensees and development partners. One partner has completed Phase 3 trials and has submitted a Biologics License Application (BLA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) for regulatory approval, and another partner is currently in a Phase 3 trial.

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

We are also developing a pipeline of drug candidates around our bispecific technology. We have four bispecific drug candidates in Phase 1 stage of clinical development and we are planning to file INDs for two additional bispecific checkpoint candidates this year that will enter clinical trials in 2019.

In June 2016, we entered into the Novartis Agreement which included a $150 million upfront payment and up to $2.4 billion in potential development, regulatory and sales milestones. As part of the Novartis Agreement, we will apply our bispecific technology to up to four target pair antibodies selected, available for exclusive license to Novartis and not subject to a Xencor internal program.

In September 2015, we entered into the Amgen Agreement which included a $45 million upfront payment and up to $1.7 billion in future development, regulatory and sales milestones if all programs under the Amgen Agreement advance into development. Under the Amgen Agreement, we have applied our bispecific technology to five previously identified molecules identified by Amgen and approved by us.

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

As of June  30, 2018, we had an accumulated deficit of $308.2 million. Substantially all of our operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

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

In May 2017, we received Orphan Drug designation from the FDA for XmAb5871 for the treatment of IgG4-RD. In January 2018, we received Orphan Medicinal Product designation from the European Commission.

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

Efficacy data from the trial was very encouraging. 12 of the 15 patients (80%) completed and all 12 achieved the primary endpoint of at least a 2-point reduction in IgG4-RD Responder Index (RI) on day 169. None of the 12 required corticosteroids (CS) after month two. Eight patients achieved remission (IgG4-RD RI of zero and no CS after two months) and the other four patients achieved an IgG4-RD Responder Index score of <=4 at Day 169. 14 of 15 patients (93%) achieved a decrease of ≥ 5 in the IgG4-RD RI.

We believe that the promising data from the Phase 2 trial warrants further clinical development of XmAb5871 in treating IgG4-RD.

Xencor met with the Division of Pulmonary, Allergy and Respiratory Products (DPARP) of the FDA in a Type B End of Phase 2 meeting in July 2017 and received scientific input from Scientific Advice Working Party of the European Medicines Agency in the first half of 2018 on a proposed pathway to advance XmAb5871 into Phase 3 development in IgG4-RD. Based on the Phase 2 results and these preliminary discussions with the regulatory authorities, a randomized, placebo-controlled, double-blinded Phase 3 trial of approximately 200-250 patients evaluating the addition of XmAb5871 to standard of care is planned to initiate in the second half of 2018.

SLE: In 2017 we completed enrollment of a Phase 2 randomized, double blinded, placebo-controlled study of XmAb5871in SLE.  This trial is designed to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and using fewer patients compared to standard SLE trials; XmAb5871 is the first newly developed agent being assessed with this novel trial design.  In December 2017, we enrolled the last of 104 patients in this study, 1:1 randomized to XmAb5871 or placebo, for up to 24 weeks. We expect to provide topline data from this trial in late 2018.

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. We announced data from the Phase 1a study of the intravenous formulation in May 2016 and from the Phase 1b study of the subcutaneous formulation in November 2017. We are seeking a development partner for XmAb7195.

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

XmAb18087 is our third CD3 bispecific oncology candidate and it targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors (NET) and gastrointestinal tromal tumors (GIST). This is our first bispecific candidate that targets a solid tumor. We dosed our first patient in a Phase 1 clinical trial in February 2018. The trial is a Phase 1, open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in subjects with NET or GIST.

XmAb20717 is our initial checkpoint inhibitor candidate that is being developed using our bispecific technology platform. XmAb20717 targets PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors. We dosed our first patient in a Phase 1 clinical trial in July 2018. The Phase 1 trial is an open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity in subjects with selected solid tumors.

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

In June 2017, MorphoSys commenced a Phase 3 trial with MOR208 for which we received a $12.5 million milestone payment. We are also eligible to receive additional milestone payments for development of MOR208 in oncology indications of up to $135.5 million and we are also eligible to receive tiered royalties from high single-digit to low-double digit percent range on net sales of commercial products. MorphoSys provided updated information regarding the MOR208 program in March 2018 and indicated that it had received Breakthrough Therapy Designation from the FDA for targeting diffuse large B-cell lymphoma (DLBCL) in combination with lenalidomide.

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

There are currently five programs in development with our partners. The most advanced program is with Alexion which completed two Phase 3 trials in 2018 for ALXN1210. In June 2018, Alexion announced that they submitted applications for marketing authorization for ALXN1210 to the FDA and to the EMA. Under the licensing agreement we are eligible to receive regulatory milestones of $28 million and sales milestones of $30 million in addition to royalties in the low single-digits on net sales of commercial products of ALXN1210.

In the first quarter of 2018, Boehringer Ingelheim (BI) notified us that they were discontinuing development of one of the candidates under license with us but continuing development of the second candidate.

In the first quarter of 2018, CSL notified us that Janssen had returned the rights to the CSL-362 compound to CSL.

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	PNH/aHUS	Yes	Yes	BLA/MAA
CSL	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1
Janssen Biotech	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	Preclinical

Results of Operations

Comparison of the Three Months Ended June  30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June  30, 2018 and 2017 (in millions):

	Three Months Ended
	June 30,
	2018	2017	Change
Revenues:		(As Revised)
Milestone	$—	$12.5	(12.5)
Total revenues	—	12.5	(12.5)
Operating expenses:
Research and development	23.3	16.9	6.4
General and administrative	5.0	4.1	0.9
Total operating expenses	28.3	21.0	7.3
Other income, net	2.4	1.1	1.3
Loss before income taxes	(25.9)	(7.4)	(18.5)
Income tax expense	—	0.3	(0.3)
Net loss	$(25.9)	$(7.7)	$(18.2)

Revenues

Revenues were lower by $12.5 million in the three months ended June 30, 2018 over comparable 2017 amounts primarily due to milestone revenue received from MorphoSys in 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June  30, 2018 and 2017 (in millions):

	Three Months Ended
	June 30,
	2018	2017	Change
Product programs:
XmAb5871	$5.6	$4.7	$0.9
XmAb7195	0.1	1.0	(0.9)
Bi-specific	15.0	9.7	5.3
Early research and discovery	2.6	1.5	1.1
Total research and development expenses	$23.3	$16.9	$6.4

Research and development expenses increased by $6.4 million for the three months ended June 30, 2018 over the same period in 2017 as we continue to advance our pipeline of bispecific candidates. These include our first four clinical candidates XmAb14045, XmAb13676, XmAb18087 and, XmAb20717 and development activities for the next two bispecific candidates XmAb22841 and XmAb23104. Spending for XmAb5871 and early research and discovery increased as we continue development of XmAb5871 with the IgG4-RD and SLE trials and other early research and discovery efforts including XmAb24306.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June  30, 2018 and 2017 (in millions):

	Three Months Ended
	June 30,
	2018	2017	Change
General and administrative	$5.0	$4.1	$0.9

General and administrative expenses increased by $0.9 million for the three months ended June  30, 2018 over the same period in 2017 primarily due to higher professional fees, increased stock-based compensation costs and higher facility costs from the expansion of space under leases at our Monrovia and San Diego locations.

Other Income, Net

Other income, net was $2.4 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase in other income, net was primarily from higher interest income from our investments in 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended
	June 30,
	2018	2017	Change
Revenues:		(As Revised)
Milestone	$—	$16.0	(16.0)
Total revenues	—	16.0	(16.0)
Operating expenses:
Research and development	49.4	32.0	17.4
General and administrative	9.5	8.9	0.6
Total operating expenses	58.9	40.9	18.0
Other income, net	3.5	2.1	1.4
Loss before income taxes	(55.4)	(22.8)	(32.6)
Income tax expense	—	0.4	(0.4)
Net loss	$(55.4)	$(23.2)	$(32.2)

Revenues

Revenues were lower by $16 million in the six months ended June 30, 2018 over comparable 2017 amounts primarily due to milestone revenue received from CSL-Janssen Biotech and MorphoSys in 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended
	June 30,
	2018	2017	Change
Product programs:
XmAb5871	$11.9	$8.2	$3.7
XmAb7195	0.3	2.0	(1.7)
Bi-specific	32.1	18.9	13.2
Early research and discovery	5.1	2.9	2.2
Total research and development expenses	$49.4	$32.0	$17.4

Research and development expenses increased by $17.4 million for the six months ended June 30, 2018 over the same period in 2017 as we continue to advance our pipeline of bispecific candidates. These include current clinical candidates XmAb14045, XmAb13676, XmAb18087 and XmAb20717 and development activities for the next two bispecific candidates XmAb22841 and XmAb23104. Spending for XmAb5871 and early research and discovery increased as we continue clinical development of XmAb5871 with completion of the Phase 2 SLE trial and planned initiation of a Phase 3 trial for IgG4-RD. Increased investment in early research and discovery includes investment in the XmAb24306 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended
	June 30,
	2018	2017	Change
General and administrative	$9.5	$8.9	$0.6

General and administrative expenses increased by $0.6 million for the six months ended June 30, 2018 over the same period in 2017 primarily due to higher stock-based compensation costs and increased facility costs from the expansion of space under leases at our Monrovia and San Diego locations.

Other Income, Net

Other income, net increased by $1.5 million for the six months ended June 30, 2018 over the same period 2017 primarily due to higher interest earned on our investments in 2018 which is the result of additional funds available for investment from the financing which closed in March 2018.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash (used in) provided by:		(As revised)
Operating activities	$(52,663)	$(23,422)	$(29,241)
Investing activities	(177,495)	17,992	(195,487)
Financing activities	248,922	2,122	246,800
Net increase (decrease) in cash	$18,764	$(3,308)	$22,072

Operating Activities

Cash used in operating activities for the six months ended June 30, 2018 increased by $29.2 million over amounts reported for the six months ended June 30, 2017 due to a larger net loss resulting from increased operating expenses and lower revenue recorded in the six-month period ended June 30, 2018.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2018 increased by $195.5 million over amounts reported for the six-month period ended June 30, 2017. The increase is primarily due to the proceeds received from the March 2018 financing which were invested in marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 increased by $246.8 million over the same period in 2017 which reflects proceeds received from our financing in March 2018 and additional proceeds received from the exercise of stock options.

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

As of June  30, 2018, we had $555.4 million of cash, cash equivalents and marketable securities compared to $363.3 million at December 31, 2017.  The investments in marketable securities are further described above in footnote 5 to the notes to the financial statements. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will commercialize one or more of our product candidates. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical and pre-clinical development of product candidates in our pipeline.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the six months ended June  30, 2018.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June  30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June  30, 2018.

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

ITEM 6.  Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

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

10.1*	Transition and Separation Agreement, executed July 31, 2018, by and between the Company and Edgardo Baracchini, Jr.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Indicates management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ JOHN J. KUCH
John J. Kuch
Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2018