Form 10-Q
period 2018-09-30
Xencor Inc
filed 2018-11-05
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2018
Common stock, $0.01 par value	56,234,332

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended September 30, 2018

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,996	$16,528
Marketable securities	236,605	207,603
Accounts receivable	2,462	1,142
Income tax receivable	762	—
Prepaid expenses and other current assets	12,095	5,606
Total current assets	286,920	230,879
Property and equipment, net	9,688	7,088
Patents, licenses, and other intangible assets, net	11,677	11,148
Marketable securities - long term	276,228	139,198
Income tax receivable	762	1,524
Loan receivable	—	86
Interest receivable	—	14
Other assets	311	265
Total assets	$585,586	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,983	$6,869
Accrued expenses	5,671	5,480
Current portion of deferred rent	294	26
Deferred revenue	40,079	60,118
Income taxes	—	157
Total current liabilities	52,027	72,650
Deferred rent, less current portion	1,286	1,088
Total liabilities	53,313	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2018 and December 31, 2017; 56,212,449 issued and outstanding at September 30, 2018 and 47,002,488 issued and outstanding at December 31, 2017	562	470
Additional paid-in capital	839,127	570,670
Accumulated other comprehensive loss	(2,338)	(1,808)
Accumulated deficit	(305,078)	(252,868)
Total stockholders’ equity	532,273	316,464
Total liabilities and stockholders’ equity	$585,586	$390,202

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue
Collaborations, licenses and milestones	$29,039	$—	$29,039	$16,000
Operating expenses
Research and development	20,953	19,408	70,371	51,376
General and administrative	7,435	4,172	16,955	13,074
Total operating expenses	28,388	23,580	87,326	64,450
Income (loss) from operations	651	(23,580)	(58,287)	(48,450)
Other income (expenses)
Interest income, net	2,642	1,045	6,279	3,134
Other income (expense)	(143)	56	(202)	86
Total other income, net	2,499	1,101	6,077	3,220

Net income (loss) before income taxes	3,150	(22,479)	(52,210)	(45,230)
Income tax expense	—	173	—	623
Net income (loss)	3,150	(22,652)	(52,210)	(45,853)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(330)	143	(530)	344
Comprehensive income (loss)	$2,820	$(22,509)	$(52,740)	$(45,509)

Basic net income (loss) per common share	$0.06	$(0.48)	$(0.98)	$(0.98)
Diluted net income (loss) per common share	$0.05	$(0.48)	$(0.98)	$(0.98)

Basic weighted average common shares outstanding	55,974,080	46,929,498	53,165,774	46,766,562

Diluted weighted average common shares outstanding	58,313,002	46,929,498	53,165,774	46,766,562

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(287,286)	282,046
Adoption of ASC 606	—	—	—	—	34,418	34,418
Balance December 31, 2017 as revised	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,420	—	—	245,504
Issuance of common stock upon exercise of stock awards	788,409	8	7,060	—	—	7,068
Issuance of common stock under the Employee Stock Purchase Plan	26,552	—	504	—	—	504
Comprehensive loss	—	—	—	(530)	(52,210)	(52,740)
Stock-based compensation	—	—	15,473	—	—	15,473
Balance, September 30, 2018 (unaudited)	56,212,449	$562	$839,127	$(2,338)	$(305,078)	$532,273

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(52,210)	$(45,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,368	1,420
Amortization of premium on marketable securities	68	2,148
Stock-based compensation	15,473	10,211
Abandonment of capitalized intangible assets	118	273
Loss (gain) on disposal of assets	110	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,320)	7,785
Interest receivable	(624)	(602)
Prepaid expenses and other assets	(6,535)	(3,971)
Accounts payable	(886)	2,722
Accrued expenses	192	(2,056)
Income taxes	(156)	(65)
Deferred rent	466	359
Deferred revenue	(20,039)	700
Net cash used in operating activities	(62,975)	(26,931)
Cash flows from investing activities
Purchase of marketable securities	(331,126)	(49,203)
Purchase of intangible assets	(1,302)	(1,520)
Purchase of property and equipment	(4,425)	(3,832)
Proceeds from maturities of marketable securities	165,134	77,566
Repayment (issuance) of loan	86	(86)
Net cash provided by (used in) investing activities	(171,633)	22,925
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	7,068	2,669
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	504	443
Proceeds from issuance of common stock	260,245	—
Common stock issuance costs	(14,741)	—
Net cash provided by financing activities	253,076	3,112
Net increase (decrease) in cash and cash equivalents	18,468	(894)
Cash and cash equivalents, beginning of period	16,528	14,528
Cash and cash equivalents, end of period	$34,996	$13,634

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9	$8
Income taxes	$170	$790
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities, net of tax	$(530)	$344

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September  30, 2018

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense.  The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three and nine-months ended September 30, 2018 and 2017.

The Company capitalizes certain in-process intangible assets that are abandoned when they are no longer pursued. During the nine months ended September 30, 2018 and 2017, the Company abandoned $0.1 million and $0.3 million, respectively, of in-process intangible assets.

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

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The adoption of this standard did not have an effect on the Company’s statements of cash flow.

Effective January 1, 2018, the Company adopted ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The standard applies when a company changes the terms of a stock compensation award granted to an employee. The Company did not have any modifications upon adopting the new standard; therefore, adoption of the new standard had no effect on the Company’s financial statements.

Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 Leases. The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term. The new standard will be effective for reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, Lease (Topic 842): Targeted Improvements, which provides an alternative transition method of adoption, permitting the recognition of cumulative-effect adjustment to retained earnings on the date of adoption. We are currently evaluating our leases which includes a review of our lease expenses, which are primarily operating lease arrangements for our facilities in Monrovia and San Diego.  We intend to adopt the standard on the effective date but have not yet selected a transition method.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, modifies the level 3 disclosure requirements for non-public entities and requires additional disclosure for Level 3 fair value hierarchy. The amendment is effective for fiscal years beginning after December 15, 2019. The Company does not anticipate that the standard will have a significant impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The amendment is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company does not anticipate that the standard will have a significant impact on its financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2017 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses. Marketable securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximates their fair value due to their short-term maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2018			December 31, 2017
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$15,632	$15,632	$—	$5,175	$5,175	$—
Corporate Securities	98,028	—	98,028	123,270	—	123,270
Government Securities	414,805	—	414,805	223,530	—	223,530
	$528,465	$15,632	$512,833	$351,975	$5,175	$346,800

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three and nine months ended September  30, 2018 and 2017, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants. Potentially dilutive securities consisting of stock issuable under options and our 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods where there is a net loss where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Revised)		(As Revised)
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$3,150	$(22,652)	$(52,210)	$(45,853)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	55,974,080	46,929,498	53,165,774	46,766,562
Weighted-average common shares outstanding used in computing diluted net income (loss)	58,313,002	46,929,498	53,165,774	46,766,562
Basic net income (loss) per common share	$0.06	$(0.48)	$(0.98)	$(0.98)
Diluted net income (loss) per common share	$0.05	$(0.48)	$(0.98)	$(0.98)

For the three months ended September  30, 2018  potentially dilutive securities consisting of stock options were included in the diluted net income per common share calculation. For the three months ended September 30, 2017 and nine months ended September 30, 2018 and 2017, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. The table below summarizes the number of common stock equivalents included in the calculation of the weighted-average common shares outstanding used in computing diluted net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Options to purchase common stock	2,339	—	—	—

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2018 and 2017, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September  30, 2018 and 2017.

5. Marketable Securities

The Company’s marketable securities held as of September 30, 2018 and December 31, 2017 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2018	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$15,632	$—	$—	$15,632
Corporate Securities	98,498	1	(471)	98,028
Government Securities	416,664	—	(1,859)	414,805
	$530,794	$1	$(2,330)	$528,465

Reported as
Cash and cash equivalents				$15,632
Marketable securities				512,833
Total investments				$528,465

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$5,175	$—	$—	$5,175
Corporate Securities	123,860	—	(590)	123,270
Government Securities	224,739	—	(1,209)	223,530
	$353,774	$—	$(1,799)	$351,975

Reported as
Cash and cash equivalents				$5,175
Marketable securities				346,800
Total investments				$351,975

The maturities of the Company’s marketable securities are as follows:

	Amortized	Estimated
September 30, 2018	Cost	Fair Value
(in thousands)
Mature in one year or less	$237,736	$236,605
Mature within two years	277,426	276,228
	$515,162	$512,833

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2018 and December 31, 2017 are as follows:

	Less than 12 months		12 months or greater
September 30, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$69,494	$(411)	$28,534	$(60)
Government Securities	167,111	(720)	247,694	(1,139)
	$236,605	$(1,131)	$276,228	$(1,199)

	Less than 12 months		12 months or greater
December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$79,290	$(137)	$43,980	$(453)
Government Securities	128,313	(461)	95,217	(748)
	$207,603	$(598)	$139,197	$(1,201)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. Therefore, the Company did not consider these securities to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017.

6. Sale of Additional Common Stock

In March 2018, we completed the sale of 8,395,000 shares of common stock which included shares issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of  $245.5 million after underwriting discounts, commissions and offering expenses.

7. Stock Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan which became effective as of December 3, 2013. As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of September 30, 2018, the total number of shares of common stock available for issuance under the 2013 Plan is 9,618,155 which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,880,100 shares. As of September 30, 2018, a total of 6,624,750 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, there was no increase in the number of authorized shares in the ESPP in 2018. As of September 30, 2018, we have issued a total of 318,945 shares of common stock under the ESPP.

During the nine months ended September 30, 2018, the Company awarded 33,933 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards will be in three equal annual installments and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$2,732	$1,422	$6,037	$4,305
Research and development	3,388	2,183	9,436	5,906
	$6,120	$3,605	$15,473	$10,211

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	$5,832	$3,462	$14,723	$9,820
ESPP	209	143	562	391
Restricted stock units	79	—	188	—
	$6,120	$3,605	$15,473	$10,211

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2017	5,093,442	$15.32	7.62
Options granted	1,679,400	$26.63
Options forfeited	(107,720)	$21.66
Options exercised	(788,409)	$8.96
Balance at September 30, 2018	5,876,713	$19.29	7.70	$115,992
Exercisable	2,857,873	$14.76	6.56	$69,180

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $38.97 per share as of September 30, 2018.

Weighted average fair value of options granted during the nine-month period ended September 30, 2018 and 2017 was $17.57 and $16.91 per share, respectively.  There were 1,438,100 options granted during the nine-month period ended September 30, 2017. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2018 and 2017:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term (years)	6.1	6.1	6.1	6.1
Expected volatility	72.8%	96.7%	73.1%	89.8%
Risk-free interest rate	2.87%	1.95%	2.56%	2.03%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	61.2 - 71.4%	67.8 - 79.8%	61.2 - 71.4%	67.8 - 79.8%
Risk-free interest rate	1.47 - 2.41%	.47 - 1.09%	1.47 - 2.41%	.47 - 1.09%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2018, the unamortized compensation expense related to unvested stock options was $44.5 million. The remaining unamortized compensation expense will be recognized over the next 2.8 years. As of September 30, 2018, the unamortized compensation expense under our ESPP was $1.0 million. The remaining unamortized expense will be recognized over the next 1.2 years.

The following table summarizes the restricted stock unit activity for the nine-month period ended September 30, 2018:

Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2017	—	$—
Granted	33,933	$27.64
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2018	33,933	$27.64

As of September 30, 2018, the unamortized compensation expense related to unvested restricted stock units was $0.75 million. The remaining unamortized expense will be recognized over the next 2.4 years.

8. Commitments and Contingencies

Operating Leases

The Company leases office and laboratory space in Monrovia, CA through June 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building. The amended lease has a 64-month term with an option to renew for an additional five years. The lease terms for the original space were not amended.

The Company also leases office space in San Diego, CA through June 2020. In June 2017, the Company entered into a new lease agreement for additional office space. The new lease has a 61-month term beginning from the date of occupancy and includes an option to renew for an additional five years.  At September 30, 2018 the future minimum lease payments under the operating leases were as follows:

Years ending December 31,
For the remainder of the fiscal year	$471
2019	2,752
2020	2,404
2021	1,980
2022	1,406

Rent expense for the nine months ended September 30, 2018 and 2017 was $1.9 million and $1.1 million respectively.

Commitments

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

We are obligated to make future payments to third parties under in‑license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet. We have also entered into agreements with third-party vendors which will require us to make future payments upon the delivery of goods and services in future periods.

9. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the nine months ended September 30, 2018 and 2017. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc modulated antibody drug candidates using the Company’s proprietary XmAb® technologies and drug candidates. Pursuant to the Novartis Agreement:

•

The Company granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676, two development stage products that incorporate the Company’s bispecific Fc technology;

•	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program); and
•	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

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

The Company evaluated the Novartis Agreement under the new revenue recognition standard ASC 606 and concluded that Novartis is a customer. The Company identified the following performance obligations that it deemed to be distinct at the inception of the contract:

•	License to certain rights to Xencor’s XmAb14045 and XmAb13676;
•	Develop four bispecific drug candidates against four targets identified by Novartis (each a Global discovery program); and
•	License to Xencor’s Fc technologies for up to 10 targets identified and selected by Novartis.

The Company considered the licenses as functional intellectual property as Novartis has the right to access its technology and such technology is functional to Novartis at the time that Xencor provides access. Under the Novartis Agreement, Novartis has substitution rights under each discovery program provided it has not advanced to filing an investigational new drug (IND) application. The Company’s obligation to provide services related to the discovery programs, and Novartis’ right to substitute programs is limited to the five-year period from the date of the Novartis agreement.

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

The Company determined the transaction price at inception of the Novartis Agreement and allocated it to the various performance obligations using the standalone selling price which is comparable to the relative selling price methodology used in the original accounting treatment for the transaction.

The transaction price of $150 million was allocated to the performance obligations as follows:

*	$27.1 million to certain rights to the XmAb14045 Program;
*	$31.4 million to certain rights to the XmAb13676 Program;
*	$20.05 million to each of the four Global Discovery Programs; and
*	$11.3 million to the Fc licenses.

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis. Xencor delivered a discovery program to Novartis in 2017 and recognized $20.05 million of revenue in the period of delivery.   In the third quarter of 2018, Xencor delivered a second discovery program to Novartis and is recognizing an additional $20.04 million of revenue.

Under ASC 606 the entire amount of revenue allocated to the Fc licenses is being recognized at inception of the Novartis Agreement, the second quarter of 2016.

During the three and nine months ended September 30, 2018, we recognized $20.04 million of revenue related to the Novartis Agreement.  There were no revenues recognized during the three and nine-month periods ended September 30, 2017. As of September 30, 2018, there is $40.1 million in deferred revenue related to the arrangement.

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

Pursuant to the Amgen Agreement, the Company applied its bispecific technology to five Discovery Programs antibody molecules provided by Amgen that bind Discovery Program Targets and returned the bispecific product candidates to Amgen for further testing, development and commercialization. The initial research term is three years from the date of the Amgen Agreement, but Amgen, at its option, may request an extension of one year. In May 2018, Amgen notified the Company that it was electing to extend the term of the research term for one year. Pursuant to the Agreement, Amgen and the Company will agree upon a detailed plan for services to be provided by the Company during the extended research term. The Company will receive research funding for the additional services provided during the extended research term.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

The Company evaluated the Amgen Agreement under ASC 606 and determined that it is a customer and that delivery of the CD38 Program and each of the five Discovery Programs represent the performance obligations under the contract.

The Company determined the transaction price at inception is the $45 million upfront payment to be allocated to the performance obligations. The Amgen Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. In the fourth quarter of 2017, the Company received a $10 million development milestone related to the CD38 program and this payment was included in the transaction price as uncertainty associated with it has been resolved. No other development, regulatory or sales milestones or royalties were included in the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In allocating the transaction price determined at inception, the Company determined that ASC 606 provides the use of a standalone selling price for the transaction.

The transaction price of $55 million was allocated to the performance obligations as follows:

*	$23.75 million to the CD38 Program and
*	$6.25 million to each of the five Discovery Programs

Under ASC 606, the amount of revenue recognized for the CD38 program is recognized at the inception of the contract when delivery of the CD38 Program and materials was transferred to Amgen. The $10 million milestone revenue was recognized in the period that the uncertainty regarding the event is resolved, i.e., when the milestone event occurred.

The Company completed performance obligations for the five discovery programs in 2016 when all five of the Discovery Programs were delivered to Amgen. Pursuant to ASC 606 the Company recognized $31.25 million of revenue for delivery of the five discovery programs in 2016.

In the third quarter of 2018, the Company and Amgen agreed upon additional scope of work to be performed by Xencor; however, no work has been performed to date.

The Company did not recognize any revenue for each of the three and nine months ended September 30, 2018 and 2017. There is no deferred revenue as of September 30, 2018 related to this arrangement.

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

Under the agreement, we received an upfront payment of $3.0 million and annual maintenance fees totaling $2 million during the research term. We are also eligible to receive development, regulatory and commercial milestones. If licensed products are successfully commercialized, we are entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations will continue on a product‑by‑product and country‑by‑country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

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

In the third quarter of 2018, Alexion completed certain regulatory submission filings for ALXN1210 and the Company received $9 million in milestone payments.

The Company determined Alexion to be a customer and the license of the Company’s Xtend intellectual property is functional intellectual property, distinct and is the only performance obligation under the agreement. The upfront fee, the net present value of the annual maintenance fees, the option exercise fee and milestone payments of $17.5 million already received represent the total transaction price at inception. The option exercise fee does not provide a discount on future services and does not grant a material right. Under ASC 606 the upfront payment and the present value of the annual licensing fees are recognized at inception of the agreement when Alexion was provided access to the technology.

During the three and nine months ended September 30, 2018 the Company recognized $9 million of milestone revenues. For the same periods in 2017, no revenue was recognized under this arrangement. There is no deferred revenue related to this arrangement at September 30, 2018.

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

During the three and nine months ended September 30, 2018, there were no revenues recognized. During the three and nine months ended September 30, 2017 we recognized zero and $3.5 million of revenue, respectively, under the arrangement.  There is no deferred revenue related to this arrangement at September 30, 2018.

10. Income taxes

There is no provision for income taxes for the three and nine-month periods ended September 30, 2018. No income tax benefit can be recognized in these periods due to uncertainty about the Company’s ability to generate taxable income in future periods. The provision for income taxes for the three and nine months ended September 30, 2017 represents the interim period tax allocation of the federal and state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has a  federal income tax receivable of $1.5 million at September 30, 2018 related to refundable alternative minimum tax credits. As of September 30, 2018, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

	As Reported December 31,	Effect of Adoption of	As Revised December 31,
	2017	ASC 606	2017

Assets
Current assets
Cash and cash equivalents	$16,528	$—	$16,528
Marketable securities	207,603	—	207,603
Accounts receivable	1,142	—	1,142
Prepaid expenses and other current assets	5,606	—	5,606
Total current assets	230,879	—	230,879
Property and equipment, net	7,088	—	7,088
Patents, licenses, and other intangible assets, net	11,148	—	11,148
Marketable securities - long term	139,198	—	139,198
Income tax receivable	1,524	—	1,524
Loan receivable	—	86	86
Interest receivable	—	14	14
Other assets	265	—	265
Total assets	$390,102	$100	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,869	$—	$6,869
Accrued expenses	5,480	—	5,480
Current portion of deferred rent	26	—	26
Current portion of deferred revenue	88,813	(28,695)	60,118
Income taxes	157	—	157
Total current liabilities	101,345	(28,695)	72,650
Deferred rent, less current portion	1,088	—	1,088
Deferred revenue, less current portion	5,623	(5,623)	—
Total liabilities	108,056	(34,318)	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2017	—	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at December 31, 2017; 47,002,488 issued and outstanding at December 31, 2017	470	—	470
Additional paid-in capital	570,670	—	570,670
Accumulated other comprehensive income loss	(1,808)	—	(1,808)
Accumulated deficit	(287,286)	34,418	(252,868)
Stockholders’ equity	282,046	34,418	316,464
Total liabilities and stockholders’ equity	$390,102	$100	$390,202

	As Reported		As Revised
	Three Months Ended	Effect of	Three Months Ended
	September 30,	Adoption of	September 30,
	2017	ASC 606	2017

Revenue
Collaborations, licenses and milestones	$7,090	$(7,090)	$—
Operating expenses
Research and development	19,408	—	19,408
General and administrative	4,172	—	4,172
Total operating expenses	23,580	—	23,580
Loss from operations	(16,490)	(7,090)	(23,580)
Other income (expenses)
Interest income	1,048	—	1,048
Interest expense	(3)	—	(3)
Other income	56	—	56
Total other income, net	1,101	—	1,101

Loss before income tax expense	(15,389)	(7,090)	(22,479)
Income tax expense	173	—	173
Net loss	(15,562)	(7,090)	(22,652)

Other comprehensive income (loss)
Net unrealized loss on marketable securities	143	—	143
Comprehensive loss	$(15,419)	$(7,090)	$(22,509)

Basic and diluted net loss per common share	$(0.33)	$(0.15)	$(0.48)

	As Reported		As Revised
	Nine Months Ended	Effect of	Nine Months Ended
	September 30,	Adoption of	September 30,
	2017	ASC 606	2017

Revenue
Collaborations, licenses and milestones	$24,771	$(8,771)	$16,000
Operating expenses
Research and development	51,376	—	51,376
General and administrative	13,074	—	13,074
Total operating expenses	64,450	—	64,450
Loss from operations	(39,679)	(8,771)	(48,450)
Other income (expenses)
Interest income	3,142	—	3,142
Interest expense	(8)	—	(8)
Other income	86	—	86
Total other income, net	3,220	—	3,220

Loss before income tax expense	(36,459)	(8,771)	(45,230)
Income tax expense	623	—	623
Net loss	(37,082)	(8,771)	(45,853)

Other comprehensive income (loss)
Net unrealized gain on marketable securities	344	—	344
Comprehensive loss	$(36,738)	$(8,771)	$(45,509)

Basic and diluted net loss per common share	$(0.79)	$(0.19)	$(0.98)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09	—	—	401	—	(401)	—
Adoption of ASC 606	—	—	—	—	23,979	23,979
Balance, December 31, 2016 as revised	46,567,978	466	553,290	(1,441)	(214,382)	337,933
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(48,925)	(49,292)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	$470	$570,670	$(1,808)	$(263,307)	$306,025
Adoption of ASC topic 606	—	—	—	—	10,439	10,439
Balance, December 31, 2017 as revised	47,002,488	$470	$570,670	$(1,808)	$(252,868)	$316,464

	As Reported		As Revised
	Nine Months Ended	Effect of	Nine Months Ended
	September 30,	Adoption of	September 30,
	2017	ASC 606	2017
Cash flows from operating activities
Net loss	$(37,082)	$(8,771)	$(45,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,420	—	1,420
Amortization of premium on marketable securities	2,148	—	2,148
Stock-based compensation	10,211	—	10,211
Abandonment of capitalized intangible assets	273	—	273
Gain on disposal of assets	(2)	—	(2)
Gain on sale of marketable securities available for sale	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,785	—	7,785
Interest receivable	(588)	(14)	(602)
Prepaid expenses and other assets	(3,971)	—	(3,971)
Accounts payable	2,722	—	2,722
Accrued expenses	(2,056)	—	(2,056)
Income taxes	(65)	—	(65)
Deferred rent	359	—	359
Deferred revenue	(8,171)	8,871	700
Net cash used in operating activities	(27,017)	86	(26,931)
Cash flows from investing activities
Purchase of marketable securities	(49,203)	—	(49,203)
Purchase of intangible assets	(1,520)	—	(1,520)
Purchase of property and equipment	(3,834)	—	(3,834)
Proceeds from sale of property and equipment	2	—	2
Proceeds from sale and maturities of marketable securities	77,566	—	77,566
Issuance of loan	—	(86)	(86)
Net cash provided by investing activities	23,011	(86)	22,925
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	2,669	—	2,669
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	443	—	443
Net cash provided by financing activities	3,112	—	3,112
Net increase in cash and cash equivalents	(894)	—	(894)
Cash and cash equivalents, beginning of period	14,528	—	14,528
Cash and cash equivalents, end of period	$13,634	$—	$13,634

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibodies to treat severe and life-threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next-generation antibody product candidates designed to treat autoimmune diseases, asthma and allergic diseases, and cancer. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, we focus on the portion of the antibody that interacts with multiple segments of the immune system. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies or product candidates to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies and drug candidates with improved properties.  These licensing transactions provide us with multiple revenue streams that help fund development of our wholly-owned product candidates and usually require limited resources or efforts from us.  There are currently 12 antibody product candidates in clinical trials that have been engineered with XmAb technology, including five candidates being advanced by licensees and development partners. Our partner, Alexion, has completed pivotal Phase 3 trials and has submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA), which has subsequently been accepted for priority review with an action date in February 2019, and has submitted a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) and an Application for Accreditation (AAA) with the Japanese Pharmaceutical and Medical Devices Agency (PMDA) for regulatory approval. Another partner, MorphoSys AG, is currently conducting a Phase 3 trial.

In addition to our licensing transactions, we have entered into two significant strategic partnerships for our bispecific technology.

In June 2016, we entered into the Novartis Agreement which included a $150 million upfront payment and up to $2.4 billion in potential development, regulatory and sales milestones. As part of the Novartis Agreement, we are collaborating on the development of our XmAb14045 and XmAb13565 bispecific oncology programs and are applying our bispecific technology to up to four target pair antibodies selected by Novartis that are available for exclusive license and not the subject of a Xencor internal program.

In September 2015, we entered into the Amgen Agreement which included a $45 million upfront payment and up to $1.7 billion in future development, regulatory and sales milestones. Under the Amgen Agreement, we licensed our CD38 Program for myeloma and have applied our bispecific technology to five antibodies previously identified by Amgen and approved by us.

We are also developing a pipeline of drug candidates around our Immune Inhibitor Fc and bispecific Fc domain technologies. We have completed three Phase 2 trials with our autoimmune candidate, XmAb5871 and expect to start a Phase 3 trial with this candidate. We currently have four bispecific drug candidates in the Phase 1 stage of clinical development, we have an open Investigational New Drug (IND) Application for a fifth candidate, and we are planning to file an IND for an additional bispecific checkpoint candidate this year that we expect to enter clinical trials in 2019.

In March 2018, we completed the sale of 8,395,000 shares of common stock in a follow-on financing and received net proceeds of $245.5 million after deducting underwriter’s commissions and expenses of the sale.

Since we commenced active operations in 1998, we have devoted substantially all our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and from payments generated from our product development partnerships and licensing arrangements.

As of September 30, 2018, we had an accumulated deficit of $305.1 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Company Programs

We are developing a pipeline of candidates for clinical development based on our XmAb Immune Inhibitor Fc Domain and Bispecific Fc Domain technologies.

Immune Inhibitor Pipeline

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune therapies due to its combination of potent reversible B-cell inhibition without B-cell depletion, enabling the natural immune system to function once treatment is no longer needed.

XmAb5871 is currently in clinical development for IgG4-Related Disease (IgG4-RD) and Systemic Lupus Erythematosus (SLE), and it has received Orphan Drug designation from the FDA and Orphan Medicinal Product designation from the European Commission for the treatment of IgG4-RD. In 2016, we completed a clinical study to compare the pharmacokinetics and bioavailability between intravenous and subcutaneous formulations of XmAb5871, and we intend that the subcutaneous formulation will be used in future clinical development.

IgG4-RD:  In November 2017 we presented final data from a Phase 2 study of XmAb5871 in patients with IgG4-RD at the American College of Rheumatology (ACR) annual meeting for the 15 patients that had been enrolled and received one or more doses of 5 mg/kg of XmAb5871.  The data indicated that XmAb5871 was well tolerated by patients receiving drug in the study.  Three patients had minor, transient gastrointestinal side-effects during the first infusion; all completed the study. Two serious adverse events (SAEs) unrelated to XmAb5871 were observed in one patient, pneumonia and recurrence of pneumonia due to non-compliance with antibiotic therapy (patient completed study).  All other XmAb5871-related AE’s were graded as mild or moderate and no treatment related AE was reported in more than two patients. Three patients discontinued the study early.

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

Xencor met with the Division of Pulmonary, Allergy and Respiratory Products (DPARP) of the FDA in a Type B End of Phase 2 meeting in July 2017 and received scientific input from Scientific Advice Working Party of the European Medicines Agency in the first half of 2018 on a proposed pathway to advance XmAb5871 into Phase 3 development in IgG4-RD. Based on the promising Phase 2 results and on-going discussions with the regulatory authorities, we are designing a randomized, placebo-controlled, double-blinded Phase 3 trial of approximately 200-250 patients and defining the novel endpoint in order to evaluate the addition of XmAb5871 to standard of care. We plan to initiate the study in early 2019.

SLE: In order to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and enrolling fewer patients than standard SLE trials, in 2016 we initiated a Phase 2 study with a novel design that sought to reduce the confounding effects of background immunosuppressive medication.

The randomized, double-blind, placebo-controlled, Phase 2 study enrolled 104 patients with moderate to severe, non-organ threatening SLE across 20 sites in the United States. Patients discontinued background immunosuppressive medication and received a short course of intramuscular steroids to quiet SLE disease activity. Patient lupus activity was evaluated using the SLE Disease Activity Index (SLEDAI) and the British Isles Lupus Activity Group (BILAG) scoring. Patients achieving the required disease activity improvement (SLEDAI decrease ≥4 points, or ≥1 grade decrease in ≥1 BILAG A or B score) were randomized 1:1 to receive XmAb5871 (n = 52) or placebo (n = 52) every 14 days for up to 16 doses.

In October 2018 we presented topline data from the study at the ACR annual meeting. The primary endpoint of the study was the proportion of patients with no loss of improvement (LOI) (i.e., maintenance of improvement) in the efficacy-evaluable population, defined as those who completed Day 225, had LOI, or discontinued due to a drug-related adverse event. LOI was defined as a SLEDAI increase ≥4 points or a new BILAG A or B score and physician intent to treat with rescue medication. Improvement was maintained at Day 225 by 42% of patients (21/50) in the XmAb5871-treated arm, compared to 28.6% of patients (12/42) in the placebo-treated arm, which did not meet the primary endpoint for statistical significance (p = 0.18). The efficacy-evaluable population excludes 10/52 (19%) placebo patients and 2/52 (4%) XmAb5871-treated patients who withdrew from the study for reasons other than LOI or adverse event. These exclusions resulted in higher placebo response rates compared to the intent-to-treat (ITT) population. In the ITT population, improvement was maintained by 40.4% of patients (21/52) in the XmAb5871-treated arm, compared to 23.1% of patients (12/52) in the placebo-treated arm which results in an improved statistical significance (p = 0.06).

Secondary endpoints included evaluations of time to LOI and safety and tolerability of XmAb5871. Patients in the efficacy-evaluable population treated with XmAb5871 experienced a statistically significant longer time to LOI (median = 230 days, hazard ratio = 0.53, p = 0.025), compared to placebo-treated patients (median = 131 days), a 76% improvement in median time to LOI and a 47% reduction in risk of LOI. XmAb5971 was well tolerated, and its safety profile was consistent with previous trials.

Given the encouraging results we believe that XmAb5871 warrants further development in SLE and we are seeking a partner to continue such development.

XmAb7195 uses our Immune Inhibitor Fc Domain and targets IgE with its variable domain. It is being developed for the treatment of severe asthma and allergic diseases. XmAb 7195 utilizes three distinct mechanisms of action to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. We announced data from the Phase 1a study of the intravenous formulation in May 2016 and from the Phase 1b study of the subcutaneous formulation in November 2017. We are seeking a development partner for XmAb7195.

XmAb Bispecific Pipeline

Our Bispecific Fc domains are being used to develop several classes of novel drug candidates. The pipeline of bispecific candidates that we are developing include:

•	Candidates that simultaneously bind a tumor antigen and CD3 to direct activated cytotoxic T-cells against tumor cells (CD3 bispecific candidates),
•	Candidates that simultaneously bind two T-cell targets to increase T-cell activity against tumors (the tumor-micro environment activator candidates, or checkpoint candidates) and,
•	Candidates that contain cytokine and cytokine receptor domains to selectively expand and activate immune cells that can be recruited against tumors (the cytokine candidates).

CD3 bispecific candidates:  we have three candidates in clinical development that contain a variable tumor antigen binding domain and a cytotoxic T-cell binding domain (anti-CD3).

XmAb14045 targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3. XmAb14045 is our first bispecific antibody drug candidate to enter clinical development. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity of XmAb14045 in patients with relapsed/refractory AML.

An abstract with initial data from the study was accepted for presentation on December 3, 2018 at the American Society of Hematology (ASH) Annual Meeting. At the time of data cut-off on June 27, 2018, multiple complete responses had been achieved with weekly dosing of XmAb14045 in this heavily-pretreated patient population. 63 patients with relapsed/refractory AML and one patient with B cell acute lymphoblastic leukemia had received XmAb®14045. Patients had a median age of 61 years and were heavily pretreated, having a median of three prior therapies, and 30% (n+=19/64) had under gone prior allogenic stem cell transplantation. No MTD was identified, and cytokine release syndrome (CRS) was the most common toxicity occurring in 49 of 64 patients (77%). 7 patients (11%) experienced Grade 3 or 4 CRS. CRS was generally manageable with premedication. 23% of evaluable AML patients achieved either a complete remission (CR) or CR with incomplete homological recovery (CRi) at the two highest dose levels studies to date (1.3 and 2.3 mg/kg weekly: n=3/13).

XmAb13676 targets CD20, a B-cell tumor antigen binding domain, and CD3. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity of XmAb13676 in B-cell malignancies. We expect to announce initial data from this trial in 2019 pending alignment with our development partner Novartis on the timing of disclosure.

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

XmAb18087 targets the Somatostatin Receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST). This is our first CD3 bispecific candidate that targets a solid tumor. In February 2018, we dosed the first patient in an open-label, Phase 1 dose-escalation study to assess safety, tolerability and preliminary anti-tumor activity of XmAb18087 in subjects with NET or GIST.

Tumor micro environment (checkpoint) candidates: we are advancing three clinical candidates that modulate the immune checkpoint blockade.

XmAb20717 uses our XmAb bispecific Fc technology to simultaneously target PD-1 and CTLA-4 and is being developed for broad oncology indications including solid tumors. In July 2018, we dosed the first patient in an open-label Phase 1, multiple-dose, dose escalation study to assess safety, tolerability and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors.

XmAb23104 targets PD-1 and ICOS and is being developed for multiple oncology indications. We submitted an IND application with the FDA for XmAb23104 early in the fourth quarter of 2018 and plan to initiate a Phase 1 trial for this candidate in 2019. The planned Phase 1 trial will be an open-label dose-escalation study to assess safety, tolerability and preliminary tumor activity of XmAb23104 with selected solid tumors.

XmAb22841 targets CTLA4 and LAG3, and we plan to submit an IND application for this candidate by the end of 2018 and initiate a Phase 1 trial in 2019.

Cytokine candidate: we are developing a candidate that contains cytokine and cytokine receptor domains.

XmAb24306 is a cytokine drug candidate that we are advancing in pre-clinical development. XmAb24306 is an IL15/IL15-receptor alpha complex fused to a bispecific XmAb Fc domain (IL15/IL15Ra-Fc) and is being developed in multiple oncology indications. We plan to submit an IND application for XmAb24306 in 2019.

Out-Licensed Compounds

We also use our XmAb technology to create antibody compounds which have been licensed to other pharmaceutical and biotechnology companies for further development.  These licensed compounds do not require additional development effort by us as they advance into development by our partners.  If successful, these candidates will generate milestone payments and royalties to support our internal development efforts. These include MOR208 (formerly XmAb5574/MOR208) licensed to MorphoSys, and AMG424, a CD38 x CD3 bispecific antibody in Phase 1 clinical development, which we developed and licensed to Amgen.

In June 2017, MorphoSys commenced a Phase 3 trial with MOR208 for which we received a $12.5 million milestone payment. We are also eligible to receive additional milestone payments for development of MOR208 in oncology indications of up to $135.5 million and tiered royalties in the high single-digit to low-double digit percent range on net sales of commercial products. MorphoSys provided updated information regarding the MOR208 program in March 2018 and indicated that it had received Breakthrough Therapy Designation from the FDA for targeting diffuse large B-cell lymphoma (DLBCL) in combination with lenalidomide.

In the fourth quarter of 2017, Amgen submitted an IND application for AMG424 and we received a $10 million milestone payment. Amgen has indicated that it opened enrollment to a Phase 1 trial of AMG424 in patients with relapsed/refractory multiple myeloma in the third quarter of 2018.

Primary Stage of
Program	Target	Fc Domain	Indication	Development	Partner

MOR208	CD19	Cytotoxic	CLL/NHL/ALL	Phase 3	MorphoSys
AMG424	CD38 x CD3	Bispecific	Myeloma	Phase 1	Amgen

Out-Licensed Technology

We selectively license our XmAb technology to other companies for use in their own internal development candidates and to potentially make next-generation improvements to their marketed products.  These licenses generally require little research effort and no development effort by us and provide us with cash to fund our own research and development programs.  These agreements typically provide the licensee with specific rights to use one or more of our Fc domain technologies to be applied to their proprietary antibodies or targets. The licensee is generally responsible for all development of any resulting product candidate. As part of these agreements, we are generally entitled to receive upfront fees, annual licensing fees, potential milestone payments and royalties on the sales of any resulting products.

There are currently five programs in development with our partners. The most advanced program is with Alexion which completed two Phase 3 trials in 2018 for ALXN1210. In June 2018, Alexion announced that it submitted applications for marketing authorization for ALXN1210 to the FDA and to the EMA. In October 2018 Alexion announced that it had submitted applications for marketing to the Japanese regulatory authorities and also announced that the FDA had set the review date for their application for February 2019. Under the licensing agreement we are eligible to receive regulatory milestones of $28 million and sales milestones of $30 million in addition to royalties in the low single-digits on net sales of commercial products of ALXN1210.

						Current
		Xencor				Development
Licensee	Year	Technology	Indication	Milestones	Royalties	Stage
Alexion	2013	Xtend	PNH/aHUS	Yes	Yes	BLA/MAA/AAA
CSL	2009	Cytotoxic	Oncology	Yes	Yes	Phase 2
Boehringer Ingelheim	2007	Cytotoxic	Oncology	Yes	Yes	Phase 1
Janssen Biotech	2009	Xtend	Autoimmune disease	Yes	Yes	Preclinical
NIH (not licensed)		Xtend	HIV	N/A	N/A	Phase 1
Amgen	2015	Bi-specific	Oncology/Autoimmune	Yes	Yes	5 Preclinical candidates
Novartis	2016	Various, including Bi-specifics	Undisclosed	Yes	Yes	2 Preclinical candidates

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended
	September 30,
	2018	2017	Change
Revenues:		(As Revised)
Research collaboration	$20.0	$—	$20.0
Milestone	9.0	—	9.0
Total revenues	29.0	—	29.0
Operating expenses:
Research and development	21.0	19.4	1.6
General and administrative	7.4	4.2	3.2
Total operating expenses	28.4	23.6	4.8
Other income, net	2.5	1.1	1.4
Income (loss) before income taxes	3.1	(22.5)	25.6
Income tax expense	—	0.2	(0.2)
Net income (loss)	$3.1	$(22.7)	$25.8

Revenues

Revenues were higher by $29.0 million in the three months ended September 30, 2018 over revenue for the comparable period in 2017 due to milestone revenue received from Alexion and collaboration revenue recognized under the Novartis Agreement in 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended
	September 30,
	2018	2017	Change
Product programs:
XmAb5871	$5.6	$7.0	$(1.4)
XmAb7195	0.3	1.0	(0.7)
Bi-specific programs:
CD-3	5.1	5.2	(0.1)
Checkpoints	6.4	4.7	1.7
IL-15	1.3	—	1.3
Subtotal Bi-specific programs	12.8	9.9	2.9
Early research and discovery	2.3	1.5	0.8
Total research and development expenses	$21.0	$19.4	$1.6

Research and development expenses increased by $1.6 million for the three months ended September 30, 2018 over the same period in 2017 as we continue to advance our pipeline of bispecific candidates. Increased spending in development activities for our bispecific checkpoint candidates including XmAb20717, XmAb22841 and XmAb23104, and the IL-15 cytokine bispecific program were offset by decreased spending in our XmAb5871 and XmAb7195 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended
	September 30,
	2018	2017	Change
General and administrative	$7.4	$4.2	$3.2

General and administrative expenses increased by $3.2 million for the three months ended September 30, 2018 over the same period in 2017 primarily due to additional compensation costs including increased stock-based compensation charges.

Other Income, Net

Other income, net was $2.5 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase in other income, net was primarily from higher interest income from our investments in 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended
	September 30,
	2018	2017	Change
Revenues:		(As Revised)
Research collaboration	$20.0	$—	$20.0
Milestone	9.0	16.0	(7.0)
Total revenues	29.0	16.0	13.0
Operating expenses:
Research and development	70.3	51.4	18.9
General and administrative	17.0	13.1	3.9
Total operating expenses	87.3	64.5	22.8
Other income, net	6.1	3.2	2.9
Loss before income taxes	(52.2)	(45.3)	(6.9)
Income tax expense	—	0.6	(0.6)
Net loss	$(52.2)	$(45.9)	$(6.3)

Revenues

Revenues were higher by $13.0 million in the nine months ended September 30, 2018 over amounts for comparable periods in 2017 due to revenue recognized under the Novartis Agreement and milestone revenue received from Alexion in 2018. We received milestone revenue from CSL-Janssen Biotech and MorphoSys in 2017.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended
	September 30,
	2018	2017	Change
Product programs:
XmAb5871	$17.4	$15.2	$2.2
XmAb7195	0.5	3.0	(2.5)
Bi-specific programs:
CD-3	15.9	16.5	(0.6)
Checkpoints	25.8	12.3	13.5
IL-15	3.8	—	3.8
Subtotal Bi-specific programs	45.5	28.8	16.7
Early research and discovery	6.9	4.4	2.5
Total research and development expenses	$70.3	$51.4	$18.9

Research and development expenses increased by $18.9 million for the nine months ended September 30, 2018 over the same period in 2017 as we continue to advance our pipeline of bispecific candidates. The increase is primarily from development activities for our bispecific checkpoint candidates, XmAb20717, XmAb22841 and XmAb23104, and cytokine bispecific candidate IL-15. Increased spending in our XmAb5871 program was driven by our IgG4-RD and SLE trials and increased spending on early pipeline programs was offset by a decrease in spending on the XmAb7195 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended
	September 30,
	2018	2017	Change
General and administrative	$17.0	$13.1	$3.9

General and administrative expenses increased by $3.9 million for the nine months ended September 30, 2018 over the same period in 2017 primarily due to increased compensation costs including higher stock-based compensation charges.

Other Income, Net

Other income, net increased by $2.9 million for the nine months ended September 30, 2018 over the same period 2017 primarily due to higher interest earned on our investments in 2018 which is the result of additional funds available for investment from the financing which closed in March 2018.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2018	2017	Change
Net cash (used in) provided by:		(As revised)
Operating activities	$(62,975)	$(26,931)	$(36,044)
Investing activities	(171,633)	22,925	(194,558)
Financing activities	253,076	3,112	249,964
Net increase (decrease) in cash	$18,468	$(894)	$19,362

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2018 increased by $36.0 million over amounts reported for the nine months ended September 30, 2017 due to a larger net loss resulting from increased operating expenses and higher stock-based compensation costs in the nine-month period ended September 30, 2018.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2018 increased by $194.6 million over amounts reported for the nine-month period ended September 30, 2017. The increase is primarily due to investment in marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 increased by $250.0 million over the same period in 2017 which reflects proceeds received from our financing in March 2018 and additional proceeds received from the exercise of stock options.

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

As of September 30, 2018, we had $547.8 million of cash, cash equivalents and marketable securities compared to $363.3 million at December 31, 2017. The investments in marketable securities are further described above in footnote 5 to the notes to the financial statements. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the nine months ended September  30, 2018.

Critical Accounting Policies

For a discussion on our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 10% decrease in interest rates would not have a material effect on the fair market value of our portfolio.   Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September  30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September  30, 2018.

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

10.1*

Transition and Separation Agreement, executed July 31, 2018, by and between the Company and Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018)

10.2*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Dated: November 5, 2018