Form 10-K
period 2018-12-31
Xencor Inc
filed 2019-02-26
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2018 was $2,046,791,343

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 15, 2019 was 56,292,169.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10‑K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

Xencor, Inc.

FORM 10‑K

For the Fiscal Year Ended December 31, 2018

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

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K or this Annual Report, may contain “forward‑looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward‑looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward‑looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward‑looking statements. Our actual results could differ materially from those anticipated in these forward‑looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;
•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
•	our ability to obtain funding for our operations;
•	our plans to research, develop and commercialize our future product candidates;
•	our strategic alliance partners’ election to pursue development and commercialization;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our future product candidates;
•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;
•	our ability to successfully commercialize our future product candidates;
•	the rate and degree of market acceptance of our future product candidates;
•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
•	regulatory developments in the United States (U.S.) and foreign countries;
•	the performance of our third‑party suppliers and manufacturers;
•	the success of competing therapies that are or become available;
•	the loss of key scientific or management personnel;
•	our failure to successfully execute our growth strategy including any delays in our planned future growth;

•	our failure to maintain effective internal controls; and
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Given these uncertainties, you should not place undue reliance on these forward‑looking statements. These forward‑looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10‑K and, except as required by law, we undertake no obligation to update or revise publicly any forward‑looking statements, whether as a result of new information, future events, or otherwise after the date of this Annual Report on Form 10‑K. We qualify all of our forward‑looking statements by these cautionary statements.

Item 1.  Business.

Our Business

We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and other protein therapeutics to treat severe and life‑threatening diseases with unmet medical needs. We are developing a suite of clinical-stage drug candidates from our proprietary XmAb® technology platforms that are designed to treat cancer, autoimmune and allergic diseases, and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the portion of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half‑life, or stabilizing novel antibody and other protein structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By designing antibodies and other protein molecules with improved function, we believe that our XmAb‑engineered proteins offer innovative approaches to treating disease and potential clinical advantages over other treatments. In December 2018, the first antibody that incorporates an XmAb technology, ALXN1210, now Ultomiris™, was approved by the United States Food & Drug Administration (FDA) for commercial marketing. Ultomiris™ is a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH) that was developed by our partner Alexion, and incorporates our Xtend Fc technology which allows for a longer duration of action and less frequent dosing regimens compared to the previously approved therapy, Soliris®.

Our protein engineering capabilities allow us to continually explore new functionality in the Fc region, which provides us with opportunities to:

•	Identify new technology platforms;
•	Identify new drug candidates for internal development; and
•	Provide collaboration and licensing opportunities with partners for access to our technologies, to our drug candidates, or a combination of both.

The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies and other protein structures that bind two or more different targets simultaneously.  Bispecifics are a rapidly emerging area of biotherapeutics development, particularly in oncology, and we are using our XmAb bispecific Fc domains as a robust scaffold to develop a pipeline of new bispecific antibody and cytokine drug candidates.

Our business strategy is to leverage our bispecific Fc technology and Fc engineering capabilities to develop and advance a pipeline of oncology candidates. We believe that bispecific technologies and candidates will play a growing role in the field of oncology, and that our Fc capabilities and technologies position us to be a leader in this field. We will also continue to leverage our other XmAb drug candidates and Fc technologies through partnerships and collaborations.

Since we began focusing our efforts in the bispecific field, we have advanced seven bispecific Fc candidates into development, expanded the functionality of the bispecific Fc technology, and entered into three collaborations with major pharmaceutical companies that will generate over $300 million in upfront payments. These collaborations provide us opportunities to co-develop drug candidates to leverage our partners’ capabilities and also to potentially earn substantial future revenue from potential milestones, royalties, and profit-sharing rights.

XmAb Bispecific Fc Technology

A distinguishing feature of our XmAb technologies is our modular approach to Fc engineering. This provides us with flexibility to seek out new functionality in the bispecific Fc domain,  allows us to design drug candidates with distinct and novel mechanisms-of-action, and also allows for different variable target combinations. This approach is illustrated through our expansion of our bispecific Fc platform and the novel candidates that we have designed.

CD3 bispecific candidates: the initial bispecific candidates that we designed were created with our engineered heterodimer Fc domain, or bispecific Fc domain, and are dual-antigen targeting molecules, containing an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T-cells. The goal of the “CD3 bispecific” is to recruit or activate T-cells against the antigen target. We are advancing three CD3 bispecific candidates through clinical development: XmAb14045, XmAb13676, and XmAb18087.

Tumor microenvironment (TME) activator candidates: we expanded the functionality of our bispecific Fc platform with a suite of tumor microenvironment activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints or co-stimulating receptors. These TME activator candidates use our bispecific Fc domain and incorporate our Xtend technology for longer half-life in their design. We are advancing three TME activator candidates through clinical development: XmAb20717, XmAb22841, and XmAb23104.

Cytokine candidates: the most recent expansion of our bispecific Fc platform is our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer half-life. Our first cytokine candidate is XmAb24306, an IL-15/IL-15Ra cytokine complex built with our bispecific Fc domain. We believe that IL-15 cytokines, like XmAb24306, will be a promising candidate for oncology combination therapies.

We continue to invest in our bispecific Fc engineering efforts to identify additional novel technologies and drug candidates.

Other XmAb Fc Technologies

Our business, research, and clinical efforts are in developing and advancing our bispecific Fc technology and pipeline of drug candidates in oncology. We have also designed additional Fc technologies and XmAb drug candidates that we have partnered with other companies, and we will seek to continue to license and partner to maximize their potential. Our Fc domains and technologies include:

1.	Immune Inhibitor Fc Domain – selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb;
2.	Cytotoxic Fc Domain – increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells; and
3.	Xtend™ Fc Domain – extended antibody half-life, targeting the receptor FcRn on endothelial cells.

XmAb Bispecific Fc Drug Candidates

There are currently seven bispecific candidates that have been engineered with our bispecific Fc domain through clinical or late preclinical development: four candidates are being evaluated in Phase 1 studies, two candidates have Investigational New Drug applications (INDs) that have been allowed by the FDA and for which we plan to initiate clinical trials in 2019, and one candidate for which we expect to submit an IND application to the FDA in 2019.

1.

XmAb14045 is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, a cytotoxic T-cell binding domain. It is being developed in collaboration with our partner Novartis Institutes for BioMedical Research, Inc. (Novartis) and is being evaluated in a Phase 1 study. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb14045 in patients with relapsed or refractory AML and other CD123-expressing hematologic malignancies.

We presented initial data from the study in December 2018 at the American Society of Hematology (ASH) Annual Meeting. The data presented indicated multiple complete remissions had been achieved with weekly dosing of XmAb14045 in this heavily-pretreated patient population. 66 patients with relapsed/refractory AML received XmAb14045. Patients were a median age of 61 years and were heavily pretreated, having a median of three prior therapies, and 30% (n=20) had a history of allogeneic stem cell transplantation. 86% of patients (n=57) were refractory to their last therapy, and 53% (n=35) were categorized as adverse risk at diagnosis by the European Leukemia Net system. A maximum tolerated dose (MTD) had not been reached. Cytokine release syndrome  (CRS) was the most common toxicity occurring in 55% (n=36) of patients. 6% of patients (n=4) experienced Grade 3 or 4 CRS. CRS was more severe on the initial dose and was generally manageable with premedication. Additional adverse events consistent with CRS but not reported as such, including chills, fever, tachycardia, hypotension and hypertension within 24 hours of infusion, were reported in an additional 29% of patients (n=19). 28% of evaluable patients (5 of 18) achieved either complete remission (CR) or CR with incomplete hematologic recovery (CRi) at the two highest initial dose levels studied (1.3 and 2.3 mcg/kg weekly).

In February 2019, we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. Under the partial hold, existing subjects on the trial may continue to receive dosing; however, no new subjects may be enrolled pending FDA review of a clinical hold response.

The partial hold was initiated following recent safety reports Xencor submitted to the FDA on two patient deaths that were considered at least possibly related to XmAb14045. One patient experienced cytokine release syndrome (CRS) after their first dose, the treatment of which was complicated by the patient’s decision to withdraw care. One subject developed acute pulmonary edema following several doses of XmAb14045. Items to be addressed in the response include analysis of CRS cases per dosing level, efficacy information, and strategies to mitigate the observed toxicities.

We are coordinating a response to the partial hold by the FDA with our partner, Novartis, and plan to continue development of XmAb14045 pending resolution of the partial hold.

2.

XmAb13676 is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb13676 in patients with B-cell malignancies.  This program was also partnered with Novartis as part of our Novartis collaboration. In December 2018, as part of a strategic pipeline reprioritization, Novartis notified us of its decision to return its rights to develop and commercialize XmAb13676, which is effective June 21, 2019. We intend to continue development of XmAb13676 as planned, and we expect to present initial data from the Phase 1 study in the second half of 2019.

3.

XmAb18087 is a bispecific antibody oncology candidate that targets somatostatin receptor 2, or SSTR2, a target on neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST), and CD3, an activating receptor on T-cells. In February 2018, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb18087 in patients with NET or GIST. XmAb18087 is our first CD3 bispecific antibody to be evaluated in solid tumors. We expect to provide initial data from this study in the second half of 2019.

4.

XmAb20717 is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and is being developed for broad oncology indications including patients with solid tumors. In July 2018, we dosed the first patient in an open-label Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in the second half of 2019.

5.

XmAb22841 is a bispecific antibody that targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We intend to advance XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. The FDA approved our IND application for this drug candidate in November 2018. We plan to dose patients in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors, and we plan to dose the first patient in the first half of 2019.

6.

XmAb23104 is a bispecific antibody that targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. The FDA approved our IND application for this drug candidate in October 2018. We plan to dose patients in a an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors, and we plan to dose the first patient in the first half of 2019.

7.

XmAb24306 is an IL15/IL-15-receptor alpha complex fused to our bispecific Fc domain and incorporates our Xtend technology for extended half-life. We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines. In February 2019, we entered into a  research and license agreement with Genentech, Inc. and F. Hoffmann-LaRoche Ltd. (collectively Genentech), to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs.  XmAb24306 is conducting IND-enabling studies and Xencor will support Genentech’s efforts to submit an IND for this candidate in the second half of 2019.

XmAb Immune Inhibitor Fc Candidates

We have developed two clinical candidates using our Immune Inhibitor Fc Domain:

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We believe that XmAb5871 has the potential to address a key unmet need in autoimmune diseases due to its combination of potent reversible B-cell inhibition without B-cell depletion, enabling the immune system to resume natural function once treatment is no longer needed. We have completed Phase 2 clinical trials for XmAb5871 in three autoimmune disease areas: Systemic Lupus Erythematosus (SLE), IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA).

SLE: in order to assess the effect of XmAb5871 on SLE disease activity in a shorter timeframe and enrolling fewer patients than standard SLE trials, we completed a Phase 2 study with a novel design that sought to reduce the confounding effects of background immunosuppressive medication.

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

In October 2018, we presented topline data from the study at the American College of Rheumatology (ACR) annual meeting. The primary endpoint of the study was the proportion of patients with no loss of improvement (LOI) (i.e., maintenance of improvement) in the efficacy-evaluable population, defined as those who completed Day 225, had LOI, or discontinued due to a drug-related adverse event. LOI was defined as a SLEDAI increase ≥4 points or a new BILAG A or B score and physician intent to treat with rescue medication. Improvement was maintained at Day 225 by 42% of patients (21/50) in the XmAb5871-treated arm, compared to 28.6% of patients (12/42) in the placebo-treated arm, which did not meet the primary endpoint for statistical significance (p = 0.18). The efficacy-evaluable population excludes 10/52 (19%) placebo patients and 2/52 (4%) XmAb5871-treated patients who withdrew from the study for reasons other than LOI or adverse event. These exclusions resulted in higher placebo response rates compared to the intent-to-treat (ITT) population. In the ITT population, improvement was maintained by 40.4% of patients (21/52) in the XmAb5871-treated arm, compared to 23.1% of patients (12/52) in the placebo-treated arm which results in an improved statistical significance (p = 0.06).

Secondary endpoints included evaluations of time to LOI and safety and tolerability of XmAb5871. Patients in the efficacy-evaluable population treated with XmAb5871 experienced a statistically significant longer time to LOI (median = 230 days, hazard ratio = 0.53, p = 0.025), compared to placebo-treated patients (median = 131 days), a 76% improvement in median time to LOI and a 47% reduction in risk of LOI. XmAb5871 was well tolerated, and its safety profile was consistent with previous trials.

IgG4-RD: In November 2017, we presented final data from a Phase 2 study of XmAb5871 in patients with IgG4-RD at the ACR annual meeting for the 15 patients that had been enrolled and received one or more doses of 5 mg/kg of XmAb5871.  The data indicated that XmAb5871 was well tolerated by patients receiving drug in the study.  Three patients had minor, transient gastrointestinal side-effects during the first infusion; all completed the study. Two serious adverse events (SAEs) unrelated to XmAb5871 were observed in one patient, pneumonia and recurrence of pneumonia due to non-compliance with antibiotic therapy (patient completed study). All other XmAb5871-related adverse events (AEs) were graded as mild or moderate, and no treatment related AE was reported in more than two patients. Three patients discontinued the study early.

12 of the 15 patients (80%) completed the trial and all 12 achieved the primary endpoint of at least a 2-point reduction in IgG4-RD Responder Index (RI) on day 169. None of the 12 required corticosteroids (CS) after month two. Eight patients achieved remission (IgG4-RD RI of zero and no CS after two months) and the other four patients achieved an IgG4-RD Responder Index score of <=4 at Day 169. 14 of 15 patients (93%) achieved a decrease of ≥ 5 in the IgG4-RD RI.

In May 2017, we received Orphan Drug designation from the FDA for XmAb5871 for the treatment of IgG4-RD. In January 2018, we received Orphan Medicinal Product designation from the European Commission.

RA: In June 2015, we announced results from a Phase 1b/2a placebo-controlled trial of XmAb5871 in patients with rheumatoid arthritis (RA). The results indicated that XmAb5871 was generally well tolerated. Although the trial was not designed to observe a statistically significant difference in efficacy results between XmAb5871 and placebo treated patients, sufficient efficacy trends were seen to warrant continued clinical development of XmAb5871 in autoimmune indications. A numerically increased proportion of patients with improvements across several measurements of disease activity were observed in the XmAb5871 treated groups compared to placebo.

Subcutaneous bioequivalence: In October 2016, we completed a Phase 1 bioequivalence trial for XmAb5871 using a subcutaneous (SC) formulation. XmAb5871 had a favorable safety profile and was well-tolerated. Pharmacokinetics and bioavailability data from the trial support an every-other-week dosing schedule, and we expect that further clinical studies will be conducted with XmAb5871 in a SC formulation.

We believe that the clinical trials that we have conducted with XmAb5871 show the potential of this molecule in treating B-cell mediated autoimmune indications. We are looking to continue developing XmAb5871 in additional late-stage clinical trials with a partner that has the resources and infrastructure to maximize the potential of this compound.

XmAb7195 uses our Immune Inhibitor Fc Domain and targets IgE with its variable domain, and this drug candidate is being developed for the treatment of severe asthma and allergic diseases. XmAb7195 uses three distinct mechanisms of action to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease.

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

SC administration of XmAb7195 was well tolerated. No severe AEs or serious treatment-emergent AEs occurred during the study. The most frequently occurring treatment-emergent AEs were injection-site related, including erythema, pruritus and/or urticaria, and most were mild.  No diffuse urticaria or other systemic hypersensitivity reactions were reported. No apparent consistent effect of SC XmAb7195 on platelet count was seen when dosed at 0.1 - 1.0 mg/kg weekly for four weeks.  At 1.5 - 2.0 mg/kg weekly for four weeks mild platelet count reductions were observed. Four of 15 patients in the 2.0 mg/kg group had at least one platelet count of less than 150 x 103/μL at some time point.  The lowest count observed was 126 x 103/μL, and a recovery to within normal range occurred within a few days of the doses.

In 23 of 27 (85%) subjects with detectable baseline free IgE (≥ 9.59 ng/mL) (median 76.2 ng/mL, range: 17.4-846 ng/mL), treated with four weekly SC XmAb7195 doses of 0.3 to 2.0 mg/kg, free IgE was suppressed to below the level of quantification (BLQ) at some time point during the treatment period. In 20 of the 27 (74%) subjects, once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose. Similarly, in the subgroup of atopic subjects, 14 of 14 (100%) subjects with detectable baseline free IgE (median 150.0 ng/mL, range: 46.4-846 ng/mL) treated with four weekly SC XmAb7195 doses of 1.5 to 2.0 mg/kg, free IgE was suppressed to BLQ at some time point during the treatment period. In 12 (86%) atopic subjects, once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose.

In 28 of 31 (90%) subjects with detectable baseline total IgE (≥ 2.0 IU/mL) (median 68.1 IU/mL, range: 7.13-736 IU/mL) treated with four weekly SC XmAb7195 doses of 0.3 to 2.0 mg/kg, total IgE was suppressed to BLQ at some time point during the treatment period. In the other three subjects, total IgE levels were reduced to < 1% of baseline values. In 23 of 28 (82%) subjects, once suppression of total IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose. Similarly, in the subgroup of atopic subjects, 12 of 14 (86%) subjects with detectable baseline total IgE (median 153.5 IU/mL, range: 38.9-736.0 IU/mL) treated with four weekly SC XmAb7195 doses of 1.5 to 2.0 mg/kg, total IgE was suppressed to BLQ at some time point during the treatment period. In the other two atopic subjects, total IgE levels were reduced to < 1% of baseline values. In eight of 12 (67%) subjects once suppression of free IgE to BLQ was observed, BLQ values were maintained for the remainder of the treatment period and for at least seven days following the last dose. In three of the other four atopic subjects that had suppression of total IgE level to BLQ, subsequent total IgE levels through seven days after the fourth dose were < 2% of baseline values.

These results support SC delivery for future development, and pharmacokinetic/pharmacodynamic modeling is proceeding to determine the optimal dosing schedule. Xencor is seeking a partner for continued development of XmAb7195.

Collaborations

An important part of our business strategy is to leverage the value of our bispecific Fc technologies and drug candidates with partnerships and collaborations. Our goal in such partnerships is to a retain a major economic interest in drug candidates that we develop or, are developed with our bispecific technologies, in the form of retention of U.S. commercial rights, profit-sharing interest, co-development opportunities, upfront payments, milestones, and potential royalties on approved drug candidates. We seek to partner with companies that can provide infrastructure for late stage development, have a track record of developing and commercializing oncology drug candidates, or have a pipeline of development and commercial compounds for potential combination with our bispecific compounds.  The plug-and-play nature of our technologies allows us to license access to our bispecific Fc platform to partners with limited effort or resources on our part. We are co-developing two of our current drug candidates with partners,  another partner has advanced into development two candidates that have been designed using our bispecific Fc technology, and there are others in preclinical development.

Our bispecific collaborations include:

 Genentech

In February 2019, we entered into a research and license agreement with Genentech (the Genentech Agreement) to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including XmAb24306, and other Collaboration Products, in the areas of cancer immunotherapy. We will jointly collaborate on the worldwide development of XmAb24306 and other IL-15 cytokine therapeutics, each a Collaboration Product, with Genentech maintaining worldwide commercialization rights, subject to us having a co-promotion option in the U.S. We retained the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents, subject to certain requirements. Genentech received a worldwide exclusive license to XmAb24306 and other Collaboration Products. The key aspects of the agreement include:

•

We will receive an upfront payment of $120 million and are eligible to receive up to $160 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials,

•	We are eligible to receive a 45% share of net profits from sales of XmAb24306 and Collaboration Products, while also sharing in the net losses at the same percentage rate,
•	We will jointly share in 45% of development and commercialization costs, while Genentech will pay for commercial launch costs, and

•

We will conduct a two-year joint research program with Genentech to discover additional programs around the IL-15 cytokine technology and will receive a $20 million milestone payment upon the initiation of each Phase 1 clinical trial for each new Collaboration Product developed under a research plan.

 The Genentech Agreement is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and closing is expected to occur in the first quarter of 2019.

We believe that the Genentech collaboration maximizes the potential value of our XmAb24306 candidate and other potential Collaboration Products.

 Novartis

In June 2016, we entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis to develop and commercialize bispecific and other Fc engineered antibody drug candidates. Key aspects to the agreement include:

•	We received a $150 million upfront payment and are eligible to receive up to $2.1 billion in milestone payments,
•

We granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676, our two lead bispecific clinical candidates. In December 2018, Novartis returned all their rights to XmAb13676 to us,

•

We are eligible to receive up to $325 million in milestone payments in connection with the development of XmAb14045, including $90 million in development milestones, $110 million in regulatory milestones, and $125 million in sales milestones. We are also eligible to receive low double-digit royalties on sales of approved products in all territories outside the United States (ex-U.S. rights).  We retained the commercialization rights to all XmAb14045 candidates in the U.S.,

•	We and Novartis are co-developing XmAb14045 worldwide and sharing development costs equally. Novartis is also obligated to fund its share of development costs for XmAb13676 through June 2020,
•

We will also apply our bispecific technology to up to four target pair antibodies selected by Novartis, if such target pairs are available for exclusive license to Novartis and are not subject to a Xencor internal program. Novartis will assume full responsibility for development and commercialization of each product candidate under each of these global discovery programs. Assuming successful development and commercialization of each global discovery program compound, we could receive up to $250.0 million in milestone payments for each global discovery program which includes $50.0 million in development milestones, $100.0 million in regulatory milestones, and $100.0 million in sales milestones. If commercialized, we are eligible to receive mid-single digit royalties on global net sales of approved products,

•

We have the right to participate in the development and commercialization of one of the global discovery programs prior to submission of an IND for such program. If we elect to participate in development, we will assume responsibility for 25% of the worldwide development costs for the program and 50% of commercialization costs, and will receive 50% of the U.S. profits on net sales of the product,

•	We completed delivery of one bispecific antibody candidate for a global discovery program in 2017 and one bispecific antibody candidate for a global discovery program in 2018 and

•

We also granted Novartis a non-exclusive research license to certain of our Fc technologies, specifically Cytotoxic, Xtend, and Immune Inhibitor Fc domains to research, develop, commercialize and manufacture antibodies against up to 10 targets selected by Novartis, if such targets are available for non-exclusive license and not subject to a Xencor internal program. For each program that is advanced into development, we are eligible to receive up to $76 million in milestone payments and also low single-digit royalties on global net sales of approved products.

 Amgen

In September 2015, we entered into a research and license agreement with Amgen, Inc. (Amgen) (the Amgen Agreement) to develop and commercialize products using our bispecific technology. Under the Amgen Agreement, we licensed the rights to our internally developed, preclinical CD38 x CD3 bispecific antibody candidate to Amgen and also agreed to apply our bispecific technology to five previously identified Amgen antibodies. We have received $55.5 million in upfront payments and milestone payments, and are eligible to receive up to an additional $600 million in milestone payments and royalties on approved products. Amgen is responsible for all development of the bispecific candidates under the Amgen Agreement. Current programs in development from the Amgen collaboration include:

•

AMG424, a bispecific antibody that targets CD38 and CD3 and is in clinical development for multiple myeloma. The program is currently in a Phase 1 clinical study, and we are eligible to receive up to $345 million in milestones payments and royalties from high-single to low-double digit percentages  on the sale of approved products from this program, and

•

AMG509, a bispecific antibody that is being developed for prostate cancer and is currently in preclinical development. We are eligible to receive up to $260 million in milestone payments and tiered royalties in the mid-to high-single digit percentages on the sale of approved products.

XmAb Licensing and Technology Partnerships

There are currently four partnerships with XmAb candidates in development.

 Alexion

In 2013 we licensed Alexion Pharmaceuticals, Inc. (Alexion) the right to access our Xtend Fc domain and Alexion incorporated it in developing Ultomiris, an improved version of Alexion’s commercialized Soliris product. The Xtend technology has increased the half-life of Ultomiris by over three fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris.

In 2018, Alexion submitted marketing authorization applications for Ultomiris to the regulatory authorities in the U.S., Europe and Japan; for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH), and in December 2018, Alexion received FDA approval. During 2018, we received $20.0 million in milestone payments from this partnership and to date we have received a cumulative total of $37.5 million in milestone and upfront payments. We are eligible to receive up to an additional $38.0 million in regulatory and sales milestones, and royalties on the sale of approved products in the low single-digit percent range.

 MorphoSys

In June 2011 we entered into a collaboration and license agreement (the MorphoSys Agreement) with MorphoSys AG (MorphoSys) to license the worldwide rights to XmAb5574 (now known as MOR208). MOR208 is an antibody drug candidate originally developed by us and it incorporates our XmAb cytotoxic Fc domain.

MorphoSys is currently conducting Phase 3 clinical trials of MOR208 in patients with non-Hodgkin lymphomas (NHL) and a Phase 2 clinical trial in chronic lymphocytic leukemia (CLL). MorphoSys has indicated that it has received Breakthrough Therapy designation from the FDA for targeting diffuse large B-cell lymphoma (DLBCL) in combination with lenalidomide. MorphoSys has indicated it will be submitting MOR208 for regulatory approval in 2019.

We have received a total of $28.5 million in upfront and milestone payments under the MorphoSys Agreement and we are eligible to receive additional milestones for development of the MorphoSys compounds in oncology and additional milestones for development of compounds in different indications. Total additional milestones for MorphoSys compounds currently in development total $111 million which include: $6 million in development milestones, $55 million in regulatory milestones, and $50 million of aggregate milestone payments for the achievement of certain product sales goals. If licensed products are commercialized, we are entitled to receive tiered royalties in the high single‑digit to low‑double digit percent range.

The term of this agreement will continue until all of MorphoSys’ royalty payment obligations have expired unless terminated earlier.

 CSL

In February 2009, we entered into a research license and commercialization agreement (CSL Agreement) with CSL Limited (CSL) in which we provided CSL with a research license to our cytotoxic Fc technology and options to non-exclusive commercial licenses.  CSL elected to exercise one commercial license for a compound, CSL362.

In 2013 CSL sublicensed CSL362 to Janssen Biotech Inc. (Janssen Biotech). In August 2015, CSL, through its sublicensee, Janssen Biotech, initiated a Phase 2 clinical trial for CSL362. In March 2017, Janssen Biotech initiated a Phase 3 trial for CSL362 and we received a milestone payment of $3.5 million. In July 2017, Janssen discontinued the Phase 3 trial for CSL362 and returned the compound to CSL.

 Boehringer Ingelheim

In February 2007, we entered into a research and option agreement (BI Agreement) with Boehringer Ingelheim International GmbH (BI). Under the terms of the BI Agreement we provided a research license to our XmAb cytotoxic technology and options to non-commercial licenses. BI elected to take options to two licenses and there is currently one compound in a Phase 1 clinical trial.

 NIH

In January 2016, we announced that the National Institutes of Health (NIH) initiated a Phase 1 clinical trial of VRC01LS, a therapeutic antibody for the treatment of human immunodeficiency virus (HIV) that uses our Xtend technology to enhance antibody half-life. VRC01LS is a humanized monoclonal antibody targeted to the CD4 binding site of HIV-1. VRC01LS is a modification of the VRC01 monoclonal antibody, which demonstrated a suppression of HIV viral load in a Phase 1 trial conducted by NIH. NIH has not entered into an agreement with us for this technology.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered monoclonal antibodies and other proteins in oncology to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

1.

Advance the clinical development of our bispecific Fc domain development candidates.  Our XmAb bispecific technology allows us the opportunity to rapidly develop multiple antibody drug candidates with dual targeting mechanisms for the treatment of various cancers including solid tumors. We have initiated Phase 1 trials for four bispecific oncology candidates, XmAb14045, XmAb13676, XmAb18087, and XmAb20717, and we will be initiating Phase 1 clinical trials for two candidates, XmAb23014 and XmAb22841, in the first half of 2019. We are in preclinical development for our first bispecific Fc domain cytokine candidate, XmAb24306, and plan to submit an IND for this candidate in the second half of 2019.

2.

Build a large and diversified portfolio of product candidates.   We aim to create new XmAb-engineered antibody product candidates that exploit the novel properties of our XmAb technology platform for preclinical and clinical development by us or, if appropriate, license certain candidates to leading pharmaceutical and biotechnology companies.

3.

Continue to monetize and expand the use of our XmAb technology platform.  We continuously seek opportunities to maximize the value of our XmAb technologies and will selectively license access to certain of the technologies to leading pharmaceutical and biotechnology companies for use in their proprietary programs. In 2019, we announced a collaboration agreement with Genentech and we are eligible to receive an upfront payment of $120 million, milestone payments of $160 million per program developed under the agreement, and a 45% share of net profits on global net sales of products.  In 2016, we received $150 million upfront in connection with the Novartis Agreement and are eligible to receive up to $2.41 billion in potential milestone payments. In 2018, we received $20 million in milestone payments from our partner Alexion.

4.

Broaden the functionality of our XmAb technology platform.   We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platform. Our bispecific technology, which uses our heterodimeric Fc domain enabling molecules with dual target binding, is an example of the expanding functionality of our XmAb technology platform. We expanded the functionality of the bispecific platform with the development of a series of tumor microenvironment (TME) activator drug candidates and the first bispecific Fc domain cytokine candidate, XmAb24306. Both the TME activator and cytokine candidates incorporate our Xtend Fc technology for longer duration of action.

5.

Continue to expand our patent portfolio protecting our XmAb technology platform.   We seek to expand and protect our development programs and product candidates by filing and prosecuting patents in the United States and other countries.

Our Research and Development Pipeline

We have used our XmAb Fc platforms and antibody optimization capabilities to produce a growing pipeline of drug candidates in clinical and preclinical development. These include multiple oncology candidates using our bispecific Fc domain, including CD3 candidates, TME activator checkpoint, and cytokine candidates, and drug candidates using our immune inhibitor Fc domain. We will continue to progress these candidates as additional options for clinical development by us or as out‑licensing opportunities.  We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our XmAb technology.  These licenses may require us to pay up-front fees, development and commercial milestone payments, and if commercial products are approved, royalties on net sales.

Market Opportunity

Our drug candidates that use the XmAb bispecific Fc domain, including XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, and XmAb24306: We are pursuing the development of our bispecific Fc candidates for applications in oncology, whereby the immune system is modulated to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the United States (U.S.). The American Cancer Society estimates that in 2018 there were approximately 1.7 million new cases of cancer and approximately 609,000 deaths from cancer. The National Institutes of Health (NIH) estimates that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 are projected to reach at least $158 billion (in 2010 dollars).

XmAb5871:  We have advanced development of XmAb5871 through Phase 2 trials for SLE, IgG4-RD, and other autoimmune diseases. The unmet need in SLE remains high for the estimated 240,000 Americans with a lupus diagnosis. SLE is a serious and potentially fatal disease that primarily affects women. It is an autoimmune disease that affects many parts of the body, including the joints, skin, kidneys, heart, lungs, blood vessels and brain. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short and long term side effects.  Current biologic treatments are limited by their modest efficacy or safety risks. Because B cells play a significant role in SLE pathogenesis, we believe that XmAb5871is a potential treatment. IgG4-RD is a fibro-inflammatory autoimmune disorder that we estimate impacts approximately 40,000 patients in the United States. IgG4-RD affects multiple organ systems and we believe is characterized by the distinct pathologies in diseased organs, frequently including the presence of IgG4-positive plasma blast cells. There are currently no approved therapies for IgG4-RD and glucocorticoids (hormone steroids) are the current standard of care treatment.

XmAb7195: The potential indication for which we are currently pursuing XmAb7195 development is allergic asthma. According to the Centers for Disease Control and Prevention, asthma affects approximately one in 12 Americans. More than half of asthma sufferers have at least one attack each year and thousands of people die from asthma attacks each year. Disease severities cover a wide range, and the treatment landscape is multi-tiered for asthma patients. Patients with mild and moderate asthma are generally well controlled with inhaled corticosteroids and long-acting beta agonists. However, a small percentage of the estimated 25 million asthma patients in the U.S. have severe asthma and are refractory to high-dose combination therapy. This severe population is commonly treated with oral corticosteroids, which are associated with many undesirable side effects and are often insufficient to control the disease.

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

As a pioneer in Fc domain engineering, we systematically scanned the structure of the Fc domain to discover Fc variants. We have filed patent applications relating to thousands of specific Fc domain variants with experimental data on specific improvements of immune function, pharmacokinetics, structural stability, and novel structural constructs. We have filed additional patent applications derived from these applications as we discover new properties of the Fc variants and as new business opportunities arise. We continually seek to expand the intellectual property coverage of our technology and candidates, and invest in discovering new Fc domain technologies and antibody product candidates.

Our patent estate, on a worldwide basis, includes over 750 issued patents and pending patent applications which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.

The patent expiration in the U.S. and major foreign countries for our key technologies and drug candidates is:

Technology	Patent Expiry
Cytotoxic	2025 U.S.; 2023 Ex-U.S.
Immune Inhibitor	2025 U.S.; 2023 Ex-U.S.
Xtend	2028 U.S. and Ex-U.S.
Bispecific	2033 U.S. and Ex-U.S.

Drug candidate	Patent Expiry
MOR208	2028 U.S. and Ex-U.S.
XmAb5871	2028 U.S. and Ex-U.S.
XmAb7195	2031 U.S. and Ex-U.S.
XmAb14045 and XmAb13676	2034 U.S. and Ex-U.S.
XmAb18087	2037 U.S. and Ex-U.S.
XmAb20717, XmAb22841, and XmAb23104	2037-2038 U.S. and Ex-U.S.
XmAb24306	2037 U.S. and Ex-U.S.

In addition to patent protection, we rely on trade secret protection and know-how to expand our proprietary position around our technology and other discoveries and inventions that we consider important to our business. We seek to protect this intellectual property in part by entering into confidentiality agreements with our employees, consultants, scientific advisors, clinical investigators, and other contractors and also by requiring our employees, commercial contractors, and certain consultants and investigators, to enter into invention assignment agreements that grant us ownership of certain discoveries or inventions made by them.

Further, we seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We have obtained registrations for the Xencor trademark, as well as certain other trademarks, which we use in connection with our pharmaceutical research and development services and our clinical-stage products, including XmAb, PDA and Protein Design Automation. We currently have registrations for Xencor and PDA in the United States, Australia, Canada, the European Community, and Japan, for Protein Design Automation in the United States, Australia, Canada and the European Community, and for XmAb in the United States, Australia, and the European Community.

Manufacturing

We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs.  We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of bispecific development candidates and also our XmAb5871 and XmAb7195 development candidates. We have used third party manufacturers for all our bispecific Fc candidates which include: XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, and XmAb24306. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. XmAb5871 and XmAb7195 are produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.  We have successfully completed clinical trials with subcutaneous formulations for both XmAb5871 and XmAb7195 which have been manufactured with third party contract manufacturers.

 KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our bispecific development candidates: XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, and XmAb24306 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed.  The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60 day notice, or in the event of a bankruptcy of a party.  For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

 Cell Line Agreements with Selexis

In December 2015, we entered into a master service agreement (Selexis Agreement) with Selexis SA (Selexis) for the manufacture of Selexis cell lines. Under the terms of the Selexis Agreement, Selexis will manufacture cell lines for the antibody candidates provided by us and upon completion of the cell lines, we have the option to take an unrestricted commercial license to the cell line. The terms of each commercial license require us to make payments upon achievement of certain development and regulatory milestones and we will also pay royalties based on a percentage of net sales for products that are derived from or utilize the Selexis cell line. The royalty percentage is less than 1%.

Selexis has manufactured cell lines for all our bispecific Fc drug candidates, and we currently have commercial licenses to the Selexis cell line for the following bispecific Fc candidates: XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306.

License Agreements with BIO-TECHNE

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin reception 2. The variable domain of this antibody is incorporated in our XmAb18087 drug candidate.

Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development and regulatory milestones, and royalties based on a percentage of net sales from products that are derived from the XmAb18087 program. The royalty percentage is less than 1%.

We entered into a second agreement with BIO-TECHNE effective February 2018 for a non-exclusive license to certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1 antibody. We expect to use this protein in certain of our oncology drug candidates.

Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development, regulatory and sales milestones, and royalties based on a percentage of net sales from products that are derived from the PD-1 antibody. The royalty percent is 1%.

 Development and Manufacturing and Cell Line Sale Agreements with Catalent

In September 2005, we entered into a development and manufacturing services agreement (the Catalent Manufacturing Agreement) with Catalent Pharma Solutions LLC (Catalent). Under the terms of the agreement, Catalent will, from time to time, provide development and manufacturing services for us.

We have also entered into separate cell line sale agreements (Cell Line Agreements) with Catalent for the XmAb5871 and XmAb7195 cell lines. Catalent manufactured the cell lines for the XmAb5871 and XmAb7195 programs using their proprietary GPEx® technology. Under the Catalent Manufacturing Agreement, we have an unrestricted license to the GPEx cell lines provided that Catalent is manufacturing drug substance material from the cell line. The Cell Line Agreements allow us to transfer the manufacturing processes for either XmAb5871 or XmAb7195 to a third party manufacturer.  In 2018, we transferred the manufacturing process for XmAb5871 from Catalent to a third party manufacturer.

Upon transfer of the XmAb5817 or XmAb7195 cell line to a third party manufacturer, we will be required to make payments to Catalent based upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales for products that are derived from or utilize the GPEx cell line. The royalty percentages under each Cell Line Agreement are less than 1.0%. In 2017, we transferred the cell line for XmAb5871 to a third party manufacturer. We have not made any payments under the Cell Line Agreement to date.

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

 Master Bioprocessing Services Agreement with FUJIFILM Diosynth Biotechnologies

In June 2017, we entered into a bioprocessing services agreement (FUJI Agreement) with FUJIFILM Diosynth Biotechnologies U.S.A. (FUJI). We have engaged FUJI under the FUJI Agreement for manufacturing and development services related to drug substance for our XmAb5871 program in accordance with cGMP regulations. The FUJI Agreement may be terminated by either party for a breach or default that is not remedied within 45 days or for an additional 45 days if such cure has commenced by the responsible party but it is unable to cure it within the original 45-day notice period.  If such cure is not completed within the 90-day period, we have the right to terminate the FUJI Agreement. We have the unilateral right to terminate the Agreement upon 30 days written notice to FUJI.

Competition

We compete in an industry that is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our competitors include pharmaceutical companies, biotechnology companies, academic institutions, and other research organizations. We compete with these parties for promising targets for antibody‑based therapeutics, new technology for optimizing antibodies, and in recruiting highly qualified personnel. Many competitors and potential competitors have substantially greater scientific, research, and product development capabilities as well as greater financial, marketing and sales, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development, and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful than we may be in developing, commercializing, and achieving widespread market acceptance. In addition, our competitors’ products may be more effective or more effectively marketed and sold than any treatment we or our development partners may commercialize, and may render our product candidates obsolete or noncompetitive before we can recover the expenses related to developing and commercializing any of our product candidates.

Competition in the field of cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies. We are aware of companies with competing bispecific technologies including Amgen, MacroGenics, Inc. (MacroGenics), Merus, Inc., Regeneron Pharmaceuticals, Inc.,  F. Hoffmann-LaRoche Ltd. (Roche), Genentech, and Zymeworks, Inc. Several companies have competing bispecific molecules as both Roche and Regeneron have CD20 x CD 3 candidates in Phase 1 development and MacroGenics has a CD123 x CD3 bispecific antibody in clinical development . The field of oncology has multiple large pharmaceutical companies with competing oncology programs including Bristol Myers-Squib, Merck & Co., and Roche. In addition, we are aware of a number of other companies with development stage programs that may compete with the drug candidates we and our licensees are developing in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Regulatory Overview

Our business and operations are subject to a variety of U.S. federal, state and local and foreign supranational, national, provincial and municipal laws, regulations and trade practices. The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs and biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion, and export and import of our product candidates.

U.S. Government Regulation

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations, and other laws including, in the case of biologics, the Public Health Service Act. Our antibody product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production, or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

1.	completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulations;
2.	submission to and acceptance by the FDA of an IND which must become effective before human clinical trials in the United States may begin;
3.

performance of adequate and well‑controlled human clinical trials in accordance with the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;

4.	submission to and acceptance by the FDA of a BLA;
5.

satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

6.	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
7.	potential review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and
8.	FDA review and approval of the BLA prior to any commercial marketing or sale.

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability, and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness. The FDA or responsible Institutional Review Board may place a trial on hold at any time related to perceived risks to patient safety.

1.

Phase 1.  The product candidate is initially introduced into a limited population of healthy human subjects,  or in some cases, patients with the disease for which the drug candidate is intended, and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.

2.

Phase 2.  The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to assess dosage tolerance, optimal dosage, and dosing schedule.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling, and other relevant information are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The standard time for the FDA to accept a BLA filing is two months.

If the FDA determines that the BLA is substantially complete, it will accept the BLA for filing.

Once accepted for filing, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and it may inspect the manufacturing facilities to assure cGMP compliance and clinical sites used during the clinical trials to assure cGMP compliance. The standard FDA review process is 10 months once a BLA is accepted for review but it can take longer. During the review process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA will issue a complete response letter describing deficiencies in the BLA and recommend actions if the agency decides not to approve the BLA. The applicant will have to address all of the deficiencies which could take substantial time to address.

If the product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, and may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Post‑Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, cGMP compliance for product manufacture, record‑keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct‑to‑consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑label use”), industry‑sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as product reclass, warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties, or other negative consequences, including adverse publicity.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s BLA. Specifically, the Biologics Price Competition and Innovation Act established an abbreviated pathway for the approval of biosimilar and interchangeable biological products generally not earlier than 12 years after the original BLA approval. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on their similarity to existing brand product.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of products under Medicare, and reform government program reimbursement methodologies for products. For example, at the federal level,  on May 11, 2018,  President Trump laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the Department of Health and Human Services (HHS) Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although some of these and other proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislation and/or administrative measures to control pharmaceutical costs. In other countries, pricing and reimbursement schemes differ. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. The downward pressure on healthcare costs in general, and particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross‑border imports from low‑priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which, as amended by the Health Care and Education Reconciliation act of 2010 (Affordable Care Act) is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and Centers for Medicare & Medicaid Services, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. In addition, other reform measures have been proposed and adopted since the Affordable Care Act was enacted.

Additional new laws may result in additional reductions in funding to Medicare and other healthcare programs and other healthcare funding, which could have a material adverse effect on our customers and our financial operations. Further, new laws may, among other things, increase drug rebates or discounts owed under federal health care programs, impose additional reporting or compliance obligations, and/or otherwise put additional downward pressure on drug prices or increase the burden of compliance on pharmaceutical manufacturers.

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare &  Medicaid Services, other divisions of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti‑Kickback Statute, as amended, the federal civil False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti‑Kickback Statute prohibits, among other things, any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The federal civil False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the federal civil False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted anti-kickback statues and false claims laws analogous to the federal civil False Claims Act. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several additional federal crimes, including healthcare fraud, and false statements relating to the delivery of or payments for healthcare benefits, items or services. HIPAA, as amended the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations also established uniform federal standards for certain “covered entities” (certain healthcare providers, health plans and healthcare clearinghouses) and their “business associates” (individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre‑marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, additional oversight and reporting obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Employees

As of December 31, 2018, we had 156 employees, all of whom were full‑time, 46 of whom hold Ph.D. or M.D. degrees, 128 of whom were engaged in research and development activities and 28 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number is (626) 305‑5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10‑K (the Annual Report). Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We are a clinical‑stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2018, our net loss was $70.5 million and our net loss for the year ended December 31, 2017 was $38.5 million. The only year that we did not sustain a net loss was the year ended December 31, 2016 when we earned a net income of $45.1 million. As of December 31, 2018, we had an accumulated deficit of $323.3 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

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

1.

completing clinical trials through all phases of clinical development of our current product candidates, including XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, and XmAb23104 and advancing into clinical development our current earlier stage programs, including XmAb24306 as well as the product candidates that are being developed by our partners and licensees;

2.	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;

3.

obtaining satisfactory acceptance, formulary placement and coverage, and adequate reimbursement for our approved products from third-party payors, including private health insurers, managed care providers and governmental payor programs, including Medicare and Medicaid;

4.

launching and commercializing product candidates for which we obtain marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

5.	identifying and developing new XmAb‑engineered therapeutic antibody candidates;
6.	establishing and maintaining supply and manufacturing relationships with third parties;
7.	obtaining additional licensing and partnering opportunities, similar to our partnerships with Genentech, Novartis, Amgen and MorphoSys, with leading pharmaceutical and biotechnology companies;
8.	achieving the milestones set forth in our agreements with our partners;
9.	conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;
10.	maintaining, protecting, expanding and enforcing our intellectual property; and
11.	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2018, we had $530.5 million in cash, cash equivalents and marketable securities. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific drug candidates including XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time‑consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, together with interest thereon, will be sufficient to fund our operations beyond the end of 2024. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and our planned clinical trials for XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 or clinical trials for other drug candidates may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. Under the Genentech Agreement, we will be sharing 45% of development costs worldwide for XmAb24306 and other IL-15 programs, and under the Novartis Agreement, we are co-developing XmAb14045 worldwide and sharing development costs. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, or XmAb24306 or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

 The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

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

Moreover, the FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. However, companies may share truthful and not misleading information that is otherwise consistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

In February 2019, we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome (CRS) and pulmonary toxicities. Under the partial hold, existing subjects on the trial may continue to receive dosing; however, no new subjects may be enrolled pending FDA review of a clinical hold response.

The partial clinical hold was initiated following recent safety reports Xencor submitted to the FDA on two patients deaths that were considered at least possibly related to XmAb14045. One patient experienced cytokine release syndrome (CRS) after their first dose, the treatment of which was complicated by the patient’s decision to withdraw care. Once subject developed acute pulmonary edema following several doses of XmAb14045. Items to be addressed in the response include analysis of CRS cases per dosing level, efficacy information, and strategies to mitigate the observed toxicities.

Previously, we observed CRS as a toxicity in 55% of total patients dosed (36) with 6% of patients experiencing Grade 3 or Grade 4 CRS. Additional adverse events consistent with CRS but not reported as such, include chills, fever, tachycardia, hypotension and hypertension within 24 hours of infusion, were reported in an additional 29% of patients (19).

In our Phase 1b/2a clinical trial of XmAb5871, some subjects reported mild to moderate gastrointestinal toxicities (nausea, vomiting and diarrhea). Other treatment related adverse events experienced in more than two XmAb5871-treated patients were pyrexia (fever) and headache. Treatment related serious adverse events occurred in two patients that received XmAb5871: infusion related reaction and venous thrombosis. Further, in our Phase 1a clinical trial of XmAb7195 resulted in subjects having urticaria and dose limiting thrombocytopenia. If these or other side effects cause excessive discomfort, safety risks or reduction in acceptable dosage, then the development and commercialization of XmAb5871 or XmAb7195 could suffer significant negative consequences. We cannot predict if additional types of adverse events or more serious adverse events will be observed in future clinical trials of XmAb5871, XmAb7195 or any future product candidate.

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

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half‑life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our current pipeline of candidates as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development. Although the first drug candidate incorporating our Fc technology has been approved by the FDA, other drug candidates that incorporate our Fc technologies or Fc candidates have not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

Many companies have approved therapies or are developing drugs for the treatment of asthma including multinational pharmaceutical companies such as GlaxoSmithKline, Roche/Genentech, Novartis and AstraZeneca plc. Genentech’s and Novartis’ Xolair is currently the only monoclonal antibody targeting IgE that we are aware of that is approved for the treatment of severe asthma.  Three other monoclonal antibodies, Nucala, Cinquair and Fasenra have recently been approved for treatment of severe asthma.

Competition in blood cancer drug development is intense, with more than 250 compounds in clinical trials by large multinational pharmaceutical companies and Rituxan is just one of many monoclonal antibodies approved for the treatment of non‑Hodgkin lymphomas or other blood cancers. Both Roche and Regeneron have bispecific CD20 drug candidates in Phase 1 of development and there are many other companies developing their own bispecific platform technologies and drug candidates. MacroGenics has a bispecific CD123 x CD3 antibody currently in Phase 1 and Janssen has a CD123 x CD3 bispecific antibody that is also currently in Phase 1.

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

•

federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act which can be enforced through civil whistleblower or qui tam actions, prohibits individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including federal health care programs, such as, the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•

the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”),  imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and the healthcare fraud statute. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (TCJA), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018 (BBA) among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare & Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

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

Further, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of products under Medicare, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generics for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, HHS through CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control pharmaceutical costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

 Our business could be negatively impacted by cyber security threats.

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

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

Our partnership and license agreements include those we have announced with Genentech, Novartis, Amgen, MorphoSys, Alexion and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

1.

collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships. In December 2018, Novartis notified us of its decision to return the rights to XmAb13676 to us under the terms of the Novartis Agreement;

2.

our collaboration agreement with Novartis provides for us to co-develop worldwide with Novartis our lead bispecific candidate, XmAb14045, and share development costs. Such an arrangement may require us to incur substantial costs in excess of our available resources;

3.

our potential collaboration agreement with Genentech requires that we fund 45% of worldwide development costs of XmAb24306 and other IL-15 candidates. Such an arrangement may require us to incur substantial costs in excess of available resources;

4.	collaborators may not perform their obligations as expected;
5.

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

6.

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

7.

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

8.

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

9.

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

10.

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

11.	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
12.	collaborators may learn about our technology and use this knowledge to compete with us in the future;
13.	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
14.	there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and
15.	the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third‑party manufacturing partners, Fuji,  to produce XmAb5871 and third parties for fill and testing services, and we rely on KBI to produce our bispecific Fc development candidates.  Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of KBI or Fuji and are currently completely dependent on KBI and Fuji for the production of XmAb5871, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 in accordance with cGMP, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials as KBI or Fuji would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for any of XmAb5871, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidate. If we are unable to enter into commercial supply agreements with third‑party suppliers or if any such third‑party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 we have not entered into a commercial supply agreement with KBI or FUJI. Further, KBI  has not demonstrated that it will be capable of manufacturing  XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841,  XmAb23104, and XmAb24306 on a large commercial scale.  We might be unable to identify manufacturers for late stage clinical trials or commercial supply on acceptable terms or at all. A change to the manufacturing process for  any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late‑stage clinical development and commercialization of XmAb5871 or other product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third‑party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third‑party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third‑party manufacturers to manufacture XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, XmAb24306 and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third‑party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

Risks Relating to Our Intellectual Property

 If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2018, we held over 750 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 15, 2013 to the U.S. patent laws under the America Invents Act resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain a patent if a third-party files with the PTO first and could become involved in proceedings before the PTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued U.S. patents and patent applications owned by Genentech that may relate to and claim components of certain of our product candidates, including XmAb5871, XmAb7195 and XmAb5574/MOR208 or their manufacture. We believe that these patents and patent applications will expire in the United States in 2020 and 2021, respectively. Furthermore, we are aware of a recently issued patent owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific product candidates, including XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb23104, XmAb22814, and XmAb24306, and will putatively expire in 2033. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these five candidates currently falls into the “safe harbor” of non‑infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. Furthermore, while we believe that claims in the Genentech patents are either invalid or not infringed, we cannot assure you that if we were sued for infringement of these patents that we would prevail. We are currently evaluating the Merus patent; based on our analysis to date we believe there exists reasonable argument of invalidity and/or infringement; however, we cannot assure that this position will not change upon further investigation. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, or to report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative sanctions, and our reputation.

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

Prior to our initial public offering (IPO), there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $48.38. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

1.	adverse results or delays in clinical trials by us or our partners;
2.	inability to obtain additional funding;
3.	any delay in filing a BLA for any of our product candidates or by our partner’s candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA;

4.	delays or cancellations of clinical programs by any of our partners, particularly those in later stages of development;
5.	failure to successfully develop and commercialize our product candidates;
6.	changes in laws or regulations applicable to our products;
7.	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
8.	adverse regulatory decisions;
9.	changes in the structure of healthcare payment systems;
10.	introduction of new products or technologies by our competitors;
11.	failure to meet or exceed product development or financial projections we provide to the public;
12.	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
13.	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
14.	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
15.	additions or departures of key scientific or management personnel;
16.	significant lawsuits, including patent or stockholder litigation;
17.	changes in the market valuations of similar companies;
18.	sales of our common stock by us or our stockholders in the future; and
19.	trading volume of our common stock.

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

Based on information available to us as of December 31, 2018 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 76.97% of our voting stock. Further John S. Stafford III, a former director of the Company, beneficially owns approximately 12.5% of our voting stock and his family members beneficially own approximately an additional 3.8% of our voting stock.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We have or are currently conducting early phase clinical trials for XmAb5871, XmAb7195, XmAb14045, XmAb13676, XmAb18087, and XmAb20717, but have not completed any late stage clinical trials for these or any other product candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

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

Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity‑based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2018, we had options to purchase 5,966,928 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 9,581,833 shares of our common stock, pursuant to our equity compensation plans.  We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

U.S. federal income tax reform could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, limits the deduction for net operating losses to 80% of current year taxable income, eliminates net operating loss carrybacks, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits. The overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.

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

Our net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the TCJA, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2017, is limited. It is uncertain if and to what extent various states will conform to the TCJA. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. Upon analysis, we believe that we triggered an “ownership change” as a result of the sale of stock in connection with our IPO in December 2013 and our net operating loss and tax credit carryforwards have been limited as a result. It is also possible that we have in the past undergone, and in the future may undergo, additional ownership changes besides our IPO that could result in additional limitations on our net operating loss and tax credit carryforwards.

As a result, our pre-2018 NOL carryforwards may expire prior to being used, and our NOL carryforwards generated in 2018 and thereafter will be subject to a percentage limitation. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board of Directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

 Requirements associated with being a public reporting company will continue to increase our costs significantly, as well as divert significant company resources and management attention.

We have been subject to the reporting requirements of the Exchange Act and the other rules and regulations of the Securities and Exchange Commission (SEC) since December 2013. Effective for the year-ended December 31, 2016, we became a large accelerated filer and are subject to additional internal control and SEC reporting obligations. Compliance with the various reporting and other requirements applicable to public reporting companies requires considerable time, attention of management, and financial resources.

Further, the listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and also make some activities more time‑consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

None.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 15, 2019, the closing price for our common stock as reported on the NASDAQ Global Market was $36.46.

Holders of Record

As of February 15, 2019, we had 56,292,169 shares of common stock outstanding held by approximately 200 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2013 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10‑K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data.

The selected financial data set forth below as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, are derived from our audited financial statements included elsewhere in this report. This information should be read in conjunction with those financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of December 31, 2016 and 2015 are derived from our audited financial statements that are contained in reports previously filed with the SEC, not included herein. Periods prior to 2018 have been revised to reflect the adoption of Accounting Standards Codification Topic 606 (ASC 606) related to changes in standards for revenue recognition. Revised financial data under ASC 606 as of and for the year ended December 31, 2014 have not been subjected to audit. Amounts are in thousands, except share and per share amounts.

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Statement of Operations Data:
Revenues	$40,603	$46,150	$109,020	$26,602	$7,700
Operating expenses:
Research and development	97,501	71,772	51,872	34,140	18,516
General and administrative	22,472	17,501	13,108	11,960	7,461
Total operating expenses	119,973	89,273	64,980	46,100	25,977
Income (loss) from operations	(79,370)	(43,123)	44,040	(19,498)	(18,277)
Other income (expenses)
Interest income	9,102	4,194	2,091	1,840	33
Interest expense	(16)	(13)	(21)	(13)	(9)
Other income (expense)	(125)	(7)	6	(1,081)	11
Total other income, net	8,961	4,174	2,076	746	35
Net income (loss) before income tax	(70,409)	(38,949)	46,116	(18,752)	(18,242)
Income tax expense (benefit)	—	(463)	991	—	—
Net income (loss) attributable to common stockholders	$(70,409)	$(38,486)	$45,125	$(18,752)	$(18,242)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale, net of tax	837	(367)	(925)	(516)	—
Comprehensive income (loss)	$(69,572)	$(38,853)	$44,200	$(19,268)	$(18,242)

Net income (loss) per share attributable to common stockholders (1):
Basic	$(1.31)	$(0.82)	$1.09	$(0.48)	$(0.58)
Diluted	$(1.31)	$(0.82)	$1.07	$(0.48)	$(0.58)
Weighted average shares of common stock used in computing net income (loss) per share attributable to common stockholders:
Basic	53,942,116	46,817,756	41,267,329	39,015,131	31,390,631
Diluted	53,942,116	46,817,756	42,388,867	39,015,131	31,390,631

(1)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted income (loss) per common share.

	As of December 31,
	(in thousands)
	2018	2017	2016	2015	2014
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$530,469	$363,328	$403,476	$193,321	$54,649
Working capital	261,874	158,229	50,720	54,883	52,205
Patents, licenses, and other intangible assets, net	11,969	11,148	10,362	9,971	9,116
Total assets	576,732	390,202	429,263	208,210	69,723
Deferred revenue	40,079	60,118	80,168	32,650	2,852
Total stockholders’ equity	$521,681	$316,464	$337,933	$164,911	$62,929

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

Overview

We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and other protein therapeutics to treat severe and life‑threatening diseases with unmet medical needs. We are developing a suite of clinical-stage drug candidates from our proprietary XmAb® technology platforms that are designed to treat cancer, autoimmune and allergic diseases, and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the portion of  the antibody that interacts with multiple segments of the immune system and controls antibody structure. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

We believe our Fc domains enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half‑life, or stabilizing novel antibody and other protein structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies, and other protein structures, that bind two or more different targets simultaneously.  By designing antibodies and other protein molecules with improved function, we believe that our XmAb‑engineered proteins offer innovative approaches to treating disease and potential clinical advantages over other treatments.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.  Our protein engineering capabilities and the modular nature of our technology allows us to quickly identify and create multiple drug candidates for potential development. We have applied our XmAb technology to:

1.	develop a pipeline of drug candidates from our bispecific Fc domains that we are developing on our own and with our partners,
2.	develop XmAb antibody candidates from our other Fc technologies through early stage of development and then license them to partners for continued development, and

3.	apply our Fc technologies to partner created antibodies. These transactions generally require very little effort on our part.

Our many partnerships and licensing transactions provide us with multiple revenue streams that help fund development of our product candidates and usually require limited resources or efforts from us. In 2018, we received $20.5 million in milestones from our partners and in February 2019, we announced a collaboration with Genentech for which we will receive an upfront payment of $120 million. There are currently 12 antibody product candidates in clinical trials that have been engineered with XmAb technology, two additional candidates have IND applications allowed by the FDA and will begin Phase 1 trials in 2019, and two more programs are in the preclinical stage of development.

In December 2018, the FDA approved the first antibody that incorporates our Fc technology. ALXN1210, now Ultomiris™, was approved by the United States Food and Drug Administration (FDA) for commercial marketing. Ultomiris is a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH), that is being developed by our partner Alexion, and incorporates our Xtend® Fc technology which allows for longer duration of action and less frequent dosing regimens compared to the previously approved therapy, Soliris®. There are five additional clinical candidates being advanced by licensees and development partners.

We have created a suite of compounds developed from our XmAb bispecific Fc domains that we wholly-own or are developing with our partners. These bispecific Fc domains are used to generate a broad array of novel drug candidates.

The initial bispecific candidates that we designed were created with our engineered heterodimer Fc domain, or bispecific Fc domain, and are dual-antigen targeting molecules, containing an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T-cells. We are advancing three CD3 bispecific candidates through clinical development: XmAb14045, XmAb13676, and XmAb18087.

•	XmAb14045 is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, a cytotoxic T-cell binding domain.

It is being developed in collaboration with our partner Novartis and is being evaluated in a Phase 1 study in patients with relapsed or refractory acute myeloid leukemia (AML). We presented initial data from the study in December 2018  at ASH. The data presented indicated multiple complete responses had been achieved with weekly dosing of XmAb14045 in this heavily-pretreated patient population. 28% of evaluable AML patients achieved either a complete remission (CR) or CR with incomplete homological recovery (CRi) at the two highest dose levels studies to date.

In February 2019, we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. Under the partial hold, existing subjects on the trial may continue to receive dosing; however, no new subjects may be enrolled pending FDA review of a clinical hold response.

The partial hold was initiated following recent safety reports Xencor submitted to the FDA on two patient deaths that were considered at least possibly related to XmAb14045. One patient experienced cytokine release syndrome (CRS) after their first dose, the treatment of which was complicated by the patient’s decision to withdraw care. One subject developed acute pulmonary edema following several doses of XmAb14045. Items to be addressed in the response include analysis of CRS cases per dosing level, efficacy information, and strategies to mitigate the observed toxicities.

We are coordinating a response to the partial hold by the FDA with our partner, Novartis, and plan to continue development of XmAb14045 pending resolution of the partial hold.

•

XmAb13676 is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb13676 in patients with B-cell malignancies. This program was also partnered with Novartis as part of our Novartis collaboration. In December 2018, as part of a strategic realignment of their pipeline, Novartis notified us of its decision to return its rights to XmAb13676, which is effective June 21, 2019. Under the Novartis Agreement, Novartis will be responsible for funding its share of the development costs for the program through June 2020. We plan to continue develop XmAb13676 as planned and expect to present initial data from the Phase 1 study in the second half of 2019.

•

XmAb18087 is a bispecific that targets somatostatin receptor 2, or SSTR2, and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST). In February 2018, we dosed our first patient in a Phase 1 study. XmAb18087 is our first CD3 bispecific to be evaluated in solid tumors. We expect to provide initial data from this study in the second half of 2019.

We are also advancing into clinical development a suite of tumor microenvironment activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoint or co-stimulatory receptors. We are advancing three TME activator candidates through clinical development: XmAb20717, XmAb22841, and XmAb23104:

•

XmAb20717 simultaneously targets PD-1 and CTLA-4 and is being developed in broad oncology indications including solid tumors. In July 2018, we dosed the first patient in an open label Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in the second half of 2019.

•

XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. In October 2018, the FDA approved our IND application for the study of XmAb23104. We have planned an open-label, Phase 1, dose-escalation study to assess the safety, tolerability and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors, and we plan to dose the first patient in the first half of 2019.

•

XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We intend to advance XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In November 2018, the FDA approved our IND application for the study of XmAb22841. We have planned an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors, and we plan to dose the first patient in the first half of 2019.

In 2018, we expanded our bispecific Fc platform with the design of our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer duration of action. Our first cytokine candidate is XmAb24306, an IL15/IL15-receptior alpha complex fused to a bispecific domain (IL15/IL15Ra-Fc). We believe that IL-15 cytokines, like XmAb24306, will be an optimal candidate for oncology combination therapies.

•

XmAb24306 is currently in IND-enabling studies, and we will support Genentech’s efforts to submit an IND for this candidate in the second half of 2019. We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines. In February 2019, we entered into a research and license agreement with Genentech to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs.

We have also created a suite of wholly-owned compounds using our Immune Inhibitor Fc Domain.

•

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We have completed Phase 2 clinical trials for XmAb5871 in three autoimmune diseases: SLE, IgG4-RD, and RA.

In October 2018, we presented topline data from the Phase 2 study of XmAb5871 in patients with SLE at the American College of Rheumatology (ACR) annual meeting. The primary endpoint of the study was the proportion of patients with no loss of improvement (LOI) (i.e. maintenance of improvement) in the efficacy-evaluable population. Improvement was maintained at Day 225 by 42% of patients in the XmAb5871-treated arm, compared to 28.6% of patients in the placebo-treated arm, which did not meet the primary endpoint for statistical significance.

The SLE study did meet secondary endpoints included evaluations of time to LOI. Patients in the efficacy-evaluable population treated with XmAb5871 experienced a statistically significant longer time to LOI, compared to placebo-treated patients, which represented a 76% improvement in median time to LOI and a 47% reduction in risk of LOI. XmAb5871 was well tolerated, and its safety profile was consistent with previous trials.

In November 2017 we presented final data from the IgG4-RD Phase 2 trial at the ACR annual meeting.

We have also completed an additional Phase 1 trial for a subcutaneous formulation of XmAb5871.

We believe that the data from the studies of XmAb5871 in patients with SLE and IgG4-RD support further development in these indications and show the potential of XmAb5871 in other B-cell mediated autoimmune indications. We are seeking to partner XmAb5871 with a partner that has the infrastructure and resources to continue late-stage development of XmAb5871 and maximize the potential of this candidate for a broad set of patient populations.

•

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

We have also created antibodies which we have licensed to other pharmaceutical and biotechnology companies for further development.  These include MOR208, an antibody in Phase 3 development, which we licensed to MorphoSys, and a CD38 x CD3 bispecific antibody candidate which included XmAb13551 and antibody components used to assemble AMG424, which we licensed to Amgen. In 2017 MorphoSys advanced MOR208 into a Phase 3 clinical trial and MorphoSys has indicated plans to file a BLA in the U.S. in 2019. Amgen has started a Phase 1 study for AMG424 and also has a preclinical candidate, AMG509, that was created with our bispecific Fc domain, advancing into development. There are currently five other programs where we have licensed our technology to partners for use in development programs with their own molecules, and four of these programs are in clinical development. The most advanced is Ultomiris, formerly ALXN1210. In 2018, Alexion submitted marketing authorization applications for Ultomiris to the regulatory authorities in the U.S., Europe, and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH), and in December 2018, Alexion received FDA approval.

We have over 750 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Key Company Milestones

Genentech Collaboration: In February 2019, we entered into a research and license agreement with Genentech (Genentech Agreement) to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including XmAb24306, in the areas of cancer immunotherapy. We will jointly collaborate on the worldwide development of XmAb24306 and other IL-15 cytokine therapeutics, each a “Collaboration Product” with Genentech maintaining worldwide commercialization rights, subject to us having a co-promotion option in the U.S. We retained the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents, subject to certain requirements. Genentech received a worldwide exclusive license to the XmAb24306 and other Collaboration Products.

Under the Genentech Agreement, we will receive an upfront payment of $120 million and are eligible to receive up to $160 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials. We are eligible to receive a 45% share of net profits from sales of XmAb24306 and other Collaboratio Products, while also sharing in the net losses at the same percentage rate and we will jointly share in 45% of development and commercialization costs. We will conduct a two-year joint research program with Genentech to discover additional programs around the IL-15 cytokine technology and will receive a $20 million milestone payment upon the initiation of each Phase 1 clinical trial for each new Collaboration Product developed under a research plan.

The Genentech Agreement is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and closing is expected to occur in the first quarter of 2019.

Novartis Collaboration. In June 2016, we entered into a Collaboration and License Agreement with Novartis (Novartis Agreement) to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Under the Novartis Agreement, we licensed certain rights to our two lead bispecific candidates, XmAb14045 and XmAb13676, to Novartis including the right for Novartis to commercialize drug products from both programs in all worldwide territories outside the U.S. We are co-developing XmAb14045 worldwide and sharing development costs equally. We will also apply our bispecific technology to up to four Novartis identified antibodies and will also license other Fc technologies to Novartis. We received a non-refundable upfront payment of $150 million and are eligible to receive up to $2.1 billion in milestone payments under the Novartis Agreement.

In December 2018, Novartis notified us of its decision to return its rights with respect to the XmAb13676 program. Novartis will continue to fund its share of development costs for the XmAb13676 program through June 2020 and we plan to continue development of the program.

Licensing Partnerships.  In addition to Novartis and Genentech collaborations, we have four other licensing partnerships for the licensing of our XmAb technology. These arrangements provide research funding, upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology through clinical development.

During 2018, Alexion submitted regulatory filings for Ultomiris in the U.S., European Union and Japan. In December 2018,  Alexion received approval from the FDA for the treatment of adult patients with PNH. We received a total of $20 million in regulatory milestone payments from Alexion for Ultomiris in 2018. In November 2018, Amgen began preclinical studies for AMG509, for intended clinical development for patients with prostate cancer, and we received a $0.5 million milestone payment.

Bispecific Fc programs.  We continue to advance our pipeline with bispecific Fc antibodies and cytokines that incorporate our XmAb bispecific Fc domain, which allow us to create molecules that bind to multiple different targets. By using an Fc as an integral part of the molecule, we impart the advantages of natural antibody features, including enabling it to retain or enhance favorable half-life, simplifying manufacturing processes and modulating potency to reduce toxicity.

We have initiated the Phase 1 trials for four bispecific oncology candidates: XmAb14045, XmAb13676,  XmAb18087, and XmAb20717. We have received FDA approval of our IND applications for our next two candidates, XmAb22841 and XmAb23104, and we will be initiating Phase 1 trials in the first half of 2019. We are in preclinical development for our first bispecific Fc domain cytokine candidate, XmAb24306, and we plan to submit an IND for this candidate in the second half of 2019.

In March 2018, we completed the sale of 8,395,000 shares of common stock in an underwritten follow-on financing and raised net proceeds of $245.5 million after deducting underwriters’ commissions and expense of the sale.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements and our technology licensing agreements. Revenue recognized from our collaboration agreements includes non-refundable upfront payments and milestone payments while revenue from our technology licensing agreements includes upfront payments, annual maintenance fees, option payments to obtain commercial licenses and milestone payments. Since our inception through December 31, 2018, we have generated $266.2 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended
	December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
Amgen	$0.6	$10.0	$31.2
Alexion	20.0	—	5.0
CSL	—	3.5	—
MorphoSys	—	12.5	—
Novo Nordisk	—	—	2.7
Novartis	20.0	20.1	69.9
Other	—	0.1	0.2
Total	$40.6	$46.2	$109.0

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock‑based compensation and related personnel costs, supplies, facility costs and preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND‑enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate contract manufacturing, preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with manufacturing, research institutions and clinical research organizations that manufacture and conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period‑to‑period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate additional and later stage clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $466.1 million in research and development expenses from inception through December 31, 2018.

We expect that our research and development expenses may increase over spending levels in recent years if we are successful in advancing XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, XmAb24306, or any of our other preclinical programs into advanced stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time‑consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

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

The following is a comparison of research and development expenses for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended
	December 31,
	2018	2017	2016
Product programs:
XmAb5871 programs	$23.0	$20.3	$17.3
XmAb7195 program	0.8	3.4	7.5
Bispecific programs
CD-3	23.1	21.3	17.9
TME checkpoints	33.1	20.7	5.8
Cytokines	7.7	—	—
Subtotal Bispecific programs	63.9	42.0	23.7
Other, research and early stage programs	9.8	6.1	3.4
Total research and development expenses	$97.5	$71.8	$51.9

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation related to our executive, finance, business development and support functions. Other general and administrative expenses include rent and utilities, travel expenses and professional fees for auditing, tax and legal services.

Other Income, Net

For the years ended December 31, 2018, 2017 and 2016, other income, net consists primarily of interest income from our investments during the years.

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

As described in “Recent Accounting Pronouncements” in the notes to the financial statements included in this Annual Report on Form 10-K, effective January 1, 2018, the Company adopted ASC 606. Subsequent to the adoption, the Company recognizes revenue through the five-step process in accordance with ASC 606 Revenue Recognition when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The Company used the full retrospective method and as a result the Company has revised its comparative financial statements for the prior period as if ASC 606 had been in effect for that period.

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

Capitalized Intellectual Property Costs

We capitalize and amortize third‑party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The net capitalized patents, licenses and other intangible assets as of December 31, 2018 and 2017 was $12.0 million and $11.1 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

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

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in‑process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such charges are reflected in the General and Administrative section of our Statement of Comprehensive Income (Loss).

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has concluded that there are no material uncertain tax positions and has not recorded an income tax expense or liability for uncertain tax positions as of December 31, 2018.

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted into law, which beginning in 2018, made several changes to U.S. corporate income tax provisions. We have identified changes in the TCJA which will have a material effect on our tax provision and future tax obligations. The TCJA reduced the U.S. corporate rate from a maximum rate of 35% to 21% effective January 1, 2018. The effect of this change was to reduce the potential future tax benefits from our deferred tax assets by $19.6 million that we had as of December 31, 2017. We have deferred income taxes as of December 31, 2017 from deferred revenue and net operating loss carryforwards and the reduction in the U.S. rate reduced the future value of these assets. The TCJA also changed the potential benefit of net operating losses incurred after January 1, 2018. The new law eliminated the ability to carryback net operating losses to prior years and also limited the amount of net operating losses incurred post January 1, 2018 that could be used to offset taxable income to 80% of the taxable income generated in any one year.

The other material change in our tax provision from the TCJA is elimination of the U.S. corporate alternative minimum tax (AMT) system and allowance for a tax refund for AMT credit carryovers as of December 31, 2017. We recorded an income tax receivable related to AMT credit carryovers of $1.6 million as of December 31, 2018.

We recorded net deferred tax assets of $82.5 million as of December 31, 2018, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2018, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $191.2 million;  $102.6 million of such losses were incurred prior to December 31, 2017 and $88.6 million were incurred in the year December 31, 2018. We also had available tax credit carryforwards of $14.9 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2018 of $138.9 million, and available state tax credit carryforwards of approximately $8.2 million, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards incurred prior to January 1, 2018, expire starting in 2026, state net operating losses expire starting in 2031, and federal tax credit carryforwards expire starting in 2019. Upon analysis, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal Revenue Code of 1986 under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax operating loss and tax credit carryforwards have been limited.

No income tax expense or benefit was recorded for the year ended December 31, 2018. We recorded a net benefit of $0.5 million, related to federal and state AMTs, for the year ended December 31, 2017, and we recorded a tax expense of $1.0 million, related to federal and state AMTs for the year ended December 31, 2016.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (in millions):

	Year ended
	December 31,
	2018	2017	Change
		(As Revised)
Revenues:
Research collaboration	$20.1	$20.1	$0.0
Milestone	20.5	26.0	(5.5)
Licensing	—	0.1	(0.1)
Total revenues	40.6	46.2	(5.6)
Operating expenses:
Research and development	97.5	71.8	25.7
General and administrative	22.5	17.5	5.0
Total operating expenses	120.0	89.3	30.7
Other income, net	9.0	4.2	4.8
Income tax benefit	—	(0.5)	0.5
Net loss	$(70.4)	$(38.5)	$(32.0)

Revenues

Research collaboration revenues in 2018 and 2017 represent revenue recognized under our Novartis Agreement.

Milestone and contingent payments decreased by $5.5 million in 2018  over 2017 amounts primarily due to receiving contractual milestones in 2017 from Amgen, CSL and MorphoSys compared to contractual milestones received from Alexion in 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2018  and 2017 (in millions):

	Year Ended
	December 31,
	2018	2017	Change
Product programs:
XmAb5871 programs	$23.0	$20.3	$2.7
XmAb7195 program	0.8	3.4	(2.6)
Bispecific programs:
CD-3	23.1	21.3	1.8
TME checkpoints	33.1	20.7	12.4
Cytokines	7.7	—	7.7
Subtotal Bispecific programs	63.9	42.0	21.9
Other, research and early stage programs	9.8	6.1	3.7
Total research and development expense	$97.5	$71.8	$25.7

Research and development expenses increased by $25.7 million in 2018 over 2017 amounts as we continue to expand our pipeline of bispecific Fc domain candidates. Increased spending on our bispecific TME checkpoint candidates and our IL-15 cytokine program was the primary driver for increased spending. Increased spending on our XmAb5871 program and early discovery research programs was partially offset by reduced spending on our XmAb7195 program.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million in 2018 over 2017 amounts primarily due to an increase in facility costs, staffing and stock-based compensation costs.

Other Income (Expense), Net

Other income, net increased by $4.8 million in 2018 over 2017 amounts reflecting additional interest income earned on our investments in marketable securities, which is due to higher investment balances as a result of our March 2018 financing.

Comparison of the Year Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the year ended December 31, 2017 and 2016 (in millions):

	Year Ended
	December 31,
	2017	2016	Change
	(As Revised)	(As Revised)
Revenues:
Research collaboration	$20.1	$34.2	$(14.1)
Milestone	26.0	5.0	21.0
Licensing	0.1	69.8	(69.7)
Total revenues	46.2	109.0	(62.8)
Operating expenses:
Research and development	71.8	51.9	19.9
General and administrative	17.5	13.1	4.4
Total operating expenses	89.3	65.0	24.3
Other income, net	4.2	2.1	2.1
Income tax expense (benefit)	(0.5)	1.0	(1.5)
Net income (loss)	$(38.4)	$45.1	$(83.5)

Revenues

Research collaboration revenues decreased by $14.2 million in 2017 over 2016 amounts primarily due to revenue recognized under our Novartis collaboration in 2017 compared to revenue recognized under our Novartis and Amgen collaborations in 2016.

Milestone and contingent payments increased by $21.0 million in 2017 over 2016 amounts primarily due to receiving contractual milestones in 2017 from Amgen, CSL, and MorphoSys, compared to contractual milestones received from Alexion in 2016.

Licensing revenue decreased by $69.7 million in 2017 over 2016 amounts due to revenue reported under our Novartis collaboration in 2016.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2017 and 2016 (in millions):

	Year Ended
	December 31,
	2017	2016	Change
Product programs:
XmAb5871 programs	$20.3	$17.3	$3.0
XmAb7195 program	3.4	7.5	(4.1)
Bispecific programs:
CD-3	21.3	17.9	3.4
TME checkpoints	20.7	5.8	14.9
Cytokines	—	—	—
Subtotal Bispecific programs	42.0	23.7	18.3
Other, research and early stage programs	6.1	3.4	2.7
Total research and development expense	$71.8	$51.9	$19.9

Research and development expenses increased by $19.9 million in 2017 over 2016 amounts as we continue to expand our pipeline of bispecific candidates. The primary increases in research and development spending were on our bispecific TME checkpoint and CD-3 programs. Increased spending on our XmAb5871 program and early discovery research programs was partially offset by reduced spending on our XmAb7195 program.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million in 2017 over 2016 amounts primarily due to an increase in facility costs, staffing and stock-based compensation costs.

Other Income (Expense), Net

Other income, net increased by $2.1 million in 2017 over 2016 amounts, reflecting additional interest income earned on our investments in marketable securities.

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

We have incurred substantial operating losses since our inception, and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our bispecific Fc domain pipeline of product candidates, XmAb14045, XmAb13676, XmAb18087, XmAb20717, XmAb22841, XmAb23104, and XmAb24306, evaluate opportunities for the potential clinical development of our other preclinical programs, and continue our research efforts.

In March 2018, we finalized the sale of 8,395,000 shares of common stock at an offering price of $31.00 per share in an underwritten offering, resulting in net proceeds of approximately $245.5 million, after deducting underwriters’ commissions and offering expenses.

In July 2016 we received a $150.0 million upfront payment in connection with our collaboration with Novartis. On December 6, 2016, we finalized the sale of 5,272,750 shares of common stock at an offering price of $24.00 per share in an underwritten offering, resulting in net proceeds of approximately $119.3 million, after deducting underwriting discounts, commissions and offering expenses.

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

At December 31, 2018, we had $530.5 million of cash, cash equivalents and marketable debt securities compared to $363.3 million at December 31, 2017.  We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and annual license maintenance payments. We expect to close the Genentech transaction in the first quarter of 2019, for which we will receive a $120 million non-refundable upfront payment 30 days after the effective date. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales and do not expect to do so until we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the early clinical stages of development, it will be some time before we expect to achieve this and it is uncertain that we ever will. We expect that our operating expenses will continue to increase in connection with ongoing as well as additional planned clinical and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration and licensing opportunities.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements beyond 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
Net cash provided by (used in):
Operating activities	$(79,756)	$(33,597)	$95,238
Investing activities	(164,767)	31,864	(214,274)
Financing activities	254,241	3,733	120,974
Net increase in cash and cash equivalents	$9,718	$2,000	$1,938

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 and December 31, 2017, reflects operating expenses primarily for advancing our bispecific candidates and clinical trials for XmAb5871 during the year.

Net cash provided by operating activities for the year ended December 31, 2016 reflects the upfront payment of $150.0 million received under our Novartis collaboration and a milestone payment from Alexion in excess of operating expenses during the year.

Investing Activities

Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2018, we purchased $155.7 million in marketable securities, net of $222.1 million of proceeds from sale and maturities. In 2017 we received $39.2 million in marketable securities, net of $76.5 million of purchases. In 2016, we invested $210.6 million in marketable securities net of $105.5 million of sales and maturities. We acquired $1.9 million,  $2.0 million and $1.5 million of intangible assets in the years ended December 31, 2018, 2017 and 2016, respectively. We purchased $7.2 million,  $5.3 million and $1.5 million of capital equipment for the years ended December 31, 2018, 2017 and 2016 respectively. The increase in capital expenditure in 2018 compared to 2017 and 2016 is primarily due to additional purchase of research and development equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 consists primarily of net proceeds from the follow-on equity offering and cash from stock option exercises and the sale of shares under the ESPP.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facilities (1)	$8,542	$2,752	$5,790	$—	$—

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

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin reception 2. The variable domain of this antibody is incorporated in our XmAb18087 drug candidate. Under this license agreement, we may be required to make $3.8 million in additional contingent payments which include $800,000 of clinical milestones and $3.0 million of regulatory milestones, in addition to royalties upon commercial sales of products of less than 1%. We made an upfront payment of $200,000 in connection with this license and made a Phase 1 milestone payment of $100,000 in 2018. We did not make any milestone payments in 2017 or 2016.

In January 2019, we entered into a second agreement with BIO-TECHNE which agreement is effective February 2018 for a non-exclusive license to certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1 antibody. We expect to use this protein in certain of our oncology drug candidates. Under this license agreement, we may be required to make $22.0 million in additional contingent payments which include $1.5 million of clinical milestones, $4.5 million of regulatory milestones and milestones on the achievement of certain sales of $16.0 million, in addition to royalties upon commercial sales of products of 1%. We made an upfront payment in connection with this license in 2019 and did not make any payments in 2018, 2017 or 2016

In November 2015, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our XmAb14045 drug candidate. We made an upfront payment of 50,000 Swiss Francs (CHF) in connection with the license and may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND filing. There were no milestone payments made in 2018 or 2017.

In February 2016, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our XmAb13676 drug candidate. In connection with the license we may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND filing. There were no milestone payments made in 2018 or 2017.

In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for each of our bispecific drug candidates:  XmAb18087, XmAb20717, XmAb22841 and XmAb23104.  The terms for each agreement is identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2017, we made a CHF 85,000 milestone payment in connection with an IND filing. In 2018, we made three milestone payments of CHF 85,000 each in connection with three separate IND filings.

In December 2015, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our XmAb5871 drug candidate.  Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb5871 manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of XmAb5871 approved products with such royalties less than 1%. In 2017 we transferred the manufacturing process for XmAb5871 to a third-party manufacturer. We did not make any milestone payments under this Agreement in 2018 and 2017.

In December 2011, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our XmAb7195 drug candidate.  This agreement was subsequently amended in April 2015. Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb7195 manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of XmAb7195 approved products with such royalties less than 1%. We did not make any milestone payments under this Agreement in 2018 and 2017.

In December 2012, we entered into a Cross-License Agreement with MedImmune, LLC (MedImmune) for a non-exclusive license to certain MedImmune patents related to half-life technology. Under the terms of the agreement, we may be obligated to make contingent payments in connection with the use of our Xtend™ technology, including use by us in our development candidates and also for use by our licensees. These contingent payments total $250,000 per program and include $150,000 in clinical milestones and $100,000 in regulatory milestones. In addition, we may be obligated to make contingent payments for tiered sales milestones on the sale of approved products from $20,000 per year to $1.0 million per year. Our obligations to make payments under this agreement expire in December 2021. We made milestone payments under this agreement of $75,000 and $125,000 for 2016 and 2018, respectively.

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

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Xencor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xencor, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 25, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue recognition in fiscal years 2018 and 2017 due to the adtoption of Accounting Standards Condification, Topic 606, Revenue from Contracts with Customers.

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
February 25, 2019

Report of Independent Registered Public Accounting Firm

Regarding Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Xencor, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Xencor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, of the Company and our report, dated February 25, 2019, expressed an unqualified opinion.

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

/s/ RSM US LLP

Los Angeles, California
February 25, 2019

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
		(As Revised)
Assets
Current assets
Cash and cash equivalents	$26,246	$16,528
Marketable securities	268,115	207,603
Accounts receivable	10,187	1,142
Income tax receivable	804	—
Prepaid expenses and other current assets	10,375	5,606
Total current assets	315,727	230,879
Property and equipment, net	11,813	7,088
Patents, licenses, and other intangible assets, net	11,969	11,148
Marketable securities - long term	236,108	139,198
Income tax receivable	804	1,524
Loan receivable	—	86
Interest receivable	—	14
Other assets	311	265
Total assets	$576,732	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,797	$6,869
Accrued expenses	9,662	5,480
Current portion of deferred rent	315	26
Current portion of deferred revenue	40,079	60,118
Income tax payable	—	157
Total current liabilities	53,853	72,650
Deferred rent, less current portion	1,198	1,088
Total liabilities	55,051	73,738
Commitments and contingencies (see note 8)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 56,279,542 issued and outstanding shares at December 31, 2018 and 47,002,488 issued and outstanding at December 31, 2017	563	470
Additional paid-in capital	845,366	570,670
Accumulated other comprehensive loss	(971)	(1,808)
Accumulated deficit	(323,277)	(252,868)
Total stockholders’ equity	521,681	316,464
Total liabilities and stockholders’ equity	$576,732	$390,202

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
Revenue
Collaborations, licenses and milestones	$40,603	$46,150	$109,020
Operating expenses
Research and development	97,501	71,772	51,872
General and administrative	22,472	17,501	13,108
Total operating expenses	119,973	89,273	64,980
Income (loss) from operations	(79,370)	(43,123)	44,040
Other income (expense)
Interest income	9,102	4,194	2,091
Interest expense	(16)	(13)	(21)
Other income (expense)	(125)	(7)	6
Total other income, net	8,961	4,174	2,076

Income (loss) before income tax	(70,409)	(38,949)	46,116
Income tax expense (benefit)	—	(463)	991
Net income (loss)	(70,409)	(38,486)	45,125
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale	837	(367)	(925)
Comprehensive income (loss)	$(69,572)	$(38,853)	$44,200

Net income (loss) per share attributable to common stockholders:
Basic	$(1.31)	$(0.82)	$1.09
Diluted	$(1.31)	$(0.82)	$1.07
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	53,942,116	46,817,756	41,267,329
Diluted	53,942,116	46,817,756	42,388,867

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2015 as originally reported	40,551,039	$405	$424,128	$(516)	$(261,585)	$162,432
Adoption of ASC Topic 606	—	—	—	—	2,479	2,479
Balance, December 31, 2015 as revised	40,551,039	405	424,128	(516)	(259,106)	164,911
Sale of common stock, net of issuance cost	5,272,750	53	119,216	—	—	119,269
Issuance of common stock upon exercise and vesting of stock awards	699,066	7	1,153	—	—	1,160
Issuance of common stock under the Employee Stock Purchase Plan	45,123	1	544	—	—	545
Comprehensive income (loss)	—	—	—	(925)	45,125	44,200
Stock-based compensation	—	—	7,848	—	—	7,848
Balance, December 31, 2016	46,567,978	466	552,889	(1,441)	(213,981)	337,933
Adoption of ASU 2016-09	—	—	401	—	(401)	—
Balance, December 31, 2016 as revised	46,567,978	466	553,290	(1,441)	(214,382)	337,933
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(38,486)	(38,853)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,420	—	—	245,504
Issuance of common stock upon exercise of stock awards	824,731	8	7,609	—	—	7,617
Issuance of common stock under the Employee Stock Purchase Plan	57,323	1	1,119	—	—	1,120
Comprehensive income (loss)	—	—	—	837	(70,409)	(69,572)
Stock-based compensation	—	—	20,548	—	—	20,548
Balance, December 31, 2018	56,279,542	$563	$845,366	$(971)	$(323,277)	$521,681

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
Cash flows from operating activities
Net income (loss)	$(70,409)	$(38,486)	$45,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,251	2,030	1,466
Amortization of premium on marketable securities	(394)	2,845	2,037
Stock-based compensation	20,548	13,651	7,848
Abandonment of capitalized intangible assets	239	396	356
Loss on disposal of assets	102	83	—
Loss (gain) on sale of marketable securities available-for-sale	74	—	(5)

Changes in operating assets and liabilities:
Accounts receivable	(9,045)	7,474	(8,572)
Interest receivable	(535)	(307)	(609)
Prepaid expenses and other current assets	(4,769)	(2,705)	(1,700)
Income tax receivable	(84)	(1,524)	—
Other assets	(46)	(161)	(40)
Accounts payable	(3,072)	2,989	(2,520)
Accrued expenses	4,182	(1,212)	3,058
Deferred rent	398	589	(89)
Income tax payable	(157)	91	65
Deferred revenue	(20,039)	(19,350)	48,818
Net cash provided by (used in) operating activities	(79,756)	(33,597)	95,238
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	222,125	115,757	105,505
Proceeds from sale of property and equipment	9	—	—
Purchase of marketable securities	(377,840)	(76,529)	(316,149)
Purchase of intangible assets	(1,935)	(1,967)	(1,502)
Purchase of property and equipment	(7,212)	(5,311)	(1,507)
Proceeds from repayment of (investment in) loan receivable	86	(86)	(621)
Net cash provided by (used in) investing activities	(164,767)	31,864	(214,274)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	7,617	2,797	1,160
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,120	936	545
Proceeds from issuance of common stock	260,245	—	126,546
Common stock issuance costs	(14,741)	—	(7,277)
Net cash provided by financing activities	254,241	3,733	120,974
Net increase in cash and cash equivalents	9,718	2,000	1,938
Cash and cash equivalents, beginning of year	16,528	14,528	12,590
Cash and cash equivalents, end of year	$26,246	$16,528	$14,528
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$16	$13	$21
Taxes	$233	$969	$936
Supplemental Schedule of Noncash Investing Activities
Net unrealized gain (loss) on marketable securities available-for-sale	$837	$(367)	$(925)

See accompanying notes to the financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical‑stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and proteins to treat severe and life‑threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next‑generation antibody product candidates designed to treat cancer, autoimmune and allergic diseases, and other conditions. We focus on the portion of the antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, are applied to our pipeline of antibody and protein‑based drug candidates to increase immune inhibition, improve cytotoxicity, extend half‑life and most recently create bispecific Fc domain antibody and protein molecules.

Our operations are based in Monrovia and San Diego, California.

Basis of Presentation

The Company’s financial statements as of December 31, 2018, 2017, and 2016 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).

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

Recent Accounting Pronouncements

Pronouncements adopted in 2018

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 (ASC 606), Revenue from Contracts with Customers, using the full retrospective transition method. Under this method, the Company is presenting its financial statements for the years ended December 31, 2017 and 2016 as if ASC 606 had been effective for those periods.

Under ASC 606 an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. A five-step model is used to achieve the core principle: (1) identify the customer contract, (2) identify the contract’s performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenue when or as a performance obligation is satisfied. The Company applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The new guidance provides that revenue recognition for performance obligations related to delivery of certain goods or services occurs when control over the good or service is transferred to the customer. In addition, the timing of revenue recognition from licensing of our intellectual property that are functional and are distinct performance obligations changed from being recognized over the term of access to our license or technology to being recognized at a point in time. See Note 12 “Prior Period Financial Statements” for a complete discussion of the impact of adopting the new standard.

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Liabilities, which eliminates the available-for-sale classification for equity securities and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This ASU eliminates the available-for-sale classification for equity investments that recognized changes in the fair value as a component of other comprehensive income. The adoption had no effect on the Company’s financial statements.

Effective January 1 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated. Classification will depend on the predominant source or use. The adoption did not have an effect on the Company’s statements of cash flow.

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

Pronouncements not yet effective

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The new guidance requires lessees to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases not considered short term. The new standard will be effective for reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-10 Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Lease (Topic 842): Targeted Improvements, which provides narrow aspects of the guidance issued in ASU No. 2016-02 as well as an alternative transition method of adoption, permitting the recognition of cumulative-effect adjustment to retained earnings on the date of adoption. The new standard also provides a number of optional practical expedients in transition, including the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct cost.

We will adopt the new standard on January 1, 2019 using the cumulative effect adjustment method, with the election of the package of practical expedients and hindsight practical expedient. We have completed a preliminary assessment of the new standard’s impact, which includes a total of five operating leases for facilities in Monrovia and San Diego. Under Topic 842, deferred rent liability under operating lease is no longer tracked separately; instead, it will integrate as part of the right-of-use (ROU) asset. As a result, we expect to adjust the cumulative effect to the beginning balance for deferred rent liability, and adopt the use of right-of-use asset and lease liability. We do not expect that this standard will have a material impact on our financial statements. Upon adoption, we estimate that we will have additional liabilities ranging from $10 million to $12 million with a corresponding ROU assets of a similar amount for lease agreements in effect as of December 31, 2018. This will result in an estimated increase to the beginning balance on both assets and liabilities after the adjustment of between $10 million and $12 million, with no impact on our retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. We will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect the adoption to have a material impact on our results of operations or financial position.

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

In February 2018, the FASB issued ASU No. 2018-02. Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, an amendment which permits companies to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (TCJA) on items within accumulated other comprehensive income to retained earnings. The standard also requires new disclosures about these stranded tax effects and is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted and can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is currently evaluating the impact the guidance will have on its financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required). The Company does not anticipate that the standard will have a significant impact on tis financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The standard is effective for fiscal years beginning after December 15, 2019 and interim period within those years. The Company does not anticipate that the standard will have a significant impact on its financial statements.

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

We recognize revenue through the five-step process in accordance with ASC 606 Revenue Recognition when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $40.1 million and $60.1 million at December 31, 2018 and 2017, respectively.

Research and Development Expenses

Research and development expenses include costs we incur for our own and for our collaborators’ research and development activities. Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, including associated stock‑based compensation, laboratory supplies, facility costs, and applicable overhead expenses of personnel directly involved in the research and development of new technology and products, as well as fees paid to other entities that conduct certain research development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly.

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

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be “available-for-sale”, as defined by authoritative guidance issued by the FASB. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Accrued interest on marketable debt securities is included in marketable securities. Accrued interest was $2.3 million and $1.7 million at December 31, 2018 and 2017, respectively. If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Concentrations of Risk

Cash, cash equivalents and marketable debt securities are financial instruments that potentially subject the Company to concentrations of risk. We invest our cash in corporate debt securities and U.S. sponsored agencies with strong credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2018 and 2017 approximated $26.0 million and $16.3 million, respectively.

We have payables with four service providers that represent 49% of our total payables and two service providers that represented 40% of our total payables at December 31, 2018 and 2017, respectively. We rely on three critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2018 or 2017.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, marketable debt securities,  accounts receivable, accounts payable and accrued expenses. Marketable debt securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximate their fair value due to their short maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2018
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$18,270	$18,270	$—
Corporate Securities	104,967	—	104,967
Government Securities	399,256	—	399,256
	$522,493	$18,270	$504,223

	December 31, 2017
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$5,175	$5,175	$—
Corporate Securities	123,270	—	123,270
Government Securities	223,530	—	223,530
	$351,975	$5,175	$346,800

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

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight‑line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third‑party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight‑line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2018, 2017 and 2016, we abandoned previously capitalized patent and licensing related charges of $0.2 million, $0.4 million and $0.4 million, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2018	2017
Patents, definite life	$9,320	$8,915
Patents, pending issuance	5,644	4,360
Licenses and other amortizable intangible assets	2,011	2,011
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	17,374	15,685
Accumulated amortization—patents	(4,142)	(3,413)
Accumulated amortization—licenses and other	(1,263)	(1,124)
Total intangible assets, net	$11,969	$11,148

Amortization expense for patents, licenses, and other intangible assets was $0.9 million, $0.8 million, and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2018, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2019	$862
2020	860
2021	757
2022	730
2023	659
Thereafter	1,923
Total	$5,791

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2018, the Company has $5.6 million of intangible assets which are in‑process and have not been placed in service and, accordingly amortization on these assets has not commenced.

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

We did not recognize a loss from impairment for the years ended December 31, 2018, 2017 or 2016.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2018 or 2017.

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.

The Tax Cuts and Jobs Act (tax reform) was enacted on December 22, 2017 and has several key provisions impacting accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the Alternative Minimum Tax (AMT) system, and made changes to the utilization and carryforward of net operating losses beginning on January 1, 2018. The tax reform provided for a refund of unused AMT carryforwards for years beginning after December 31, 2017. We recorded an income tax receivable as of December 31, 2018 of $1.6 million related to federal AMT carryforwards.

Stock‑Based Compensation

We recognize compensation expense using a fair‑value‑based method for costs related to all share‑based payments, including stock options and shares issued under our Employee Stock Purchase Plan (ESPP). Stock‑based compensation cost related to employees and directors is measured at the grant date, based on the fair‑value-based measurement of the award using the Black‑Scholes method, and is recognized as expense over the requisite service period on a straight‑line basis. We account for forfeitures when they occur. We recorded stock‑based compensation and expense for stock‑based awards to employees, directors and consultants of approximately $20.5 million, $13.7 million, and $7.8 million for the years ended December 31, 2018, 2017 and 2016 respectively. Included in the 2018, 2017, and 2016 balances for total compensation expense is $0.7 million, $0.5 million, and $0.4 million, respectively, relating to our ESPP.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black‑Scholes option‑pricing method and are subject to periodic re‑measurement over the period during which the services are rendered.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted‑average number of common shares outstanding during the period. Potentially dilutive securities consisting of stock options for 2018 and 2017, and stock purchases under the Employee Stock Purchase Plan were not included in the diluted net loss per common shares calculation because the inclusion of such shares would have had an antidilutive effect as follows:

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Options to purchase common stock	1,881	1,291	—
Employee stock purchase plan shares	3	—	—
Total	1,884	1,291	—

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
		(As Revised)	(As Revised)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(70,409)	$(38,486)	$45,125
Denominator:
Weighted-average common shares outstanding	53,942,116	46,817,756	41,267,329
Basic net income (loss) per common share	$(1.31)	$(0.82)	$1.09
Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(70,409)	$(38,486)	$45,125
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	53,942,116	46,817,756	41,267,329
Dilutive effect of employee stock options and ESPP	—	—	1,121,538
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	53,942,116	46,817,756	42,388,867
Diluted net income (loss) per common share	$(1.31)	$(0.82)	$1.07

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2018 and 2017, the only component of other comprehensive loss is net unrealized losses on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2018.

3. Marketable Securities

The Company’s marketable debt securities held as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$18,270	$—	$—	$18,270
Corporate Securities	105,311	1	(345)	104,967
Government Securities	399,873	187	(804)	399,256
	$523,454	$188	$(1,149)	$522,493

Reported as
Cash and cash equivalents				$18,270
Marketable securities				504,223
Total investments				$522,493

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$5,175	$—	$—	$5,175
Corporate Securities	123,860	—	(590)	123,270
Government Securities	224,739	—	(1,209)	223,530
	$353,774	$—	$(1,799)	$351,975

Reported as
Cash and cash equivalents				$5,175
Marketable securities				346,800
Total investments				$351,975

The maturities of the Company’s marketable debt securities as of December 31, 2018 are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$269,092	$268,115
Mature after one year through five years	236,092	236,108
	$505,184	$504,223

The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized gain (losses)
(in thousands)
Corporate Securities	$84,770	$(310)	$20,198	$(34)
Government Securities	183,345	(667)	215,910	50
	$268,115	$(977)	$236,108	$16

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$79,290	$(137)	$43,980	$(453)
Government Securities	128,313	(461)	95,217	(748)
	$207,603	$(598)	$139,197	$(1,201)

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

In March 2018, we completed the sale of 8,395,000 shares of commons stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $245.5 million, after underwriters discounts and offering expenses.

On September 19, 2016, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Piper Jaffray & Co (Piper Jaffray) pursuant to which we may sell from time to time, at our option, up to an aggregate of $40 million of common stock through Piper Jaffray as sales agent. The issuance and sale of these shares by Xencor under the Distribution Agreement will be pursuant to our shelf registration statement on Form S-3 (File No.333-213700) declared effective by the SEC on October 5, 2016. We are not obligated sell any shares of common stock under the Distribution Agreement, and to date we have not sold any shares under the Distribution Agreement.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017
	(In thousands)
Computers, software and equipment	$16,292	$10,874
Furniture and fixtures	173	152
Leasehold and tenant improvements	4,774	4,010
	21,239	15,036
Less accumulated depreciation and amortization	(9,426)	(7,948)
	$11,813	$7,088

Depreciation and amortization expense related to property and equipment in 2018, 2017 and 2016 was $2.4 million, $1.2 million and $0.7 million, respectively.

6. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. There was no provision for income taxes for the year ended December 31, 2018. For the year ended December 31, 2017, the provision for income tax is a benefit of $0.5 million.  Current tax expense of $1.0 million for the year ended December 31, 2016 represents federal and state alternative minimum tax.

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
		(Revised)	(Revised)
Federal statutory income tax	$(14,795)	$(13,243)	$15,680
State and local income taxes	(4,767)	(1,806)	2,818
Research and development credit	(6,170)	(5,554)	(2,544)
Stock based compensation	444	2,709	733
Effect of the 2017 Tax Cut and Jobs Act	—	19,596	—
Other	414	720	1,008
Net change in valuation allowance	24,874	(2,885)	(16,695)
Income tax provision (benefit)	$—	$(463)	$1,000

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2018 and 2017 is presented below (in thousands):

	December 31,
	2018	2017
		(Revised)
Deferred income tax assets
Net operating loss carryforwards	$49,889	$25,565
Research credits	23,151	16,642
Depreciation	207	437
Unrealized loss on securities	269	504
Accrued compensation	1,097	748
Deferred revenue	11,222	16,820
State taxes	—	(2)
Gross deferred income tax assets	85,835	60,714
Valuation allowance	(82,537)	(57,663)
Net deferred income tax assets	3,298	3,051
Deferred income tax liabilities
Patent costs	(3,142)	(2,873)
Licensing costs	(125)	(142)
Capitalized legal costs	(31)	(36)
Gross deferred income tax liabilities	(3,298)	(3,051)
Net deferred income tax asset	$—	$—

The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. One of the changes was elimination of the AMT tax system for corporations and allowance of an income tax refund for AMT tax credit carryforwards as of December 31, 2017. We have reported an income tax receivable of $1.6 million as of December 31, 2018 and 2017 to reflect the U.S. AMT credit carryforwards we have available.  Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2018 and 2017. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2018, the valuation allowance increased by $24.9 million. Upon analysis, there were changes in ownership under Section 382 of the Internal Revenue Code and related state provisions as a result of our sale of preferred stock and sale of common stock during 2013. Section 382 limits the amount of net operating losses and tax credit forwards that may be available after a change in ownership. The Company has adjusted its net operating loss and tax credit carryforwards to reflect the impact of the section 382 limitations. The Company’s tax returns remain open to potential inspection for the years 2013 and onwards for federal purposes and 2012 and onwards for state purposes.

As of December 31, 2018, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $191.1 million and $138.9 million respectively, and available tax credit carryforwards of approximately $14.9 million for federal income tax purposes and $8.2 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards consists of $102.6 million of losses incurred prior to January 1, 2018 and which can be used to offset 100% of future taxable income and, $88.6 million of losses incurred after January 1, 2018 which can be used to offset up to 80% of taxable income in subsequent years.

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

7. Stock‑Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. The 2013 Plan became effective as of December 3, 2013, the date of the Company’s initial public offering.  As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of December 31, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was 9,581,833. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 1,880,100 shares, which number is included in the number of shares available for issuance above.  As of December 31, 2018 a total of 6,751,287 options have been issued under the 2013 Plan.

During the year ended December 31, 2018, the Company awarded 33,933 Restricted Stock Units (RSUs) to certain employees pursuant to the 2013 Plan. Vesting of these awards will be in three equal annual installments and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase shares of the Company’s common stock at a discount. The ESPP had an initial two-year term that includes four six-month purchase periods and employee withholding amounts may be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and pursuant to the provisions of the ESPP, the second two-year term began automatically upon the end of the initial term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s common stock price at the initial offering date or 85% of the Company’s stock price at each purchase date.

We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there were no increases in the number of authorized shares in the ESPP in years from 2015 to 2018. As of December 31, 2018, we have issued a total of 349,716 shares of common stock under the ESPP.

Total employee, director and non‑employee stock‑based compensation expense recognized was as follows:

	Year Ended
	December 31,
(In thousands)	2018	2017	2016
General and administrative	$7,699	$5,617	$3,592
Research and development	12,849	8,034	4,256
	$20,548	$13,651	$7,848

	Year Ended
	December 31,
(In thousands)	2018	2017	2016
Stock options	$19,537	$13,153	$7,470
ESPP	744	498	378
Restricted stock units	267	—	—
	$20,548	$13,651	$7,848

Information with respect to stock options outstanding is as follows:

	December 31,
	2018	2017	2016
Exercisable options	3,058,659	2,558,941	1,743,765
Weighted average exercise price per share of exercisable options	$15.12	$11.06	$8.87
Weighted average grant date fair value per share of options granted during the year	$18.06	$16.92	$10.30
Options available for future grants	3,576,574	3,394,691	2,943,216
Weighted average remaining contractual life	7.51	7.62	7.82

The following table summarizes stock option activity for the years ended December 31, 2018 and 2017:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2016	4,045,801	11.95	7.82	$58,131
Options granted	1,511,100	22.61
Options forfeited	(96,856)	17.08
Options expired	(3,000)	21.99
Options exercised(3)	(363,603)	7.69
Balances at December 31, 2017	5,093,442	15.32	7.62	$35,495
Options granted	1,805,937	27.43
Options forfeited	(107,720)	21.66
Options exercised(3)	(824,731)	9.24
Balances at December 31, 2018	5,966,928	$19.71	7.51	$99,273
As of December 31, 2018
Options vested and expected to vest	5,966,928	$19.71	7.51	$99,273
Exercisable	3,058,659	$15.12	6.42	$64,417

(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in‑ the‑money options at December 31, 2018 and 2017.

(3)	The total intrinsic value of stock options exercised was $23.6 million, $5.7 million and $11.2 million for the years ended December 31, 2018, 2017 and 2016 respectively.

The stock options outstanding and exercisable by exercise price at December 31, 2018 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$0.59 – $4.25	291,433	4.49	$3.63	291,433	$3.63
$9.78 – $14.75	1,560,249	6.39	$12.10	1,281,242	$11.97
$14.77 – $22.18	852,138	6.62	$17.00	706,562	$16.35
$22.20 – $33.78	2,929,571	8.42	$23.92	760,672	$23.08
$34.56 – $43.16	333,537	9.68	$39.26	18,750	$38.93
	5,966,928	7.51	$19.71	3,058,659	$15.12

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

Options granted after our initial public offering are issued at the fair market value of our stock on the date of grant.

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2018, 2017 and 2016:

Options
	2018	2017	2016
Common stock fair value per share	$21.80 - 43.16	$19.61 - 25.67	$11.50 - 26.76
Expected volatility	70.97% - 73.10%	77.42% - 96.73%	75.77% - 90.83%
Risk-free interest rate	2.29% - 3.10%	0.96% - 2.37%	1.03% - 2.18%
Expected dividend yield	—	—	—
Expected term (in years)	5.23 - 6.08	5.23 - 6.08	5.23 - 6.08

ESPP
	2018	2017	2016
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	57.0% - 71.4%	67.8% - 79.8%	67.8% - 79.8%
Risk-free interest rate	1.47% - 2.70%	0.47% - 1.80%	0.47% - 0.93%
Expected dividend yield	—	—	—

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2018, 2017 and 2016 was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

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

The following table summarizes restricted stock units activity for the years ended December 31, 2018:

Weighted-
Average
Grant Date
	Number of	Fair Value
	Shares	(Per Unit)
Unvested at December 31, 2017	—	—
Granted	33,933	$27.64
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2018	33,933	$27.64

As of December 31, 2018 and 2017, the unamortized compensation expense related to unvested stock options was $42.8 million and $30.7 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.71 years. At December 31, 2018 and 2017, the unamortized compensation expense was $0.8 million and $1.1 million respectively under our ESPP. The remaining unamortized expense will be recognized over the next 11.2 months. At December 31, 2018, the unamortized compensation expense related to unvested restricted stock units was $0.7 million, which will be recognized over the next 2.15 years.

8. Commitments and Contingencies

Operating leases

The Company leases office and laboratory space in Monrovia, CA through June 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building. The amended lease has a 64-month term with an option to renew for an additional five years. The lease terms for the original space were not amended.

The Company also leases office space in San Diego, CA through June 2020. In June 2017, the Company entered into a new lease agreement for an additional office space. The new lease has a 61-month term beginning from the date of occupancy and includes an option to renew for an additional five years.  At December 31, 2018 the future minimum lease payments under the operating leases were as follows:

Operating
Years ending December 31,	Leases
2019	$2,752
2020	2,404
2021	1,980
2022	1,406
2023	—
Thereafter	—

Rent expenses for the years ended December 31, 2018,  2017 and 2016 were $2.5 million, $1.7 million, and $0.6 million, respectively.

Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

On March 3, 2015, a verified class action complaint, captioned DePinto v. John S. Stafford, et al., C.A. No. 10742, was filed in the Court of Chancery of the State of Delaware against certain of the Company's current and former directors alleging cause of action for Breach of Fiduciary Duty and Invalidity of Director and Stockholder Consents and that the defendants breached their fiduciary duties in the course of approving a  series of transactions. The complaint related to a financial recapitalization of the Company and certain related transactions that the Company completed in 2013.

On September 27, 2016, the parties engaged in voluntary mediation and agreed to settle the complaint’s outstanding claims for a total payment of $2.375 million to the class certified by the Delaware Court of Chancery. The settlement was reached without any party admitting wrongdoing. Under the terms of the settlement, no payment shall be made to the plaintiffs by the Company or any of the defendants in the lawsuit other than payments covered by the Company’s insurance.

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and we did not record a liability as of December 31, 2018 and 2017.

9. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2018, 2017, and 2016. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb® technologies and drug candidates. Pursuant to the Novartis Agreement:

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

The Company received a non-refundable upfront payment under the Novartis Agreement of $150 million in July 2016 and is eligible to receive up to $2.1 billion in future development, regulatory and sales milestones in total for all programs that could be developed under the Novartis Agreement. In December 2018, Novartis notified the Company it was terminating its rights with respect to the XmAb13676 program, which will be effective June 2019. Under the Agreement, Novartis is responsible to fund its share of XmAb13676 development costs through June 2020.

Under the Novartis Agreement, the Company granted Novartis a worldwide co-exclusive license with the Company to research, develop and manufacture XmAb14045. The Company also granted Novartis an exclusive license to commercialize XmAb14045 in all worldwide territories outside the U.S.

The Company and Novartis will co-develop XmAb14045 worldwide and share development costs. The Company may elect to opt-out of the development of XmAb14045 by providing notice to Novartis.  If the Company elects to opt-out, Novartis will receive the Company’s U.S. rights to XmAb14045 and the Company will receive low double-digit royalties on U.S. net sales in addition to the royalties on net sales outside the U.S.

Pursuant to the Novartis Agreement, the Company will apply its bispecific technology to up to four target pair antibodies selected, if available for exclusive license to Novartis and not subject to a Company internal program. The Company will apply its bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization. Novartis has the right to substitute up to four of the original selected target pair antibodies during the research term provided that Novartis has not filed and received acceptance for an Investigational New Drug Application (IND) with the Company provided bispecific candidate. The research term is five years from the date of the Novartis Agreement.

We completed delivery of a Global Discovery Program in 2017 and delivery of a second Global Discovery Program in 2018.

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

Under the Novartis Agreement, the Company also granted Novartis a non-exclusive research license to use certain of the Company’s Fc technologies, specifically Cytotoxic, Xtend and Immune Inhibitor, to research, develop, commercialize and manufacture antibodies against up to ten targets selected by Novartis, if available for non-exclusive license and not subject to a Company internal program. Novartis will assume all research, development and commercialization costs for products that are developed from application of the Fc technologies.

The Company evaluated the Novartis Agreement under the new revenue recognition standard ASC 606 and concluded that Novartis is a customer. The Company identified the following performance obligations that it deemed to be distinct at the inception of the contract:

•	License to certain rights to Xencor’s XmAb14045 and XmAb13676;
•	Develop four bispecific drug candidates against four targets identified by Novartis; and
•	License to Xencor’s Fc technologies for up to 10 targets identified and selected by Novartis.

The Company considered the licenses as functional intellectual property as Novartis has the right to access its technology and such technology is functional to Novartis at the time that the Company provides access. Under the Novartis Agreement, Novartis has substitution rights under each discovery program provided it has not advanced to filing an IND. The Company’s obligation to provide services related to the discovery programs, and Novartis’ right to substitute programs is limited to the five-year period from the date of the Novartis agreement.

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

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis. The Company delivered a discovery program to Novartis in 2017 and recognized $20.05 million of revenue in the period of delivery.   In the third quarter of 2018, the Company delivered a second discovery program to Novartis and is recognizing an additional $20.04 million of revenue.

Under ASC 606 the entire amount of revenue allocated to the Fc licenses is being recognized at inception of the Novartis Agreement, the second quarter of 2016.

During the year ended December 31, 2018, 2017 and 2016, the Company recognized $20.0 million, $20.1 million and $69.9 million of revenue respectively. As of December 31, 2018 there is a receivable of $2.1 million and $40.1 million in deferred revenue related to the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3, (the CD38 Program). The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45 million upfront payment from Amgen and is eligible to receive up to $600 million in future development, regulatory and sales milestones in total for programs in development and is eligible to receive royalties on any global net sales of products.

Pursuant to the Amgen Agreement, the Company applied its bispecific technology to five Discovery Programs antibody molecules provided by Amgen that bind Discovery Program targets and returned the bispecific product candidates to Amgen for further testing, development and commercialization. The initial research term was three years from the date of the Amgen Agreement, but Amgen, at its option, may request an extension of one year. In May 2018, Amgen notified the Company that it was electing to extend the term of the research term for one year. Pursuant to the Amgen Agreement, Amgen and the Company will agree upon a detailed plan for services to be provided by the Company during the extended research term. The Company will receive research funding for the additional services provided during the extended research term.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

The Company evaluated the Amgen Agreement under ASC 606 and determined that it is a customer and that delivery of the CD38 Program and each of the five Discovery Programs represent the performance obligations under the contract.

The Company determined the transaction price at inception is the $45 million upfront payment to be allocated to the performance obligations. The Amgen Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. In the fourth quarter of 2017, the Company received a $10 million development milestone related to the CD38 program, now AMG424, and this payment was included in the transaction price as uncertainty associated with it has been resolved. In the fourth quarter of 2018, the Company received a $0.5 million preclinical milestone related to one of the discovery programs. No other development, regulatory or sales milestones or royalties were included in the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In allocating the transaction price determined at inception, the Company determined that ASC 606 provides the use of a standalone selling price for the transaction.

The transaction price of $55.5 million was allocated to the performance obligations as follows:

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

The Company completed performance obligations for the five discovery programs in 2016 when all five of the Discovery Programs were delivered to Amgen. Pursuant to ASC 606 the Company recognized $31.25 million of revenue for delivery of the five discovery programs in 2016. In the fourth quarter of 2018, a $0.5 million milestone payment was received in connection with a preclinical development of a discovery program.

In the third quarter of 2018, the Company and Amgen agreed upon additional scope of work to be performed by the Company; the work has been completed in 2018.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.6 million, $10.0 million and $31.2 million in revenue, respectively, under this arrangement. As of December 31, 2018 there was no deferred revenue related to the arrangement.

Novo Nordisk A/S

In December 2014, the Company entered into a Collaboration and License Agreement with Novo Nordisk A/S (Novo). Under the terms of the agreement, the Company granted Novo a research license to use certain Company technologies during a two-year research term. The Company received an upfront payment of $2.5 million and research funding of $1.6 million per year over the research term. This agreement was terminated by Novo in 2016.

There was no revenue recognized for the year ended December 31, 2018 and 2017. For the year ended in December 31, 2016, the total revenue recognized under this agreement was $2.7 million. As of December 31, 2018 the Company has no deferred revenue related to the agreement.

MorphoSys Ag

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys), which was subsequently amended in March 2012. The agreement provided us an upfront payment of $13 million in exchange for an exclusive worldwide license to the Company’s patents and know‑how to research, develop and commercialize our XmAb5574 product candidate (subsequently renamed MOR208) with the right to sublicense under certain conditions. Under the agreement, the Company agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

In June 2017, MorphoSys initiated a Phase III clinical trial under the arrangement for which the Company received a milestone payment of $12.5 million. The Company recognized the payment as revenue in the period that the milestone event occurred.

The Company recognized $12.5 million of revenue for the year end December 31, 2017. There were no revenues recognized under this arrangement for the years ended December 31, 2018 and 2016. As of December 31, 2018, the Company has no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five‑year research term under the agreement, up to completion of the first multi‑dose human clinical trial for each target compound.

Under the agreement, the Company received an upfront payment of $3.0 million and also an annual maintenance fee of $0.5 million during the research term of the agreement. In addition, the Company is eligible to receive contractual milestones for certain development, regulatory and commercial achievements. If licensed products are successfully commercialized, the Company is also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑ country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

In December 2016, Alexion achieved a Phase 3 clinical development milestone for ALXN1210.

In the third quarter of 2018, Alexion completed certain regulatory submission filings for ALXN1210 and the Company received $9 million in milestone payments. In the fourth quarter of 2018, Alexion completed certain regulatory submission filings for ALXN 1210 and also received FDA marketing approval for ALXN 1210, now Ultomiris, and the Company received $11 million in milestone payments.

The Company determined Alexion to be a customer and the license of the Company’s Xtend intellectual property is functional intellectual property, distinct and is the only performance obligation under the agreement. The upfront fee, the net present value of the annual maintenance fees, the option exercise fee and milestone payments of $36.5 million already received represent the total transaction price at inception. The option exercise fee does not provide a discount on future services and does not grant a material right. Under ASC 606 the upfront payment and the present value of the annual licensing fees are recognized at inception of the agreement when Alexion was provided access to the technology.

The total revenue recognized under this arrangement was $20.0 million and $5.0 million for the years ended December 31, 2018 and 2016, respectively. There was no revenue recognized for the year ended December 31, 2017. As of December 31, 2018 there is no deferred revenue related to this agreement.

Boehringer Ingelheim International GmbH

In 2007 the Company entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, the Company provided BI with a three‑year research license to one of the Company’s technologies and commercial options. BI elected to exercise two commercial licenses from compounds identified during the research term and one compound is currently in clinical development. No revenue related to this arrangement was recognized in 2018, 2017 or 2016. There is no deferred revenue related to this agreement at December 31, 2018.

CSL Limited

In February 2009, the Company entered into a research license and commercialization agreement with CSL Limited (CSL). Under the agreement, the Company provided CSL with a research license to our Fc Cytotoxic technology and options to non-exclusive commercial licenses. CSL elected to exercise one commercial license for a compound, CSL362.

In 2013 CSL sublicensed CSL362 (now called talacotuzumab) to Janssen Biotech Inc. (Janssen Biotech). In March 2017, CSL, through its sub-licensee, Janssen Biotech, initiated a Phase 3 clinical trial for CSL362 and the Company received a milestone payment of $3.5 million.

There was no revenue recognized for the years ended December 31, 2018 and 2016. Total revenue recognized for the year ended December 31, 2017 was $3.5 million.  As of December 31, 2018, there is no deferred revenue related to this agreement.

Merck Sharp & Dohme Corp.

In July 2013, the Company entered into a License Agreement with Merck Sharp & Dohme Corp (Merck). Under the terms of the agreement, the Company provided Merck with a non‑exclusive commercial license to certain patent rights to our Fc domains to apply to one of their compounds. The agreement provided for an upfront payment of $1.0 million and annual maintenance fees totaling $0.5 million.

In February 2018, Merck provided notice that it is terminating the agreement. The Company did not recognize any revenue for each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, there is no deferred revenue related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement with INmune Bio, Inc. (INmune). Under the terms of the agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPRO1595. Under the agreement the Company received an upfront payment of $100,000, a 19% fully-diluted equity interest in INmune and an option to acquire additional shares of INmune. The Company is eligible to receive a percentage of sublicensing revenue received for XPRO1595 and also royalties in the mid-single digit percent on the sale of approved products.

The equity interest in INmune constituted 1,585,000 shares of common stock and the option is to purchase an additional 10% of the fully diluted interest in INmune for $10 million.

In 2018, INmune filed a registration statement on a Form S-1 with the Securities and Exchange Commission (SEC) which was declared effective by the SEC as of December 19, 2018.

Under ASC 606, the Company determined that the performance obligation under the agreement was the license to XPRO1595 and performance occurred at the effective date of the agreement. The total consideration under the agreement was determined to be $100,000 as the equity interest and the option had an insignificant fair value. The Company recognized $100,000 as revenue related to the agreement for the year ended December 31, 2017, and did not recognize any revenue related to the agreement for the year ended December 31, 2018. There is no deferred revenue as of December 31, 2018 related to this agreement.

Revenue earned

The $40.6 million, $46.2 million and $109.0 million of revenue recorded for the years ended December 31, 2018, 2017 and 2016, respectively, was earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
Amgen	$0.6	$10.0	$31.2
Alexion	20.0	—	5.0
CSL	—	3.5	—
MorphoSys	—	12.5	—
Novo Nordisk	—	—	2.7
Novartis	20.0	20.1	69.9
Other	—	0.1	0.2
Total	$40.6	$46.2	$109.0

The below table summarizes the disaggregation of revenue recorded for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended
	December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
Research collaboration	$20.1	$20.1	$34.2
Milestone	20.5	26.0	5.0
Licensing	—	0.1	69.8
Total	$40.6	$46.2	$109.0

A portion of our revenue is earned from collaboration partners outside the United States. Non‑U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and Non‑U.S. sources for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	Year Ended
	December 31,
	2018	2017	2016
		(As Revised)	(As Revised)
U.S. Revenue	$40.6	$30.2	$106.3
Non-U.S. Revenue	—	16.0	2.7
Total	$40.6	$46.2	$109.0

Remaining Performance Obligations and Deferred Revenue

Our only remaining performance obligations are the Global Discovery Programs under the Novartis Agreement. As of December 31, 2018 and 2017, we have deferred revenue of $40.1 million and $60.1 million, respectively. We classified the deferred revenue as current liabilities as our obligations to perform services are due on demand when requested by Novartis under the Agreement.

10. 401(k) Plan

We have a 401(k) plan covering all full‑time employees. Employees may make pre‑tax contributions up to the maximum allowable by the Internal Revenue Code. Effective January 1, 2018, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 5% of participating employees’ contribution, for a maximum of 3.5% employer contribution. Participants are immediately vested in their employee contributions; employer contributions are vested over a three-year period with one-third for each year of a participating employee’s service. Employer contributions made for the year ended December 31, 2018 was $0.5 million. No employer contributions were made for the years ended December 31, 2017 and 2016.

11. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2018 and 2017. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$—	$—	$29,039	$11,564
Income (loss) from operations	(30,649)	(28,290)	651	(21,082)
Net income (loss)	(29,493)	(25,869)	3,150	(18,197)
Basic net income (loss) per common share	(0.62)	(0.46)	0.06	(0.32)
Diluted net income (loss) per common share	(0.62)	(0.46)	0.05	(0.32)

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(As Revised)	(As Revised)	(As Revised)	(As Revised)
Total revenue	$3,500	$12,500	$—	$30,150
Income (loss) from operations	(16,359)	(8,510)	(23,580)	5,326
Net income (loss)	(15,475)	(7,725)	(22,652)	7,366
Basic net income (loss) per common share	(0.33)	(0.17)	(0.48)	0.16
Diluted net income (loss) per common share	(0.33)	(0.17)	(0.48)	0.15

12. Prior-Period Financial Statements

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

Balance Sheet

	As Reported December 31,	Effect of Adoption of	As Revised December 31,
	2017	ASC 606	2017

Assets
Current assets
Cash and cash equivalents	$16,528	$—	$16,528
Marketable securities	207,603	—	207,603
Accounts receivable	1,142	—	1,142
Prepaid expenses and other current assets	5,606	—	5,606
Total current assets	230,879	—	230,879
Property and equipment, net	7,088	—	7,088
Patents, licenses, and other intangible assets, net	11,148	—	11,148
Marketable securities - long term	139,198	—	139,198
Income tax receivable	1,524	—	1,524
Loan receivable	—	86	86
Interest receivable	—	14	14
Other assets	265	—	265
Total assets	$390,102	$100	$390,202
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,869	$—	$6,869
Accrued expenses	5,480	—	5,480
Current portion of deferred rent	26	—	26
Current portion of deferred revenue	88,813	(28,695)	60,118
Income taxes	157	—	157
Total current liabilities	101,345	(28,695)	72,650
Deferred rent, less current portion	1,088	—	1,088
Deferred revenue, less current portion	5,623	(5,623)	—
Total liabilities	108,056	(34,318)	73,738
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2017	—	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at December 31, 2017; 47,002,488 issued and outstanding at December 31, 2017	470	—	470
Additional paid-in capital	570,670	—	570,670
Accumulated other comprehensive income loss	(1,808)	—	(1,808)
Accumulated deficit	(287,286)	34,418	(252,868)
Stockholders’ equity	282,046	34,418	316,464
Total liabilities and stockholders’ equity	$390,102	$100	$390,202

Statement of Operation

	As Reported		As Revised
	Year Ended	Effect of	Year Ended
	December 31,	Adoption of	December 31,
	2017	ASC 606	2017

Revenue
Collaborations, licenses and milestones	$35,711	$10,439	$46,150
Operating expenses
Research and development	71,772	—	71,772
General and administrative	17,501	—	17,501
Total operating expenses	89,273	—	89,273
Loss from operations	(53,562)	10,439	(43,123)
Other income (expenses)
Interest income	4,194	—	4,194
Interest expense	(13)	—	(13)
Other income	(7)	—	(7)
Total other income, net	4,174	—	4,174

Loss before income tax benefit	(49,388)	10,439	(38,949)
Income tax benefit	(463)	—	(463)
Net loss	(48,925)	10,439	(38,486)

Other comprehensive loss
Net unrealized loss on marketable securities	(367)	—	(367)
Comprehensive loss	$(49,292)	$10,439	$(38,853)

Basic and diluted net loss per common share	$(1.05)	$0.23	$(0.82)

	As Reported		As Revised
	Year Ended	Effect of	Year Ended
	December 31,	Adoption of	December 31,
	2016	ASC 606	2016

Revenue
Collaborations, licenses and milestones	$87,520	$21,500	$109,020
Operating expenses
Research and development	51,872	—	51,872
General and administrative	13,108	—	13,108
Total operating expenses	64,980	—	64,980
Income from operations	22,540	21,500	44,040
Other income (expenses)
Interest income	2,091	—	2,091
Interest expense	(21)	—	(21)
Other income	6	—	6
Total other income, net	2,076	—	2,076

Income before income tax expense	24,616	21,500	46,116
Income tax expense	991	—	991
Net income	23,625	21,500	45,125

Other comprehensive loss
Net unrealized loss on marketable securities	(925)	—	(925)
Comprehensive income	$22,700	$21,500	$44,200

Basic net income per common share	$0.57	$0.52	$1.09
Diluted net income per common share	$0.56	$0.51	$1.07

Statement of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016 as originally reported	46,567,978	$466	$552,889	$(1,441)	$(237,960)	$313,954
Adoption of ASU 2016-09	—	—	401	—	(401)	—
Adoption of ASC 606	—	—	—	—	23,979	23,979
Balance, December 31, 2016 as revised	46,567,978	466	553,290	(1,441)	(214,382)	337,933
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(48,925)	(49,292)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	$470	$570,670	$(1,808)	$(263,307)	$306,025
Adoption of ASC topic 606	—	—	—	—	10,439	10,439
Balance, December 31, 2017 as revised	47,002,488	$470	$570,670	$(1,808)	$(252,868)	$316,464

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2015 as originally reported	40,551,039	$405	$424,128	$(516)	$(261,585)	$162,432
Adoption of ASC Topic 606	—	—	—	—	2,479	2,479
Balance, December 31, 2015 as revised	40,551,039	405	424,128	(516)	(259,106)	164,911
Sale of common stock, net of issuance cost	5,272,750	53	119,216	—	—	119,269
Issuance of common stock upon exercise of stock awards	699,066	7	1,153	—	—	1,160
Issuance of common stock under the Employee Stock Purchase Plan	45,123	1	544	—	—	545
Comprehensive income (loss)	—	—	—	(925)	23,625	22,700
Stock-based compensation	—	—	7,848	—	—	7,848
Balance, December 31, 2016	46,567,978	466	552,889	(1,441)	(235,481)	316,433
Adoption of ASC Topic 606	—	—	—	—	21,500	21,500
Balance, December 31, 2016 as revised	46,567,978	$466	$552,889	$(1,441)	$(213,981)	$337,933

Statement of Cash Flows

	As Reported		As Revised
	Year Ended	Effect of	Year Ended
	December 31,	Adoption of	December 31,
	2017	ASC 606	2017
Cash flows from operating activities
Net loss	$(48,925)	$10,439	$(38,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,030	—	2,030
Amortization of premium on marketable securities	2,845	—	2,845
Stock-based compensation	13,651	—	13,651
Abandonment of capitalized intangible assets	396	—	396
Loss on disposal of assets	83	—	83
Changes in operating assets and liabilities:
Accounts receivable	7,474	—	7,474
Interest receivable	(293)	(14)	(307)
Prepaid expenses and other assets	(2,705)	—	(2,705)
Income tax receivable	(1,524)	—	(1,524)
Other assets	(161)	—	(161)
Accounts payable	2,989	—	2,989
Accrued expenses	(1,212)	—	(1,212)
Deferred rent	589	—	589
Income tax payable	91	—	91
Deferred revenue	(9,011)	(10,339)	(19,350)
Net cash used in operating activities	(33,683)	86	(33,597)
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	115,757	—	115,757
Purchase of marketable securities	(76,529)	—	(76,529)
Purchase of intangible assets	(1,967)	—	(1,967)
Purchase of property and equipment	(5,311)	—	(5,311)
Issuance of loan	—	(86)	(86)
Net cash provided by (used in) investing activities	31,950	(86)	31,864
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	2,797	—	2,797
Proceeds from issuance of common stock from Employee Stock Purchase Plan	936	—	936
Net cash provided by financing activities	3,733	—	3,733
Net increase in cash and cash equivalents	2,000	—	2,000
Cash and cash equivalents, beginning of period	14,528	—	14,528
Cash and cash equivalents, end of period	$16,528	$—	$16,528

	As Reported		As Revised
	Year Ended	Effect of	Year Ended
	December 31,	Adoption of	December 31,
	2016	ASC 606	2016
Cash flows from operating activities
Net income	$23,625	$21,500	$45,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,466	—	1,466
Amortization of premium on marketable securities	2,037	—	2,037
Stock-based compensation	7,848	—	7,848
Abandonment of capitalized intangible assets	356	—	356
Gain on sale of marketable securities available for sale	(5)	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(8,572)	—	(8,572)
Interest receivable	(530)	(79)	(609)
Prepaid expenses and other assets	(1,700)	—	(1,700)
Other assets	(40)	—	(40)
Accounts payable	(2,520)	—	(2,520)
Accrued expenses	3,058	—	3,058
Deferred rent	(89)	—	(89)
Deferred tax liability	65	—	65
Deferred revenue	69,618	(20,800)	48,818
Net cash provided by operating activities	94,617	621	95,238
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	105,505	—	105,505
Purchase of marketable securities	(316,149)	—	(316,149)
Purchase of intangible assets	(1,502)	—	(1,502)
Purchase of property and equipment	(1,507)	—	(1,507)
Proceeds from repayment of (investment in) loan receivable	—	(621)	(621)
Net cash used in investing activities	(213,653)	(621)	(214,274)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,160	—	1,160
Proceeds from issuance of common stock from Employee Stock Purchase Plan	545	—	545
Proceeds from issuance of common stock	126,546	—	126,546
Common stock issuance costs	(7,277)	—	(7,277)
Net cash provided by financing activities	120,974	—	120,974
Net increase in cash and cash equivalents	1,938	—	1,938
Cash and cash equivalents, beginning of period	12,590	—	12,590
Cash and cash equivalents, end of period	$14,528	$—	$14,528

13. Subsequent Event

Genentech Agreement

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffmann La-Roche Ltd. (collectively, Genentech) for the development and commercialization of novel IL-15 Collaboration Products, including XmAb24306, an IL-15/IL15Rα cytokine complex engineered with the Company’s bispecific Fc and Xtend technologies. The Company’s IL-15 bispecific cytokine platform provides a more druggable version of IL-15 with potentially superior tolerability, slower receptor-mediated clearance and a prolonged half-life, and is intended for development with a wide-range of combination agents due to its proposed mechanism of activating tumor-killing immune cells.

Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb24306 and other Collaboration Products, including any new IL-15 programs identified during the joint research collaboration. The Company will receive a non-refundable upfront payment of $120 million after the Genentech Agreement becomes effective and is eligible to receive up to an aggregate of $160 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials. The Company is eligible to receive a 45% share of net profits for sales of XmAb24306 and other Collaboration Products, while also sharing in the net losses at the same percentage rate. The parties will also jointly share development and commercialization costs at the same percentage rate, while Genentech will bear launch costs entirely. The profit/cost share is subject to ratchet at the Company’s discretion and convertible to a royalty under certain circumstances. The Company and Genentech will also conduct joint research activities for a two-year period to discover additional IL-15 candidates developed from the Company’s cytokine and bispecific Fc technologies. The Company will receive a $20 million development milestone for each new Collaboration Product that is identified from the research efforts and advances into a Phase 1 clinical trial.

The Genentech Agreement is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and closing is expected to occur in the first quarter of 2019.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation in Internal Control over Financial Reporting

RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2018 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included in Item 8 of this Annual Report on From 10-K.

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

The other information required by this item and not set forth below will be set forth in our 2019 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Audit Committee

The information required by this item will be set forth in the Proxy Statement and incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

10.3*

Xencor, Inc. 2013 Equity Incentive Plan and Form of Stock Option Agreement and Form of Stock Option Grant Notice thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.4*

Xencor, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.5*	Xencor, Inc. Amended and Restated Non‑Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 5, 2018).

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

10.22	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.23

Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc.(incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on February 20, 2015)

10.24

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.25†

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2015).

10.26*	Employment Agreement dated December 16, 2015 by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed with the SEC on March 8, 2016).

10.27*	Severance Agreement, dated May 26, 2016 by and between the Company and Bassil Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.28*	Severance Agreement, dated May 26, 2016 by and between the Company and John Kuch (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.29*	Severance Agreement, dated May 26, 2016 by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.30*	Severance Agreement, dated May 26, 2016 by and between the Company and Lloyd Rowland (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.31†

Collaboration and License Agreement, dated June 26, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.32

Equity Distribution Agreement, dated September 19, 2016, by and between the Company and Piper Jaffray & Co. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on September 19, 2016).

10.33†

Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 2, 2016).

10.34

Office Lease, dated June 21, 2017, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 26, 2017).

10.35

Second Amendment to Lease, dated July 5, 2017, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 10, 2017).

10.36

Transition and Separation Agreement, executed July 31, 2018, by and between the Company and Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 7, 2018).

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

Xencor, Inc.

Date: February 25, 2019	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 25, 2019
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Vice President, Finance (Principal Financial and Accounting Officer)	February 25, 2019
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 25, 2019
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 25, 2019
Kurt Gustafson

/s/ YUJIRO S. HATA	Director	February 25, 2019
Yujiro S. Hata

/s/ KEVIN C. GORMAN, PH.D.	Director	February 25, 2019
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 25, 2019
Richard Ranieri

/s/ ELLEN G. FEIGAL	Director	February 25, 2019
Ellen G. Feigal