Form 10-Q
period 2019-03-31
Xencor Inc
filed 2019-05-09
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2019
Common stock, $0.01 par value	56,353,287

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	XNCR	NASDAQ

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended March 31, 2019

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,858	$26,246
Marketable securities	318,498	268,115
Accounts receivable	137,676	10,187
Income tax receivable	1,206	804
Prepaid expenses and other current assets	9,433	10,375
Total current assets	488,671	315,727
Property and equipment, net	11,456	11,813
Patents, licenses, and other intangible assets, net	12,737	11,969
Marketable securities - long term	172,472	236,108
Income tax receivable	402	804
Other assets	11,265	311
Total assets	$697,003	$576,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,485	$3,797
Accrued expenses	5,705	9,662
Deferred rent	—	315
Lease liabilities	1,987	—
Deferred revenue	59,244	40,079
Income tax liability	900	—
Total current liabilities	73,321	53,853
Deferred rent, net of current portion	—	1,198
Lease liabilities, net of current portion	10,221	—
Deferred revenue, net of current portion	3,896	—
Total liabilities	87,438	55,051
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2019 and December 31, 2018; 56,349,389 issued and outstanding at March 31, 2019 and 56,279,542 issued and outstanding at December 31, 2018	564	563
Additional paid-in capital	851,888	845,366
Accumulated other comprehensive income (loss)	345	(971)
Accumulated deficit	(243,232)	(323,277)
Total stockholders’ equity	609,565	521,681
Total liabilities and stockholders’ equity	$697,003	$576,732

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018

Revenue
Collaborations and licenses	$111,939	$—
Operating expenses
Research and development	28,183	26,087
General and administrative	5,512	4,562
Total operating expenses	33,695	30,649
Income (loss) from operations	78,244	(30,649)
Other income (expenses)
Interest income, net	2,886	1,154
Other income (expense)	(185)	2
Total other income, net	2,701	1,156

Net income (loss) before income taxes	80,945	(29,493)
Income tax expense	900	—
Net income (loss)	80,045	(29,493)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	1,316	(393)
Comprehensive income (loss)	$81,361	$(29,886)

Basic net income (loss) per common share	$1.42	$(0.62)
Diluted net income (loss) per common share	$1.38	$(0.62)

Basic weighted average common shares outstanding	56,302,967	47,753,922

Diluted weighted average common shares outstanding	58,009,878	47,753,922

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	58,536	1	666	—	—	667
Issuance of restricted stock units	11,311	—	—	—	—	—
Comprehensive loss	—	—	—	1,316	80,045	81,361
Stock-based compensation	—	—	5,856	—		5,856
Balance, March 31, 2019 (unaudited)	56,349,389	$564	$851,888	$345	$(243,232)	$609,565

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(287,286)	282,046
Adoption of ASC 606	—	—	—	—	34,418	34,418
Balance December 31, 2017 as revised	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,421	—	—	245,505
Issuance of common stock upon exercise of stock awards	219,387	2	1,108	—	—	1,110
Comprehensive loss	—	—	—	(393)	(29,493)	(29,886)
Stock-based compensation	—	—	4,471	—	—	4,471
Balance, March 31, 2018 (unaudited)	55,616,875	$556	$821,670	$(2,201)	$(282,361)	$537,664

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$80,045	$(29,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	730
Amortization of premium and accretion of discount on marketable securities	(601)	480
Stock-based compensation	5,856	4,471
Abandonment of capitalized intangible assets	58	5
Changes in operating assets and liabilities:
Accounts receivable	(127,489)	44
Interest receivable	31	(309)
Prepaid expenses and other assets	942	(1,043)
Accounts payable	1,689	1,654
Accrued expenses	(3,957)	(869)
Income taxes	900	(157)
Deferred rent	(1,513)	242
Lease liabilities and ROU assets	1,254	—
Deferred revenue	23,061	—
Net cash used in operating activities	(18,728)	(24,245)
Cash flows from investing activities
Purchase of marketable securities	(49,856)	(31,697)
Purchase of intangible assets	(1,051)	(389)
Purchase of property and equipment	(415)	(2,346)
Proceeds from maturities of marketable securities	64,995	47,020
Repayment of loan	—	86
Net cash provided by investing activities	13,673	12,674
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	667	1,110
Proceeds from issuance of common stock	—	260,245
Common stock issuance costs	—	(14,740)
Net cash provided by financing activities	667	246,615
Net increase (decrease) in cash and cash equivalents	(4,388)	235,044
Cash and cash equivalents, beginning of period	26,246	16,528
Cash and cash equivalents, end of period	$21,858	$251,572

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4	$3
Income taxes	$—	$170
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities, net of tax	$1,316	$(393)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2019

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements for Xencor, Inc. (the Company, Xencor, we or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See “Recent Accounting Pronouncements – Pronouncements Adopted in 2019.” The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. The preparation of interim financial statements requires the use of management’s estimates and assumptions that affect reported amounts of assets and liabilities at the date of the interim financial statements and the reported revenues and expenditures during the reported periods. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 26, 2019.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, intangible assets and related amortization. Significant estimates in these interim financial statements include estimates made for accrued research and development expenses, stock-based compensation expenses, intangible assets and related amortization, estimated standalone selling price of performance obligations, and recoverability of deferred tax assets.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three-months ended March 31, 2019 and 2018.

The Company capitalizes certain in-process intangible assets that are abandoned when they are no longer pursued. There was no material abandonment of in-process intangible assets during the three-month periods ended March 31, 2019 or 2018.

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Accrued interest on marketable debt securities is included in marketable securities. If a decline in the value of a marketable debt security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

Recent Accounting Pronouncements

Pronouncements Adopted in 2019

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (ASC 842), Leases, which requires lessees to recognize a right-of-use (ROU) asset and a lease liability for leases with terms greater than 12 months and also requires disclosures about the amount, timing and uncertainty of cash flows arising from such leases. The Company adopted ASC 842 using the optional transition method provided under ASU 2018-11, which did not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Under this method, the Company adjusted its financial statements for the cumulative effect of the adoption of ASC 842 at the beginning of January 1, 2019.

At inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances. For leases with a term of one year or longer where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The interest rate implicit with such leases is typically not readily determined. The Company has determined the appropriate incremental borrowing rate by reference to an estimate of the current market borrowing rate for a collateralized asset over a similar term as the lease term.

The new standard will impact our reporting of the leases to our facilities in Monrovia and San Diego. Under ASC 842, tenant allowances under operating leases are no longer tracked separately as a deferred rent liability; instead, it will be integrated as part of the ROU asset. As a result, we are required to record an adjustment of the cumulative effect to the beginning balance for deferred rent liability and adopt the use of ROU asset and lease liability. We recorded lease liabilities of $12.7 million and ROU assets of $11.4 million for lease agreements in effect as of January 1, 2019. The ROU asset is included in Other assets on the balance sheet as of March 31, 2019. This resulted in an increase to the beginning balance on both assets and liabilities after the adjustment of $11.2 million, with no impact on our retained earnings.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. The standard requires a modified retrospective transition approach, with a cumulative adjustment to retained earnings as of adoption date, for all liability-classified awards that have not been settled as of the adoption date and equity-classified nonemployee awards for which a measurement date has not been established.  The adoption of this standard did not have any impact on the Company’s financial statements.

 There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2018 Annual Report on Form 10-K.

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

The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosure about fair value measurements. The ASC 820 hierarchy ranks the quality of reliable inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2019			December 31, 2018
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$15,625	$15,625	$—	$18,270	$18,270	$—
Corporate Securities	105,621	—	105,621	104,967	—	104,967
Government Securities	385,349	—	385,349	399,256	—	399,256
	$506,595	$15,625	$490,970	$522,493	$18,270	$504,223

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute basic net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, employee stock purchase plan (ESPP), and restricted stock units (RSUs). Potentially dilutive securities consisting of stock issuable under options, ESPP, and RSUs are not included in the per common share calculation in periods where there is a net loss where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$80,045	$(29,493)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	56,302,967	47,753,922
Weighted-average common shares outstanding used in computing diluted net income (loss)	58,009,878	47,753,922
Basic net income (loss) per common share	$1.42	$(0.62)
Diluted net income (loss) per common share	$1.38	$(0.62)

For the three months ended March 31, 2019, potentially dilutive securities consisting of stock options and RSUs were included in the diluted net income per common share calculation. For the three months ended March 31, 2018, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive.

The table below summarizes the number of common stock equivalents that were excluded in the calculation of the weighted-average common shares outstanding used in computing diluted net income (loss) because the inclusion of such shares would have had an antidilutive effect as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Options to purchase common stock and RSU grants	—	1,573

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2019 and 2018, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and 2018.

5. Marketable Securities

The Company’s marketable debt securities held as of March 31, 2019 and December 31, 2018 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2019	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$15,625	$—	$—	$15,625
Corporate Securities	105,623	69	(71)	105,621
Government Securities	384,993	590	(234)	385,349
	$506,241	$659	$(305)	$506,595

Reported as
Cash and cash equivalents				$15,625
Marketable securities				490,970
Total investments				$506,595

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$18,270	$—	$—	$18,270
Corporate Securities	105,311	1	(345)	104,967
Government Securities	399,873	187	(804)	399,256
	$523,454	$188	$(1,149)	$522,493

Reported as
Cash and cash equivalents				$18,270
Marketable securities				504,223
Total investments				$522,493

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
March 31, 2019	Cost	Fair Value
(in thousands)
Mature in one year or less	$318,685	$318,498
Mature within two years	171,931	172,472
	$490,616	$490,970

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2019 and December 31, 2018 are as follows:

	Less than 12 months		12 months or greater
March 31, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$93,071	$(54)	$12,550	$-
Government Securities	225,427	(132)	159,922	-
	$318,498	$(186)	$172,472	$-

	Less than 12 months		12 months or greater
December 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$84,770	$(310)	$20,198	$(34)
Government Securities	183,345	(667)	215,910	-
	$268,115	$(977)	$236,108	$(34)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. Therefore, the Company did not consider these securities to be other-than-temporarily impaired as of March 31, 2019 or December 31, 2018.

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

As of March 31, 2019, the total number of shares of common stock available for issuance under the 2013 Plan is 10,479,256 which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our board on January 1, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,251,181 shares. As of March 31, 2019, a total of 8,093,734 options have been issued under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP in 2019. As of March 31, 2019, we have issued a total of 349,716 shares of common stock under the ESPP.

During the three months ended March 31, 2019, the Company awarded 28,566 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards is in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of March 31, 2019, we have granted a total of 62,499 shares of common stock for RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
General and administrative	$1,854	$1,617
Research and development	4,002	2,854
	$5,856	$4,471

	Three Months Ended
	March 31,
	2019	2018
Stock options	$5,525	$4,276
ESPP	217	163
Restricted stock units	114	32
	$5,856	$4,471

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2018	5,966,928	$19.71	7.51
Options granted	1,342,447	$36.25
Options forfeited	(51,825)	$26.28
Options exercised	(58,536)	$11.39
Balances at March 31, 2019	7,199,014	$22.81	7.73	$69,227
Exercisable	3,585,921	$16.40	6.47	$52,835

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $31.06 per share as of March 31, 2019.

Weighted average fair value of options granted during the three-month periods ended March 31, 2019 and 2018 were $21.20 and $16.12 per share, respectively. There were 1,393,650 options granted during the three-month period ended March 31, 2018. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2019 and 2018:

	Options
	Three Months Ended
	March 31,
	2019	2018
Expected term (years)	6.1	6.1
Expected volatility	61.3%	73.1%
Risk-free interest rate	2.53%	2.50%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2019	2018
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	57.0-71.4%	71.4%
Risk-free interest rate	1.47-2.70%	1.47-1.80%
Expected dividend yield	—%	—%

As of March 31, 2019, the unamortized compensation expense related to unvested stock options was $64.7 million. The remaining unamortized compensation expense will be recognized over the next 3.1 years. As of March 31, 2019, the unamortized compensation expense under our ESPP was $0.2 million. The remaining unamortized expense will be recognized over the next 0.7 years.

The following table summarizes the restricted stock unit activity for the three-month period ended March 31, 2019:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2018	33,933	$27.64
Granted	28,566	36.31
Vested	(11,311)	27.64
Forfeited	(2,502)	27.64
Unvested at March 31, 2019	48,686	$32.73

As of March 31, 2019, the unamortized compensation expense related to unvested restricted stock units was $1.5 million. The remaining unamortized expense will be recognized over the next 2.5 years.

8. Leases

The Company leases office and laboratory space in Monrovia, CA under a lease that continues through June 2020, with an option to renew for an additional five years. In July 2017, the Company entered into an amended lease agreement for additional space in the same building with a lease that continues through September 2022, also with an option to renew for an additional five years. The Company assesses that it is likely to exercise both options of the lease term extensions.

The Company also leases office space in San Diego, CA through July 2020 which includes an option to renew for an additional five years. The Company assesses that it is unlikely to exercise the option to extend this lease.

The Company leases additional office space in San Diego, CA through August 2022, with an option to extend for an additional five years. The Company assesses that it is unlikely to exercise the option to extend the lease term.

Our lease agreements do not contain any residual value guarantees or restrictive covenants. As of March 31, 2019, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at March 31, 2019 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2019	$1,851
2020	2,723
2021	2,608
2022	2,220
2023	1,351
2024	1,371
Thereafter	2,282
Total undiscounted lease payments	14,406
Less: Imputed interest	(2,198)
Present value of lease payments	$12,208

Lease liabilities - short-term	$1,987
Lease liabilities - long-term	10,221
Total lease liabilities	$12,208

Our operating lease cost and the cash payments for operating leases for the three months ended March 31, 2019  were $0.7 million. Rent expense for the three months ended March 31, 2018 was $0.6 million.

At March 31, 2019, the weighted-average remaining lease term for operating leases was 6.0 years, and the weighted average discount rate for operating leases is 5.5%.

9. Commitments and Contingencies

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

10. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three months ended March 31, 2019 and 2018.

Genentech

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb24306, the Company’s IL-15/IL-15Ra candidate. The Genentech Agreement became effective March 8, 2019.

Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb24306 and other Collaboration Products, including any new IL-15 programs identified during the joint research collaboration. Genentech and Xencor will jointly collaborate on worldwide development of XmAb24306 and other Collaboration Products with Genentech maintaining all worldwide commercialization rights, subject to Xencor having an option to co-promote in the United States. Xencor has the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents at its own cost, subject to certain requirements.

The term of the Genentech Agreement will continue on a program-by-program and country-by-country basis until there are no remaining payment obligations from Genentech to Xencor with respect to Collaboration Products. Genentech may terminate the Genentech Agreement in its entirety or on a Collaboration Product-by- Collaboration Product basis by providing prior written notice. Xencor may terminate the Agreement on a Collaboration Product-by-Collaboration Product basis if Genentech fails to spend a defined minimum amount on research, development or commercialization activities for that Collaboration Product. In the event of a termination of any individual Collaboration Product or the Genentech Agreement in its entirety, the relevant rights revert to Xencor.

The Company received a $120 million upfront payment and is eligible to receive up to an aggregate of $160 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials. The Company is also eligible to receive 45% share of net profits for sales of XmAb24306 and other Collaboration Products, while also sharing in net losses at the same percentage rate. The parties will jointly share in development and commercialization costs for all programs designated as a development program under the Genentech Agreement at the same percentage rate, while Genentech will bear launch costs entirely. The initial 45% profit-cost share percent is subject to ratchet down at the Company’s discretion and convertible to a royalty under certain circumstances.

Pursuant to the Genentech Agreement, XmAb24306 is designated as a development program and all costs incurred for developing XmAb24306 from the effective date of the Genentech Agreement are being shared with Genentech under the initial cost-sharing percentage.

Under the Genentech Agreement, the Company and Genentech will conduct joint research activities for a two-year period to identify and discover additional IL-15 candidates developed from the Company’s cytokine and bispecific technologies. The two-year research term may be extended an additional year if both parties agree. The Company and Genentech are each responsible for their own costs in conducting the research activities. The Company will receive a $20 million development milestone for each new Collaboration Product that is identified from the research efforts and advances into a Phase 1 clinical trial.

The Company evaluated the Genentech Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively ASC, 606) and also ASC 808, Collaborative Arrangements. Certain provisions of the Genentech Agreement including the cost-sharing of development programs are governed by ASC 808. We have determined that Genentech is a customer for purposes of the delivery of specific performance obligations under the Genentech Agreement and applied the provisions of ASC 606 to the transaction.

The Company evaluated the Genentech Agreement under ASC 606 and identified the following performance obligations under the Agreement: (i) the license of XmAb24306 and (ii) research services during a two-year period to identify up to potentially nine additional IL-15 candidates, each a separate research program and a separate performance obligation. The Company determined that the license and each of the potential research programs are separate performance obligations because they are capable of being distinct and are distinct in the context of the Genentech Agreement. The license to XmAb24306 has standalone functionality as Genentech has exclusive worldwide rights to the program, including the right to sublicense to third parties. Genentech has significant experience and capabilities in developing and commercializing drug candidates similar to XmAb24306, and Genentech is capable of performing these activities without the Company’s involvement. Upon the transfer of the license of XmAb24306, Genentech could develop and commercialize XmAb24306 without further assistance from the Company. The Company determined that the research services for each potential additional IL-15 candidate and research program were separate standalone performance obligations from the license as the Genentech Agreement provided an outline of an integrated research plan for the programs to be conducted by the two companies and the research activities are separate and distinct from the license to XmAb24306.

The Company determined the standalone selling price of the license to be $114.4 million using the adjusted market assessment approach considering similar collaboration and license agreements and transactions. The standalone selling price for the research activities for all nine of the potential IL-15 programs to be performed during the research term was determined to be $8.5 million using the expected cost approach which was derived from the Company’s experience and information from providing similar research activities to other parties.

The Company determined that the transaction price of the Genentech Agreement at inception was $120 million consisting of the upfront payment. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods.  The Company will re-assess the transaction price at each reporting period and when events whose outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to each of the separate performance obligation using the relative standalone selling price with $111.7 million allocated to the license to XmAb24306 and $8.3 million allocated to the research services.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. The license was transferred upon the effective date of the Genentech Agreement and when the Company subsequently transferred certain data related to the program to Genentech. The $8.3 million allocated to the research activities will be recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. $0.3 million of revenue related to the research activities was recognized in the period ended March 31, 2019.

We recorded a receivable of $120.0 million as of March 31, 2019 for the upfront payment which we had an unconditional right to receive and which was received in April 2019. For the three months ended March 31, 2019, we recognized $112.0 million of income from the Genentech Agreement and there is $8.0 million in deferred revenue as of March 31, 2019 which reflects our obligation to perform research services during the research term.

Astellas

Effective March 29, 2019, the Company entered into a Research and License Agreement (Astellas Agreement) with Astellas Pharma Inc. (Astellas) pursuant to which the Company and Astellas will conduct a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.

Pursuant to the Astellas Agreement, the Company will apply its bispecific Fc technology to an antigen pair provided by Astellas to generate bispecific antibody candidates and will return the bispecific candidates to Astellas for development and commercialization. The activities will be conducted under a research plan agreed to by both parties to the Agreement. Astellas will assume full responsibility for development and commercialization of the antibody candidate. Pursuant to the Agreement, the Company received an upfront payment of $15 million and is eligible to receive up to $240 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

We evaluated the Astellas Agreement under ASC 606 and identified a single performance obligation under the Agreement - delivery of bispecific antibodies to Astellas from activities outlined in the research plan. The Company determined that the license to the bispecific antibodies is not a separate performance obligation because it is not capable of being distinct, the license to the antibodies cannot be separated from the underlying antibodies.

Astellas will control and benefit from the antibodies that are delivered. The Agreement provides Astellas the right to sublicense the antibody to third parties and Astellas has significant experience and capabilities in developing and commercializing clinical candidates and is capable of performing these activities from the delivered antibodies without the Company’s involvement.

The Company determined the standalone selling price of the antibody deliverable to be the $15 million upfront payment using the market adjustment method as the Company has experience in providing similar services to other customers.

The Company determined that the transaction price of the Astellas Agreement at inception was $15 million consisting of the upfront payment. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods.  The Company will re-assess the transaction price at each reporting period and when events whose outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to the single performance obligation - delivery of bispecific antibodies to Astellas.

The Company will recognize the $15 million upfront payment as revenue when it satisfies its performance obligation and delivers antibody candidates to Astellas. No revenue was recognized under this arrangement for the period ended March 31, 2019. The Company recorded a receivable for the upfront payment of $15.0 million as of March 31, 2019 which we had an unconditional right to receive and which was received in April 2019. No revenue related to the arrangement was recognized in the period ended March 31, 2019 and there is $15.0 million in deferred revenue as of March 31, 2019 related to our obligation to deliver a bispecific antibody to Astellas.

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

Under the Novartis Agreement, the Company and Novartis are co-developing XmAb14045 worldwide and sharing development costs.

In December 2018, Novartis notified us that they were returning their rights to the XmAb13676 program. Pursuant to the terms of the Agreement, the rights to the XmAb13676 program will revert to us in June 2019 and Novartis’ obligation to fund its share of XmAb13676 development costs will continue through June 2020.

We completed delivery of a Global Discovery Program in 2017 and delivery of a second Global Discovery Program in 2018.

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis.

During each of the three months ended March 31, 2019 and 2018, there was no revenue recognized. As of March 31, 2019, there is a receivable of $2.0 million related to cost-sharing of development activities for the XmAb14045 and XmAb13676 programs and $40.1 million in deferred revenue related to our obligation to deliver two additional Global Discovery Programs to Novartis under the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3 (the CD38 Program). The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45 million upfront payment from Amgen and is eligible to receive up to $600 million in future development, regulatory and sales milestones in total for programs in development and is eligible to receive royalties on any global net sales of products.

Pursuant to the Amgen Agreement, the Company applied its bispecific technology to five Discovery Programs antibody molecules provided by Amgen that bind Discovery Program targets and returned the bispecific product candidates to Amgen for further testing, development and commercialization. The initial research term was three years from the date of the Amgen Agreement, but Amgen, at its option, could request an extension of one year. In May 2018, Amgen notified the Company that it was electing to extend the term of the research term for one year. Pursuant to the Amgen Agreement, Amgen and the Company agreed upon a detailed plan for services to be provided by the Company during the extended research term. The Company will receive research funding for the additional services provided during the extended research term.

Amgen assumed full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

During the three months ended March 31, 2019 and 2018, no revenue was recognized under this arrangement. As of March 31, 2019, there was no deferred revenue related to the arrangement.

MorphoSys Ag

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys) for a worldwide license to the Company’s patents and know‑how to research, develop and commercialize our drug candidate XmAb5574 (subsequently renamed MOR208) with the right to sublicense under certain conditions. Under the agreement, the Company agreed to collaborate with MorphoSys to develop and commercialize XmAb5574/MOR208. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

In June 2017, MorphoSys initiated a Phase III clinical trial under the arrangement for which the Company received a milestone payment of $12.5 million. The Company recognized the payment as revenue in the period that the milestone event occurred.

There were no revenues recognized under this arrangement for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company has no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five-year research term under the agreement. Alexion exercised its option to take a commercial license for our technology against a target that was developed as ALXN1210.

The Company is eligible to receive contractual milestones for certain regulatory and commercial achievements for ALXN1210 and is also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product‑by‑product and country‑by‑country basis until the expiration of the last‑to‑expire valid claim in a licensed patent covering the applicable product in such country.

In the third quarter of 2018, Alexion completed certain regulatory submission filings for ALXN1210, and the Company received $9.0 million in milestone payments. In the fourth quarter of 2018, Alexion completed certain regulatory submission filings for ALXN 1210 and received FDA marketing approval for ALXN 1210, now Ultomiris®, and the Company received $11.0 million in milestone payments.

There was no revenue recognized under this arrangement for the three months ended March 31, 2019 and 2018. As of March 31, 2019, there is no deferred revenue related to this agreement.

Boehringer Ingelheim International GmbH

In 2007 the Company entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, the Company provided BI with a three-year research license to one of the Company’s technologies and commercial options. BI elected to exercise two commercial licenses from the compounds identified during the research term and one compound is currently in clinical development. No revenue related to this arrangement was recognized in the three months ended March 31, 2019 and 2018. There is no deferred revenue related to this agreement at March 31, 2019.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement with INmune Bio, Inc. (INmune). Under the terms of the agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPRO1595. Under the agreement the Company received an upfront payment of $100,000, an equity interest in INmune and an option to acquire additional shares of INmune. The Company is eligible to receive a percentage of sublicensing revenue received for XPRO1595 and also royalties in the mid-single digit percent on the sale of approved products.

The equity interest in INmune constituted of 1,585,000 shares of common stock and the option is to purchase up to an additional 10% of the fully diluted outstanding share of INmune for $10 million. We have recorded our equity interest in INmune at cost pursuant to ASC 323. We did not record our share of the net loss from INmune during the three months ended March 31, 2019 or 2018, respectively, as the carrying value has been reduced to zero.

In 2018, INmune filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) which was declared effective by the SEC as of December 19, 2018.

The Company did not recognize any revenue related to the agreement for the three months ended March 31, 2019 and 2018. There is no deferred revenue as of March 31, 2019 related to this agreement.

Revenue earned

The $112.0 million of revenue recorded for the three months ended March 31, 2019 was earned principally from the Genentech Agreement, of which $111.7 was licensing revenue and $0.3 was revenue from research collaboration.

Remaining Performance Obligations and Deferred Revenue

Our remaining performance obligations are delivery of two Global Discovery Programs under the Novartis Agreement, the conduct of research activities pursuant to research plans under the Genentech Agreement, and delivery of bispecific antibodies under the Astellas Agreement. As of March 31, 2019 and 2018, we have deferred revenue of $63.1 million and $40.1 million, respectively. As of March 31, 2019, $59.2 million was classified as current liabilities as our obligations to perform services are due on demand when requested by Novartis and by Astellas under the Novartis Agreement and Astellas Agreements, respectively, and $3.9 million of the deferred revenue liability was classified as long-term for the portion of obligations to perform research services to Genentech after one year.

11. Income taxes

The provision for income taxes of $0.9 million for the three months ended March 31, 2019 represents the interim period tax allocation of the state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has a  federal income tax receivable of $1.6 million at March 31, 2019 related to refundable alternative minimum tax credits. As of March 31, 2019, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

The most recent expansion of our platform are the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies, and other protein structures, that bind two or more different targets simultaneously.

Our business strategy is based on the plug‑and‑play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.

Our many partnerships and licensing transactions provide us with multiple revenue streams that help fund development of our product candidates and usually require limited resources or efforts from us. In 2019, we entered into collaborations with Genentech and Astellas for which we received upfront payments of $120.0 million and $15.0 million, respectively. There are currently 13 antibody product candidates in clinical trials that have been engineered with XmAb technology. Another candidate has an Investigational New Drug application (IND) allowed by the U.S. Food and Drug Administration (FDA) we expect will begin a  Phase 1 trial in the second quarter of 2019, and additional programs are in the preclinical stages of development.

There are six clinical candidates being advanced by licensees and development partners.

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

•

XmAb14045 is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, a cytotoxic T-cell binding domain. It is being developed in collaboration with Novartis and is being evaluated in a Phase 1 study. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb14045 in patients with relapsed or refractory AML and other CD123-expressing hematologic malignancies. We presented initial data from the study in December 2018 at the American Society of Hematology (ASH) Annual Meeting. The data presented indicated multiple complete remissions had been achieved with weekly dosing of XmAb14045 in this heavily-pretreated patient population.

In April 2019, the FDA lifted the partial clinical hold that had been placed on the Phase 1 study of XmAb14045 in February 2019, when we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. The FDA’s decision to lift the hold followed discussion and agreement on amendments to the study protocol, including guidance on the monitoring and clinical management of cytokine release syndrome. We are working with investigational sites to resume enrollment based on the amended protocol.

•

XmAb13676 is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb13676 in patients with B-cell malignancies. This program was also partnered with Novartis pursuant to the Novartis Agreement. In December 2018, as part of a strategic realignment of their pipeline, Novartis notified us of its decision to return its rights to XmAb13676, which is effective June 21, 2019. Under the Novartis Agreement, Novartis will be responsible for funding its share of the development costs for the program through June 2020. We plan to continue to develop XmAb13676 as planned and expect to present initial data from the Phase 1 study in the second half of 2019.

•

XmAb18087 is a bispecific antibody that targets somatostatin receptor 2  (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST). In February 2018, we dosed the first patient in a Phase 1 study. XmAb18087 is our first CD3 bispecific to be evaluated in solid tumors. We expect to provide initial data from this study in the second half of 2019.

We are also advancing a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoint or co-stimulatory receptors. We are advancing three TME activator candidates in development: XmAb20717, XmAb22841, and XmAb23104:

•

XmAb20717 simultaneously targets PD-1 and CTLA-4, both immune checkpoint receptors, and is being developed in broad oncology indications including solid tumors. In July 2018, we dosed the first patient in an open label, Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in the second half of 2019.

•

XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. In May 2019,  we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors.

•

XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We intend to advance XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In November 2018, the FDA approved our IND application for the study of XmAb22841. We have planned an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors, and we plan to dose the first patient in the second quarter of 2019.

In 2018, we expanded our bispecific Fc platform with the design of our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer duration of action.

•

Our first cytokine candidate is XmAb24306, an IL15/IL15-receptor alpha complex fused to a bispecific Fc domain (IL15/IL15Ra-Fc). We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines like XmAb24306. In February 2019, we entered into the Genentech Agreement to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs.

XmAb24306 is currently in IND-enabling studies, and we will support Genentech’s efforts to submit an IND for this candidate in the second half of 2019.

We have also created a suite of wholly-owned compounds using our Immune Inhibitor Fc Domain.

•

XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We have completed Phase 2 clinical trials for XmAb5871 in three autoimmune diseases: Systemic Lupus Erythematosus (SLE),  IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA).

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

•

XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. In May 2016, we reported complete data from the Phase 1a trial with XmAb7195 treating subjects with high baseline IgE levels. In 2017, we announced data from a Phase 1b trial for XmAb7195 with a subcutaneous formulation. The data from the trial showed that subcutaneous administration of XmAb7195 was well tolerated and effective at reducing free and total IgE levels in subjects in the study. The results support subcutaneous delivery for future development. We are seeking a development partner for XmAb7195.

We have also created antibodies which we have licensed to other pharmaceutical and biotechnology companies for further development. These include MOR208, an antibody in Phase 3 development, which we licensed to MorphoSys, and a CD38 x CD3 bispecific antibody candidate which was used to assemble AMG424, which we licensed to Amgen. In 2017 MorphoSys advanced MOR208 into a Phase 3 clinical trial and MorphoSys has indicated plans to submit a Biologics License Application (BLA) to the U.S. FDA in 2019. Amgen has started a Phase 1 study for AMG424 and also has a preclinical candidate, AMG509, that was created with our bispecific Fc domain, advancing into development. There are currently five other programs where we have licensed our technology to partners for use in development programs with their own molecules, and four of these programs are in clinical development. The most advanced is Ultomiris, formerly ALXN1210. In 2018, Alexion submitted marketing authorization applications for Ultomiris to the regulatory authorities in the U.S., Europe, and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH), and in December 2018, Alexion received FDA approval.

We have over 750 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Key Company Milestones

Genentech Collaboration: In February 2019, we entered into the Genentech Agreement which became effective March 8, 2019, to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including XmAb24306, in the areas of cancer immunotherapy. We will jointly collaborate on the worldwide development of XmAb24306 and other IL-15 cytokine therapeutics, each a “Collaboration Product” with Genentech maintaining worldwide commercialization rights, subject to us having a co-promotion option in the U.S. We retained the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents, subject to certain requirements. Genentech received a worldwide exclusive license to the XmAb24306 and other Collaboration Products. We are in preclinical development for XmAb24306 and will support Genentech’s efforts to submit an IND for this candidate in the second half of 2019.

Under the Genentech Agreement, we received an upfront payment of $120.0 million and are eligible to receive up to $160.0 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials. We are eligible to receive a 45% share of net profits from sales of XmAb24306 and other Collaboration Products, while also sharing in the net losses at the same percentage rate and we will jointly share in 45% of development and commercialization costs. We are conducting a two-year joint research program with Genentech to discover additional programs around the IL-15 cytokine technology and will receive a $20.0 million milestone payment upon the initiation of each Phase 1 clinical trial for each new Collaboration Product developed under a research plan.

Novartis Collaboration. In June 2016, we entered into the Novartis Agreement to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Under the Novartis Agreement, we licensed certain rights to our two lead bispecific candidates, XmAb14045 and XmAb13676, to Novartis including the right for Novartis to commercialize drug products from both programs in all worldwide territories outside the U.S. We are co-developing XmAb14045 worldwide and sharing development costs equally. We will also apply our bispecific technology to up to four Novartis identified antibodies and will also license other Fc technologies to Novartis. We received a non-refundable upfront payment of $150.0 million and are eligible to receive up to $2.1 billion in milestone payments under the Novartis Agreement.

In December 2018, Novartis notified us of its decision to return its rights with respect to the XmAb13676 program. Novartis will continue to fund its share of development costs for the XmAb13676 program through June 2020 and we plan to continue development of the program.

Astellas Collaboration. In March 2019, we entered into the Astellas Agreement to advance a novel bispecific antibody program in oncology. We are applying our bispecific Fc technology to create bispecific antibody candidates directed against a target specified by Astellas and will perform initial characterization work of the molecules. Astellas will have an exclusive worldwide license for development and commercialization and will conduct all preclinical, clinical development, regulatory, and commercial activities. We received a $15.0 million upfront payment and will be eligible to receive development, regulatory and sales milestone payments of up to $240 million and high-single digit to low-double digit percentage royalties on net sales.

Licensing Partnerships. In addition to the Genentech, Novartis and Astellas collaborations, we have five other partnerships for the licensing of our XmAb technology. These arrangements provide research funding, upfront payments and annual licensing fees in addition to potential milestones and contractual payments as our partners advance compounds that incorporate our technology through clinical development.

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

As of March 31, 2019, we had an accumulated deficit of $243.2 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended
	March 31,
	2019	2018	Change
Revenues:
Research collaboration	$0.3	$—	$0.3
Licensing	111.7	—	111.7
Total revenues	112.0	—	112.0
Operating expenses:
Research and development	28.2	26.1	2.1
General and administrative	5.5	4.6	0.9
Total operating expenses	33.7	30.7	3.0
Other income, net	2.7	1.2	1.5
Income (loss) before income taxes	81.0	(29.5)	110.5
Income tax expense	0.9	—	0.9
Net income (loss)	$80.1	$(29.5)	$109.6

Revenues

Revenues recognized for the three months ended March 31, 2019 are from licensing and collaboration revenue recognized under the Genentech Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended
	March 31,
	2019	2018	Change
Product programs:
XmAb5871 programs	$6.6	$6.4	$0.2
XmAb7195 programs	0.3	0.2	0.1
Bispecific programs:
CD-3	7.3	5.4	1.9
Tumor micro environment (TME) activators	6.2	11.2	(5.0)
Cytokines	4.9	0.5	4.4
Subtotal Bi-specific programs	18.4	17.1	1.3
Other, research and early stage programs	2.9	2.4	0.5
Total research and development expenses	$28.2	$26.1	$2.1

Research and development expenses increased by $2.1 million for the three months ended March 31, 2019 over the same period in 2018 as we continue to advance our pipeline of bispecific candidates. Increased spending in development activities for our bispecific cytokines and CD-3 candidates were offset by decreased spending in our TME activator candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended
	March 31,
	2019	2018	Change
General and administrative	$5.5	$4.6	$0.9

General and administrative expenses increased by $0.9 million for the three months ended March 31, 2019 over the same period in 2018 primarily due to additional spending on intellectual property including patents and licenses.

Other Income, Net

Other income, net was $2.7 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The increase in other income, net was primarily from higher interest income from our investments in 2019.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Change
Net cash (used in) provided by:
Operating activities	$(18,728)	$(24,245)	$5,517
Investing activities	13,673	12,674	999
Financing activities	667	246,615	(245,948)
Net increase (decrease) in cash	$(4,388)	$235,044	$(239,432)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 decreased by $5.5 million over amounts reported for the three months ended March 31, 2018 primarily due to increased income posted in the three-month period ended March 31, 2019.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 decreased by $245.9 million over the same period in 2018 which reflects proceeds received from our financing in March 2018 and additional proceeds received from the exercise of stock options.

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

As of March 31, 2019, we had $512.8 million of cash, cash equivalents and marketable securities compared to $530.5 million at December 31, 2018. We also recorded $135.0 million in receivables at March 31, 2019 for upfront payments due under the Genentech Agreement and Astellas Agreements; these amounts were received in April 2019. The investments in marketable securities are further described above in footnote 5 to the notes to the financial statements. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will commercialize one or more of our product candidates. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical and pre-clinical development of product candidates in our pipeline.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2019.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2019.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable assurance, not absolute assurance, that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, that based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that the objective of our disclosure control system were met.

Changes in Internal Control

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A.  Risk Factors

For information regarding certain factors that could materially affect our business, results of operations, financial condition and liquidity, see the risk factor discussion provided under “Risk Factors” in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.  In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

10.1†	Collaboration and License Agreement, dated February 4, 2019, by and between the Company and Genentech, Inc. and F. Hoffman-La Roche LTD.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†Certain portions of this exhibit (indicated by "[***]") have been omitted as the Company has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Company if publicly disclosed.

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

Dated: May 9, 2019