Form 10-Q
period 2019-06-30
Xencor Inc
filed 2019-08-07
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧   Accelerated filer ◻   Non-accelerated filer ◻   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2019
Common stock, $0.01 par value	56,620,260

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended June 30, 2019

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those set forth under “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●	our plans to research, develop and commercialize our product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	the rate and degree of market acceptance and clinical utility of our products;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our intellectual property position;

●	loss or retirement of key members of management;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

●	our failure to maintain effective internal controls.

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,557	$26,246
Marketable securities	472,613	268,115
Accounts receivable	10,130	10,187
Income tax receivable	402	804
Prepaid expenses and other current assets	11,307	10,375
Total current assets	527,009	315,727
Property and equipment, net	12,128	11,813
Patents, licenses, and other intangible assets, net	13,522	11,969
Marketable securities - long term	120,966	236,108
Income tax receivable	402	804
Other assets	10,726	311
Total assets	$684,753	$576,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,994	$3,797
Accrued expenses	6,226	9,662
Deferred rent	—	315
Lease liabilities	2,214	—
Deferred revenue	45,478	40,079
Income tax liability	800	—
Total current liabilities	63,712	53,853
Deferred rent, net of current portion	—	1,198
Lease liabilities, net of current portion	9,650	—
Deferred revenue, net of current portion	3,300	—
Total liabilities	76,662	55,051
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2019 and December 31, 2018; 56,529,398 issued and outstanding at June 30, 2019 and 56,279,542 issued and outstanding at December 31, 2018	565	563
Additional paid-in capital	865,163	845,366
Accumulated other comprehensive income (loss)	1,629	(971)
Accumulated deficit	(259,266)	(323,277)
Total stockholders’ equity	608,091	521,681
Total liabilities and stockholders’ equity	$684,753	$576,732

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue
Collaborations, licenses, milestones, and royalties	$19,485	$—	$131,424	$—
Operating expenses
Research and development	33,299	23,332	61,481	49,418
General and administrative	5,758	4,958	11,270	9,520
Total operating expenses	39,057	28,290	72,751	58,938
Income (loss) from operations	(19,572)	(28,290)	58,673	(58,938)
Other income (expenses)
Interest income, net	3,615	2,483	6,501	3,637
Other expense	(27)	(62)	(212)	(60)
Total other income, net	3,588	2,421	6,289	3,577

Net income (loss) before income taxes	(15,984)	(25,869)	64,962	(55,361)
Income tax expense	50	—	950	—
Net income (loss)	(16,034)	(25,869)	64,012	(55,361)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	1,284	193	2,600	(200)
Comprehensive income (loss)	$(14,750)	$(25,676)	$66,612	$(55,561)

Basic net income (loss) per common share	$(0.28)	$(0.46)	$1.14	$(1.07)
Diluted net income (loss) per common share	$(0.28)	$(0.46)	$1.10	$(1.07)

Basic weighted average common shares outstanding	56,399,255	55,678,990	56,351,377	51,738,348

Diluted weighted average common shares outstanding	56,399,255	55,678,990	58,042,819	51,738,348

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	58,536	1	666	—	—	667
Issuance of restricted stock units	11,311	—	—	—	—	—
Comprehensive income	—	—	—	1,316	80,045	81,361
Stock-based compensation	—	—	5,856	—	—	5,856
Balance, March 31, 2019	56,349,389	$564	$851,888	$345	$(243,232)	$609,565
Issuance of common stock upon exercise of stock awards	143,504	1	3,238	—	—	3,239
Issuance of common stock under the Employee Stock Purchase Plan	36,505	—	734	—	—	734
Comprehensive income (loss)	—	—	—	1,284	(16,034)	(14,750)
Stock-based compensation	—	—	9,303	—	—	9,303
Balance, June 30, 2019 (unaudited)	56,529,398	$565	$865,163	$1,629	$(259,266)	$608,091

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(287,286)	282,046
Adoption of ASC 606	—	—	—	—	34,418	34,418
Balance December 31, 2017 as revised	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,421	—	—	245,505
Issuance of common stock upon exercise of stock awards	219,387	2	1,108	—	—	1,110
Comprehensive loss	—	—	—	(393)	(29,493)	(29,886)
Stock-based compensation	—	—	4,471	—	—	4,471
Balance, March 31, 2018	55,616,875	$556	$821,670	$(2,201)	$(282,361)	$537,664
Sale of common stock, net of issuance cost	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock awards	177,883	2	1,803	—	—	1,805
Issuance of common stock under the Employee Stock Purchase Plan	26,552	—	504	—	—	504
Comprehensive income (loss)	—	—	—	193	(25,869)	(25,676)
Stock-based compensation	—	—	4,882	—	—	4,882
Balance, June 30, 2018	55,821,310	$558	$828,858	$(2,008)	$(308,230)	$519,178

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$64,012	$(55,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,003	1,552
Amortization of premium and accretion of discount on marketable securities	(1,876)	406
Stock-based compensation	15,159	9,353
Abandonment of capitalized intangible assets	90	50
Loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	122	(140)
Interest receivable	(154)	(595)
Prepaid expenses and other assets	(932)	(6,468)
Accounts payable	5,197	(1,953)
Accrued expenses	(3,436)	443
Income taxes	1,604	(157)
Deferred rent	(1,513)	206
Lease liabilities and ROU assets	1,448	—
Deferred revenue	8,699	—
Net cash provided by (used in) operating activities	90,428	(52,664)
Cash flows from investing activities
Purchase of marketable securities	(244,499)	(285,809)
Purchase of intangible assets	(2,164)	(882)
Purchase of property and equipment	(1,867)	(3,416)
Proceeds from maturities of marketable securities	159,773	112,526
Repayment of loan	—	86
Net cash used in investing activities	(88,757)	(177,495)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	3,906	2,915
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	734	504
Proceeds from issuance of common stock	—	260,245
Common stock issuance costs	—	(14,741)
Net cash provided by financing activities	4,640	248,923
Net increase in cash and cash equivalents	6,311	18,764
Cash and cash equivalents, beginning of period	26,246	16,528
Cash and cash equivalents, end of period	$32,557	$35,292

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7	$6
Income taxes	$150	$170
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities, net of tax	$2,600	$(200)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2019

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the six months ended June 30, 2019 and 2018.

The Company capitalizes certain in-process intangible assets that are abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the six months ended June 30, 2019 or 2018.

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

The new standard impacts our reporting of the leases to our facilities in Monrovia and San Diego. Under ASC 842, tenant allowances under such operating leases are no longer tracked separately as a deferred rent liability; instead, it is integrated as part of the ROU asset. As a result, we recorded an adjustment of the cumulative effect to the beginning balance for deferred rent liability and adopted the use of ROU asset and lease liability. We recorded lease liabilities of $12.7 million and ROU assets of $11.4 million for lease agreements in effect as of January 1, 2019. The ROU asset is included in Other assets on the balance sheet as of June 30, 2019. This resulted in an increase to the beginning balance on both assets and liabilities after the adjustment of $11.2 million, with no impact on our retained earnings.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2019			December 31, 2018
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$22,881	$22,881	$—	$18,270	$18,270	$—
Corporate Securities	198,364	—	198,364	104,967	—	104,967
Government Securities	395,215	—	395,215	399,256	—	399,256
	$616,460	$22,881	$593,579	$522,493	$18,270	$504,223

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and six months ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute basic net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, employee stock purchase plan (ESPP) and restricted stock units (RSUs). Potentially dilutive securities consisting of stock issuable under options, ESPP and RSUs are not included in the per common share calculation in periods where there is a net loss where the inclusion of such shares would have had an antidilutive effect.

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(16,034)	$(25,869)	$64,012	$(55,361)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	56,399,255	55,678,990	56,351,377	51,738,348
Weighted-average common shares outstanding used in computing diluted net income (loss)	56,399,255	55,678,990	58,042,819	51,738,348
Basic net income (loss) per common share	$(0.28)	$(0.46)	$1.14	$(1.07)
Diluted net income (loss) per common share	$(0.28)	$(0.46)	$1.10	$(1.07)

For the three months ended June 30, 2019 and the three and six months ended June 30, 2018, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the six months ended June 30, 2019, potentially dilutive securities were included in the diluted net income per common share calculation.

The number of common stock equivalents that were included in the calculation of the weighted-average common shares outstanding used in computing diluted net income per common share consists of 1,688,521 shares of stock options and RSU grants, and 2,921 shares of ESPP.

The table below summarizes the number of common stock equivalents that were excluded in the calculation of the weighted-average common shares outstanding used in computing diluted net income (loss) because the inclusion of such shares would have had an antidilutive effect as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Options to purchase common stock and RSU grants	1,689	1,933	—	1,774

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2019 and 2018, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018.

5. Marketable Securities

The Company’s marketable debt securities held as of June 30, 2019 and December 31, 2018 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2019	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$22,881	$—	$—	$22,881
Corporate Securities	198,147	219	(2)	198,364
Government Securities	393,793	1,467	(45)	395,215
	$614,821	$1,686	$(47)	$616,460

Reported as
Cash and cash equivalents				$22,881
Marketable securities				593,579
Total investments				$616,460

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$18,270	$—	$—	$18,270
Corporate Securities	105,311	1	(345)	104,967
Government Securities	399,873	187	(804)	399,256
	$523,454	$188	$(1,149)	$522,493

Reported as
Cash and cash equivalents				$18,270
Marketable securities				504,223
Total investments				$522,493

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
June 30, 2019	Cost	Fair Value
(in thousands)
Mature in one year or less	$471,958	$472,613
Mature within two years	119,982	120,966
	$591,940	$593,579

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2019 and December 31, 2018 are as follows:

	Less than 12 months		12 months or greater
June 30, 2019	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$9,828	$(2)	$—	$—
Government Securities	42,398	(45)	—	—
	$52,226	$(47)	$—	$—

	Less than 12 months		12 months or greater
December 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$84,666	$(310)	$17,805	$(35)
Government Securities	176,225	(672)	116,830	(132)
	$260,891	$(982)	$134,635	$(167)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. Therefore, the Company did not consider these securities to be other-than-temporarily impaired as of June 30, 2019 or December 31, 2018.

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

As of June 30, 2019, the total number of shares of common stock available for issuance under the 2013 Plan is 11,619,663, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by our Board on January 1, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,251,181 shares. As of June 30, 2019, a total of 8,449,870 options have been granted under the 2013 Plan.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP in 2019. As of June 30, 2019, we have issued a total of 386,221 shares of common stock under the ESPP.

During the six months ended June 30, 2019, the Company awarded 36,966 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards is in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of June 30, 2019, we have granted a total of 70,899 shares of common stock pursuant to RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative	$2,008	$1,688	$3,862	$3,305
Research and development	7,295	3,194	11,297	6,048
	$9,303	$4,882	$15,159	$9,353

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$8,946	$4,614	$14,470	$8,891
ESPP	195	190	413	353
Restricted stock units	162	78	276	109
	$9,303	$4,882	$15,159	$9,353

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2018	5,966,928	$19.71	7.51
Options granted	1,698,583	$35.65
Options forfeited	(178,434)	$29.39
Options exercised	(202,040)	$19.33
Balances at June 30, 2019	7,285,037	$23.20	7.64	$129,259
Exercisable	3,724,348	$16.65	6.43	$90,428

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $40.93 per share as of June 30, 2019.

Weighted average fair value of options granted during the six-month periods ended June 30, 2019 and 2018 were $20.74 and $16.86 per share, respectively. There were 1,553,400 options granted during the six-month period ended June 30, 2018. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2019 and 2018:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (years)	5.9	5.9	6.0	6.1
Expected volatility	61.3%	72.9%	61.3%	73.1%
Risk-free interest rate	2.07%	2.77%	2.43%	2.53%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	55.0 - 71.4%	61.2 - 71.4%	55.0 - 71.4%	61.2 - 71.4%
Risk-free interest rate	1.47 - 2.70%	1.47 - 2.41%	1.47 - 2.70%	1.47 - 2.41%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2019, the unamortized compensation expense related to unvested stock options was $63.0 million. The remaining unamortized compensation expense will be recognized over the next 2.9 years. As of June 30, 2019, the unamortized compensation expense under our ESPP was $0.4 million. The remaining unamortized expense will be recognized over the next 0.4 years.

The following table summarizes the RSU activity for the six-month period ended June 30, 2019:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2018	33,933	$27.64
Granted	36,966	35.60
Vested	(11,311)	27.64
Forfeited	(4,182)	31.12
Unvested at June 30, 2019	55,406	$32.69

As of June 30, 2019, the unamortized compensation expense related to unvested restricted stock units was $1.6 million. The remaining unamortized expense will be recognized over the next 2.4 years.

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

Our lease agreements do not contain any residual value guarantees or restrictive covenants. As of June 30, 2019, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at June 30, 2019 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2019	$1,396
2020	2,723
2021	2,608
2022	2,220
2023	1,351
2024	1,371
Thereafter	2,282
Total undiscounted lease payments	13,951
Less: Imputed interest	(2,087)
Present value of lease payments	$11,864

Lease liabilities - short-term	$2,214
Lease liabilities - long-term	9,650
Total lease liabilities	$11,864

Our operating lease cost and the cash payments for operating leases for the six months ended June 30, 2019 were $1.4 million and $1.2 million, respectively. Rent expense for the six months ended June 30, 2018 was $1.2 million.

At June 30, 2019, the weighted-average remaining lease term for operating leases was 5.8 years, and the weighted average discount rate for operating leases is 5.5%.

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

10. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the six months ended June 30, 2019 and 2018.

Genentech

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche LTD (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb24306, the Company’s IL-15/IL-15Ra candidate. The Genentech Agreement became effective March 8, 2019.

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

The term of the Genentech Agreement will continue on a program-by-program and country-by-country basis until there are no remaining payment obligations from Genentech to Xencor with respect to Collaboration Products. Genentech may terminate the Genentech Agreement in its entirety or on a Collaboration Product-by-Collaboration Product basis by providing prior written notice. Xencor may terminate the Agreement on a Collaboration Product-by-Collaboration Product basis if Genentech fails to spend a defined minimum amount on research, development, or commercialization activities for that Collaboration Product. In the event of a termination of any individual Collaboration Product or the Genentech Agreement in its entirety, the relevant rights revert to Xencor.

The Company received a $120.0 million upfront payment and is eligible to receive up to an aggregate of $160.0 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials. The Company is also eligible to receive 45% share of net profits for sales of XmAb24306 and other Collaboration Products, while also sharing in net losses at the same percentage rate. The parties will jointly share in development and commercialization costs for all programs designated as a development program under the Genentech Agreement at the same percentage rate, while Genentech will bear launch costs entirely. The initial 45% profit-cost share percent is subject to ratchet down at the Company’s discretion and convertible to a royalty under certain circumstances.

Pursuant to the Genentech Agreement, XmAb24306 is designated as a development program and all costs incurred for developing XmAb24306 from the effective date of the Genentech Agreement are being shared with Genentech under the initial cost-sharing percentage.

Under the Genentech Agreement, the Company and Genentech will conduct joint research activities for a two-year period to identify and discover additional IL-15 candidates developed from the Company’s cytokine and bispecific technologies. The two-year research term may be extended an additional year if both parties agree. The Company and Genentech are each responsible for their own costs in conducting the research activities. The Company will receive a $20.0 million development milestone for each new Collaboration Product that is identified from the research efforts and advances into a Phase 1 clinical trial.

The Company evaluated the Genentech Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, ASC 606) and also ASC 808, Collaborative Arrangements. Certain provisions of the Genentech Agreement including the cost-sharing of development programs are governed by ASC 808. We have determined that Genentech is a customer for purposes of the delivery of specific performance obligations under the Genentech Agreement and applied the provisions of ASC 606 to the transaction.

The Company evaluated the Genentech Agreement under ASC 606 and identified the following performance obligations under the Agreement: (i) the license of XmAb24306 and (ii) research services during a two-year period to identify up to potentially nine additional IL-15 candidates, each a separate research program and a separate performance obligation. The Company determined that the license and each of the potential research programs are separate performance obligations because they are capable of being distinct and are distinct in the context of the Genentech Agreement. The license to XmAb24306 has standalone functionality as Genentech has exclusive worldwide rights to the program, including the right to sublicense to third parties. Genentech has significant experience and capabilities in developing and commercializing drug candidates similar to XmAb24306, and Genentech is capable of performing these activities without the Company’s involvement. Upon the transfer of the license of XmAb24306, Genentech could develop and commercialize XmAb24306 without further assistance from the Company. The Company determined that the research services for each potential additional IL-15 candidate and research program were separate standalone performance obligations. The Genentech Agreement provides an outline of an integrated research plan for the programs to be conducted by the two companies and the research activities are separate and distinct from the license to XmAb24306.

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

The Company determined that the transaction price of the Genentech Agreement at inception was $120.0 million consisting of the upfront payment. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to each of the separate performance obligation using the relative standalone selling price with $111.7 million allocated to the license to XmAb24306 and $8.3 million allocated to the research services.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. The license was transferred upon the effective date of the Genentech Agreement and when the Company subsequently transferred certain data related to the program to Genentech. The $8.3 million allocated to the research activities is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. $0.9 million of revenue related to the research activities was recognized in the six-month period ended June 30, 2019.

For the three and six months ended June 30, 2019, we recognized $0.6 million and $112.5 million of income, respectively, from the Genentech Agreement. As of June 30, 2019, there is a $0.9 million receivable related to cost-sharing development activities for the XmAb24306 program. There is $7.5 million in deferred revenue as of June 30, 2019 which reflects our obligation to perform research services during the research term.

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

Pursuant to the Astellas Agreement, the Company will apply its bispecific Fc technology to an antigen pair provided by Astellas to generate bispecific antibody candidates and will conduct limited testing and characterization of the bispecific candidates and return the candidates to Astellas for development and commercialization. The activities will be conducted under a research plan agreed to by both parties to the Astellas Agreement. Astellas will assume full responsibility for development and commercialization of the antibody candidate. Pursuant to the Astellas Agreement, the Company received an upfront payment of $15.0 million and is eligible to receive up to $240.0 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

We evaluated the Astellas Agreement under ASC 606 and identified the performance obligations under the Agreement to be (i) delivery of bispecific antibodies to Astellas from the antigen provided by Astellas and (ii) research activities against the bispecific antibodies as outlined in the research plan. The Company determined that the license to the bispecific antibodies is not a separate performance obligation because it is not capable of being distinct, the license to the antibodies cannot be separated from the underlying antibodies.

Astellas will control and benefit from the antibodies that are delivered. The Astellas Agreement provides Astellas the right to sublicense the antibody to third parties and Astellas has significant experience and capabilities in developing and commercializing clinical candidates and is capable of performing these activities from the delivered antibodies without the Company’s involvement.

The Company determined the standalone selling price of the bispecific deliverable to be $17.1 million using the income approach by calculating a risk adjusted net present value of the potential revenue that could be earned from the arrangement. The standalone selling price for the research activities to be performed was determined to be $1.4 million using the expected cost approach which was derived from the Company’s experience and information from providing similar research activities to other customers.

The Company determined that the transaction price of the Astellas Agreement at inception was $15.0 million consisting of the upfront payment. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $13.6 million allocated to delivery of the bispecific antibodies and $1.4 million allocated to the research activities.

The Company recognized the $13.6 million allocated to the bispecific antibodies when it satisfied its performance obligation and transferred the antibodies to Astellas in June 2019. Astellas transferred the antigen to the Company and the Company applied its bispecific technologies to and transferred the completed antibodies to Astellas. The $1.4 million allocated to the research activities is being recognized as the research services are being completed over the period of time the Company expects to complete the activities under the research plan.

For the three and six months ended June 30, 2019, we recognized $13.8 million related to the arrangement and there is $1.2 million in deferred revenue as of June 30, 2019 related to our obligation to complete research activities under the Agreement.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Pursuant to the Novartis Agreement:

●	The Company granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676, two development stage products that incorporate the Company’s bispecific Fc technology;
●	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program); and
●	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

Under the Novartis Agreement, the Company and Novartis are co-developing XmAb14045 worldwide and sharing development costs.

In December 2018, Novartis notified us that they were returning their rights to the XmAb13676 program. Pursuant to the terms of the Novartis Agreement, the rights to the XmAb13676 program reverted to us in June 2019 and Novartis’ obligation to fund its share of XmAb13676 development costs will continue through June 2020.

We completed delivery of a Global Discovery Program in 2017 and delivery of a second Global Discovery Program in 2018.

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis.

During each of the three and six months ended June 30, 2019 and 2018, there was no revenue recognized. As of June 30, 2019 there is a receivable of $3.0 million related to cost-sharing of development activities for the XmAb14045 and XmAb13676 programs and $40.1 million in deferred revenue related to our obligation to deliver additional Global Discovery Programs to Novartis under the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3 (the CD38 Program). The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45.0 million upfront payment from Amgen and is eligible to receive up to $600.0 million in future development, regulatory and sales milestones in total for programs in development and is eligible to receive royalties on any global net sales of products.

Pursuant to the Amgen Agreement, the Company applied its bispecific technology to five Discovery Programs antibody molecules provided by Amgen that bind Discovery Program targets and returned the bispecific product candidates to Amgen for further testing, development and commercialization. The initial research term was three years from the date of the Amgen Agreement, but Amgen, at its option, could request an extension of one year. In May 2018, Amgen elected to extend the term of the research term for one year. During the extended research term, the Company provided additional research activities to Amgen and received research funding for such activities. The extended research term expired in May 2019.

Amgen assumed full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

During each of the three and six months ended June 30, 2019 and 2018, no revenue was recognized under this arrangement. As of June 30, 2019, there was no deferred revenue related to the arrangement.

MorphoSys Ag

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys) for a worldwide license to the Company’s patents and know-how to research, develop and commercialize our drug candidate XmAb5574 (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. Under the agreement, the Company agreed to collaborate with MorphoSys to develop and commercialize tafasitamab. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

In June 2017, MorphoSys initiated a Phase 3 clinical trial under the arrangement for which the Company received a milestone payment of $12.5 million. The Company recognized the payment as revenue in the period that the milestone event occurred.

There were no revenues recognized under this arrangement for the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company has no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs during a five-year research term under the agreement. Alexion exercised its option to take a commercial license for our technology against a target that was developed as ALXN1210 and is currently marketed as Ultomiris®.

The Company is eligible to receive contractual milestones for certain regulatory and commercial achievements and is also entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

In the third quarter of 2018, Alexion completed certain regulatory submission filings for ALXN1210, and the Company received $9.0 million in milestone payments. In the fourth quarter of 2018, Alexion completed certain regulatory submission filings and received U.S. Food and Drug Administration (FDA) marketing approval, and the Company received $11.0 million in milestone payments.

In the second quarter of 2019, Alexion received marketing authorization from Japan’s Ministry of Health, Labour and Welfare, and the Company earned a $4.0 million milestone.

Under ASC 606, we recognize revenue for sales-based royalties upon the subsequent sale of the product. We began earning royalty revenue from the sale of Ultomiris in the United States in 2019. For the six months ended June 30, 2019, we have estimated royalty revenue of $1.1 million related to sales of Ultomiris.

We recognized $4.0 million of milestone revenue and $1.1 million of royalty revenue under this arrangement for the three and six months ended June 30, 2019. There was no revenue recognized for the three and six months ended June 30, 2018. As of June 30, 2019, there is no deferred revenue related to this agreement.

Boehringer Ingelheim International GmbH

In 2007, the Company entered into a Research Licensee and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, the Company provided BI with a three-year research license to one of the Company’s technologies and commercial options. BI elected to exercise two commercial licenses from the compounds identified during the research term and one compound is currently in clinical development. No revenue related to this arrangement was recognized for the three- and six-month periods ended June 30, 2019 and 2018. There is no deferred revenue related to this agreement at June 30, 2019.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement with INmune Bio, Inc. (INmune). Under the terms of the agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPRO1595. Under the agreement the Company received an upfront payment of $100,000, an equity interest in INmune and an option to acquire additional shares of INmune. The Company is eligible to receive a percentage of sublicensing revenue received for XPRO1595 and also royalties in the mid-single digit percentages on the sale of approved products.

The equity interest in INmune constituted of 1,585,000 shares of common stock and the option is to purchase up to an additional 10% of the fully diluted outstanding share of INmune for $10.0 million. We have recorded our equity interest in INmune at cost pursuant to ASC 323. We did not record our share of the net loss from INmune during the six months ended June 30, 2019 or 2018, respectively, as the carrying value has been reduced to zero.

In 2018, INmune filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) which was declared effective by the SEC as of December 19, 2018.

The Company did not recognize any revenue related to the agreement for the three and six months ended June 30, 2019 and 2018. There is no deferred revenue as of June 30, 2019 related to this agreement.

Revenue earned

The revenues recorded for the three and six months ended June 30, 2019 were earned principally from the following licensees (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Alexion	$5.1	$—	$5.1	$—
Astellas	13.8	—	13.8	—
Genentech	0.6	—	112.5	—
Total	$19.5	$—	$131.4	$—

The below table summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2019 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Research collaboration	$14.4	$—	$14.7	$—
Milestone	4.0	—	4.0	—
Licensing	—	—	111.6	—
Royalties	1.1	—	1.1	—
Total	$19.5	$—	$131.4	$—

Remaining Performance Obligations and Deferred Revenue

Our remaining performance obligations are delivery of Global Discovery Programs under the Novartis Agreement and the conduct of research activities pursuant to research plans under the Genentech and Astellas Agreements. As of June 30, 2019 and 2018, we have deferred revenue of $48.8 million and $60.1 million, respectively. As of June 30, 2019, $45.5 million was classified as current liabilities as our obligations to perform services are due on demand when requested by Novartis and Astellas under the Novartis Agreement and Astellas Agreements, respectively, and $3.3 million of the deferred revenue liability is classified as long-term for the portion of obligations to perform research services to Genentech after one year.

11. Income taxes

The provision for income taxes of $0.1 and $0.9 million for the three and six months ended June 30, 2019 represents the interim period tax allocation of the state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has a federal income tax receivable of $0.8 million at June 30, 2019 related to refundable alternative minimum tax credits. As of June 30, 2019, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and other protein therapeutics to treat severe and life-threatening diseases with unmet medical needs. We are developing a suite of clinical-stage drug candidates from our proprietary XmAb® technology platforms that are designed to treat cancer, autoimmune and allergic diseases, and other conditions. In contrast to conventional approaches to antibody design, which focus on the portion of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the portion of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This portion, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

Our business strategy is based on the plug-and-play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.

There are currently 14 antibody product candidates that are being advanced in clinical trials by us or by our partners that have been engineered with our XmAb technologies. The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies, and other protein structures, that bind two or more different targets simultaneously using an engineered heterodimer Fc domain. These bispecific Fc domains are used to generate a broad array of novel drug candidates.

The initial bispecific antibody candidates that we designed contain an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T cells. We are advancing three CD3 bispecific candidates through clinical development: XmAb14045, XmAb13676, and XmAb18087.

●	XmAb14045 is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, a cytotoxic T-cell binding domain. It is being developed in collaboration with Novartis and is being evaluated in a Phase 1 study. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb14045 in patients with relapsed or refractory AML and other CD123-expressing hematologic malignancies. We presented initial data from the study in December 2018 at the American Society of Hematology (ASH) Annual Meeting. The data presented indicated multiple complete remissions had been achieved with weekly dosing of XmAb14045 in this heavily-pretreated patient population.

In April 2019, the FDA lifted the partial clinical hold that had been placed on the Phase 1 study of XmAb14045 in February 2019, when we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. The FDA’s decision to lift the hold followed discussion and agreement on amendments to the study protocol, including guidance on the monitoring and clinical management of cytokine release syndrome. In July 2019, we resumed enrolling patients in the trial based on the amended protocol.

●	XmAb13676 is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb13676 in patients with B-cell malignancies. This program was also partnered with Novartis pursuant to the Novartis Agreement. In December 2018, as part of a strategic realignment of their pipeline, Novartis notified us of its decision to return its rights to XmAb13676. The Novartis rights to XmAb13676 reverted to us in June 2019. We continue to develop XmAb13676 as planned and expect to present initial data from the Phase 1 study in the second half of 2019.
●	XmAb18087 is a bispecific antibody that targets somatostatin receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST). In February 2018, we dosed the first patient in a Phase 1 study. XmAb18087 is our first CD3 bispecific to be evaluated in solid tumors. We expect to provide initial data from this study in the first half of 2020.

We are also advancing a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoint or co-stimulatory receptors. We are advancing three TME activator candidates in development: XmAb20717, XmAb22841, and XmAb23104:

●	XmAb20717 simultaneously targets PD-1 and CTLA-4, both immune checkpoint receptors, and is being developed in broad oncology indications including solid tumors. In July 2018, we dosed the first patient in an open label, Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in the first half of 2020.
●	XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. In May 2019, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors.
●	XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We intend to advance XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In May 2019, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors.

In 2018, we expanded our bispecific Fc platform with the design of our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer duration of action.

●	Our first cytokine candidate is XmAb24306, an IL15/IL15-receptor alpha complex fused to a bispecific Fc domain (IL15/IL15Ra-Fc). We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines like XmAb24306. In February 2019, we entered into the Genentech Agreement to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs.

XmAb24306 is currently in Investigational New Drug application (IND)-enabling studies, and we will support Genentech’s efforts to submit an IND for this candidate, which is currently expected in the second half of 2019.

We have also created a suite of wholly-owned compounds using our Immune Inhibitor Fc Domain.

●	XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We have completed Phase 2 clinical trials for XmAb5871 in three autoimmune diseases: Systemic Lupus Erythematosus (SLE), IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA).

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

●	XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. In May 2016, we reported complete data from the Phase 1a trial with XmAb7195 treating patients with high baseline IgE levels. In 2017, we announced data from a Phase 1b trial for XmAb7195 with a subcutaneous formulation. The data from the trial showed that subcutaneous administration of XmAb7195 was well tolerated and effective at reducing free and total IgE levels in patients in the study. The results support subcutaneous delivery for future development. We are seeking a development partner for XmAb7195.

Licensing partnerships: We have eight partnership for the licensing of our XmAb technologies and XmAb candidates. These arrangements provide upfront payments, annual licensing fees, potential milestone payments and royalties as our partners advance compounds that incorporate our technology through clinical development. These payments provide us with multiple revenue streams that help fund development of our product candidates and usually require limited resources or efforts from us. Where possible, we structure such transactions to retain long-term value in the drug candidates through profit-split arrangements or retaining commercial rights to geographic areas. In the first half of 2019, we have entered into collaborations and licensing transactions with Genentech and Astellas for which we received upfront payments of $120.0 million and $15.0 million, respectively.

The most advanced program where we have licensed our technology is Alexion’s Ultomiris®, formerly ALXN1210. Alexion has received marketing authorizations from regulatory agencies in the U.S., Europe, and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH).

Examples of other antibodies which we have licensed to other pharmaceutical and biotechnology companies for further development include tafasitamab (MOR208), an antibody in Phase 3 development by our licensee MorphoSys, and AMG424, a CD38 x CD3 bispecific antibody which we licensed to Amgen. As part of our 2015 Amgen collaboration, we also created and licensed to Amgen the bispecific antibody AMG509, which is being developed for patients with prostate cancer. In 2017, MorphoSys advanced tafasitamab into a Phase 3 clinical trial and MorphoSys has indicated plans to submit a Biologics License Application (BLA) to the FDA in the second half of 2019. Amgen has started a Phase 1 study for AMG424 and also has initiated IND enabling activities for AMG509.

We have over 750 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Since we commenced active operations in 1998, we have devoted substantially all our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND-enabling studies and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and from payments generated from our product development partnerships and licensing arrangements.

As of June 30, 2019, we had an accumulated deficit of $259.3 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended
	June 30,
	2019	2018	Change
Revenues:
Research collaboration	$14.4	$—	$14.4
Milestone	4.0	—	4.0
Royalties	1.1	—	1.1
Total revenues	19.5	—	19.5
Operating expenses:
Research and development	33.3	23.3	10.0
General and administrative	5.8	5.0	0.8
Total operating expenses	39.1	28.3	10.8
Other income, net	3.6	2.4	1.2
Income (loss) before income taxes	(16.0)	(25.9)	9.9
Income tax expense	—	—	—
Net income (loss)	$(16.0)	$(25.9)	$9.9

Revenues

Revenues recognized for the three months ended June 30, 2019 are from research collaboration revenue recognized under the Genentech and Astellas Agreements as well as milestones and royalties received from Alexion.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended
	June 30,
	2019	2018	Change
Product programs:
XmAb5871 programs	$6.6	$5.6	$1.0
XmAb7195 programs	0.1	0.1	—
Bispecific programs:
CD3*	8.5	5.5	3.0
Tumor micro environment (TME) activators	6.4	8.3	(1.9)
Cytokines*	7.3	1.6	5.7
Subtotal Bi-specific programs	22.2	15.4	6.8
Other, research and early stage programs	4.4	2.2	2.2
Total research and development expenses	$33.3	$23.3	$10.0

*Net of reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $10.0 million for the three months ended June 30, 2019 over the same period in 2018 due to increases in stock-based compensation charges and additional spending on our pipeline of bispecific candidates. Increased spending in development activities for our bispecific cytokines and CD3 candidates and technologies were offset by decreased spending in our TME activator candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended
	June 30,
	2019	2018	Change
General and administrative	$5.8	$5.0	$0.8

General and administrative expenses increased by $0.8 million for the three months ended June 30, 2019 over the same period in 2018 primarily due to additional spending on expenses related to personnel and professional services.

Other Income, Net

Other income, net was $3.6 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively. The increase in other income, net was primarily from higher interest income from our investments in 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended
	June 30,
	2019	2018	Change
Revenues:
Research collaboration	$14.7	$—	$14.7
Milestone	4.0	—	4.0
Licensing	111.6	—	111.6
Royalties	1.1	—	1.1
Total revenues	131.4	—	131.4
Operating expenses:
Research and development	61.5	49.4	12.1
General and administrative	11.3	9.5	1.8
Total operating expenses	72.8	58.9	13.9
Other income, net	6.3	3.5	2.8
Loss before income taxes	64.9	(55.4)	120.3
Income tax expense	0.9	—	0.9
Net loss	$64.0	$(55.4)	$119.4

Revenues

Revenues recognized for the six months ended June 30, 2019 are primarily from licensing and collaboration revenue recognized under the Genentech and Astellas Agreements. Milestone and royalty revenue reflect revenue earned from Alexion in the period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended
	June 30,
	2019	2018	Change
Product programs:
XmAb5871 programs	$13.2	$11.9	$1.3
XmAb7195 programs	0.3	0.3	—
Bispecific programs:
CD3*	16.0	10.8	5.2
Tumor micro environment (TME) activators	12.8	19.6	(6.8)
Cytokines*	12.0	2.2	9.8
Subtotal Bi-specific programs	40.8	32.6	8.2
Other, research and early stage programs	7.2	4.6	2.6
Total research and development expenses	$61.5	$49.4	$12.1

*Net of reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $12.1 million for the six months ended June 30, 2019 over the same period in 2018 due to increased stock-based compensation charges and additional spending on our pipeline of bispecific candidates. Increased spending in development activities for our bispecific cytokines and CD3 candidates and technologies were offset by decreased spending in our TME activator candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended
	June 30,
	2019	2018	Change
General and administrative	$11.3	$9.5	$1.8

General and administrative expenses increased by $1.8 million for the six months ended June 30, 2019 over the same period in 2018 primarily due to additional spending on intellectual property including patents and licenses and expenses related to personnel and professional services.

Other Income, Net

Other income, net was $6.3 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in other income, net was primarily from higher interest income from our investments in 2019.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2019	2018	Change
Net cash (used in) provided by:
Operating activities	$90,428	$(52,664)	$143,092
Investing activities	(88,757)	(177,495)	88,738
Financing activities	4,640	248,923	(244,283)
Net increase (decrease) in cash	$6,311	$18,764	$(12,453)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2019 increased by $143.1 million over amounts reported for the six months ended June 30, 2018 primarily due to increased income posted in the six-month period ended June 30, 2019.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 decreased by $244.3 million over the same period in 2018 which reflects proceeds received from our financing in March 2018 and additional proceeds received from the exercise of stock options.

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

As of June 30, 2019, we had $626.1 million of cash, cash equivalents and marketable securities compared to $530.5 million at December 31, 2018. The investments in marketable securities are further described above in footnote 5 to the notes to the financial statements. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the six months ended June 30, 2019.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2019.

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

10.1*	Transition and Separation Agreement and Release, executed June 21, 2019, by and between the Company and Paul Foster.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Indicates management or compensatory plan.

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

Dated: August 6, 2019