Form 10-Q
period 2019-09-30
Xencor Inc
filed 2019-11-05
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2019
Common stock, $0.01 par value	56,721,172

Xencor, Inc.

Quarterly Report on FORM 10-Q for the quarter ended September 30, 2019

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$51,189	$26,246
Marketable securities	495,292	268,115
Accounts receivable	4,349	10,187
Income tax receivable	402	804
Contract asset	15,000	—
Prepaid expenses and other current assets	7,533	10,375
Total current assets	573,765	315,727
Property and equipment, net	13,868	11,813
Patents, licenses, and other intangible assets, net	14,027	11,969
Marketable securities - long term	73,995	236,108
Income tax receivable	402	804
Other assets	10,187	311
Total assets	$686,244	$576,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,304	$3,797
Accrued expenses	7,832	9,662
Deferred rent	—	315
Lease liabilities	2,197	—
Deferred revenue	45,579	40,079
Income tax payable	400	—
Total current liabilities	64,312	53,853
Deferred rent, net of current portion	—	1,198
Lease liabilities, net of current portion	9,082	—
Deferred revenue, net of current portion	2,613	—
Total liabilities	76,007	55,051
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2019 and December 31, 2018; 56,714,788 issued and outstanding at September 30, 2019 and 56,279,542 issued and outstanding at December 31, 2018	567	563
Additional paid-in capital	877,724	845,366
Accumulated other comprehensive income (loss)	1,436	(971)
Accumulated deficit	(269,490)	(323,277)
Total stockholders’ equity	610,237	521,681
Total liabilities and stockholders’ equity	$686,244	$576,732

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue
Collaborations, licenses, milestones, and royalties	$21,760	$29,039	$153,184	$29,039
Operating expenses
Research and development	29,770	20,953	91,250	70,371
General and administrative	6,266	7,435	17,537	16,955
Total operating expenses	36,036	28,388	108,787	87,326
Income (loss) from operations	(14,276)	651	44,397	(58,287)
Other income (expenses)
Interest income, net	3,699	2,642	10,201	6,279
Other income (expense), net	3	(143)	(211)	(202)
Total other income, net	3,702	2,499	9,990	6,077

Net income (loss) before income tax expense (benefit)	(10,574)	3,150	54,387	(52,210)
Income tax expense (benefit)	(350)	—	600	—
Net income (loss)	(10,224)	3,150	53,787	(52,210)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(193)	(330)	2,407	(530)
Comprehensive income (loss)	$(10,417)	$2,820	$56,194	$(52,740)

Basic net income (loss) per common share	$(0.18)	$0.06	$0.95	$(0.98)
Diluted net income (loss) per common share	$(0.18)	$0.05	$0.92	$(0.98)

Basic weighted average common shares outstanding	56,643,075	55,974,080	56,449,678	53,165,774

Diluted weighted average common shares outstanding	56,643,075	58,313,002	58,365,158	53,165,774

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	58,536	1	666	—	—	667
Issuance of restricted stock units	11,311	—	—	—	—	—
Comprehensive income	—	—	—	1,316	80,045	81,361
Stock-based compensation	—	—	5,856	—	—	5,856
Balance, March 31, 2019	56,349,389	$564	$851,888	$345	$(243,232)	$609,565
Issuance of common stock upon exercise of stock awards	143,504	1	3,238	—	—	3,239
Issuance of common stock under the Employee Stock Purchase Plan	36,505	—	734	—	—	734
Comprehensive income (loss)	—	—	—	1,284	(16,034)	(14,750)
Stock-based compensation	—	—	9,303	—	—	9,303
Balance, June 30, 2019	56,529,398	$565	$865,163	$1,629	$(259,266)	$608,091
Issuance of common stock upon exercise of stock awards	185,390	2	3,047	—	—	3,049
Comprehensive loss	—	—	—	(193)	(10,224)	(10,417)
Stock-based compensation	—	—	9,514	—	—	9,514
Balance, September 30, 2019 (unaudited)	56,714,788	$567	$877,724	$1,436	$(269,490)	$610,237

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(287,286)	282,046
Adoption of ASC 606	—	—	—	—	34,418	34,418
Balance December 31, 2017 as revised	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,421	—	—	245,505
Issuance of common stock upon exercise of stock awards	219,387	2	1,108	—	—	1,110
Comprehensive loss	—	—	—	(393)	(29,493)	(29,886)
Stock-based compensation	—	—	4,471	—	—	4,471
Balance, March 31, 2018	55,616,875	$556	$821,670	$(2,201)	$(282,361)	$537,664
Sale of common stock, net of issuance cost	—	—	(1)	—	—	(1)
Issuance of common stock upon exercise of stock awards	177,883	2	1,803	—	—	1,805
Issuance of common stock under the Employee Stock Purchase Plan	26,552	—	504	—	—	504
Comprehensive income (loss)	—	—	—	193	(25,869)	(25,676)
Stock-based compensation	—	—	4,882	—	—	4,882
Balance, June 30, 2018	55,821,310	$558	$828,858	$(2,008)	$(308,230)	$519,178
Issuance of common stock upon exercise of stock awards	391,139	4	4,150	—	—	4,154
Comprehensive income (loss)	—	—	—	(330)	3,150	2,820
Stock-based compensation	—	—	6,120	—	—	6,120
Balance, September 30, 2018	56,212,449	$562	$839,128	$(2,338)	$(305,080)	$532,272

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$53,787	$(52,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,073	2,368
Amortization of premium and accretion of discount on marketable securities	(3,333)	68
Stock-based compensation	24,673	15,473
Abandonment of capitalized intangible assets	115	118
Loss on disposal of assets	8	110
Changes in operating assets and liabilities:
Accounts receivable	5,903	(1,320)
Interest receivable	(3)	(624)
Contract asset	(15,000)	—
Prepaid expenses and other assets	2,843	(6,535)
Accounts payable	4,508	(886)
Accrued expenses	(1,830)	192
Income taxes	1,204	(156)
Deferred rent	(1,513)	466
Lease liabilities and ROU assets	1,403	—
Deferred revenue	8,113	(20,039)
Net cash provided by (used in) operating activities	83,951	(62,975)
Cash flows from investing activities
Purchase of marketable securities	(352,174)	(331,126)
Purchase of intangible assets	(2,932)	(1,302)
Purchase of property and equipment	(4,443)	(4,425)
Proceeds from maturities of marketable securities	292,852	165,134
Repayment of loan	—	86
Net cash used in investing activities	(66,697)	(171,633)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	6,955	7,068
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	734	504
Proceeds from issuance of common stock	—	260,245
Common stock issuance costs	—	(14,741)
Net cash provided by financing activities	7,689	253,076
Net increase in cash and cash equivalents	24,943	18,468
Cash and cash equivalents, beginning of period	26,246	16,528
Cash and cash equivalents, end of period	$51,189	$34,996

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11	$9
Income taxes	$200	$170
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities, net of tax	$2,407	$(530)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2019

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

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, intangible assets and related amortization. Significant estimates in these interim financial statements include estimates made for royalties and accrued research and development expenses, stock-based compensation expenses, intangible assets and related amortization, estimated standalone selling price of performance obligations, the likelihood of recognizing variable consideration, and recoverability of deferred tax assets.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the nine months ended September 30, 2019 and 2018.

The Company capitalizes certain in-process intangible assets that are abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the nine months ended September 30, 2019 or 2018.

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

The new standard impacts our reporting on the leases on our facilities in Monrovia and San Diego. Under ASC 842, tenant allowances under such operating leases are no longer tracked separately as a deferred rent liability; instead, it is integrated as part of the ROU asset. As a result, we recorded an adjustment to the beginning balance for deferred rent liability and adopted the use of ROU asset and lease liability. We recorded lease liabilities of $12.7 million and ROU assets of $11.4 million for lease agreements in effect as of January 1, 2019. The ROU asset is included in Other assets on the balance sheet as of September 30, 2019. This resulted in an increase to the beginning balance on both assets and liabilities after the adjustment of $11.2 million, with no impact on our retained earnings.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2019			December 31, 2018
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$30,603	$30,603	$—	$18,270	$18,270	$—
Corporate Securities	217,702	—	217,702	104,967	—	104,967
Government Securities	351,585	—	351,585	399,256	—	399,256
	$599,890	$30,603	$569,287	$522,493	$18,270	$504,223

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and nine months ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(10,224)	$3,150	$53,787	$(52,210)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	56,643,075	55,974,080	56,449,678	53,165,774
Weighted-average common shares outstanding used in computing diluted net income (loss)	56,643,075	58,313,002	58,365,158	53,165,774
Basic net income (loss) per common share	$(0.18)	$0.06	$0.95	$(0.98)
Diluted net income (loss) per common share	$(0.18)	$0.05	$0.92	$(0.98)

For the three months ended September 30, 2019 and the nine months ended September 30, 2018, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the three months ended September 30, 2018 and the nine months ended September 30, 2019, potentially dilutive securities were included in the diluted net income per common share calculation.

The numbers of common stock equivalents that were included in the calculation of the weighted-average common shares outstanding used in computing diluted net income per common share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Employee stock purchase plan shares	—	—	20	—
Options to purchase common stock and RSU grants	—	2,339	1,895	—
	—	2,339	1,915	—

The table below summarizes the number of common stock equivalents that were excluded in the calculation of the weighted-average common shares outstanding used in computing diluted net income (loss) because the inclusion of such shares would have had an antidilutive effect as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Employee stock purchase plan shares	6	—	—	—
Options to purchase common stock and RSU grants	2,261	—	—	1,884
	2,267	—	—	1,884

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2019 and 2018, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018.

5. Marketable Securities

The Company’s marketable debt securities held as of September 30, 2019 and December 31, 2018 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2019	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$30,603	$—	$—	$30,603
Corporate Securities	217,484	228	(10)	217,702
Government Securities	350,358	1,227	—	351,585
	$598,445	$1,455	$(10)	$599,890

Reported as
Cash and cash equivalents				$30,603
Marketable securities				569,287
Total investments				$599,890

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2018	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$18,270	$—	$—	$18,270
Corporate Securities	105,311	1	(345)	104,967
Government Securities	399,873	187	(804)	399,256
	$523,454	$188	$(1,149)	$522,493

Reported as
Cash and cash equivalents				$18,270
Marketable securities				504,223
Total investments				$522,493

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
September 30, 2019	Cost	Fair Value
(in thousands)
Mature in one year or less	$494,248	$495,292
Mature within two years	73,594	73,995
	$567,842	$569,287

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2019 and December 31, 2018 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
September 30, 2019	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$3,037	$(1)	$21,409	$(9)
Government Securities	15,606	(1)	—	—
	$18,643	$(2)	$21,409	$(9)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2018	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$84,666	$(310)	$17,805	$(35)
Government Securities	176,225	(672)	116,830	(132)
	$260,891	$(982)	$134,635	$(167)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. Therefore, the Company did not consider these securities to be other-than-temporarily impaired as of September 30, 2019 or December 31, 2018.

6. Sale of Additional Common Stock

In March 2018, we completed the sale of 8,395,000 shares of common stock which included shares issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $245.5 million after underwriting discounts, commissions and offering expenses.

7. Stock Based Compensation

Our Board of Directors (the Board) and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, the Board approved the 2013 Equity Incentive Plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan which became effective as of December 3, 2013. As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of September 30, 2019, the total number of shares of common stock available for issuance under the 2013 Plan is 11,434,273, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by the Board on January 1, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,251,181 shares. As of September 30, 2019, a total of 8,669,662 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP in 2019. As of September 30, 2019, we have issued a total of 386,221 shares of common stock under the ESPP.

During the nine months ended September 30, 2019, the Company awarded 39,666 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards is in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of September 30, 2019, we have granted a total of 73,599 shares of common stock subject to RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative	$2,474	$2,732	$6,337	$6,037
Research and development	7,040	3,388	18,336	9,436
	$9,514	$6,120	$24,673	$15,473

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$9,117	$5,832	$23,588	$14,723
ESPP	217	209	630	562
Restricted stock units	180	79	455	188
	$9,514	$6,120	$24,673	$15,473

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2018	5,966,928	$19.71	7.51
Options granted	1,918,375	$35.76
Options forfeited	(266,780)	$31.36
Options exercised	(387,430)	$17.95
Balances at September 30, 2019	7,231,093	$23.63	7.47	$78,789
Exercisable	3,831,677	$17.25	6.28	$63,736

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $33.73 per share as of September 30, 2019.

Weighted average fair value of options granted during the nine-month periods ended September 30, 2019 and 2018 were $20.71 and $17.57 per share, respectively. There were 1,679,400 options granted during the nine-month period ended September 30, 2018. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2019 and 2018:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (years)	6.0	6.1	6.0	6.1
Expected volatility	60.8%	72.8%	61.2%	73.1%
Risk-free interest rate	1.52%	2.87%	2.33%	2.56%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	55.0 - 71.4%	61.2 - 71.4%	55.0 - 71.4%	61.2 - 71.4%
Risk-free interest rate	1.47 - 2.70%	1.47 - 2.41%	1.47 - 2.70%	1.47 - 2.41%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2019, the unamortized compensation expense related to unvested stock options was $56.6 million. The remaining unamortized compensation expense will be recognized over the next 2.45 years. As of September 30, 2019, the unamortized compensation expense under our ESPP was $0.1 million. The remaining unamortized expense will be recognized over the next 0.2 years.

The following table summarizes the RSU activity for the nine-month period ended September 30, 2019:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2018	33,933	$27.64
Granted	39,666	35.94
Vested	(11,311)	27.64
Forfeited	(4,182)	31.12
Unvested at September 30, 2019	58,106	$33.05

As of September 30, 2019, the unamortized compensation expense related to unvested restricted stock units was $1.5 million. The remaining unamortized expense will be recognized over the next 2.2 years.

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

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of September 30, 2019, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at September 30, 2019 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2019	$698
2020	2,703
2021	2,587
2022	2,208
2023	1,352
2024	1,371
Thereafter	2,282
Total undiscounted lease payments	13,201
Less: Imputed interest	(1,922)
Present value of lease payments	$11,279

Lease liabilities - short-term	$2,197
Lease liabilities - long-term	9,082
Total lease liabilities	$11,279

Our operating lease cost and the cash payments for operating leases for the nine months ended September 30, 2019 were $2.0 million and $1.9 million, respectively. Rent expense for the nine months ended September 30, 2018 was $1.9 million.

At September 30, 2019, the weighted-average remaining lease term for operating leases was 5.7 years, and the weighted average discount rate for operating leases is 5.5%.

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

10. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the nine months ended September 30, 2019 and 2018.

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

The Company identified the following performance obligations under the Genentech Agreement: (i) the license of XmAb24306 and (ii) research services during a two-year period to identify up to potentially nine additional IL-15 candidates, each a separate research program and a separate performance obligation. The Company determined that the license and each of the potential research programs are separate performance obligations because they are capable of being distinct and are distinct in the context of the Genentech Agreement. The license to XmAb24306 has standalone functionality as Genentech has exclusive worldwide rights to the program, including the right to sublicense to third parties. Genentech has significant experience and capabilities in developing and commercializing drug candidates similar to XmAb24306, and Genentech is capable of performing these activities without the Company’s involvement. Upon the transfer of the license of XmAb24306, Genentech could develop and commercialize XmAb24306 without further assistance from the Company. The Company determined that the research services for each potential additional IL-15 candidate and research program were separate standalone performance obligations. The Genentech Agreement provides an outline of an integrated research plan for the programs to be conducted by the two companies, and the research activities are separate and distinct from the license to XmAb24306.

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

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. The license was transferred upon the effective date of the Genentech Agreement and when the Company subsequently transferred certain data related to the program to Genentech. The $8.3 million allocated to the research activities is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. A total of $1.6 million of revenue related to the research activities was recognized in the nine-month period ended September 30, 2019.

For the three and nine months ended September 30, 2019, we recognized $0.7 million and $113.2 million of income, respectively, from the Genentech Agreement. As of September 30, 2019, there is a $0.5 million payable related to cost-sharing development activities during the third quarter of 2019 for the XmAb24306 program. There is $6.8 million in deferred revenue as of September 30, 2019 which reflects our obligation to perform research services during the research term.

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

Pursuant to the Astellas Agreement, the Company will apply its bispecific Fc technology to research antibodies provided by Astellas to generate bispecific antibody candidates and will conduct limited testing and characterization of the bispecific candidates and return the candidates to Astellas for development and commercialization. The activities will be conducted under a research plan agreed to by both parties to the Astellas Agreement. Astellas will assume full responsibility for development and commercialization of the antibody candidate. Pursuant to the Astellas Agreement, the Company received an upfront payment of $15.0 million and is eligible to receive up to $240.0 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

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

The Company recognized the $13.6 million allocated to the bispecific antibodies when it satisfied its performance obligation and transferred the bispecific antibodies to Astellas in June 2019. Astellas transferred the research antibodies to the Company and the Company applied its bispecific technologies to and transferred the completed antibodies to Astellas. The $1.4 million allocated to the research activities is being recognized as the research services are being completed over the period of time the Company expects to complete the activities under the research plan.

No revenue was recognized under this arrangement for the three months ended September 30, 2019. For the nine months ended September 30, 2019, we recognized $13.8 million related to the arrangement and there is $1.2 million in deferred revenue as of September 30, 2019 related to our obligation to complete research activities under the Astellas Agreement.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. The Company received an upfront payment of $150.0 million and is eligible to receive additional development, regulatory and sales milestones.

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

The Company determined that the transaction price of the Novartis Agreement at inception was the $150.0 million upfront payment. The potential milestones were not included in the transaction price as these are contingent on future events, and the Company will not recognize these potential milestones in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.

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

We completed delivery of a Global Discovery Program in 2017 and delivery of a second Global Discovery Program in 2018. Under the Novartis Agreement, Novartis will assume full responsibility for development and commercialization of each Global Discovery product candidate that is delivered. Assuming successful development and commercialization of a Global Discovery Program, we are eligible to receive $50.0 million in development milestones, $100.0 million in regulatory milestones and $100.0 million in sales milestones for each program. Pursuant to ASC 606, the potential milestone payments are considered variable consideration and were not included in determining the transaction price at inception of the Novartis Agreement. The Company has elected the most-likely-amount method for recognizing variable consideration.

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis.

In the third quarter ended September 30, 2019, Novartis notified the Company that the United States Food and Drug Administration (FDA) had allowed its Investigational New Drug application (IND) that was submitted for a Global Discovery bispecific antibody candidate, and Novartis intends to initiate a Phase 1 clinical trial for the candidate. Based on the expectation of a patient being dosed in the study, the Company recognized $10.0 million of revenue related to the expected Phase 1 milestone in the three-month period ended September 30, 2019. This amount was also recorded as a contract asset on the balance sheet at September 30, 2019.

The Company recognized $10.0 million of revenue during the three and nine months ended September 30, 2019 in connection with the Novartis arrangement. The Company recognized $20.0 million of revenue in the three and nine months ended September 30, 2018. As of September 30, 2019 there is a receivable of $1.7 million related to cost-sharing of development activities for the third quarter of 2019 for the XmAb14045 and XmAb13676 programs, and $40.1 million in deferred revenue related to our obligation to deliver two additional Global Discovery Programs to Novartis under the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s bispecific technology. Under the Amgen Agreement, the Company licensed the rights to its internally developed, preclinical CD38 x CD3 bispecific antibody candidate to Amgen and also agreed to apply our bispecific technology to five previously identified Amgen targets (each a Discovery Program). The Company has received a total of $55.0 million in upfront payments and milestone payments and is eligible to receive up to an additional $600.0 million in milestone payments and royalties on approved products. Pursuant to ASC 606, the milestone payments are considered variable consideration and were not included in determining the transaction price at inception of the Amgen Agreement.

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

In the third quarter ended September 30, 2019, Amgen notified the Company that the FDA had allowed the IND that was submitted for AMG 509, a STEAP1 x CD3 bispecific antibody developed under the Amgen Agreement. Amgen indicated that it intends to initiate a Phase 1 clinical trial for AMG 509. Based on the expectation of a patient being dosed in the study, we recognized $5.0 million of revenue related to the expected Phase 1 milestone for the three months ended September 30, 2019. This amount was also recorded as a contract asset on the balance sheet at September 30, 2019.

We recognized $5.0 million of revenue under this arrangement during the three and nine months ended September 30 2019. No revenue was recognized under the arrangement during the same periods in 2018. As of September 30, 2019, there was no deferred revenue related to the arrangement.

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

There were no revenues recognized under this arrangement for the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company has no deferred revenue related to this agreement.

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

In the third quarter of 2018, Alexion completed certain regulatory submission filings for ALXN1210, and the Company received $9.0 million in milestone payments. In the fourth quarter of 2018, Alexion completed certain regulatory submission filings and also received FDA marketing approval, and the Company received $11.0 million in milestone payments.

In the second quarter of 2019, Alexion received marketing authorization from Japan’s Ministry of Health, Labour and Welfare, and the Company received a $4.0 million milestone.

In the third quarter of 2019, Alexion received marketing authorization from the European Commission, and the Company received a $4.0 million milestone.

Under ASC 606, we recognize revenue for sales-based royalties upon the subsequent sale of the product. We began earning royalty revenue from the sale of Ultomiris in 2019. For the three and nine months ended September 30, 2019, we have estimated royalty revenue of $1.4 million and $2.5 million, respectively, related to sales of Ultomiris.

We recognized $4.0 million and $8.0 million of milestone revenue under the arrangement for the three and nine months ended September 30, 2019. We also recognized $1.4 million and $2.5 million of royalty revenue under this arrangement for the three and nine months ended September 30, 2019. There was $9.0 million of revenue recognized under this arrangement for the three and nine months ended September 30, 2018. As of September 30, 2019, there is no deferred revenue related to this agreement.

Boehringer Ingelheim International GmbH

In 2007, the Company entered into a Research License and Collaboration Agreement with Boehringer Ingelheim International GmbH (BI). Under the agreement, the Company provided BI with a three-year research license to one of the Company’s technologies and commercial options. BI elected to exercise two commercial licenses from the compounds identified during the research term and one compound was in clinical development. In the third quarter of 2019, BI discontinued development of the compound and terminated the agreement. No revenue related to this arrangement was recognized for the three and nine months ended September 30, 2019 and 2018 and there is no deferred revenue related to this agreement at September 30, 2019.

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

The equity interest in INmune constituted of 1,585,000 shares of common stock and the option is to purchase up to an additional 10% of the fully diluted outstanding share of INmune for $10.0 million. We have recorded our equity interest in INmune at cost pursuant to ASC 323. We did not record our share of the net loss from INmune during the nine months ended September 30, 2019 or 2018, respectively, as the carrying value of this investment has been reduced to zero.

In 2018, INmune filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) which was declared effective by the SEC as of December 19, 2018.

The Company did not recognize any revenue related to the agreement for the three and nine months ended September 30, 2019 and 2018. There is no deferred revenue as of September 30, 2019 related to this agreement.

VIR Biotechnology, Inc.

In the third quarter of 2019, the Company entered into a Patent License Agreement (the VirBio Agreement) with VIR Biotechnology (VirBio) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the VirBio Agreement, the Company received an upfront payment and is eligible to receive total milestones of $155.5 million which include $5.5 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low single digits.

The Company evaluated the VirBio Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to VirBio upon execution of the VioBio Agreement in July 2019.

The Company recognized $0.7 million of license and milestone revenue related to the agreement for the three and nine months ended September 30, 2019. There is no deferred revenue as of September 30, 2019 related to this agreement.

Revenue earned

The revenues recorded for the three and nine months ended September 30, 2019 were earned principally from the following licensees (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Alexion	$5.4	$9.0	$10.5	$9.0
Amgen	5.0	—	5.0	—
Astellas	—	—	13.8	—
Genentech	0.7	—	113.2	—
Novartis	10.0	20.0	10.0	20.0
Vir Biotechnology	0.7	—	0.7	—
Total	$21.8	$29.0	$153.2	$29.0

The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Research collaboration	$0.6	$20.0	$15.2	$20.0
Milestone	19.3	9.0	23.3	9.0
Licensing	0.5	—	112.2	—
Royalties	1.4	—	2.5	—
Total	$21.8	$29.0	$153.2	$29.0

Remaining Performance Obligations and Deferred Revenue

Our remaining performance obligations are delivery of two Global Discovery Programs under the Novartis Agreement and the conduct of research activities pursuant to research plans under the Genentech and Astellas Agreements. As of September 30, 2019 and 2018, we have deferred revenue of $48.2 million and $40.1 million, respectively. As of September 30, 2019, $45.6 million was classified as current liabilities as our obligations to perform services are due on demand when requested by Novartis and Astellas under the Novartis Agreement and Astellas Agreement, respectively; $2.6 million of the deferred revenue liability is classified as long-term for the obligation to perform research services to Genentech after one year.

11. Income taxes

The provision for income taxes of $0.6 million for the nine months ended September 30, 2019 represents the interim period tax allocation of the state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has a federal income tax receivable of $0.8 million at September 30, 2019 related to refundable alternative minimum tax credits. As of September 30, 2019, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

In April 2019, the FDA lifted the partial clinical hold that had been placed on the Phase 1 study of XmAb14045 in February 2019, when we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. The FDA’s decision to lift the hold followed discussion and agreement on amendments to the study protocol, including guidance on the monitoring and clinical management of cytokine release syndrome. In July 2019, we resumed enrolling patients in the trial based on the amended protocol. In 2020, we plan to initiate additional clinical studies evaluating XmAb14045.

●	XmAb13676 is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb13676 in patients with B-cell malignancies. This program was also partnered with Novartis pursuant to the Novartis Agreement. In December 2018, as part of a strategic realignment of its pipeline, Novartis notified us of its decision to return its rights to XmAb13676. The Novartis rights to XmAb13676 reverted to us in June 2019. We continue to develop XmAb13676 as planned and expect to present initial data from the Phase 1 study at the ASH Annual Meeting in December 2019.
●	XmAb18087 is a bispecific antibody that targets somatostatin receptor 2 (SSTR2) and the cytotoxic T-cell binding domain CD3 for the treatment of neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST). In February 2018, we dosed the first patient in a Phase 1 study. XmAb18087 is our first CD3 bispecific antibody to be evaluated in solid tumors. We expect to provide initial data from this study in the first half of 2020.

We are also advancing a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoint or co-stimulatory receptors. We are advancing three TME activator candidates through clinical development: XmAb20717, XmAb22841, and XmAb23104:

*	XmAb20717 simultaneously targets PD-1 and CTLA-4, both immune checkpoint receptors, and is being developed in broad oncology indications including solid tumors. In July 2018, we dosed the first patient in an open label, Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in the first half of 2020.
*	XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. In May 2019, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors.
*	XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We intend to advance XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In May 2019, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors.

In 2018, we expanded our bispecific Fc platform with the design of our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer duration of action.

*	Our first cytokine candidate is XmAb24306, an IL15/IL15-receptor alpha complex fused to a bispecific Fc domain (IL15/IL15Ra-Fc). We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines like XmAb24306. In February 2019, we entered into the Genentech Agreement to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs. We will support Genentech’s efforts to submit an IND for XmAb24306, which is expected by year-end.

XmAb24306 is currently in Investigational New Drug application (IND)-enabling studies, and we are supporting Genentech’s efforts to submit an IND for this candidate, which is currently expected in the second half of 2019.

We have also created a suite of wholly-owned compounds using our Immune Inhibitor Fc Domain.

*	XmAb5871 uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We have completed Phase 2 clinical trials for XmAb5871 in three autoimmune diseases: Systemic Lupus Erythematosus (SLE), IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA).

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

*	XmAb7195 uses our Immune Inhibitor Fc Domain and is being developed for the treatment of severe asthma and allergic diseases. In May 2016, we reported complete data from the Phase 1a trial with XmAb7195 treating patients with high baseline IgE levels. In 2017, we announced data from a Phase 1b trial for XmAb7195 with a subcutaneous formulation. The data from the trial showed that subcutaneous administration of XmAb7195 was well tolerated and effective at reducing free and total IgE levels in patients in the study. The results support subcutaneous delivery for future development. We are seeking a development partner for XmAb7195.

Licensing partnerships: We have nine partnerships for the licensing of our XmAb technologies and XmAb candidates. These arrangements provide upfront payments, annual licensing fees, potential milestone payments and royalties as our partners advance compounds that incorporate our technology through clinical development. These payments provide us with multiple revenue streams that help fund development of our product candidates and usually require limited resources or efforts from us. Where possible, we structure such transactions to retain long-term value in the drug candidates through profit-split arrangements or retaining commercial rights to geographic areas. In 2019, we entered into collaborations and licensing transactions with Genentech and Astellas for which we received upfront payments of $120.0 million and $15.0 million, respectively.

The most advanced program where we have licensed our technology is Alexion’s Ultomiris®, formerly ALXN1210. Alexion has received marketing authorizations from regulatory agencies in the U.S., Europe, and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH). In October 2019, Alexion announced that it received marketing authorization in the U.S. for the treatment of atypical hemolytic uremic syndrome (aHUS) to inhibit complement-mediated thrombotic microangiopathy (TMA).

Examples of other partnership and collaborations in which we have licensed antibodies to other pharmaceutical and biotechnology companies for further development include our MorphoSys, Amgen and Novartis collaborations:

*	MorphoSys: In 2010 we licensed tafasitamab (MOR208) to MorphoSys. In 2017, MorphoSys advanced tafasitamab into a Phase 3 clinical trial, and MorphoSys has indicated plans to submit a Biologics License Application (BLA) to the FDA by year-end and to the European authorities in 2020.
*	Amgen: In 2015 we licensed our preclinical CD38 x CD3 bispecific antibody, now AMG 424, to Amgen, and Amgen is enrolling a Phase 1 study for AMG 424. As part of our research collaboration, we also created and licensed to Amgen, AMG 509, a STEAP1 x CD3 bispecific antibody. In the third quarter of 2019, Amgen indicated to us that an IND has been allowed by the FDA, and they expect to dose the first patient in a Phase 1 study.
*	Novartis: In connection with our 2016 Novartis collaboration, we created and licensed to Novartis undisclosed bispecific antibodies. In the third quarter of 2019, Novartis indicated to us that an IND for one of the bispecific candidates has been allowed by the FDA, and they expect to dose the first patient in a Phase 1 study for this drug candidate.

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

As of September 30, 2019, we had an accumulated deficit of $269.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended
	September 30,
	2019	2018	Change
Revenues:
Research collaboration	$0.6	$20.0	$(19.4)
Milestone	19.3	9.0	10.3
Licensing	0.5	—	0.5
Royalties	1.4	—	1.4
Total revenues	21.8	29.0	(7.2)
Operating expenses:
Research and development	29.8	21.0	8.8
General and administrative	6.2	7.4	(1.2)
Total operating expenses	36.0	28.4	7.6
Other income, net	3.7	2.5	1.2
Income (loss) before income tax expense (benefit)	(10.5)	3.1	(13.6)
Income tax expense (benefit)	(0.3)	—	(0.3)
Net income (loss)	$(10.2)	$3.1	$(13.3)

Revenues

Revenues for the three months ended September 30, 2019 are primarily from milestone revenue recognized from our Alexion, Amgen and Novartis collaborations. Revenue recognized for the three months ended September 30, 2018 is primarily from our research collaboration with Novartis and milestone revenue from our Alexion collaboration.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended
	September 30,
	2019	2018	Change
Product programs:
XmAb5871 programs	$2.4	$5.6	$(3.2)
XmAb7195 programs	—	0.3	(0.3)
Bispecific programs:
CD3*	9.7	5.1	4.6
Tumor micro environment (TME) activators	7.7	6.4	1.3
Cytokines*	6.1	1.3	4.8
Subtotal Bispecific programs	23.5	12.8	10.7
Other, research and early stage programs	3.9	2.3	1.6
Total research and development expenses	$29.8	$21.0	$8.8

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $8.8 million for the three months ended September 30, 2019 over the same period in 2018 due to increases in stock-based compensation charges of $3.7 million and additional spending on our pipeline of bispecific candidates. Increased spending in development activities for our bispecific cytokines, CD3 and TME activators candidates and technologies were partially offset by decreased spending in our XmAb5871 program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended
	September 30,
	2019	2018	Change
General and administrative	$6.2	$7.4	$(1.2)

General and administrative expenses decreased by $1.2 million for the three months ended September 30, 2019 over the same period in 2018 primarily due to decreased spending on expenses related to personnel.

Other Income, Net

Other income was $3.7 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase in other income was primarily from higher interest income earned from our investments in 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended
	September 30,
	2019	2018	Change
Revenues:
Research collaboration	$15.2	$20.0	$(4.8)
Milestone	23.3	9.0	14.3
Licensing	112.2	—	112.2
Royalties	2.5	—	2.5
Total revenues	153.2	29.0	124.2
Operating expenses:
Research and development	91.3	70.3	21.0
General and administrative	17.5	17.0	0.5
Total operating expenses	108.8	87.3	21.5
Other income, net	10.0	6.1	3.9
Income (loss) before income tax expense	54.4	(52.2)	106.6
Income tax expense	0.6	—	0.6
Net income (loss)	$53.8	$(52.2)	$106.0

Revenues

Revenues recognized for the nine months ended September 30, 2019 are primarily from licensing and collaboration revenue recognized under the Genentech and Astellas Agreements, as well as milestone revenue recognized from the Alexion, Amgen and Novartis collaborations. Revenue for the same period in 2018 was primarily from our Novartis collaboration and milestone revenue from our Alexion collaboration.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended
	September 30,
	2019	2018	Change
Product programs:
XmAb5871 programs	$14.4	$17.4	$(3.0)
XmAb7195 programs	0.4	0.5	(0.1)
Bispecific programs:
CD3*	27.0	15.9	11.1
Tumor micro environment (TME) activators	22.1	25.8	(3.7)
Cytokines*	17.0	3.8	13.2
Subtotal Bispecific programs	66.1	45.5	20.6
Other, research and early stage programs	10.4	6.9	3.5
Total research and development expenses	$91.3	$70.3	$21.0

*Net of reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $21.0 million for the nine months ended September 30, 2019 over the same period in 2018 due to increased stock-based compensation charges of $9.0 million and additional spending on our pipeline of bispecific candidates. Increased spending in development activities for our bispecific cytokines and CD3 candidates and technologies were offset by decreased spending in XmAb5871 and our TME activator candidates.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended
	September 30,
	2019	2018	Change
General and administrative	$17.5	$17.0	$0.5

General and administrative expenses increased by $0.5 million for the nine months ended September 30, 2019 over the same period in 2018 primarily due to additional spending on intellectual property including patents and licenses and expenses related to professional services.

Other Income, Net

Other income was $10.0 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in other income was primarily from higher interest income earned from our investments in 2019.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018	Change
Net cash (used in) provided by:
Operating activities	$83,951	$(62,975)	$146,926
Investing activities	(66,697)	(171,633)	104,936
Financing activities	7,689	253,076	(245,387)
Net increase in cash	$24,943	$18,468	$6,475

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 increased by $146.9 million over amounts reported for the nine months ended September 30, 2018 primarily due to upfront payments received from collaborations in the nine-month period ended September 30, 2019.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 decreased by $245.4 million over the same period in 2018 which reflects proceeds received from our financing in March 2018 and additional proceeds received from the exercise of stock options.

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

We have not sold any shares under the Distribution Agreement and the Distribution Agreement terminated October 7, 2019.

In March 2018, we completed the sale of 8,395,000 shares of common stock which included shares issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $245.5 million after underwriting discounts, commissions and offering expenses.

As of September 30, 2019, we had $620.5 million of cash, cash equivalents and marketable securities compared to $530.5 million at December 31, 2018. The investments in marketable securities are further described above in footnote 5 to the notes to the financial statements. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the nine months ended September 30, 2019.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2019.

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

10.1*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Indicates management contract or compensatory plan

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

Dated: November 5, 2019