Form 10-K
period 2019-12-31
Xencor Inc
filed 2020-02-25
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1622502 (I.R.S. Employer Identification No.)
111 West Lemon Avenue, Monrovia, CA (Address of Principal Executive Offices)	91016 (Zip Code)

(626) 305-5900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XNCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2019 was $2,291,908,831.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 14, 2020 was 56,943,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

Xencor, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

The Xencor logo is a trademark of Xencor, Inc. XmAb, PDA and Protein Design Automation are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (Annual Report), may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

●	the initiation, cost, timing, progress and results of our research and development activities, preclinical studies and future clinical trials;
●	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;
●	our ability to obtain funding for our operations;
●	our plans to research, develop and commercialize our future product candidates;
●	our strategic alliance partners’ election to pursue development and commercialization;
●	our ability to attract collaborators with development, regulatory, and commercialization expertise;
●	our ability to obtain and maintain intellectual property protection for our future product candidates;
●	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;
●	our ability to successfully commercialize our future product candidates;
●	the rate and degree of market acceptance of our future product candidates;
●	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;
●	regulatory developments in the United States (U.S.) and foreign countries;
●	the performance of our third-party suppliers and manufacturers;
●	the success of competing therapies that are or become available;
●	the loss of key scientific or management personnel;
●	our failure to successfully execute our growth strategy including any delays in our planned future growth;

●	our failure to maintain effective internal controls; and
●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report, and except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise after the date of this Annual Report. We qualify all of our forward-looking statements by these cautionary statements.

Item 1. Business.

Our Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and other protein therapeutics to treat severe and life-threatening diseases with unmet medical needs. We are developing a suite of clinical-stage drug candidates, ourselves and with our partners, from our proprietary XmAb® technology platforms that are designed to treat cancer and autoimmune diseases. In contrast to conventional approaches to antibody design, which focus on the segment of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the parts of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This segment, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

We believe our XmAb technologies enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life, or stabilizing novel antibody and other protein structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By designing antibodies and other protein molecules with improved function, we believe that our XmAb-engineered proteins offer innovative approaches to treating disease and potential clinical advantages over other treatments. For example, our partner Alexion, used our Xtend™ Fc technology to enhance the half-life of Ultomiris®, a complement inhibitor antibody, to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®. Ultomiris is approved for marketing in the United States (U.S.), the European Union and Japan for the treatment of adult patients with the rare blood disease paroxysmal nocturnal hemoglobinuria (PNH) and also approved in the US for the treatment of patients with atypical hemolytic uremic syndrome (aHUS).

In December 2019, our partner MorphoSys AG submitted a Biologics License Application (BLA) to the US Food and Drug Administration (FDA) for tafasitamab (MOR208/XmAb5574) for the treatment of patients with relapsed/refractory diffuse large B cell lymphoma (DLBCL). Tafasitamab was initially developed by us and incorporates our Cytotoxic Fc domain to enhance its tumor killing properties.

Our protein engineering capabilities allow us to continually explore new functionality in the Fc region, which provides us with opportunities to:

●	Identify new technology platforms;
●	Identify new drug candidates for internal development; and
●	Provide collaboration and licensing opportunities with partners for access to our technologies, to our drug candidates, or a combination of both.

The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies and other protein structures that can bind two or more different targets simultaneously.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered monoclonal antibodies and other proteins in oncology and autoimmune to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

1.Advance the clinical development of our bispecific Fc domain development candidates.  Our XmAb bispecific technology and protein engineering capabilities allow us the opportunity to rapidly develop multiple drug candidates with dual targeting mechanisms for the treatment of various cancers including hematologic malignancies and solid tumors as well as autoimmune diseases. We and our partners have initiated Phase 1 studies for six of these candidates and a seventh is expected to dose a Phase 1 study in early 2020, and we plan to advance additional bispecific antibodies and cytokines, currently in preclinical development, in the future.
2.Build a large and diversified portfolio of product candidates. We aim to create new XmAb-engineered antibody and cytokine product candidates that exploit the novel properties of our XmAb technology platform for preclinical and clinical development by us or, if appropriate, license certain candidates to leading pharmaceutical and biotechnology companies.
3.	Continue to monetize and expand the use of our XmAb technology platform and XmAb candidates. We continuously seek opportunities to maximize the value of our XmAb technologies and drug candidates and will selectively license our drug candidates and access to certain of our technologies to leading pharmaceutical and biotechnology companies.

Since we began focusing our efforts on the potential applications of our bispecific Fc domain, we and our partners have advanced ten drug candidates using our bispecific Fc domain into clinical development, we have expanded the functionality of our bispecific Fc technology and have entered into three collaborations with major pharmaceutical companies that have generated over $340.0 million in total upfront and milestone payments.

In 2019, we received a total of $164.0 million in upfront payments, milestones and royalties from our partnerships and collaborations including: upfront payments from Genentech and Astellas of $120.0 million and $15.0 million, respectively; milestone payments from Novartis and Amgen of $10.0 million and $5.0 million, respectively; and a total of $13.0 million in milestones and royalties from Alexion.

In early 2020, we will receive $16.0 million in licensing payments including an upfront payment of $6.0 million from Gilead and $10.0 million from Aimmune, which includes a $5.0 million upfront payment and Aimmune Common Stock having an aggregate value of $5.0 million.

4.	Broaden the functionality of our XmAb technology platform. We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platform. Our bispecific technology, which uses our heterodimeric Fc domain to enable molecules with dual target binding, is the most recent example of the expanding functionality of our XmAb technology platform, and we have applied it to create a wide range of novel therapeutic candidates.
5.	Continue to expand our patent portfolio protecting our XmAb technologies and XmAb candidates. We seek to expand and protect our development programs and product candidates by filing and prosecuting patents in the United States and other countries.

XmAb® Technologies

A distinguishing feature of our XmAb technologies is our modular approach to protein engineering. This provides us with flexibility to seek out new applications of the bispecific Fc domain, allows us to design drug candidates with distinct and novel mechanisms-of-action, and also allows for different variable target combinations. This approach is illustrated through our expansion of our bispecific Fc platform and the novel candidates that we have designed.

CD3 candidates: the initial bispecific antibody candidates we designed were created with our engineered heterodimer Fc domain, or bispecific Fc domain, and are dual-antigen targeting molecules, containing an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T-cells. The goal of the “CD3 bispecific” is to recruit or activate T cells against tumor cells expressing the antigen target. We are currently conducting Phase 1 studies for three CD3 bispecific antibody candidates: XmAb14045, plamotamab (XmAb13676), and XmAb18087.

TME activator candidates: we expanded the functionality of our bispecific Fc platform with a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints or co-stimulating receptors. These TME activator candidates use our bispecific Fc domain and incorporate our Xtend technology for longer half-life. We are currently conducting Phase 1 studies for three TME activator candidates: XmAb20717, XmAb22841, and XmAb23104.

Cytokine candidates: the most recent expansion of our bispecific Fc platform is our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have their potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer half-life. Our first cytokine candidate is XmAb24306, an IL-15/IL-15Ra cytokine complex built with our bispecific Fc domain, which we believe is a promising candidate for oncology combination therapies. In December 2019, the investigational new drug (IND) application submitted for XmAb24306 by our partner Genentech was allowed by the FDA. Genentech plans to initiate a Phase 1 clinical study of XmAb24306 in 2020. Our second cytokine candidate is XmAb27564, an IL-2 Fc fusion protein with our bispecific Fc domain, which is currently in IND-enabling studies.

We continue to invest in our protein engineering efforts to identify additional novel technologies and drug candidates.

Other XmAb Fc Technologies

Our business, research, and clinical efforts are in developing and advancing our bispecific Fc technology and pipeline of drug candidates in oncology and autoimmune diseases. We have also designed additional Fc technologies and XmAb drug candidates that we have partnered with other companies, and we will continue to seek additional partnering and licensing opportunities for these technologies and candidates. Our Fc domains and technologies include:

1.	Immune Inhibitor Fc Domain – selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb;
2.	Cytotoxic Fc Domain – increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells; and
3.	Xtend™ Fc Domain – extended antibody half-life, targeting the receptor FcRn on endothelial cells.

XmAb Bispecific Fc Drug Candidates

There are currently ten drug candidates that have been engineered with our bispecific Fc domain in clinical development: five candidates are wholly owned and are being evaluated by us in Phase 1 studies, two candidates are being co-developed with our partners, and three candidates are being advanced into clinical studies by our partners. Eight of the candidates are currently advancing in Phase 1 studies, and two additional candidates have IND applications that have been allowed by the FDA and which expect to initiate clinical studies in 2020.

Wholly Owned	Co-developed with Partners	Developed by Partners
Plamotamab (XmAb13676)	XmAb14045	AMG 424
XmAb18087	XmAb24306	AMG 509
XmAb20717		Novartis undisclosed
XmAb22841
XmAb23104

Drug candidates with our bispecific Fc domain in clinical development include:

1.	XmAb14045 is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. It is being developed in collaboration with our partner Novartis Institutes for BioMedical Research, Inc. (Novartis) and is being evaluated in a Phase 1 study. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb14045 in patients with relapsed or refractory AML and other CD123-expressing hematologic malignancies. We presented initial data from the study in December 2018 at the American Society of Hematology (ASH) Annual Meeting. The data presented indicated multiple complete remissions had been achieved with weekly dosing of XmAb14045 in this heavily pretreated patient population.

In February 2019, we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. In April 2019, the FDA lifted the partial clinical hold following discussion and agreement on amendments to the study protocol, including guidance on the monitoring and clinical management of cytokine release syndrome. In July 2019, we resumed enrolling patients in the study based on the amended protocol. In 2020, pending agreement with our partner, Novartis, we plan to initiate additional clinical studies evaluating XmAb14045.

2.	Plamotamab (XmAb13676) is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of plamotamab in patients with B-cell malignancies. This program was also partnered with Novartis as part of our Novartis collaboration. In December 2018, as part of a strategic pipeline reprioritization, Novartis notified us of its decision to return its rights to develop and commercialize plamotamab, which became effective in June 2019.

At the ASH Annual Meeting in December 2019, we presented preliminary safety and anti-tumor activity of plamotamab in patients with relapsed/refractory non-Hodgkin’s lymphoma (NHL) and chronic lymphocytic leukemia (CLL). As of November 8, 2019, the data cut-off for analysis, 53 patients were treated with plamotamab monotherapy with 45 NHL patients and 8 CLL patients. Plamotamab was generally well tolerated with safety events mild or moderate in severity. Cytokine release syndrome (CRS) was reported in 53% (28 of 53) patients with most CRS occurring with the first dosing of the drug. Plamotamab demonstrated clinical activity in DLBCL at doses of 80 mcg/kg and higher (the top dose through the cut-off date was 170 mcg/kg) in a dose-dependent manner. In DLBCL, the objective response rate (ORR) was 7/18 (38.0%), and the complete response rate (CRR) was 5/18 (27.8%).

We continue to enroll patients in the ongoing dose-escalation study, and we are planning to initiate additional studies for plamotamab.

3.	XmAb18087 is a bispecific antibody that targets somatostatin receptor 2, or SSTR2, a target on neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST), and CD3. In February 2018, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb18087 in patients with NET or GIST. XmAb18087 is our first CD3 bispecific antibody to be evaluated in solid tumors. We expect to provide initial data from this study in 2020.
4.	XmAb20717 is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and is being developed in broad oncology indications including patients with solid tumors. In July 2018, we dosed the first patient in an open-label Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in 2020.
5.	XmAb22841 is a bispecific antibody that targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed in multiple oncology indications. We are advancing XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In May 2019, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors.
6.	XmAb23104 is a bispecific antibody that targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed in multiple oncology indications. In May 2019, we dosed the first patient in a an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors.
7.	XmAb24306, our initial cytokine candidate, is an IL15/IL15-receptor alpha complex fused to our bispecific Fc domain (IL15/IL15Ra-Fc) and incorporates our Xtend technology for extended half-life. We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines like XmAb24306. In February 2019, we entered into a research and license agreement with Genentech, Inc. and F. Hoffmann-LaRoche Ltd. (collectively Genentech), to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs. In December 2019, the IND application submitted for XmAb24306 by our partner Genentech was allowed by the FDA. Genentech plans to initiate a Phase 1 clinical study of XmAb24306 in 2020.
8.	Amgen-Xencor XmAb bispecific antibody candidates: Amgen, Inc. (Amgen) is advancing two bispecific antibody candidates that were developed with our bispecific Fc technology under our collaboration with them.
a.	AMG 424 is a CD38 x CD3 bispecific antibody candidate that is currently in Phase 1 clinical study that is enrolling patients with multiple myeloma.
b.	AMG 509 is a STEAP1 (six transmembrane epithelial antigen of prostate 1) x CD3 bispecific antibody candidate for the treatment of patients with prostate cancer. The FDA has allowed the IND application to proceed, and Amgen has indicated it expects to initiate a Phase 1 study for this candidate in 2020.
9.	Novartis-Xencor XmAb bispecific antibody candidate: in December 2019, Novartis initiated a Phase 1 clinical study with an undisclosed bispecific antibody candidate that was developed with our bispecific Fc technology under our collaboration with them.

XmAb Immune Inhibitor Fc Candidate

Obexelimab (XmAb5871) uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We believe that obexelimab has the potential to address a key unmet need in autoimmune diseases due to its combination of potent reversible B-cell inhibition without B-cell depletion, enabling the immune system to resume natural function once treatment is no longer needed. We have completed Phase 2 clinical trials for obexelimab in three autoimmune disease areas: Systemic Lupus Erythematosus (SLE), IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA). We have also completed a Phase 1 bioequivalence trial using a subcutaneous (SC) formulation, and we expect that further clinical studies of obexelimab could be conducted with the SC formulation. We believe that the clinical trials that we have conducted with obexelimab show the potential of this molecule in treating B-cell mediated autoimmune indications. We are looking to continue developing obexelimab in additional late-stage clinical trials with a partner that has the resources and infrastructure to maximize the potential of this compound.

Collaborations

An important part of our business strategy is to leverage the value of our Fc technologies and drug candidates with partnerships and collaborations. Our goal in such partnerships is to a retain a major economic interest in drug candidates that we develop or, are developed with our XmAb technologies, in the form of retention of U.S. commercial rights, profit-sharing interest, co-development opportunities, upfront payments, milestones, and royalties on approved drug candidates. We seek to partner with companies that can provide infrastructure for late stage development, have a track record of developing and commercializing oncology drug candidates, or have a pipeline of development and commercial compounds for potential combination with our bispecific compounds. The plug-and-play nature of our technologies allows us to license access to our bispecific Fc platform to partners with limited effort or resources on our part.

We primarily enter into three types of collaborations to broaden the use of our technology or to advance the development of our drug candidates. We have co-development collaborations with Genentech for XmAb24306 and with Novartis for XmAb14045, in which we share development activities and costs in order to bring significant resources to develop the program. We have product candidate license agreements with MorphoSys for tafasitamab and with Aimmune Therapeutics (Aimmune) for XmAb7195, in which they conduct all future development and commercialization and we receive license fees, milestone payments and royalties on sales. We also have several XmAb technology license agreements with a variety of partners that monetize limited access to one or more of our Fc technologies in return for license fees, milestones and royalties.

A summary of our key collaboration and partnerships include:

Genentech

In February 2019, we entered into a research and license agreement with Genentech (the Genentech Agreement) to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including XmAb24306, a Collaboration Product. We are jointly collaborating on the worldwide development of XmAb24306 and potentially other IL-15 cytokine therapeutics, each a Collaboration Product, with Genentech maintaining worldwide commercialization rights, subject to us having a co-promotion option in the U.S. We retain the right to perform clinical studies of Collaboration Products at our sole expense in combination with other therapeutic agents, subject to certain restrictions. Genentech received a worldwide exclusive license to XmAb24306 and other Collaboration Products. The key aspects of the agreement include:

●	We received an upfront payment of $120.0 million and are eligible to receive up to $160.0 million in clinical milestone payments for XmAb24306 and up to $180.0 million in clinical milestone payments for each new Collaboration Product,
●	We are eligible to receive a 45% share of net profits from sales of XmAb24306 and other Collaboration Products, while also sharing in the net losses at the same percentage rate,

●	We are sharing in 45% of development and commercialization costs of XmAb24306, while Genentech will pay for commercial launch costs, and
●	We are conducting a two-year joint research program with Genentech to discover additional IL-15 programs, including ones targeted to specific immune cells, and we are eligible for clinical milestone payments for new Collaboration Products developed under a research plan.

In December 2019, the IND application submitted for XmAb24306 by Genentech was allowed by the FDA. Genentech plans to initiate a Phase 1 clinical study of XmAb24306 in 2020.

Astellas

In March 2019, we entered into a Research and License Agreement (Astellas Agreement) with Astellas Pharma Inc. (Astellas) pursuant to which the Company and Astellas will conduct a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.

Pursuant to the Astellas Agreement, we are applying our bispecific Fc technology to an antigen pair provided by Astellas to generate bispecific antibody candidates and are conducting limited testing and characterization of the bispecific antibody candidates and will return the candidates to Astellas for development and commercialization. The activities are being conducted under a research plan agreed to by both parties. Astellas will assume full responsibility for development and commercialization of the antibody candidate. Pursuant to the Astellas Agreement, we received an upfront payment of $15.0 million, and we are eligible to receive up to $240.0 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones and royalties on net sales that range from the high-single to low-double digit percentages.

During 2019, we completed delivery of bispecific drug candidates to Astellas and are conducting testing and characterization of the candidates.

Aimmune

In February 2020, we entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune, in which we granted them an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. Under the Aimmune Agreement, Aimmune will be responsible for all further development and commercialization activities for XmAb7195. We will receive an upfront payment of $10.0 million which includes $5.0 million in cash proceeds and shares of Aimmune common stock with an aggregate value of $5.0 million, and we are eligible to receive up to $385.0 million in milestones, which include $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties on net sales of approved products from high-single to mid-teen percent range.

Gilead

In January 2020, we entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), in which we provided an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional compounds directed to the same molecular target. Xencor retains the right to grant licenses for other antibodies directed to the target. These additional antibodies selected by Gilead are subject to our approval. Gilead is responsible for all development and commercialization activities for all target candidates. We received an upfront payment of $6.0 million and are eligible to receive up to $67.0 million in milestones, which include $10.0 million in development milestones, $27.0 million in regulatory milestones and $30.0 million in sales milestones for each antibody selected. In addition, we are eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

Gilead has advanced the initial compound GS-9722, into Phase 1 clinical studies.

Novartis

In June 2016, we entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis to develop and commercialize bispecific and other Fc engineered antibody drug candidates. Key aspects to the agreement include:

●	We received a $150.0 million upfront payment and are eligible to receive up to $2.1 billion in milestone payments.
●	We granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and plamotamab, our two lead bispecific clinical candidates. In December 2018, Novartis returned all their rights to plamotamab to us. In November 2019, we and Novartis amended the Novartis Agreement and Novartis paid us $1.4 million in settlement of its remaining projected cost-sharing obligations due for the plamotamab program.
●	We are eligible to receive up to $325.0 million in milestone payments in connection with the development of XmAb14045, including $90.0 million in development milestones, $110.0 million in regulatory milestones, and $125.0 million in sales milestones, and low-double digit royalties on sales of approved products in all territories outside the United States (ex-U.S. rights). We retained the commercialization rights to all XmAb14045 candidates in the U.S.
●	We and Novartis are co-developing XmAb14045 worldwide and sharing development costs equally.
●	We will also apply our bispecific technology to up to four target pair antibodies selected by Novartis, subject to approval by us. Novartis is responsible for development and commercialization of each global discovery product candidate. We are eligible to receive up to $250.0 million in milestone payments for each global discovery program which includes $50.0 million in development milestones, $100.0 million in regulatory milestones, and $100.0 million in sales milestones and royalties in the mid-single digit range on global net sales of approved products.
●	We have the right to participate in the development and commercialization of one of the global discovery programs prior to submission of an IND for such program. If we elect to participate in development, we will assume responsibility for 25% of the worldwide development costs for the program and 50% of commercialization costs and will receive 50% of the U.S. profits on net sales of the product.
●	We completed delivery of one bispecific antibody candidate for a global discovery program in 2017 and one bispecific antibody candidate for a global discovery program in 2018. In December 2019, Novartis dosed the first patient in a Phase 1 study of an undisclosed bispecific antibody candidate that was a target pair antibody, and we received a $10.0 million milestone.
●	We also granted Novartis a non-exclusive research license to our cytotoxic, Xtend, and Immune Inhibitor Fc technologies to research, develop, commercialize and manufacture antibodies against up to 10 targets selected by Novartis, subject to approval by us. For each program that advances to development, we are eligible to receive up to $76.0 million in milestone payments and also low single-digit royalties on global net sales of approved products.

Amgen

In September 2015, we entered into a research and license agreement (the Amgen Agreement) with Amgen to develop and commercialize products using our bispecific technology. Under the Amgen Agreement, we licensed the rights to our internally developed, preclinical CD38 x CD3 bispecific antibody candidates to Amgen and also agreed to apply our bispecific technology to five previously identified Amgen antibodies. We have received $60.5 million in upfront and milestone payments and are eligible to receive up to an additional $600.0 million in milestone payments and royalties on approved products. Amgen is responsible for all development of the bispecific antibody candidates under the Amgen Agreement. Current programs in development from the Amgen collaboration include:

●	AMG 424, a bispecific antibody that targets CD38 and CD3 and is in clinical development for multiple myeloma. The program is currently in a Phase 1 clinical study, and we are eligible to receive up to $345.0 million in additional milestones payments and royalties from high-single to low-double digit percentage range on the sale of approved products from this program, and
●	AMG 509, a bispecific antibody that targets STEAP1 and CD3 and is being developed for patients with prostate cancer. Amgen has received FDA allowance for its IND submission and plans to initiate a Phase 1 study for this candidate in 2020. We received a $5.0 million milestone related to allowance of the IND, and we are eligible to receive up to $255.0 million in additional milestone payments and tiered royalties in the mid-to-high-single digit percentage range on the sale of approved products.

Alexion

In 2013, we licensed Alexion Pharmaceuticals, Inc. (Alexion) the right to access our Xtend Fc domain, which Alexion used to develop Ultomiris, an improved version of Alexion’s commercialized Soliris product. The Xtend technology has increased the half-life of Ultomiris by over three-fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris.

In December 2018, Alexion received U.S. marketing approval for Ultomiris for the treatment of adult patients with PNH. During 2019, Alexion received marketing approval in Europe and Japan for Ultomiris for the treatment of adult patients with PNH and also marketing approval in the U.S. for the treatment of adult patients with atypical hemolytic uremic syndrome (aHUS). During 2019, we received $8.0 million in milestone payments and recorded royalty revenue of $5.0 million from this partnership. We are eligible to receive an additional $30.0 million in sales milestones and a continued low-single digit percent royalty on the sale of approved products.

MorphoSys

In June 2010, we entered into a collaboration and license agreement (the MorphoSys Agreement) with MorphoSys AG (MorphoSys) to license the worldwide rights to tafasitamab (formerly MOR208 and XmAb5574). Tafasitamab is an anti-CD19 antibody drug candidate initially developed by us, and it incorporates our XmAb Cytotoxic Fc domain.

MorphoSys submitted a BLA to the FDA in December 2019 for treating patients with DLBCL. We are eligible to receive an additional $37.5 million in regulatory milestones related to DLBCL. We are also eligible to receive up to $98.0 million in additional milestones for development of tafasitamab in additional oncology indications and $50.0 million in sales milestones across all indications. If licensed products are commercialized, we are entitled to receive tiered royalties in the high-single digit to low-double digit percent range. The term of this agreement will continue until all of MorphoSys’ royalty payment obligations have expired unless terminated earlier.

Vir Biotechnology

In August 2019, we entered into a Patent License Agreement with Vir Biotechnology (VirBio), in which we provided a non-exclusive license to our Xtend technology for up to two targets. We received an upfront payment, and we are eligible to receive total milestones of $155.25 million, including $5.25 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones and royalties on the net sales of approved products in the low single digits.

VirBio has advanced a program using Xtend technology into a Phase 1 clinical study.

Boehringer Ingelheim

In February 2007, we entered into a research and option agreement (BI Agreement) with Boehringer Ingelheim International GmbH (BI). Under the terms of the BI Agreement we provided a research license to our XmAb cytotoxic technology and options to non-commercial licenses. In 2019, BI discontinued development of the last drug candidate under the license and our license with them terminated.

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

Our Research and Development Pipeline

We have used our XmAb Fc platforms and protein engineering capabilities to produce a growing pipeline of drug candidates in clinical and preclinical development. These include multiple oncology candidates using our bispecific Fc domain, including CD3 bispecific antibodies, TME activating bispecific antibodies and cytokine candidates. We have also produced additional drug candidates using our immune inhibitor Fc domain. We will continue to progress these candidates as additional options for clinical development by us or as out-licensing opportunities. We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our XmAb technology. These licenses may require us to pay upfront fees, development and commercial milestone payments, and if commercial products are approved, royalties on net sales.

Human Capital Management

Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting and retaining experienced leadership. In 2019, we identified certain gaps in the skillsets and experience provided by our senior management and appointed executives into the newly created positions of vice president, regulatory affairs and quality assurance; vice president, business development; and vice president, general counsel and corporate secretary.

Additionally, our former senior vice president and chief medical officer, retired effective at the end of October 2019. In December 2019, we appointed Allen Yang, M.D., Ph.D., who had been serving as the acting chief medical officer of Jazz Pharmaceuticals, as our senior vice president and chief medical officer. In this role, Dr. Yang is responsible for leading development strategy and overseeing clinical operations for our portfolio of bispecific antibody and cytokine candidates.

Market Opportunity

Our drug candidates that use the XmAb bispecific Fc domain, including XmAb14045, plamotamab, XmAb18087, XmAb20717, XmAb22841, XmAb23104 and XmAb24306: We are pursuing the development of our bispecific antibody and cytokine candidates for applications in oncology, whereby the immune system is modulated to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the United States (U.S.). The American Cancer Society estimates that in 2020 there will be approximately 1.8 million new cases of cancer and approximately 606,500 deaths from cancer. The National Institutes of Health (NIH) estimates that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 are projected to reach at least $158.0 billion (in 2010 dollars).

Obexelimab: We have advanced development of obexelimab through Phase 2 trials for SLE, IgG4-RD, and other autoimmune diseases. The unmet need in SLE remains high for the estimated 240,000 Americans with a lupus diagnosis. SLE is a serious and potentially fatal disease that primarily affects women. It is an autoimmune disease that affects many parts of the body, including the joints, skin, kidneys, heart, lungs, blood vessels and brain. Patients are often subject to prolonged use of systemic corticosteroids and potent immunosuppressive agents with significant short- and long-term side effects. Current biologic treatments are limited by their modest efficacy or safety risks. Because B cells play a significant role in SLE pathogenesis, we believe that obexelimab is a potential treatment. IgG4-RD is a fibro-inflammatory autoimmune disorder that we estimate impacts approximately 40,000 patients in the United States. IgG4-RD affects multiple organ systems and we believe is characterized by the distinct pathologies in diseased organs, frequently including the presence of IgG4-positive plasma blast cells. There are currently no approved therapies for IgG4-RD and glucocorticoids (hormone steroids) are the current standard of care treatment.

Intellectual Property

The foundation for our XmAb technology and our product candidates and partnering is the generation and protection of intellectual property for novel antibody and cytokine therapeutics. We combine proprietary computational methods for amino acid sequence design with laboratory generation and testing of new antibody compositions. Our design and engineering team prospectively assesses, with patent counsel, the competitive landscape with the goal of building broad patent positions and avoiding third-party intellectual property.

As a pioneer in Fc domain engineering, we systematically scanned the structure of the Fc domain to discover Fc variants. We have filed patent applications relating to thousands of specific Fc domain variants with experimental data on specific improvements of immune function, pharmacokinetics, structural stability, and novel structural constructs. We have filed additional patent applications derived from these applications as we discover new properties of the Fc variants and as new business opportunities arise. We continually seek to expand the intellectual property coverage of our technology and candidates and invest in discovering new Fc domain technologies, antibody product candidates and cytokine product candidates.

Our patent estate, on a worldwide basis, includes over 1,000 issued patents and pending patent applications which we own or for which we have a fully-paid exclusive license, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage antibodies and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.

The patent expiration in the U.S. and major foreign countries for our key technologies and drug candidates is set forth below. We have pending applications filed that may extend the exclusivity of some of our technology and products:

Technology	Patent Expiry
Cytotoxic	2025 U.S.; 2024 Ex-U.S.
Immune Inhibitor	2028 U.S.; 2025 Ex-U.S.
Xtend	2025 U.S.; 2028 Ex-U.S.
Bispecific	2034 U.S. and Ex-U.S.

Company Products	Patent Expiry
Obexelimab (XmAb5871)	2029 U.S.; 2028 Ex-U.S.
Plamotamab (XmAb13676)	2035 U.S. and Ex-U.S.
XmAb18087	2037 U.S. and Ex-U.S.
XmAb20717, XmAb22841, XmAb23104	2037 U.S. and Ex-U.S.

Partnered Products	Patent Expiry
Tafasitamab (MOR208)	2029 U.S.; 2027 Ex-U.S.
Ultomiris	2025 U.S.; 2028 Ex-U.S.
AIMab7195 (XmAb7195)	2029 U.S. and Ex-U.S.
XmAb14045	2035 U.S.; 2036 Ex-U.S.
XmAb24306	2038 U.S.; 2037 Ex-U.S.

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

Manufacturing

We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not having to rely on third parties for all of our manufacturing needs. We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of bispecific antibody and cytokine development candidates and also our obexelimab development candidate. We have used third party manufacturers for all our bispecific antibody and cytokine candidates which include: XmAb14045, plamotamab, XmAb18087, XmAb20717, XmAb22841, XmAb23104, and XmAb24306. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. Obexelimab is produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. We have successfully completed clinical trials with subcutaneous formulations for obexelimab which have been manufactured with third party contract manufacturers. In February 2020, we entered into a License, Development and Commercialization Agreement for XmAb7195 (Aimmune Agreement) with Aimmune Therapeutics, Inc. (Aimmune). Under the Aimmune Agreement, Aimmune will assume all future manufacturing of XmAb7195.

KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our bispecific antibody and cytokine development candidates: XmAb14045, plamotamab, XmAb18087, XmAb20717, XmAb22841, XmAb23104, and XmAb24306 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60 day notice, or in the event of a bankruptcy of a party. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

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

Selexis has manufactured cell lines for all our bispecific antibody and cytokine drug candidates, and we currently have commercial licenses to the Selexis cell line for the following bispecific antibody and cytokine candidates: XmAb14045, plamotamab, XmAb18087, XmAb20717, XmAb22841, XmAb23104, XmAb24306 and XmAb27564.

License Agreements with BIO-TECHNE

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin receptor 2 (SSTR2). The variable domain of this antibody is incorporated in our XmAb18087 drug candidate.

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

We have also entered into separate cell line sale agreements (Cell Line Agreements) with Catalent for the obexelimab and XmAb7195 cell lines. Catalent manufactured the cell lines for the obexelimab and XmAb7195 programs using their proprietary GPEx® technology. Under the Catalent Manufacturing Agreement, we have an unrestricted license to the GPEx cell lines provided that Catalent is manufacturing drug substance material from the cell line. The Cell Line Agreements allow us to transfer the manufacturing processes for either obexelimab or XmAb7195 to a third party manufacturer. In 2018, we transferred the manufacturing process for obexelimab from Catalent to a third party manufacturer. In connection with the Aimmune Agreement, we sublicensed our rights to the XmAb7195 cell line to Aimmune who will assume all our rights and obligations under our Cell Line Agreement with Catalent for XmAb7195.

Upon transfer of the obexelimab cell line to a third party manufacturer, we will be required to make payments to Catalent based upon the achievement of certain development and regulatory milestones and will also pay royalties based on a percentage of net sales for products that are derived from or utilize the GPEx cell line. The royalty percentages under each Cell Line Agreement are less than 1.0%. We have not made any payments under the Cell Line Agreement to date.

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

Master Bioprocessing Services Agreement with FUJIFILM Diosynth Biotechnologies

In June 2017, we entered into a bioprocessing services agreement (FUJI Agreement) with FUJIFILM Diosynth Biotechnologies U.S.A. (FUJI). We have engaged FUJI under the FUJI Agreement for manufacturing and development services related to drug substance for our obexelimab program in accordance with cGMP regulations. The FUJI Agreement may be terminated by either party for a breach or default that is not remedied within 45 days or for an additional 45 days if such cure has commenced by the responsible party, but it is unable to cure it within the original 45-day notice period. If such cure is not completed within the 90-day period, we have the right to terminate the FUJI Agreement. We have the unilateral right to terminate the Agreement upon 30 days written notice to FUJI.

Umbrella Development Services Agreement with Patheon Biologics LLC

In September 2018, we entered into an Umbrella Development Services Agreement (Patheon Agreement) with Patheon Biologics LLC (Patheon). Under the terms of the Patheon Agreement, any of the affiliates within the global network of service sites in Thermo Fisher Scientific Inc.’s Pharma Services Group may perform clinical manufacturing and development services for us in accordance with cGMP regulations. The Patheon Agreement includes a statement of work for Patheon to provide process transfer, process development and cGMP manufacturing to support our obexelimab program. The Patheon Agreement may be terminated by either party for a breach or default that is not remedied within 30 days, or such other time period as may be reasonably necessary to remedy such breach after receiving notice of the breach from the non-breaching party or if the other party is subject to an insolvency event. We have the unilateral right to terminate the Patheon Agreement upon 30 days written notice to Patheon for any business reason, subject to cancellation fees. Patheon has the unilateral right to terminate the Patheon Agreement if we request to reschedule work beyond 120 days, the project work is not progressing according to our expectations and we cannot agree on appropriate changes, after six months of inactivity on a project at our request or if Patheon determines it is unable to perform its obligations in a safe and effective way in compliance with applicable regulatory requirements.

Competition

We compete in an industry that is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our competitors include pharmaceutical companies, biotechnology companies, academic institutions, and other research organizations. We compete with these parties for promising targets for antibody-based therapeutics, new technology for optimizing antibodies, and in recruiting highly qualified personnel. Many competitors and potential competitors have substantially greater scientific, research, and product development capabilities as well as greater financial, marketing and sales, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development, and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful than we may be in developing, commercializing, and achieving widespread market acceptance. In addition, our competitors’ products may be more effective, more effectively developed, or more effectively marketed and sold than any treatment we or our development partners may commercialize, and may render our product candidates obsolete or noncompetitive before we can recover the expenses related to developing and commercializing any of our product candidates.

Competition in the field of cancer drug development is intense, with hundreds of compounds in clinical trials by large multinational pharmaceutical companies. We are aware of companies with competing bispecific and biologic technologies. Several companies have competing bispecific molecules including CD20 x CD3 candidates and CD123 x CD3 candidates in clinical development . The field of oncology has multiple large pharmaceutical companies with competing oncology programs, and several companies have immune checkpoint inhibitor candidates in clinical development or have received marketing approval. In addition, we are aware of a number of other companies with development stage programs that may compete with the drug candidates we and our licensees are developing in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

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

U.S. Government Regulation

We are subject to extensive regulation by the U.S. and other countries. Regulation by government authorities is a significant factor in the development, manufacture, distribution and ongoing research activities. All of our products in development will require regulatory approval by government agencies prior to commercialization. In particular, drugs and biologic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, tracking, tracing and record-keeping of drugs and biologic products and their marketing.

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations, and other laws including, in the case of biologics, the Public Health Service Act. Our antibody product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production, or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

1.	completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulations;
2.	submission to and acceptance by the FDA of an IND which must become effective before human clinical trials in the United States may begin;
3.	performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current good clinical practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;
4.	submission to and acceptance by the FDA of a BLA;
5.	satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;
6.	potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
7.	potential review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and
8.	FDA review and approval of the BLA prior to any commercial marketing or sale.

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

1.	Phase 1. The product candidate is initially introduced into a limited population of healthy human subjects, or in some cases, patients with the disease for which the drug candidate is intended, and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.
2.	Phase 2. The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to assess dosage tolerance, optimal dosage, and dosing schedule.
3.	Phase 3. Clinical trials are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and safety in an expanded patient population (such as several hundred to several thousand) at geographically dispersed clinical trial sites. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
4.	Post Approval. Clinical trials or other post-approval commitments may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling, and other relevant information are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. The standard time for the FDA to accept a BLA submission is two months.

If the FDA determines that the BLA is substantially complete, it will accept the BLA for review.

Once accepted, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and it may inspect the manufacturing facilities to assure cGMP compliance and clinical sites used during the clinical trials to assure cGMP compliance. The standard FDA review process is 10 months once a BLA is accepted for review, but it can take longer. During the review process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

Post-Approval Requirements

Any biologic products for which we or our collaborators receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, cGMP compliance for product manufacture, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with these or other FDA requirements can subject a manufacturer to possible legal or regulatory action, such as product reclass, warning letters, suspension of manufacturing, seizure of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, possible civil or criminal penalties, or other negative consequences, including adverse publicity.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of any of our biologic product candidates, we may apply for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years for one patent per product as compensation for patent term lost during product development and the FDA regulatory review process of that product. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, there has been heightened government scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of products under Medicare, and reform government program reimbursement methodologies for products. For example, at the federal level, on May 11, 2018, the president laid out his administration’s “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. In addition, the administration’s budget proposal for fiscal year 2020 contains further price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generics for low-income patients. The Department of Health and Human Services (HHS) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other measures may require additional authorization to become effective, Congress and the administration have each indicated that it will continue to seek new legislation and/or administrative measures to control pharmaceutical costs. In other countries, pricing and reimbursement schemes differ. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. The downward pressure on healthcare costs in general, and particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, which, as amended by the Health Care and Education Reconciliation act of 2010 (Affordable Care Act) is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act. In addition, other reform measures have been proposed and adopted since the Affordable Care Act was enacted.

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

Other Healthcare Laws and Compliance Requirements

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. For example, sales, marketing and scientific/educational grant programs must comply with fraud and abuse laws such as the federal Anti-Kickback Statute, as amended, the federal civil False Claims Act, as amended, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

The federal Anti-Kickback Statute prohibits, among other things, any person, including a prescription drug manufacturer (or a party acting on its behalf), from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The federal false claims laws, including the civil False Claims Act imposes liability on any person or entity that, among other things, knowingly presents or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the federal civil False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted anti-kickback statues and false claims laws analogous to the federal civil False Claims Act. Also, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several additional federal crimes, including healthcare fraud, and false statements relating to the delivery of or payments for healthcare benefits, items or services. HIPAA, as amended the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations also established uniform federal standards for certain “covered entities” (certain healthcare providers, health plans and healthcare clearinghouses) and their “business associates” (individuals and entities that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. In addition, we may be subject to health care professional payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant administrative, criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, additional oversight and reporting obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Employees

As of December 31, 2019, we had 166 employees, all of whom were full-time, 45 of whom hold Ph.D. or M.D. degrees, 135 of whom were engaged in research and development activities and 31 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

Corporate Information

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number is (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

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

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity and debt financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2019, we generated net income of $26.9 million and our net loss for the year ended December 31, 2018 was $70.4 million. We have sustained losses on a regular basis expect for the year ended December 31, 2016 when we earned a net income of $45.1 million. As of December 31, 2019, we had an accumulated deficit of $296.4 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.

We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products in the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our and our partners’ success in:

1.	completing clinical trials through all phases of clinical development of our current product candidates, and advancing preclinical stage programs into clinical development;
2.	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;
3.	obtaining satisfactory acceptance, formulary placement and coverage, and adequate reimbursement for our approved products from third-party payors, including private health insurers, managed care providers and governmental payor programs, including Medicare and Medicaid;
4.	launching and commercializing product candidates for which we obtain marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;
5.	identifying and developing new XmAb-engineered therapeutic antibody candidates;
6.	establishing and maintaining supply and manufacturing relationships with third parties;
7.	obtaining additional licensing and partnering opportunities, similar to our agreements with Genentech, Novartis, Amgen, MorphoSys, Alexion, Gilead and Aimmune with leading pharmaceutical and biotechnology companies;
8.	achieving the milestones set forth in our agreements with our partners;
9.	conducting further research into the function and application of antibody Fc domains in order to expand the scope of our proprietary XmAb technology platform;
10.	maintaining, protecting, expanding and enforcing our intellectual property; and
11.	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2019, we had $601.3 million in cash, cash equivalents and marketable securities. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

We believe our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestones and royalty payments will be sufficient to fund our operations into 2024. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and our planned clinical trials may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. For example, in February 2019, we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome (CRS) and pulmonary toxicities, which hold was lifted in April 2019. Under the Genentech Agreement, we will be sharing 45% of development costs worldwide for XmAb24306 and other IL-15 programs, and under the Novartis Agreement, we are co-developing XmAb14045 worldwide and sharing development costs. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of our current product candidates or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of a BLA for that product. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls (CMC) sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Clinical trials are expensive and take years to conduct and the outcome of such clinical trials is uncertain. Clinical trials may fail to prove our product candidates are safe and effective. This could lead to delays, downsizing or termination of clinical development plans for any our product candidates.

Each product candidate must receive regulatory approval and therefore must undergo rigorous and extensive preclinical studies and clinical trials to demonstrate safety and efficacy in patients. Clinical trials at any stage in development may fail to demonstrate the safety, efficacy or pharmacologic properties needed to be a viable product candidate in patients. Early clinical trials may fail to demonstrate the safety and pharmacokinetic characteristics needed to invest in larger later stage clinical studies. Later clinical studies that are larger may not demonstrate the desired safety and efficacy profile needed to be of benefit to patients. Additionally, regulatory authorities may determine that the data provided is not sufficient to grant marketing approval for our product candidates and may request additional data including additional clinical trials or reject product approval.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Conducting early clinical trials is complex and the outcomes are uncertain. Preclinical studies are performed to help inform human clinical trials, but human and animal studies are not comparable. Expected or unexpected undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us, our collaborators, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

We may not be successful in our efforts to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products.

We are using our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half-life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our current pipeline of candidates as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, we are at a very early stage of development. Although the first drug candidate incorporating our Fc technology has been approved by the FDA, other drug candidates that incorporate our Fc technologies or Fc candidates have not yet, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

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

Competition in autoimmune disease and cancer drug development is intense, with hundreds of compounds in clinical trials by large multinational pharmaceutical companies. In addition, many currently marketed drugs are undergoing clinical testing in new indications in order to expand their use to new patient populations. Other companies, including many large international companies, are developing bispecific antibody technologies and checkpoint inhibitors. This includes products in preclinical and clinical development. Some of these agents have received marketing approval, and companies continue to conduct clinical trials to expand their currently approved indications. Alternative technologies, such as standard chemotherapy, cellular therapies and cancer vaccines, may also compete with our products for patients to conduct clinical trials and future potential market share.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

●	federal civil and criminal false claims laws, including, without limitation, the federal civil False Claims Act which can be enforced through civil whistleblower or qui tam actions, which prohibit individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including federal health care programs, such as, the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;
●	the Health Insurance Portability and Accountability Act of 1996 (HIPAA) which created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the Physician Payments Sunshine Act, created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), imposed annual reporting requirements for certain manufacturers of drugs, devices, biologics and medical supplies for certain payments and “transfers of value” provided to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in significant civil monetary penalties; and
●	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, the Affordable Care Act implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the president has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (TCJA), includes a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”.

In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated fees “Cadillac” tax on high cost employer-sponsored health coverage, and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (BBA) among other things, amended the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services (CMS) published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislation, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of products under Medicare, and reform government program reimbursement methodologies for products. At the federal level, the administration’s budget proposal for fiscal year 2020 contains further price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generics for low-income patients. Additionally, the administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’ policy change that was effective January 1, 2019. While some of these and other proposed measures may require additional authorization to become effective, Congress and the administration have each indicated that it will continue to seek new legislative and/or administrative measures to control pharmaceutical costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Our business could be negatively impacted by cyber security threats and other disruptions, including the theft of our intellectual property, and could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we use our data centers and our networks to store and access confidential and proprietary business information. The information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees and the personally identifiable information of our employees, and the individually identified health information of patients participating in our clinical trials. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of our partners and third-party vendors with whom we contract together with the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-security attacks.

Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, a security breach that exposes our confidential intellectual property could compromise our patent portfolio. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could have a material adverse effect on our business, financial condition and results of operations including disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the EU’s General Data Protection Regulation (GDPR), imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior.

As such, the GDPR will apply to us in connection with any clinical trials we conduct in the EU. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the EU, including the U.S. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Our partnership and license agreements include those we have announced with Genentech, Novartis, Amgen, MorphoSys, Alexion and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

1.	collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships. In December 2018, Novartis notified us of its decision to return the rights to plamotamab to us under the terms of the Novartis Agreement;

2.	our Novartis Agreement requires us to co-develop worldwide with Novartis our lead bispecific antibody candidate, XmAb14045, and share development costs. Such an arrangement may require us to incur substantial costs in excess of our available resources;
3.	our Genentech Agreement requires that we fund 45% of worldwide development costs of XmAb24306 and other IL-15 candidates. Such an arrangement may require us to incur substantial costs in excess of available resources;
4.	collaborators may not perform their obligations as expected;
5.	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
6.	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
7.	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
8.	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
9.	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
10.	while we have generally retained the right to maintain and defend our intellectual property under our agreements with collaborators, certain collaborators may not properly maintain or defend certain of our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information;
11.	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
12.	collaborators may learn about our technology and use this knowledge to compete with us in the future;
13.	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
14.	there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and
15.	the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.

If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed, and we may need additional resources to develop additional product candidates. All of the risks described in these risk factors relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.

Our partnership agreements generally grant our collaborators exclusive rights under certain of our intellectual property and may therefore preclude us from entering into partnerships with others relating to the same or similar compounds, indications or diseases. In addition, partnership agreements may place restrictions or additional obligations on our ability to license additional compounds in different indications, diseases or geographical locations. If we fail to comply with or breach any provision of a partnership agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Many of our collaborators also have the right to terminate the partnership agreement for convenience. If a partnership agreement is terminated, in whole or in part, we may be unable to continue the development and commercialization of the applicable product candidates, and even if we are able to do so, such efforts may be delayed and result in additional costs.

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

In some cases, there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could be significantly increased over time. We rely on third parties and collaborators as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities. Our reliance on these parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with GCP regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture under GMP conditions. Preclinical or clinical studies may not be performed or completed in accordance with Good Laboratory Practices (GLP) regulatory requirements or our trial design. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval.

We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any clinical candidates on a clinical scale. Instead, we rely on our third-party manufacturing partners to manufacture our clinical drug supply. Any of our contract manufacturers may not perform as agreed, may be unable to comply with cGMP requirements and with FDA, state and foreign regulatory requirements or may terminate their respective agreements with us.

In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. We do not control the manufacturing processes of our third-party manufacturing partners, which include, among other things, quality control, quality assurance and the maintenance of records and documentation. If we were to experience an unexpected loss of supply, we could experience delays in our planned clinical trials as our third-party manufacturing partner would need to manufacture additional clinical drug supply and would need sufficient lead time to schedule a manufacturing slot. While there are other potential suppliers of clinical supplies of our biologics, the long transition periods necessary to switch manufacturers for any of our clinical drug supply would significantly delay our clinical trials and the commercialization of such products, if approved.

We intend to rely on third parties to manufacture commercial supplies of our product candidate. If we are unable to enter into commercial supply agreements with third-party suppliers or if any such third-party supplier fails to provide us with sufficient quantities or fails to comply with regulatory requirements, commercialization of such products could be delayed or stopped.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our products on a commercial scale. Although we have entered into agreements for the manufacture of clinical supplies of our clinical drug supplies, we have not entered into a commercial supply agreement with any manufacturer for large commercial scale drug supply. We might be unable to identify manufacturers for late stage clinical trials or commercial supply on acceptable terms or at all. A change to the manufacturing process for any of our product candidates would cause us to incur significant costs and to devote significant efforts to implement such a change. Additionally, the late-stage clinical development and commercialization of any product candidates by us or our collaborators may be delayed as a result, which would materially and adversely affect our business.

If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, we have no control over the ability of any third-party manufacturer to maintain adequate quality control, quality assurance and qualified personnel. The facilities used by our third-party manufacturers to manufacture clinical drug supply for our product candidates and any other potential product candidates that we may develop in the future must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after we submit our BLA to the FDA. In addition, manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other governmental authorities to ensure strict compliance with government regulations. If the FDA or any other applicable regulatory authorities do not approve these facilities for the manufacture of our products or if they withdraw any such approval in the future, or if our suppliers or third-party manufacturer decide they no longer want to supply our biologics or manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and our business, prospects, financial condition and results of operations may be materially and adversely affected.

Risks Relating to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2019, we held over 1,000 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of an issued U.S. patent owned by Genentech that may relate to and claim components of certain of our candidates and partnered products, including Ultomiris, XmAb20717, XmAb22841, XmAb23104, and XmAb24306 or their manufacture. We believe that this patent will expire in the United States in 2020. Furthermore, we are aware of issued patents owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including XmAb14045, plamotamab, XmAb18087, XmAb20717, XmAb23104 and XmAb22841, and will putatively expire in 2033. We are additionally aware of several patents and pending applications directed to the use of IL-15 fused with Fc domains, and in some cases in combination with targeting domains, that might be relevant to XmAb24306, with putative expirations ranging from 2025 to later than 2032. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271€(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. We believe there exists reasonable arguments of invalidity for the Genentech patent, the Merus patents and the IL-15 patents; however, we cannot assure that if challenged in litigation for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. We may also elect to enter into such a license in order to settle litigation or in order to resolve disputes prior to litigation. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial royalty payments. We could also be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Our planned growth and future success depend on our ability to retain our executive officers and to attract, retain and motivate qualified personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Although we have not experienced problems attracting and retaining highly qualified personnel in the recent past, our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified management, scientific and medical personnel. We are highly dependent on our current management team, whose services are critical to the successful implementation of our product candidate development and regulatory strategies. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Prior to our initial public offering (IPO), there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $48.38. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

1.	adverse results or delays in clinical trials by us or our partners;
2.	inability to obtain additional funding;
3.	any delay in submitting a BLA for any of our product candidates or by our partner’s candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that BLA;

4.	delays or cancellations of clinical programs by any of our partners, particularly those in later stages of development;
5.	failure to successfully develop and commercialize our product candidates;
6.	changes in laws or regulations applicable to our products;
7.	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
8.	adverse regulatory decisions;
9.	changes in the structure of healthcare payment systems;
10.	introduction of new products or technologies by our competitors;
11.	failure to meet or exceed product development or financial projections we provide to the public;
12.	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
13.	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
14.	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
15.	additions or departures of key scientific or management personnel;
16.	significant lawsuits, including patent or stockholder litigation;
17.	changes in the market valuations of similar companies;
18.	sales of our common stock by us or our stockholders in the future; and
19.	trading volume of our common stock.

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

Based on information available to us as of December 31, 2019 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 70.15% of our voting stock. Further John S. Stafford III, a former director of our company, beneficially owns approximately 11.36% of our voting stock and his family members beneficially own approximately an additional 3.11% of our voting stock.

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

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness and could impose restrictions on our operations. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, if we raise additional funds through product development partnerships and licensing arrangements, it may be necessary to relinquish potentially valuable rights to our products or proprietary technologies or grant licenses on terms that are not favorable to us. If we are unable to obtain additional funding on required timelines, we may be required to (1) seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; (2) relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or (3) significantly curtail one or more of our research or development programs or cease operations altogether. Additional funding may not be available to us on acceptable terms, or at all.

The clinical development stage of our operations may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our proprietary XmAb technology platform, identifying potential product candidates, and conducting preclinical studies and clinical trials. We have conducted, or are currently conducting, early phase clinical trials for several product candidates, but have not completed any late stage clinical trials for these or any other product candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, a substantial number of shares of common stock are subject to outstanding options that are or will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year until 2023 by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2019, we had options to purchase 7,174,319 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 11,277,816 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the TCJA or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Further, the listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and also make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal laboratory and administrative facilities are located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease 48,000 square feet of laboratory and office space in Monrovia, California. The original lease was for 24,000 square feet under a lease that expires June 2020. In July 2017, we entered into an amended lease for an additional 24,000 square feet of space in the same building. The amended lease includes a 64-month term for the additional 24,000 square feet with an option to renew for an additional five years at then market rates. The lease terms for the original space were not amended. We are currently negotiating a new lease for the original 24,000 square feet space of our Monrovia office space. In June 2017, we entered into a lease for 23,500 of office space in San Diego. The lease term has a 61-month term beginning from August 2017 and includes an option to renew for an additional five years. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available to meet future needs on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 14, 2020, the closing price for our common stock as reported on the Nasdaq Global Market was $36.49.

Holders of Record

As of February 14, 2020, we had 56,943,858 shares of common stock outstanding held by approximately 193 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2013 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The selected financial data set forth below as of December 31, 2019, and 2018, and for the years ended December 31, 2019, 2018, and 2017, are derived from our audited financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of December 31, 2016 and 2015 are derived from our audited financial statements that are contained in reports previously filed with the SEC, not included herein. Periods prior to 2018 have been revised to reflect the adoption of Accounting Standards Codification Topic 606 (ASC 606) related to changes in standards for revenue recognition. (Amounts are in thousands, except share and per share amounts).

	Year Ended
	December 31,
	2019	2018	2017	2016	2015
Statement of Operations:
Revenues	$156,700	$40,603	$46,150	$109,020	$26,602
Operating expenses:
Research and development	118,590	97,501	71,772	51,872	34,140
General and administrative	24,286	22,472	17,501	13,108	11,960
Total operating expenses	142,876	119,973	89,273	64,980	46,100
Income (loss) from operations	13,824	(79,370)	(43,123)	44,040	(19,498)
Other income (expenses)
Interest income, net	13,619	9,086	4,181	2,070	1,827
Other income (expense)	(256)	(125)	(7)	6	(1,081)
Total other income, net	13,363	8,961	4,174	2,076	746
Net income (loss) before tax	27,187	(70,409)	(38,949)	46,116	(18,752)
Income tax expense (benefit)	312	—	(463)	991	—
Net income (loss) attributable to common stockholders	$26,875	$(70,409)	$(38,486)	$45,125	$(18,752)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities, net of tax	2,132	837	(367)	(925)	(516)
Comprehensive income (loss)	$29,007	$(69,572)	$(38,853)	$44,200	$(19,268)

Net income (loss) per share attributed to common stockholders (1):
Basic	$0.48	$(1.31)	$(0.82)	$1.09	$(0.48)
Diluted	$0.46	$(1.31)	$(0.82)	$1.07	$(0.48)
Weighted average shares of common stock used in computed net income (loss) attributable to common stockholders:
Basic	56,531,439	53,942,116	46,817,756	41,267,329	39,015,131
Diluted	58,467,880	53,942,116	46,817,756	42,388,867	39,015,131
(1)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted income (loss) per common share.

	As of December 31,
	(in thousands)
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$601,308	$530,469	$363,328	$403,476	$193,321
Working capital	491,847	261,874	158,229	50,720	54,883
Patents, licenses, and other intangible assets, net	14,421	11,969	11,148	10,362	9,971
Total assets	670,250	576,732	390,202	429,263	208,210
Deferred revenue	47,131	40,079	60,118	80,168	32,650
Total stockholders’ equity	$593,201	$521,681	$316,464	$337,933	$164,911

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and other protein therapeutics to treat severe and life-threatening diseases with unmet medical needs. We are developing a suite of clinical-stage drug candidates, ourselves and with our partners, from our proprietary XmAb® technology platforms that are designed to treat cancer and autoimmune diseases. In contrast to conventional approaches to antibody design, which focus on the segment of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the parts of the antibody that interacts with multiple segments of the immune system and controls antibody structure. This segment, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

We believe our XmAb technologies enhance antibody performance by, for example, increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life, or stabilizing novel antibody and other protein structures, while maintaining 99.5% identity in structure and sequence to natural antibodies. By designing antibodies and other protein molecules with improved function, we believe that our XmAb-engineered proteins offer innovative approaches to treating disease and potential clinical advantages over other treatments.

Our protein engineering capabilities allow us to continually explore new functionality in the Fc region, which provides us with opportunities to:

●	Identify new technology platforms;
●	Identify new drug candidates for internal development; and
●	Provide collaboration and licensing opportunities with partners for access to our technologies, to our drug candidates, or a combination of both.

The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies and other protein structures that can bind two or more different targets simultaneously.

XmAb® Technologies

A distinguishing feature of our XmAb technologies is our modular approach to protein engineering. This provides us with flexibility to seek out new applications of the bispecific Fc domain, allows us to design drug candidates with distinct and novel mechanisms-of-action, and also allows for different variable target combinations. This approach is illustrated through our expansion of our bispecific Fc platform and the novel candidates that we have designed.

CD3 candidates: the initial bispecific antibody candidates we designed were created with our engineered heterodimer Fc domain, or bispecific Fc domain, and are dual-antigen targeting molecules, containing an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T-cells. The goal of the “CD3 bispecific” is to recruit or activate T cells against tumor cells expressing the antigen target. We are currently conducting Phase 1 studies for three CD3 bispecific antibody candidates: XmAb14045, plamotamab (XmAb13676), and XmAb18087.

TME activator candidates: we expanded the functionality of our bispecific Fc platform with a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints or co-stimulating receptors. These TME activator candidates use our bispecific Fc domain and incorporate our Xtend technology for longer half-life. We are currently conducting Phase 1 studies for three TME activator candidates: XmAb20717, XmAb22841, and XmAb23104.

Cytokine candidates: the most recent expansion of our bispecific Fc platform is our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer half-life. Our first cytokine candidate is XmAb24306, an IL-15/IL-15Ra cytokine complex built with our bispecific Fc domain, which we believe is a promising candidate for oncology combination therapies. In 2020, our partner Genentech plans to initiate a Phase 1 clinical study of XmAb24306. Our second cytokine candidate is XmAb27564, an IL-2 Fc fusion protein with our bispecific Fc domain, which is currently in investigational new drug (IND)-enabling studies.

We continue to invest in our protein engineering efforts to identify additional novel technologies and drug candidates.

Other XmAb Fc Technologies

Our business, research, and clinical efforts are in developing and advancing our bispecific Fc technology and pipeline of drug candidates in oncology and autoimmune diseases. We have also designed additional Fc technologies and XmAb drug candidates that we have partnered with other companies, and we will continue to seek additional partnering and licensing opportunities for these technologies and candidates. Our Fc domains and technologies include:

1.Immune Inhibitor Fc Domain – selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb;
2.Cytotoxic Fc Domain – increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells; and
3.Xtend™ Fc Domain – extended antibody half-life, targeting the receptor FcRn on endothelial cells.

Wholly Owned and Co-Developed Drug Candidates

There are currently ten drug candidates that have been engineered with our bispecific Fc domain in clinical development: five candidates are wholly owned and are being evaluated by us in Phase 1 studies, two candidates are being co-developed with our partners, and three candidates are being advanced into clinical studies by our partners. Eight of the candidates are currently advancing in Phase 1 studies, and two have IND applications that have been allowed by the FDA and which are expected to initiate clinical studies in 2020.

Wholly owned and co-developed drug candidates in clinical development include:

XmAb14045 is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. It is being developed in collaboration with our partner Novartis Institutes for BioMedical Research, Inc. (Novartis) and is being evaluated in a Phase 1 study. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb14045 in patients with relapsed or refractory AML and other CD123-expressing hematologic malignancies. We presented initial data from the study in December 2018 at the American Society of Hematology (ASH) Annual Meeting. The data presented indicated multiple complete remissions had been achieved with weekly dosing of XmAb14045 in this heavily pretreated patient population.

In February 2019, we received notice from the FDA placing the XmAb14045 study on partial clinical hold due to safety issues of cytokine release syndrome and pulmonary toxicities. In April 2019, the FDA lifted the partial clinical hold following discussion and agreement on amendments to the study protocol, including guidance on the monitoring and clinical management of cytokine release syndrome. In July 2019, we resumed enrolling patients in the study based on the amended protocol. In 2020, pending agreement with our partner, Novartis, we plan to initiate additional clinical studies evaluating XmAb14045.

Plamotamab (XmAb13676) is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of plamotamab in patients with B-cell malignancies. This program was also partnered with Novartis as part of our Novartis collaboration. In December 2018, as part of a strategic pipeline reprioritization, Novartis notified us of its decision to return its rights to develop and commercialize plamotamab, which became effective June 21, 2019.

At the ASH Annual Meeting in December 2019, we presented preliminary safety and anti-tumor activity of plamotamab in patients with relapsed/refractory non-Hodgkin’s lymphoma (NHL) and chronic lymphocytic leukemia (CLL). As of November 8, 2019, the data cut-off for analysis, 53 patients were treated with plamotamab monotherapy with 45 NHL patients and 8 CLL patients. Plamotamab was generally well tolerated with safety events mild or moderate in severity. Cytokine release syndrome (CRS) was reported in 53% (28 of 53) patients with most CRS occurring with the first dosing of the drug. Plamotamab demonstrated clinical activity in DLBCL at doses of 80 mcg/kg and higher (the top dose through the cut-off date was 170 mcg/kg) in a dose-dependent manner. In DLBCL, the objective response rate (ORR) was 7/18 (38.0%), and the complete response rate (CRR) was 5/18 (27.8%).

We continue to enroll patients in the ongoing dose-escalation study, and we are planning to initiate additional studies for plamotamab.

XmAb18087 is a bispecific antibody that targets somatostatin receptor 2, or SSTR2, a target on neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST), and CD3. In February 2018, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb18087 in patients with NET or GIST. XmAb18087 is our first CD3 bispecific antibody to be evaluated in solid tumors. We expect to provide initial data from this study in 2020.

XmAb20717 is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and is being developed in broad oncology indications including patients with solid tumors. In July 2018, we dosed the first patient in an open-label Phase 1 dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb20717 in patients with selected solid tumors. We expect to provide initial data from this study in 2020.

XmAb22841 is a bispecific antibody that targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed in multiple oncology indications. We are advancing XmAb22841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In May 2019, we dosed the first patient in in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb22841 in patients with selected solid tumors.

XmAb23104 is a bispecific antibody that targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed in multiple oncology indications. In May 2019, we dosed the first patient in a an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb23104 in patients with selected solid tumors.

XmAb24306, our initial cytokine candidate, is an IL15/IL15-receptor alpha complex fused to our bispecific Fc domain (IL15/IL15Ra-Fc) and incorporates our Xtend technology for extended half-life. We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines like XmAb24306. In February 2019, we entered into a research and license agreement with Genentech to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs. In 2020, Genentech plans to dose the first patient in an open-label, Phase 1 dose-escalation study of XmAb24306.

Obexelimab (XmAb5871) uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain, which is designed to inhibit the function of B cells, an important component of the immune system. We believe that obexelimab has the potential to address a key unmet need in autoimmune diseases due to its combination of potent reversible B-cell inhibition without B-cell depletion, enabling the immune system to resume natural function once treatment is no longer needed. We have completed Phase 2 clinical trials for obexelimab in three autoimmune disease areas: Systemic Lupus Erythematosus (SLE), IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA). We have also completed a Phase 1 bioequivalence trial using a subcutaneous (SC) formulation, and we expect that further clinical studies of obexelimab could be conducted with the SC formulation. We believe that the clinical trials that we have conducted with obexelimab show the potential of this molecule in treating B-cell mediated autoimmune indications. We are looking to continue developing obexelimab in additional late-stage clinical trials with a partner that has the resources and infrastructure to maximize the potential of this compound.

Collaborations

An important part of our business strategy is to leverage the value of our Fc technologies and drug candidates with partnerships and collaborations. Our goal in such partnerships is to a retain a major economic interest in drug candidates that we develop or, are developed with our XmAb technologies, in the form of retention of U.S. commercial rights, profit-sharing interest, co-development opportunities, upfront payments, milestones, and royalties on approved drug candidates. We seek to partner with companies that can provide infrastructure for late stage development, have a track record of developing and commercializing oncology drug candidates, or have a pipeline of development and commercial compounds for potential combination with our bispecific compounds. The plug-and-play nature of our technologies allows us to license access to our bispecific Fc platform to partners with limited effort or resources on our part.

We primarily enter into three types of collaborations to broaden the use of our technology or to advance the development of our drug candidates. We have co-development collaborations with Genentech for XmAb24306 and with Novartis for XmAb14045, in which we share development activities and costs in order to bring significant resources to develop the program. We have product candidate license agreements with MorphoSys for tafasitamab and with Aimmune Therapeutics for XmAb7195, in which they conduct all future development and commercialization and we receive license fees, milestone payments and royalties on sales. We also have several XmAb technology license agreements with a variety of partners that monetize limited access to one or more of our Fc technologies in return for license fees, milestones and royalties.

A summary of our key collaboration and partnerships include:

Aimmune

In February 2020, we entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune Therapeutics, Inc. (Aimmune), in which we granted them an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. Under the Aimmune Agreement, Aimmune will be responsible for all further development and commercialization activities for XmAb7195. We will receive an upfront payment of $10.0 million which includes $5.0 million in cash proceeds and shares of Aimmune common stock with an aggregate value of $5.0 million, and we are eligible to receive up to $385.0 million in milestones, which include $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties on net sales of approved products from high-single to mid-teen percent range.

Gilead

In January 2020, we entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), in which we provided an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional compounds directed to the same molecular target. Xencor retains the right to grant licenses for other antibodies directed to the target. These additional antibodies selected by Gilead are subject to our approval. Gilead is responsible for all development and commercialization activities for all target candidates. We received an upfront payment of $6.0 million and are eligible to receive up to $67.0 million in milestones, which include $10.0 million in development milestones, $27.0 million in regulatory milestones and $30.0 million in sales milestones for each antibody selected. In addition, we are eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

Gilead has advanced the initial compound, GS-9722 into Phase 1 clinical studies.

Vir Biotechnology

In August 2019, we entered into a Patent License Agreement with Vir Biotechnology (VirBio), in which we provided a non-exclusive license to our Xtend technology for up to two targets. We received an upfront payment, and we are eligible to receive total milestones of $155.25 million, including $5.25 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones and royalties on the net sales of approved products in the low single digits.

VirBio has advanced a program using Xtend technology into a Phase 1 clinical study.

Astellas

In March 2019, we entered into a Research and License Agreement (Astellas Agreement) with Astellas Pharma Inc. (Astellas) pursuant to which the Company and Astellas will conduct a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.

Pursuant to the Astellas Agreement, we are applying our bispecific Fc technology to an antigen pair provided by Astellas to generate bispecific antibody candidates and are conducting limited testing and characterization of the bispecific antibody candidates and will return the candidates to Astellas for development and commercialization. The activities are being conducted under a research plan agreed to by both parties. Astellas will assume full responsibility for development and commercialization of the antibody candidate. Pursuant to the Astellas Agreement, we received an upfront payment of $15.0 million, and we are eligible to receive up to $240.0 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones and royalties on net sales that range from the high-single to low-double digit percentages.

During 2019, we completed delivery of bispecific drug candidates to Astellas and are conducting testing and characterization of the candidates.

Genentech

In February 2019, we entered into a research and license agreement with Genentech to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including XmAb24306, a Collaboration Product. We are jointly collaborating on the worldwide development of XmAb24306 and potentially other IL-15 cytokine therapeutics, each a Collaboration Product, with Genentech maintaining worldwide commercialization rights, subject to us having a co-promotion option in the U.S. We retain the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents at our sole expense, subject to certain restrictions. Genentech received a worldwide exclusive license to XmAb24306 and other Collaboration Products.

The key aspects of the agreement include: receipt of an upfront payment of $120.0 million and eligibility to receive up to $160.0 million in clinical milestone payments for XmAb24306 and up to $180.0 million in clinical milestones for each new Collaboration Product; eligibility to receive a 45% share of net profits from sales of XmAb24306 and other Collaboration Products, while also sharing in the net losses at the same percentage rate; sharing in 45% of development and commercialization costs of XmAb24306, while Genentech will pay for commercial launch costs; and, conducting a two-year joint research program to discover additional targeted IL-15 programs, including ones targeted to specific immune cells, and we are eligible for clinical milestone payments for each new Collaboration Product developed under a research plan.

Genentech plans to dose the first patient in a Phase 1 study with XmAb24306 in 2020.

Novartis

In June 2016, we entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis to develop and commercialize bispecific and other Fc engineered antibody drug candidates. We granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and plamotamab, our two lead bispecific clinical candidates.

In December 2018, Novartis returned all their rights to plamotamab to us. In November 2019, we and Novartis amended the Novartis Agreement and Novartis paid us $1.4 million in settlement of its remaining projected cost-sharing obligations due for the plamotamab program.

We and Novartis are co-developing XmAb14045 worldwide and sharing development costs equally. We are eligible to receive up to $325.0 million in milestone payments in connection with the development of XmAb14045, including $90.0 million in development milestones, $110.0 million in regulatory milestones, and $125.0 million in sales milestones, and low-double digit royalties on sales of approved products in all territories outside the United States (ex-U.S. rights). We retained the commercialization rights to all XmAb14045 candidates in the U.S.

We will also apply our bispecific technology to up to four target pair antibodies selected by Novartis, subject to approval by us. Novartis is responsible for development and commercialization of each global discovery product candidate. In December 2019, Novartis dosed the first patient in a Phase 1 study of an undisclosed bispecific antibody candidate that was a target pair antibody, and we received a $10.0 million milestone.

Amgen

In September 2015, we entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize products using our bispecific technology. Under the Amgen Agreement, we licensed the rights to our internally developed, preclinical CD38 x CD3 bispecific antibody candidate, now AMG 424, to Amgen and also agreed to apply our bispecific technology to five previously identified Amgen antibodies. We have received $60.5 million in upfront and milestone payments and are eligible to receive up to an additional $600.0 million in milestone payments and royalties on approved products. Amgen is responsible for all development of the bispecific antibody candidates under the Amgen Agreement. Current programs in development from the Amgen collaboration include:

●	AMG 424, a bispecific antibody that targets CD38 and CD3 and is in clinical development for multiple myeloma. The program is currently in a Phase 1 clinical study, and we are eligible to receive up to $345.0 million in additional milestones payments and royalties from high-single to low-double digit percentage range on the sale of approved products from this program, and
●	AMG 509, a bispecific antibody that targets STEAP1 and CD3 and is being developed for patients with prostate cancer. Amgen has received FDA allowance for its IND submission and plans to initiate a Phase 1 study for this candidate in 2020. We received a $5.0 million milestone related to allowance of the IND, and we are eligible to receive up to $255.0 million in additional milestone payments and tiered royalties in the mid-to-high-single digit percentage range on the sale of approved products.

Alexion

In 2013 we licensed Alexion Pharmaceuticals, Inc. (Alexion) the right to access our Xtend Fc domain, which Alexion used to develop Ultomiris, an improved version of Alexion’s commercialized Soliris product. The Xtend technology has increased the half-life of Ultomiris by over three fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris.

In December 2018, Alexion received U.S. marketing approval for Ultomiris for the treatment of adult patients with PNH. During 2019, Alexion received marketing approval in Europe and Japan for Ultomiris for the treatment of adult patients with PNH and also marketing approval in the U.S. for the treatment of adult patients with atypical hemolytic uremic syndrome (aHUS). During 2019, we received $8.0 million in milestone payments and recorded royalty revenue of $5.0 million from this partnership. We are eligible to receive an additional $30.0 million in sales milestones and a continued low-single digit percent royalty on the sale of approved products.

MorphoSys

In June 2010, we entered into a collaboration and license agreement (the MorphoSys Agreement) with MorphoSys AG (MorphoSys) to license the worldwide rights to tafasitamab (formerly MOR208 and XmAb5574). Tafasitamab is an anti-CD19 antibody drug candidate initially developed by us, and it incorporates our XmAb Cytotoxic Fc domain.

MorphoSys submitted a BLA to the FDA in December 2019 for treating patients with DLBCL.

We are eligible to receive an additional $37.5 million in regulatory milestones related to DLBCL. We are also eligible to receive up to $98 million in additional milestones for development of tafasitamab in additional oncology indications and up to $50.0 million in sales milestones across all indications. If licensed products are commercialized, we are entitled to receive tiered royalties in the high-single digit to low-double digit percent range.

The term of this agreement will continue until all of MorphoSys’ royalty payment obligations have expired unless terminated earlier.

Human Capital Management

Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting and retaining experienced leadership. In 2019, we identified certain gaps in the skillsets and experience provided by our senior management and appointed executives into the newly created positions of vice president, regulatory affairs and quality assurance; vice president, business development; and vice president, general counsel and corporate secretary.

Additionally, our former senior vice president and chief medical officer, retired effective at the end of October 2019. In December 2019, we appointed Allen Yang, M.D., Ph.D., who had been serving as the acting chief medical officer of Jazz Pharmaceuticals, as our senior vice president and chief medical officer. In this role, Dr. Yang is responsible for leading development strategy and overseeing clinical operations for our portfolio of bispecific antibody and cytokine candidates.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements and our technology licensing agreements. Revenue recognized from our collaboration agreements includes non-refundable upfront payments and milestone payments while revenue from our technology licensing agreements includes upfront payments, annual maintenance fees, option payments to obtain commercial licenses and milestone payments. Since our inception through December 31, 2019, we have generated $422.9 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration and licensing revenue for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended
	December 31,
	2019	2018	2017
Amgen	$5.0	$0.6	$10.0
Alexion	13.0	20.0	—
Astellas	14.0	—	—
CSL	—	—	3.5
Genentech	113.9	—	—
MorphoSys	—	—	12.5
Novartis	10.0	20.0	20.1
Other	0.8	—	0.1
Total	$156.7	$40.6	$46.2

Research and Development Expenses

Research and development expenses consist primarily of salaries, benefits, stock-based compensation and related personnel costs, supplies, facility costs and preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND-enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate contract manufacturing, preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with manufacturing, research institutions and clinical research organizations that manufacture and conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period-to-period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate additional and later stage clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment. We have incurred a total of $584.7 million in research and development expenses from inception through December 31, 2019.

We expect that our future research and development expenses may increase overspending levels in recent years if we are successful in advancing our current clinical-stage drug candidates or any of our preclinical programs into later stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

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

The following is a comparison of research and development expenses for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended
	December 31,
	2019	2018	2017
Product programs:
Obexelimab (XmAb5871) programs	$17.5	$23.0	$20.3
XmAb7195 program	0.3	0.8	3.4
Bispecific programs:
CD3*	37.2	23.1	21.3
Tumor microenvironment (TME) activators	28.2	33.1	20.7
Cytokines*	22.0	7.7	—
Subtotal Bispecific programs	87.4	63.9	42.0
Other, research and early stage programs	13.4	9.8	6.1
Total research and development expenses	$118.6	$97.5	$71.8

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and support functions. Other general and administrative expenses include intellectual property costs, facility costs, and professional fees for auditing, tax and legal services.

Other Income, Net

For the years ended December 31, 2019, 2018 and 2017, other income, net consists primarily of interest income from our investments during the years.

Critical Accounting Policies, Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, the fair value estimate of marketable securities, the capitalization and recoverability of intellectual property costs, valuation of deferred tax assets and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

While our significant accounting policies are described in more detail in Note 1 to our financial statements included elsewhere in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We have, to date, earned revenue from research and development collaborations, which may include research and development services, licenses of our internally developed technologies, licenses of our internally developed drug candidates, or combinations of these.

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

The terms of our licensing agreements include non-refundable upfront fees, annual licensing fees, and contractual payment obligations for the achievement of pre-defined preclinical, clinical, regulatory and sales-based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

Effective January 1, 2018, we adopted ASC 606. Subsequent to the adoption, we recognize revenue through the five-step process in accordance with ASC 606 Revenue Recognition when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We used the full retrospective method and as a result we revised our comparative financial statements for the prior period as if ASC 606 had been in effect for that period.

The most significant changes to revenue recognition under ASC 606 relate to the timing of revenue recognized for arrangements that include licensing of our technologies. Under ASC 606 revenue related to licensing of access to our technologies is recognized at inception of the agreement, generally the effective date of the agreement. For licensing arrangements in effect at the date ASC 606 was implemented, the effect of ASC 606 was to shift revenue to earlier periods.

The other significant change under ASC 606 relates to the timing of collaboration revenue when we complete our performance obligations for delivery of a drug candidate to its collaboration partners after applying its technologies. For certain collaborations, the effect of ASC 606 is to accelerate revenue recognition to earlier periods. Approximately $6.25 million of collaboration revenue recognized in 2017 and 2018 under historical accounting guidance was recognized in 2016 under ASC 606. An additional $20.5 million of collaboration revenue that would be recognized in 2018 was recognized in 2017.

Capitalized Intellectual Property Costs

We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes. The net capitalized patents, licenses and other intangible assets as of December 31, 2019 and 2018 was $14.4 million and $12.0 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio is the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, and milestone payments made by our collaboration partners for licensing our technologies and product candidates.

We begin amortization of capitalized patent costs during the period that we obtain a patent relating to the capitalized cost over the shorter of the patent life or the estimated economic useful life. Capitalized licensing costs are amortized beginning in the period that access to the license or technology is available and is amortized over the shorter of the license term or the estimated economic useful life of the licensed asset. Such amortization is recorded as general and administrative expenses.

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such charges are reflected as general and administrative expenses.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees to:

●	CROs and other service providers in connection with clinical studies;
●	contract manufacturers in connection with the production of and testing of clinical trial materials; and
●	vendors in connection with preclinical development activities.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have concluded that there are no material uncertain tax positions and have not recorded an income tax expense or liability for uncertain tax positions as of December 31, 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted into law, which beginning in 2018, made several changes to U.S. corporate income tax provisions. We have identified changes in the TCJA which will have a material effect on our tax provision and future tax obligations. The TCJA reduced the U.S. corporate rate from a maximum rate of 35% to 21% effective January 1, 2018. The effect of this change was to reduce the potential future tax benefits from our deferred tax assets by $19.6 million that we had as of December 31, 2017. The TCJA also changed the potential benefit of net operating losses incurred after January 1, 2018. The new law limits the amount of net operating losses incurred post January 1, 2018 that can be used to offset taxable income to 80% of the taxable income generated in any one year, however, these net operating losses do not expire.

The other material change in our tax provision from the TCJA is elimination of the U.S. corporate alternative minimum tax (AMT) system and allowance for a tax refund for AMT credit carryovers as of December 31, 2017, which do not expire. We recorded an income tax receivable related to AMT credit carryovers of $0.8 million and $1.6 million as of December 31, 2019 and December 31, 2018, respectively.

We recorded net deferred tax assets of $77.4 million as of December 31, 2019, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2019, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $144.7 million; $68.0 million of such losses were incurred prior to December 31, 2017 and $76.7 million were incurred in the year December 31, 2018. We also had available tax credit carryforwards of $19.7 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2019 of $92.8 million, and available state tax credit carryforwards of approximately $11.0 million, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards incurred prior to January 1, 2018, expire starting in 2026, state net operating loss carryforwards expire starting in 2031, and federal tax credit carryforwards begin to expire starting in 2019. Approximately $0.4 million of federal tax credits will expire if unused from 2019 through 2024. Upon analysis, we believe that our net operating losses and tax credits were subject to an annual limitation due to the ownership change provisions by the Internal Revenue Code under Section 382 and similar state provisions. As a result of the limitations under Section 382, our federal and state tax operating loss and tax credit carryforwards have been limited.

We recorded an income tax expense of $0.3 million related to state AMT for the year ended December 31, 2019. No income tax expense or benefit was recorded for the year ended December 31, 2018. We recorded an income tax benefit of $0.5 million, related to federal and state AMTs, for the year ended December 31, 2017.

Valuation of Stock-Based Compensation

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

Common Stock Options Fair Value

We recognize stock-based compensation expense in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The use of a Black-Scholes model requires us to apply judgment and make assumptions and estimates that include the following:

●	Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.
●	Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future.
●	Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.
●	Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be between six and eight years. We use a simplified method to calculate the average expected term for employee awards.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in millions):

	Year ended
	December 31,
	2019	2018	Change
Revenues:
Research collaboration	$16.3	$20.1	$(3.8)
Milestone	23.2	20.5	2.7
Licensing	112.2	—	112.2
Royalties	5.0	—	5.0
Total revenues	156.7	40.6	116.1
Operating expenses:
Research and development	118.6	97.5	21.1
General and administrative	24.3	22.5	1.8
Total operating expenses	142.9	120.0	22.9
Other income, net	13.4	9.0	4.4
Income tax expense	0.3	—	0.3
Net income (loss)	$26.9	$(70.4)	$97.3

Revenues

Research collaboration revenues in 2019 represent revenue recognized under our Genentech and Astellas agreements while the research collaboration revenues in 2018 represent revenue recognized under our Novartis Agreement.

Milestone payments increased by $2.7 million in 2019 over 2018 amounts primarily due to receiving contractual milestones in 2019 from Amgen, Alexion and Novartis compared to contractual milestones received primarily from Alexion in 2018.

Licensing revenues in 2019 primarily consist of revenues recognized from our Genentech agreement.

Royalty revenues for 2019 represent royalty revenue recognized from our Alexion agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018 (in millions):

	Year Ended
	December 31,
	2019	2018	Change
Product programs:
Obexelimab (XmAb5871) programs	$17.5	$23.0	$(5.5)
XmAb7195 program	0.3	0.8	(0.5)
Bispecific programs:
CD3*	37.2	23.1	14.1
Tumor microenvironment (TME) activators	28.2	33.1	(4.9)
Cytokines*	22.0	7.7	14.3
Subtotal Bispecific programs	87.4	63.9	23.5
Other, research and early stage programs	13.4	9.8	3.6
Total research and development expense	$118.6	$97.5	$21.1

*Includes net reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $21.1 million in 2019 over 2018 amounts as we continue to expand our pipeline of bispecific antibody and cytokine candidates. Increased spending on our bispecific CD3 and our cytokine programs offset reduced spending on our TME activator candidates during the year.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million in 2019 over 2018 amounts primarily due to an increase in facility costs, staffing and intellectual property costs.

Other Income, Net

Other income, net increased by $4.4 million in 2019 over 2018 amounts reflecting additional interest income earned on our investments in marketable securities, which is due to higher investment balances as a result of our upfront proceeds received from our Genentech and Astellas agreements in March 2019.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the year ended December 31, 2018 and 2017 (in millions):

	Year Ended
	December 31,
	2018	2017	Change
Revenues:
Research collaboration	$20.1	$20.1	$—
Milestone	20.5	26.0	(5.5)
Licensing	—	0.1	(0.1)
Total revenues	40.6	46.2	(5.6)
Operating expenses:
Research and development	97.5	71.8	25.7
General and administrative	22.5	17.5	5.0
Total operating expenses	120.0	89.3	30.7
Other income, net	9.0	4.2	4.8
Income tax benefit	—	(0.5)	0.5
Net loss	$(70.4)	$(38.4)	$(32.0)

Revenues

Research collaboration revenue in 2018 and 2017 represents revenue recognized under our Novartis Agreement.

Milestone and contingent payments decreased by $5.5 million in 2018 over 2017 amounts primarily due to receiving contractual milestones in 2017 from Amgen, CSL and MorphoSys, compared to contractual milestones received from Alexion in 2018.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2018 and 2017 (in millions):

	Year Ended
	December 31,
	2018	2017	Change
Product programs:
Obexelimab (XmAb5871) programs	$23.0	$20.3	$2.7
XmAb7195 program	0.8	3.4	(2.6)
Bispecific programs:
CD3*	23.1	21.3	1.8
Tumor microenvironment (TME) activators	33.1	20.7	12.4
Cytokines*	7.7	—	7.7
Subtotal Bispecific programs	63.9	42.0	21.9
Other, research and early stage programs	9.8	6.1	3.7
Total research and development expense	$97.5	$71.8	$25.7

*Includes net payments from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $25.7 million in 2018 over 2017 amounts as we continue to expand our pipeline of bispecific antibody and cytokine candidates. The primary increases in research and development spending were on our bispecific TME activator and cytokine programs. Increased spending on our obexelimab program and early discovery research programs was partially offset by reduced spending on the XmAb7195 program.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million in 2018 over 2017 amounts primarily due to an increase in facility costs, staffing and stock-based compensation costs.

Other Income, Net

Other income, net increased by $4.8 million in 2018 over 2017 amounts, reflecting additional interest income earned on our investments in marketable securities, which is higher due to increased investment balances as a result of our follow-on public offering in March 2018.

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through proceeds from public offering, private sales of our equity, convertible notes and payments received under our collaboration and development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

We have incurred substantial operating losses since our inception, and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our bispecific Fc domain pipeline of product candidates, evaluate opportunities for the potential clinical development of our other preclinical programs, and continue our research efforts.

In March 2019, we received a total of $135.0 million in upfront payment in connection with our Genentech and Astellas collaboration agreements.

In March 2018, we completed the sale of 8,395,000 shares of common stock which included shares that we issued pursuant the underwriters’ exercise of their over-allotment option pursuant to a follow-on public offering. We received net proceeds of $245.5 million, after deducting underwriters’ discounts and offering expenses.

On September 19, 2016, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Piper Jaffray & Co (Piper Jaffray) pursuant to which we could sell from time to time, at our option, up to an aggregate of $40 million of common stock through Piper Jaffray as sales agent. The issuance and sale of these shares by Xencor under the Distribution Agreement were pursuant to our shelf registration statement on Form S-3 (File No.333-213700) declared effective by the SEC on October 5, 2016. We did not sell any shares under the Distribution Agreement, and the Distribution Agreement expired in October 2019.

At December 31, 2019, we had $601.3 million of cash, cash equivalents and marketable debt securities compared to $530.5 million at December 31, 2018. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and royalty payments. In early 2020, we received a $6.0 million upfront payment related to our collaborations with Gilead and will receive an additional $5.0 million in upfront payments and $5.0 million in Aimmune stock related to our Aimmune collaboration. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales and do not expect to do so until we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the early clinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that our operating expenses will continue to increase in connection with ongoing as well as additional planned clinical and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration and licensing opportunities.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestone and royalty payments will be sufficient to fund our operations into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in):
Operating activities	$64,374	$(79,756)	$(33,597)
Investing activities	(50,970)	(164,767)	31,864
Financing activities	10,662	254,241	3,733
Net increase in cash and cash equivalents	$24,066	$9,718	$2,000

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 reflects upfront and milestone payments received in excess of operating expenses, while net cash used in operations for the years ended December 31, 2018 and December 31, 2017 reflects operating expenses in excess of milestone payments primarily for advancing our pipeline of bispecific antibody candidates during such years.

Investing Activities

Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2019, we purchased $39.9 million of marketable securities, net of $456.9 million of proceeds from sales and maturities. In 2018, we purchased $155.7 million in marketable securities, net of $222.1 million of proceeds from sale and maturities and in 2017 we received $39.2 million in marketable securities, net of $76.5 million of purchases. We acquired $3.7 million, $1.9 million and $2.0 million of intangible assets in the years ended December 31, 2019, 2018 and 2017, respectively. We purchased $7.4 million, $7.2 million and $5.3 million of capital equipment for the years ended December 31, 2019, 2018 and 2017 respectively. The increase in capital expenditure in 2019 and 2018 compared to 2017 is primarily due to leasehold improvements purchased our laboratory facilities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019 consists primarily of cash from stock option exercises and the sales of shares under the ESPP.

Net cash provided by financing activities during the year ended December 31, 2018 consists primarily of net proceeds from our March 2018 follow-on public offering and cash from stock option exercises and the sale of shares under the ESPP.

Net cash provided by financing activities during the year ended December 31, 2017 consists primarily of cash from stock option exercises and the sale of shares under the ESPP.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facilities (1)	$5,790	$2,404	$3,386	$—	$—
(1)	Consists of operating leases on our corporate headquarters in Monrovia, CA encompassing two floors of 24,000 square feet each that expire in June 2020 and September 2022, respectively, and on our San Diego, CA offices encompassing 24,000 square feet that expires in August 2022.

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

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin receptor 2 (SSTR2). The variable domain of this antibody is incorporated in our XmAb18087 drug candidate. Under this license agreement, we may be required to make $3.8 million in additional contingent payments which include $800,000 of clinical milestones and $3.0 million of regulatory milestones, in addition to royalties upon commercial sales of products of less than 1%. We made an upfront payment of $200,000 in connection with this license and made a Phase 1 milestone payment of $100,000 in 2018. We have not made any additional milestone payments under this arrangement.

In January 2019, we entered into a second agreement with BIO-TECHNE which agreement is effective February 2018 for a non-exclusive license to certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1 antibody. We expect to use this protein in certain of our oncology drug candidates. Under this license agreement, we may be required to make $22.0 million in additional contingent payments which include $1.5 million of clinical milestones, $4.5 million of regulatory milestones and milestones on the achievement of certain sales of $16.0 million, in addition to royalties upon commercial sales of products of 1%. We made an upfront payment in connection with this license in 2019 and have not made any additional payments under this license agreement.

In November 2015, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our XmAb14045 drug candidate. We made an upfront payment of 50,000 Swiss Francs (CHF) in connection with the license and may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND submission. There were no additional milestone payments made under this license agreement.

In February 2016, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our plamotamab drug candidate. In connection with the license we may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND submission. There were no additional milestone payments made under this license agreement.

In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for each of our bispecific antibody and cytokine drug candidates: XmAb18087, XmAb20717, XmAb22841, XmAb23104, XmAb24306 and XmAb27564. The terms for each agreement are identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2017, we made a CHF 85,000 milestone payment in connection with an IND submission. In 2018, we made three milestone payments of CHF 85,000 each in connection with three separate IND submissions. In 2019, we made a milestone payment of CHF 75,000 in connection with an IND submission.

In December 2015, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with our obexelimab drug candidate. Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the obexelimab manufacturing process to a third party. These contingent payments total $2.75 million and include $500,000 in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of obexelimab approved products with such royalties less than 1%. In 2017, we transferred the manufacturing process for obexelimab to a third-party manufacturer. We did not make any milestone payments under this agreement in 2019 or 2018.

In December 2011, we entered into a Cell Line Sale Agreement with Catalent Pharma Solutions LLC for a worldwide license to develop and commercialize products produced from the Catalent cell line that was manufactured in connection with the XmAb7195 drug candidate. This agreement was subsequently amended in April 2015. Under the terms of the agreement, we may be obligated to make contingent payments upon transfer of the XmAb7195 manufacturing process to a third party. These contingent payments total $2.75 million and include $0.5 million in development milestones and $2.25 million in regulatory milestones in addition to royalties on net sales of XmAb7195 approved products with such royalties less than 1%. We did not make any milestone payments under this Agreement in 2019 and 2018. In February 2020, we sublicensed our rights under the Cell Line Agreement to Aimmune in connection with our license to XmAb7195. Under the sublicensing agreement, Aimmune will assume all responsibilities and obligations under the Cell Line Agreement.

In December 2012, we entered into a Cross-License Agreement with MedImmune, LLC (MedImmune) for a non-exclusive license to certain MedImmune patents related to half-life technology. Under the terms of the agreement, we may be obligated to make contingent payments in connection with the use of our Xtend™ technology, including use by us in our development candidates and also for use by our licensees. These contingent payments total $250,000 per program and include $150,000 in clinical milestones and $100,000 in regulatory milestones. In addition, we may be obligated to make contingent payments for tiered sales milestones on the sale of approved products from $20,000 per year to $1.0 million per year. Our obligations to make payments under this agreement expire in December 2021. We made milestone payments under this agreement of $75,000, $125,000 and $75,000 for 2017, 2018 and 2019, respectively.

As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations and commitment tables above.

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

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Xencor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xencor, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 24, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Collaboration and Licensing Agreements

As discussed in Note 10 to the financial statements, the Company entered into collaboration and licensing agreements during the year ended December 31, 2019. These contracts contain multiple performance obligations. For each performance obligation identified, the Company recognizes revenue upon transfer of control of promised intellectual property and technology licenses, or upon delivery of research and development services to its collaboration and licensing partners in an amount that reflects the consideration the Company expects to receive in exchange for those licenses or services. Management applies significant judgment in determining the revenue recognition for these collaboration and licensing contracts, including the identification of and accounting for all performance obligations and the calculation of the standalone selling price (SSP) for each identified performance obligation. Management’s identification of the performance obligations requires significant judgment, including whether the performance obligations are distinct and capable of being distinct, which requires management to evaluate whether the customer can benefit from the good or service on its own, or together with other resources readily available to the customer. The Company’s estimate of SSP for each performance obligation within these customer contracts requires management to consider many factors, including external market data, as well as an estimate of future profitability.

We identified the Company’s revenue recognition related to the collaboration and licensing agreements as a critical audit matter because auditing the identification and accounting for performance obligations, and the calculation of the SSP for each performance obligation, required significant audit effort and a high degree of auditor judgment and subjectivity to perform our audit procedures and evaluate the audit evidence obtained.

Our audit procedures related to the Company’s collaboration and licensing contracts included the following, among others:

●	We obtained and read the collaboration and licensing agreements and evaluated the completeness of the performance obligations identified by management, and performed an evaluation of whether these performance obligations were distinct and capable of being distinct.

●	We obtained an understanding of the relevant controls related to the collaboration and licensing contracts and tested such controls for design and operating effectiveness, including management review controls related to identifying distinct performance obligations and when transfer of control is satisfied, and determining the SSP over each of the identified performance obligations.

●	We tested management’s process used to estimate the SSP by evaluating the models, including testing the accuracy and completeness of data used, and reasonableness of assumptions applied by management.

●	As each contract has multiple performance obligations, we also tested the allocation of the transaction price to each performance obligation based upon the SSP.

We have served as the Company’s auditor since 2015.

/s/ RSM US LLP

Los Angeles, California
February 24, 2020

Report of Independent Registered Public Accounting Firm

Regarding Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of

Xencor, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Xencor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the period ended December 31, 2019, of the Company and our report, dated February 24, 2020, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Los Angeles, California
February 24, 2020

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$50,312	$26,246
Marketable securities	479,470	268,115
Accounts receivable	21,574	10,187
Income tax receivable	502	804
Prepaid expenses and other current assets	6,547	10,375
Total current assets	558,405	315,727
Property and equipment, net	15,805	11,813
Patents, licenses, and other intangible assets, net	14,421	11,969
Marketable securities - long term	71,526	236,108
Income tax receivable	402	804
Right of use asset	9,380	—
Other assets	311	311
Total assets	$670,250	$576,732
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,189	$3,797
Accrued expenses	8,995	9,662
Deferred rent	—	315
Lease liabilities	2,169	—
Deferred revenue	45,205	40,079
Total current liabilities	66,558	53,853
Deferred rent, net of current portion	—	1,198
Lease liabilities, net of current portion	8,565	—
Deferred revenue, net of current portion	1,926	—
Total liabilities	77,049	55,051
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 56,902,301 issued and outstanding shares at December 31, 2019 and 56,279,542 issued and outstanding at December 31, 2018	569	563
Additional paid-in capital	887,873	845,366
Accumulated other comprehensive income (loss)	1,161	(971)
Accumulated deficit	(296,402)	(323,277)
Total stockholders’ equity	593,201	521,681
Total liabilities and stockholders’ equity	$670,250	$576,732

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Revenue
Collaborations, licenses, milestones and royalties	$156,700	$40,603	$46,150
Operating expenses
Research and development	118,590	97,501	71,772
General and administrative	24,286	22,472	17,501
Total operating expenses	142,876	119,973	89,273
Income (loss) from operations	13,824	(79,370)	(43,123)
Other income (expense)
Interest income, net	13,619	9,086	4,181
Other income (expense)	(256)	(125)	(7)
Total other income, net	13,363	8,961	4,174

Income (loss) before income tax	27,187	(70,409)	(38,949)
Income tax expense (benefit)	312	—	(463)
Net income (loss)	26,875	(70,409)	(38,486)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale	2,132	837	(367)
Comprehensive income (loss)	$29,007	$(69,572)	$(38,853)

Net income (loss) per share attributable to common stockholders:
Basic	$0.48	$(1.31)	$(0.82)
Diluted	$0.46	$(1.31)	$(0.82)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	56,531,439	53,942,116	46,817,756
Diluted	58,467,880	53,942,116	46,817,756

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Loss	Deficit	Equity
Balance, December 31, 2016	46,567,978	466	553,290	(1,441)	(214,382)	337,933
Issuance of common stock upon exercise of stock awards	363,603	4	2,793	—	—	2,797
Issuance of common stock under the Employee Stock Purchase Plan	70,907	—	936	—	—	936
Comprehensive loss	—	—	—	(367)	(38,486)	(38,853)
Stock-based compensation	—	—	13,651	—	—	13,651
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,420	—	—	245,504
Issuance of common stock upon exercise of stock awards	824,731	8	7,609	—	—	7,617
Issuance of common stock under the Employee Stock Purchase Plan	57,323	1	1,119	—	—	1,120
Comprehensive income (loss)	—	—	—	837	(70,409)	(69,572)
Stock-based compensation	—	—	20,548	—	—	20,548
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	543,887	5	9,264	—	—	9,269
Issuance of common stock under the Employee Stock Purchase Plan	67,561	1	1,392	—	—	1,393
Issuance of restricted stock units	11,311	—	—
Comprehensive income	—	—	—	2,132	26,875	29,007
Stock-based compensation	—	—	31,851	—	—	31,851
Balance, December 31, 2019	56,902,301	$569	$887,873	$1,161	$(296,402)	$593,201

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$26,875	$(70,409)	$(38,486)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,298	3,251	2,030
Amortization of premium on marketable securities	(4,321)	(394)	2,845
Stock-based compensation	31,851	20,548	13,651
Abandonment of capitalized intangible assets	221	239	396
Loss on disposal of assets	8	102	83
Loss on sale of marketable securities available-for-sale	—	74	—

Changes in operating assets and liabilities:
Accounts receivable	(11,321)	(9,045)	7,474
Interest receivable	(387)	(535)	(307)
Prepaid expenses and other current assets	3,828	(4,769)	(2,705)
Income tax receivable	704	(84)	(1,524)
Other assets	—	(46)	(161)
Accounts payable	6,392	(3,072)	2,989
Accrued expenses	(667)	4,182	(1,212)
Deferred rent	(1,513)	398	589
Income tax payable	—	(157)	91
Lease liabilities and ROU assets	1,354	—	—
Deferred revenue	7,052	(20,039)	(19,350)
Net cash provided by (used in) operating activities	64,374	(79,756)	(33,597)
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	456,923	222,125	115,757
Proceeds from sale of property and equipment	—	9	—
Purchase of marketable securities	(496,855)	(377,840)	(76,529)
Purchase of intangible assets	(3,685)	(1,935)	(1,967)
Purchase of property and equipment	(7,353)	(7,212)	(5,311)
Proceeds from repayment of (investment in) loan receivable	—	86	(86)
Net cash provided by (used in) investing activities	(50,970)	(164,767)	31,864
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	9,269	7,617	2,797
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,393	1,120	936
Proceeds from issuance of common stock	—	260,245	—
Common stock issuance costs	—	(14,741)	—
Net cash provided by financing activities	10,662	254,241	3,733
Net increase in cash and cash equivalents	24,066	9,718	2,000
Cash and cash equivalents, beginning of year	26,246	16,528	14,528
Cash and cash equivalents, end of year	$50,312	$26,246	$16,528
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$11	$16	$13
Taxes	$400	$233	$969
Supplemental Schedule of Noncash Investing Activities
Net unrealized gain (loss) on marketable securities available-for-sale	$2,132	$837	$(367)

See accompanying notes to the financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and proteins to treat severe and life-threatening diseases with unmet medical needs. We use our proprietary XmAb technology platform to create next-generation antibody product candidates designed to treat cancer and autoimmune diseases. We focus on the portion of the antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, are applied to our pipeline of antibody and protein-based drug candidates to increase immune inhibition, improve cytotoxicity, extend half-life and most recently to create bispecific antibodies and cytokines.

Our operations are based in Monrovia, California and San Diego, California.

Basis of Presentation

The Company’s financial statements as of December 31, 2019, 2018, and 2017 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).

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

Pronouncements not yet effective

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities, that are determined to be impaired, will be required when the amortized cost is below the fair market value. The amendment is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. We will apply the standard’s provision as a cumulative effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect the adoption to have a material impact on our results of operations or financial position.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required). The amendments are effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate that the standard will have a significant impact on tis financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate that the standard will have a significant impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is effective for fiscal years beginning and after December 15, 2020, and interim periods within those fiscal years. The standard removes specific exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. The Company does not anticipate that the standard will have a significant impact on its financial statements.

Revenue Recognition

We have, to date, earned revenue from research and development collaborations, which may include research and development services, licenses of our internally developed technologies, licenses of our internally developed drug candidates, or combinations of these.

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

The terms of our licensing agreements include non-refundable upfront fees, annual licensing fees, and contractual payment obligations for the achievement of pre-defined preclinical, clinical, regulatory and sales-based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

We recognize revenue through the five-step process in accordance with ASC 606 Revenue Recognition when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $47.1 million and $40.1 million at December 31, 2019 and 2018, respectively.

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

The Company considers its marketable debt securities to be “available-for-sale”, as defined by authoritative guidance issued by the FASB. These assets are carried at fair value and the unrealized gains and losses are included in accumulated other comprehensive income (loss). Accrued interest on marketable debt securities is included in marketable securities. Accrued interest was $2.7 million and $2.3 million at December 31, 2019 and 2018, respectively. If a decline in the value of a marketable security in the Company’s investment portfolio is deemed to be other-than-temporary, the Company writes down the security to its current fair value and recognizes a loss as a charge against income. The Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost are other-than-temporary.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2019 and 2018 approximated $50.0 million and $26.0 million, respectively.

We have payables with two service providers that represent 48% of our total payables and four service providers that represented 49% of our total payables at December 31, 2019 and 2018, respectively. We rely on three critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2019 or 2018.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2019
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$32,009	$32,009	$—
Corporate Securities	281,751	—	281,751
Government Securities	269,245	—	269,245
	$583,005	$32,009	$550,996

	December 31, 2018
	Total
	Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$18,270	$18,270	$—
Corporate Securities	104,967	—	104,967
Government Securities	399,256	—	399,256
	$522,493	$18,270	$504,223

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years or remaining
lease term, whichever is less

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from five to 25 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued, or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2019, 2018 and 2017, we abandoned previously capitalized patent and licensing related charges of $0.2 million, $0.2 million and $0.4 million, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2019	2018
Patents, definite life	$10,597	$9,320
Patents, pending issuance	7,266	5,644
Licenses and other amortizable intangible assets	2,510	2,011
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	20,772	17,374
Accumulated amortization—patents	(4,912)	(4,142)
Accumulated amortization—licenses and other	(1,439)	(1,263)
Total intangible assets, net	$14,421	$11,969

Amortization expense for patents, licenses, and other intangible assets was $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2019, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2020	$1,009
2021	912
2022	880
2023	809
2024	647
Thereafter	2,365
Total	$6,622

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2019, the Company has $7.3 million of intangible assets which are in-process and have not been placed in service, and accordingly amortization on these assets has not commenced.

Long-Lived Assets

Management reviews long-lived assets which include fixed assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

We did not recognize a loss from impairment for the years ended December 31, 2019, 2018 or 2017.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2019 or 2018.

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted on December 22, 2017 and has several key provisions impacting the accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax (AMT) system, and made changes to the utilization and carryforward of net operating losses beginning on January 1, 2018. The tax reform provided for a refund of unused AMT carryforwards for years beginning after December 31, 2017. We recorded an income tax receivable as of December 31, 2019 and 2018 of $0.8 million and $1.6 million, respectively related to federal AMT carryforwards.

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options and shares issued under our Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures when they occur. We recorded stock-based compensation and expense for stock-based awards to employees, directors and consultants of approximately $31.9 million, $20.5 million and $13.7 million for the years ended December 31, 2019, 2018 and 2017 respectively. Included in the 2019, 2018, and 2017 balances for total compensation expense is $0.7 million, $0.7 million and $0.5 million, respectively, relating to our ESPP.

Options granted to individual service providers that are not employees or directors are accounted for at estimated fair value using the Black-Scholes option-pricing method and are subject to periodic re-measurement over the period during which the services are rendered.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities were included in the diluted net income per common share calculation for 2019. We included 1,923,310 options to purchase shares of common stock and 13,131 shares of restricted stock units (RSUs) in the calculation of the weighted-average common shares outstanding used in computing diluted net income per common share. We excluded 1,022,623 shares of options and RSUs from the calculation for 2019 because the inclusion of such shares would have had an antidilutive effect.

In 2018 and 2017, we excluded all options and awards from the calculations because we reported net losses in the periods and the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$26,875	$(70,409)	$(38,486)
Denominator:
Weighted-average common shares outstanding	56,531,439	53,942,116	46,817,756
Basic net income (loss) per common share	$0.48	$(1.31)	$(0.82)
Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$26,875	$(70,409)	$(38,486)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	56,531,439	53,942,116	46,817,756
Dilutive effect of employee stock options and ESPP	1,936,441	—	—
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	58,467,880	53,942,116	46,817,756
Diluted net income (loss) per common share	$0.46	$(1.31)	$(0.82)

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2019 and 2018, the only component of other comprehensive income (loss) is net unrealized gains on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2019.

3. Marketable Securities

The Company’s marketable debt securities held as of December 31, 2019 and 2018 are summarized below:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$32,009	$—	$—	$32,009
Corporate Securities	281,586	195	(30)	281,751
Government Securities	268,239	1,006	—	269,245
	$581,834	$1,201	$(30)	$583,005

Reported as
Cash and cash equivalents				$32,009
Marketable securities				550,996
Total investments				$583,005

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$18,270	$—	$—	$18,270
Corporate Securities	105,311	1	(345)	104,967
Government Securities	399,873	187	(804)	399,256
	$523,454	$188	$(1,149)	$522,493

Reported as
Cash and cash equivalents				$18,270
Marketable securities				504,223
Total investments				$522,493

The maturities of the Company’s marketable debt securities as of December 31, 2019 are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$478,338	$479,470
Mature after one year through five years	71,487	71,526
	$549,825	$550,996

The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized gain (losses)
(in thousands)
Corporate Securities	$46,303	$(24)	$13,992	$(6)
Government Securities	—	—	—	—
	$46,303	$(24)	$13,992	$(6)

	December 31, 2018
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$84,666	$(310)	$17,805	$(35)
Government Securities	176,225	(672)	116,830	(132)
	$260,891	$(982)	$134,635	$(167)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

4. Sale of Additional Common Stock

In March 2018, we completed the sale of 8,395,000 shares of commons stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $245.5 million, after underwriters’ discounts and offering expenses.

On September 19, 2016, we entered into an Equity Distribution Agreement (the Distribution Agreement) with Piper Jaffray & Co (Piper Jaffray) pursuant to which we could sell from time to time, at our option, up to an aggregate of $40.0 million of common stock through Piper Jaffray as sales agent. We did not sell any shares under the Distribution Agreement, and the Distribution Agreement terminated in October 2019.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Computers, software and equipment	$21,087	$16,292
Furniture and fixtures	492	173
Leasehold and tenant improvements	6,831	4,774
	28,410	21,239
Less accumulated depreciation and amortization	(12,605)	(9,426)
	$15,805	$11,813

Depreciation and amortization expense related to property and equipment in 2019, 2018 and 2017 was $3.4 million, $2.4 million and $1.2 million, respectively.

6. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for income taxes for the year ended December 31, 2019 was $0.3 million. There was no tax provision for the year ended December 31, 2018, and the provision for income taxes for the year ended December 31, 2017 was a benefit of $0.5 million. Current tax expense of $0.3 million for the year ended December 31, 2019 represents state alternative minimum tax.

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Federal statutory income tax	$5,709	$(14,795)	$(13,243)
State and local income taxes	2,549	(4,767)	(1,806)
Research and development credit	(6,747)	(6,170)	(5,554)
Stock based compensation	1,927	444	2,709
Effect of the 2017 Tax Cut and Jobs Act	—	—	19,596
State credit	1,725	—	—
Other	(301)	414	720
Net change in valuation allowance	(4,550)	24,874	(2,885)
Income tax provision (benefit)	$312	$—	$(463)

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2019 and 2018 is presented below (in thousands):

	December 31,
	2019	2018
Deferred income tax assets
Net operating loss carryforwards	$36,891	$49,889
Research credits	28,415	23,151
Depreciation	334	207
Unrealized loss on securities	—	269
Accrued compensation	4,788	1,097
Deferred revenue	11,215	11,222
State taxes	64	—
Gross deferred income tax assets	81,707	85,835
Valuation allowance	(77,389)	(82,537)
Net deferred income tax assets	4,318	3,298
Deferred income tax liabilities
Patent costs	(3,736)	(3,142)
Licensing costs	(229)	(125)
Capitalized legal costs	(26)	(31)
Unrealized gain on securities	(327)	—
Gross deferred income tax liabilities	(4,318)	(3,298)
Net deferred income tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. One of the changes was elimination of the AMT tax system for corporations and allowance of an income tax refund for AMT tax credit carryforwards as of December 31, 2017. We have reported an income tax receivable of $0.8 million and $1.6 million as of December 31, 2019 and 2018 to reflect the U.S. AMT credit carryforwards we have available, which do not expire. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2019 and 2018. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2019, the valuation allowance decreased by $5.1 million. Upon analysis, we determined that we experienced an ownership change under Section 382 of the Internal Revenue Code and related state provisions as a result of our sale of preferred stock and sale of common stock during 2013. Sections 382 and 383 of the Internal Revenue Code limit the amount of net operating losses and tax credit forwards that may be available after a change in ownership. The Company has adjusted its net operating loss and tax credit carryforwards to reflect the impact of the limitation under sections 382 and section 383 of the Internal Revenue Code. The Company’s tax returns remain open to potential inspection for the years 2015 and onwards for federal purposes and 2014 and onwards for state purposes.

As of December 31, 2019, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $144.7 million and $92.8 million respectively, and available tax credit carryforwards of approximately $19.7 million for federal income tax purposes and $11.0 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards consists of $68.0 million of losses incurred prior to January 1, 2018 and which can be used to offset 100% of future taxable income and $76.7 million of losses incurred after January 1, 2018 which can be used to offset up to 80% of taxable income in subsequent years.

Our federal net operating loss carryforwards expire starting in 2026, state net operating losses expire starting in 2032, and federal tax credit carryforwards began to expire starting in 2019. A total of $0.03 million in federal tax credits expired in 2019 and an additional $0.3 million will expire over the next five years if not utilized. Utilization of our net operating loss and tax credit carryforwards are subject to a substantial annual limitation under Section 382 of the Code due to the fact that we have experienced ownership changes. As a result of these changes, certain of our net operating loss and tax credit carryforwards may expire before we can use them.

7. Stock-Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan) and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. The 2013 Plan became effective as of December 2, 2013, the date of the pricing of the Company’s initial public offering. As of December 2, 2013, we suspended the 2010 Plan and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of December 31, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was 11,277,816. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. On January 1, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was automatically increased by 2,251,181 shares, which number is included in the number of shares available for issuance above. As of December 31, 2019, a total of 8,893,515 options have been granted under the 2013 Plan.

As of December 31, 2019, the Company has awarded 105,499 RSUs to certain employees pursuant to the 2013 Plan. Vesting of these awards will be in three equal annual installments and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

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

We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which number is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there were no increases in the number of authorized shares in the ESPP in years from 2015 to 2019. As of December 31, 2019, we have issued a total of 417,277 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized was as follows:

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
General and administrative	$8,854	$7,699	$5,617
Research and development	22,997	12,849	8,034
	$31,851	$20,548	$13,651

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Stock options	$30,502	$19,537	$13,153
ESPP	687	744	498
RSUs	662	267	—
	$31,851	$20,548	$13,651

Information with respect to stock options outstanding is as follows:

	December 31,
	2019	2018	2017
Exercisable options	3,950,965	3,058,659	2,558,941
Weighted average exercise price per share of exercisable options	$17.79	$15.12	$11.06
Weighted average grant date fair value per share of options granted during the year	$20.74	$18.06	$16.92
Options available for future grants	3,975,160	3,576,574	3,394,691
Weighted average remaining contractual life	7.32	7.51	7.62

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2017	5,093,442	15.32	7.62	$35,495
Options granted	1,805,937	27.43
Options forfeited	(107,720)	21.66
Options exercised(3)	(824,731)	9.24
Balances at December 31, 2018	5,966,928	19.71	7.51	$99,273
Options granted	2,142,228	35.80
Options forfeited	(390,950)	32.23
Options exercised(3)	(543,887)	17.04
Balances at December 31, 2019	7,174,319	$24.03	7.32	$79,116
As of December 31, 2019
Options vested and expected to vest	7,174,319	$24.03	7.32	$79,116
Exercisable	3,950,965	$17.79	6.17	$66,286
(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2019 and 2018.
(3)	The total intrinsic value of stock options exercised was $11.5 million, $23.6 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017 respectively.

The stock options outstanding and exercisable by exercise price at December 31, 2019 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$0.59 – $4.25	238,621	3.45	$3.49	238,621	$3.49
$10.28 – $15.51	1,378,151	5.37	$12.21	1,350,781	$12.19
$15.69 – $23.75	2,878,221	7.04	$21.37	1,963,376	$20.62
$23.80 – $35.80	1,071,704	8.66	$31.18	276,042	$27.64
$36.03 – $44.19	1,607,622	9.16	$37.22	122,145	$39.85
	7,174,319	7.32	$24.03	3,950,965	$17.79

We estimated the fair value of employee and non-employee awards using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. Management estimates the probability of non-employee awards being vested based upon an evaluation of the non-employee achieving their specific performance goals.

Options granted after our initial public offering are issued at the fair market value of our stock on the date of grant.

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2019, 2018 and 2017:

Options
	2019	2018	2017
Common stock fair value per share	$17.37 - 25.14	$21.80 - 43.16	$19.61 - 25.67
Expected volatility	60.67% - 61.33%	70.97% - 73.10%	77.42% - 96.73%
Risk-free interest rate	1.37% - 2.60%	2.29% - 3.10%	0.96% - 2.37%
Expected dividend yield	—	—	—
Expected term (in years)	5.23 - 6.59	5.23 - 6.08	5.23 - 6.08

ESPP
	2019	2018	2017
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.77% - 71.37%	57.04% - 71.37%	67.83% - 79.76%
Risk-free interest rate	1.47% - 2.70%	1.47% - 2.70%	0.47% - 1.80%
Expected dividend yield	—	—	—

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the year ended December 31, 2019 was determined using a blended volatility by examining the historical volatility for industry peer companies and the volatility of our stock from the effective date that our shares were publicly traded on a national stock exchange. For years ended December 31, 2018 and 2017 expected stock volatility was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

We determined the average expected life of stock options based on the simplified method because our common stock has not been publicly traded for an extended period, and we do not have a track record of our stock being traded on the public markets for sufficient time to establish the volatility of our stock.

The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options.

The expected dividend assumption is based on our history and expectation of dividend payouts.

The following table summarizes RSU activity for the years ended December 31, 2019:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	(Per Unit)
Unvested at December 31, 2018	33,933	$27.64
Granted	71,566	36.68
Vested	(11,311)	27.64
Forfeited	(4,182)	31.12
Unvested at December 31, 2019	90,006	$34.66

As of December 31, 2019 and 2018, the unamortized compensation expense related to unvested stock options was $51.1 million and $42.8 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.72 years. At December 31, 2019 and 2018, the unamortized compensation expense was $1.4 million and $0.8 million respectively under our ESPP. The remaining unamortized expense will be recognized over the next 1.94 years. At December 31, 2019 and 2018, the unamortized compensation expense related to unvested restricted stock units was $2.5 million and $0.7 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.43 years.

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

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of December 31, 2019, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2019 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
2020	$2,703
2021	2,588
2022	2,208
2023	1,352
2024	1,371
Thereafter	2,282
Total undiscounted lease payments	12,504
Less: Imputed interest	(1,770)
Present value of lease payments	$10,734

Lease liabilities - short-term	$2,169
Lease liabilities - long-term	8,565
Total lease liabilities	$10,734

Our operating lease cost and the cash payments for operating leases for the year ended December 31, 2019 were $2.7 million and $2.6 million, respectively. Rent expense for the year ended December 31, 2018 was $2.5 million.

At December 31, 2019, the weighted-average remaining lease term for operating leases was 5.5 years, and the weighted average discount rate for operating leases is 5.5%.

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and we did not record a liability as of December 31, 2019 and 2018.

10. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2019, 2018, and 2017. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

Genentech

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb24306, the Company’s IL-15/IL-15Ra candidate.

Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb24306 and other Collaboration Products, including any new IL-15 programs identified during the joint research collaboration. Genentech and Xencor will jointly collaborate on worldwide development of XmAb24306 and potentially other Collaboration Products with Genentech maintaining all worldwide commercialization rights, subject to Xencor having an option to co-promote in the United States. Xencor has the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents at its own cost, subject to certain restrictions.

The term of the Genentech Agreement will continue on a program-by-program and country-by-country basis until there are no remaining payment obligations from Genentech to Xencor with respect to Collaboration Products. Genentech may terminate the Genentech Agreement in its entirety or on a Collaboration Product-by-Collaboration Product basis by providing prior written notice. Xencor may terminate the Agreement on a Collaboration Product-by-Collaboration Product basis under certain circumstances. In the event of a termination of any individual Collaboration Product or the Genentech Agreement in its entirety, the relevant rights revert to Xencor subsequent to negotiation of a termination agreement with Genentech.

The Company received a $120.0 million upfront payment and is eligible to receive up to an aggregate of $160.0 million in clinical milestone payments for XmAb24306 and up to $180.0 million in clinical milestone payments for each new Collaboration Product. The Company is also eligible to receive 45% share of net profits for sales of XmAb24306 and other Collaboration Products, while also sharing in net losses at the same percentage rate. The parties will jointly share in development and commercialization costs for all programs designated as a development program under the Genentech Agreement at the same percentage rate, while Genentech will bear launch costs entirely. The initial 45% profit-cost share percentage is subject to a one-time downward adjustment at the Company’s discretion and convertible to a royalty under certain circumstances.

Pursuant to the Genentech Agreement, XmAb24306 is designated as a development program and all costs incurred for developing XmAb24306 from the effective date of the Genentech Agreement are being shared with Genentech under the initial cost-sharing percentage.

Under the Genentech Agreement, the Company and Genentech will conduct joint research activities for a two-year period to identify and discover additional IL-15 candidates developed from the Company’s cytokine and bispecific technologies. The two-year research term may be extended an additional year if both parties agree. The Company and Genentech are each responsible for their own costs in conducting the research activities. The Company is eligible for clinical milestone payments for new Collaboration Products identified from the research efforts.

The Company evaluated the Genentech Agreement under the provisions of ASU No. 2014-09, Revenue from Contracts with Customers and all related amendments (collectively, ASC 606) as well as ASC 808, Collaborative Arrangements. Certain provisions of the Genentech Agreement including the cost-sharing of development programs are governed by ASC 808. We have determined that Genentech is a customer for purposes of the delivery of specific performance obligations under the Genentech Agreement and applied the provisions of ASC 606 to the transaction.

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

The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $111.7 million allocated to the license to XmAb24306 and $8.3 million allocated to the research services.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. The license was transferred upon the effective date of the Genentech Agreement and when the Company subsequently transferred certain data related to the program to Genentech. The $8.3 million allocated to the research activities is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. A total of $2.2 million of revenue related to the research activities was recognized in the year ended December 31, 2019.

For the year ended December 31, 2019, we recognized $113.9 million of income from the Genentech Agreement. As of December 31, 2019, there is a $0.9 million payable related to cost-sharing development activities during the fourth quarter of 2019 for the XmAb24306 program. There is $6.1 million in deferred revenue as of December 31, 2019 which reflects our obligation to perform research services during the research term.

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

The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $13.6 million allocated to delivery of the bispecific antibodies and the remainder of $1.4 million was allocated to the research activities.

The Company recognized the $13.6 million allocated to the bispecific antibodies when it satisfied its performance obligation and transferred the bispecific antibodies to Astellas. Astellas transferred the research antibodies to the Company and the Company applied its bispecific technologies to and transferred the completed antibodies to Astellas in June 2019. The $1.4 million allocated to the research activities is being recognized as the research services are being completed over the period of time the Company expects to complete the activities under the research plan.

We recognized $14.0 million of revenue under this arrangement for the year ended December 31, 2019. There is $1.0 million in deferred revenue as of December 31, 2019 related to our obligation to complete research activities under the Astellas Agreement.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb® technologies and drug candidates. Pursuant to the Novartis Agreement:

●	The Company granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 and XmAb13676 (plamotamab), two development stage products that incorporate the Company’s bispecific Fc technology;
●	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program); and
●	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

In December 2018, Novartis notified the Company it was terminating its rights with respect to the plamotamab program, which became effective June 2019. Under the Novartis Agreement, Novartis is responsible to fund its share of plamotamab development costs through June 2020. In November 2019, the Company and Novartis amended the Agreement and Novartis paid the Company $1.4 million in settlement of its projected remaining cost-sharing due for the plamotamab program.

Pursuant to the Novartis Agreement, the Company will apply its bispecific technology to up to four target pair antibodies selected, if available for exclusive license to Novartis and not subject to a Company internal program. The Company will apply its bispecific technology to generate bispecific antibody candidates from starting target pair antibodies provided by Novartis for each of the four Global Discovery Programs and return the bispecific product candidate to Novartis for further testing, development and commercialization. Novartis has the right to substitute up to four of the original selected target pair antibodies during the research term provided that Novartis has not submitted and received allowance for an Investigational New Drug Application (IND) application with the Company provided bispecific antibody candidate. The research term is five years from the date of the Novartis Agreement.

We completed delivery of a Global Discovery Program in 2017 and delivery of a second Global Discovery Program in 2018. In December 2019, Novartis dosed a patient in a Phase 1 study with an undisclosed bispecific antibody that is a Global Discovery Program, and we received a $10.0 million milestone payment.

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

The Company evaluated the Novartis Agreement under the new revenue recognition standard ASC 606 and concluded that Novartis is a customer. The Company identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	License to certain rights to our XmAb14045 and plamotamab;
●	Develop four bispecific antibody drug candidates against four targets identified by Novartis; and
●	License to our Fc technologies for up to 10 targets identified and selected by Novartis.

The Company considered the licenses as functional intellectual property as Novartis has the right to access its technology and such technology is functional to Novartis at the time that the Company provides access. Under the Novartis Agreement, Novartis has substitution rights under each discovery program provided it has not advanced to submitting an IND. The Company’s obligation to provide services related to the discovery programs, and Novartis’ right to substitute programs is limited to the five-year period from the date of the Novartis agreement.

The Company determined the transaction price at inception is the $150.0 million upfront payment to be allocated to the performance obligations. The Novartis Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. In the third quarter of 2019, the Company recorded a $10.0 million development milestone related to a Global Discovery program, and this amount was included in the transaction price as uncertainty associated with it has been resolved. None of the development, regulatory or sales milestones or royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The Company determined the transaction price at inception of the Novartis Agreement and allocated it to the various performance obligations using the standalone selling price which is comparable to the relative selling price methodology used in the original accounting treatment for the transaction.

The transaction price of $160.0 million was allocated to the performance obligations as follows:

*	$27.1 million to certain rights to the XmAb14045 program;
*	$31.4 million to certain rights to the plamotamab program;
*	$90.2 million to the four Global Discovery Programs; and
*	$11.3 million to the Fc licenses.

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis. The Company delivered a discovery program to Novartis in 2017 and recognized $20.1 million of revenue in the period of delivery. In the third quarter of 2018, the Company delivered a second discovery program to Novartis and is recognizing an additional $20.0 million of revenue. In the third quarter of 2019, Novartis received notice of approval for an investigational new study (IND) from the Federal and Drug Administration (FDA) for an application submitted for a Global Discovery Program and we recognized $10.0 million of revenue.

Under ASC 606 the entire amount of revenue allocated to the Fc licenses is being recognized at inception of the Novartis Agreement, the second quarter of 2016.

During the year ended December 31, 2019, 2018 and 2017, the Company recognized $10.0 million, $20.0 million and $20.1 million of revenue respectively. As of December 31, 2019, there is a receivable of $12.2 million and $40.1 million in deferred revenue related to the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T-cell binding domain CD3, (the CD38 Program). The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45.0 million upfront payment and milestones totaling $15.5 million from Amgen and is eligible to receive up to $600.0 million in future development, regulatory and sales milestones in total for programs in development and is eligible to receive royalties on any global net sales of products.

Pursuant to the Amgen Agreement, the Company applied its bispecific technology to five Discovery Programs antibody molecules provided by Amgen that bind Discovery Program targets and returned the bispecific product candidates to Amgen for further testing, development and commercialization. The initial research term was three years from the date of the Amgen Agreement, but Amgen, pursuant to its option, requested an extension of one year. The Company received research funding for the additional services provided during the extended research term.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

The Company evaluated the Amgen Agreement under ASC 606 and determined that it is a customer and that delivery of the CD38 Program and each of the five Discovery Programs represent the performance obligations under the contract.

The Company determined the transaction price at inception is the $45.0 million upfront payment to be allocated to the performance obligations. The Amgen Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. In the fourth quarter of 2017, the Company received a $10.0 million development milestone related to the CD38 program, now AMG 424, and this payment was included in the transaction price as uncertainty associated with it has been resolved. In the fourth quarter of 2018, the Company received a $0.5 million preclinical milestone related to one of the Discovery Programs. In the third quarter of 2019, the Company recognized a $5.0 million milestone related to one of the Discovery Programs.No other development, regulatory or sales milestones or royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

In allocating the transaction price determined at inception, the Company determined that ASC 606 provides the use of a standalone selling price for the transaction.

The transaction price of $60.5 million was allocated to the performance obligations as follows:

*	$23.75 million to the CD38 program and
*	$36.75 million in total to the five Discovery Programs

Under ASC 606, the amount of revenue recognized for the CD38 program is recognized at the inception of the contract when delivery of the CD38 program and materials was transferred to Amgen. The $10.0 million milestone revenue was recognized in the period that the uncertainty regarding the event is resolved, i.e. when the milestone event occurred.

The Company completed performance obligations for the five Discovery Programs in 2016 when all five of the Discovery Programs were delivered to Amgen. In the fourth quarter of 2018, a $0.5 million milestone payment was received in connection with a preclinical development of a Discovery Program. In the third quarter of 2019, a $5.0 million milestone was recognized in connection with a development milestone for a Discovery Program.

In the third quarter of 2018, the Company and Amgen agreed upon additional scope of work to be performed by the Company; the work was completed in 2018, and the Company recorded additional revenue of $0.1 million for the additional services provided.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized $5.0 million, $0.6 million and $10.0 million in revenue, respectively, under this arrangement. As of December 31, 2019, there was a $5.0 million receivable, and there was no deferred revenue related to the arrangement.

MorphoSys AG

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys), which was subsequently amended in March 2012. The agreement provided us an upfront payment of $13.0 million in exchange for an exclusive worldwide license to the Company’s patents and know-how to research, develop and commercialize our XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

In June 2017, MorphoSys initiated a Phase 3 clinical trial under the arrangement for which the Company received a milestone payment of $12.5 million. The Company recognized the payment as revenue in the period that the milestone event occurred.

The Company recognized $12.5 million of revenue for the year end December 31, 2017. There were no revenues recognized under this arrangement for the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company has no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds against six different target programs. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris.

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

In the third quarter of 2018, Alexion completed certain regulatory submissions for Ultomiris, and the Company received $9.0 million in milestone payments. In the fourth quarter of 2018, Alexion completed certain regulatory submissions for Ultomiris and also received FDA marketing approval, and the Company received $11.0 million in milestone payments.

In the second and third quarter of 2019, Alexion completed certain regulatory submissions for Ultomiris, and the Company received a total of $8.0 million in milestone payments. During 2019, the Company also recorded royalty revenue of $5.0 million in connection with reported net sales of Ultomiris by Alexion.

The Company determined Alexion to be a customer and the license of the Company’s Xtend intellectual property is functional intellectual property, distinct and is the only performance obligation under the agreement. Under ASC 606 the upfront payment was recognized at inception of the agreement when Alexion was provided access to the technology.

The total revenue recognized under this arrangement was $13.0 million and $20.0 million for the years ended December 31, 2019 and 2018, respectively. There was no revenue recognized for the year ended December 31, 2017. As of December 31, 2019, there is a receivable of $4.1 million, and there is no deferred revenue related to this agreement.

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

There was no revenue recognized for the years ended December 31, 2019 and 2018. Total revenue recognized for the year ended December 31, 2017 was $3.5 million. As of December 31, 2019, there is no deferred revenue related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement with INmune Bio, Inc. (INmune). Under the terms of the agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPRO1595. Under the agreement the Company received an upfront payment of $100,000, a 19% fully diluted equity interest in INmune and an option to acquire additional shares of INmune. The Company is eligible to receive a percentage of sublicensing revenue received for XPRO1595 and also royalties in the mid-single digit percent range on the sale of approved products.

The equity interest in INmune constituted 1,585,000 shares of common stock, and the option is to purchase an additional 10% of the fully diluted interest in INmune for $10.0 million.

In 2018, INmune filed a registration statement on a Form S-1 with the Securities and Exchange Commission (SEC) which was declared effective by the SEC on December 19, 2018.

Under ASC 606, the Company determined that the performance obligation under the agreement was the license to XPRO1595 and performance occurred at the effective date of the agreement. The total consideration under the agreement was determined to be $100,000 as the equity interest and the option had an insignificant fair value. The Company recognized $100,000 as revenue related to the agreement for the year ended December 31, 2017 and did not recognize any revenue related to the agreement for the years ended December 31, 2019 or 2018. There is no deferred revenue as of December 31, 2019 related to this agreement.

Vir Biotechnology, Inc.

In the third quarter of 2019, the Company entered into a Patent License Agreement (the VirBio Agreement) with VIR Biotechnology (VirBio) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the VirBio Agreement, the Company received an upfront payment and is eligible to receive total milestones of $155.25 million which include $5.25 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low-single digits.

The Company evaluated the VirBio Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to VirBio upon execution of the VirBio Agreement in July 2019.

The Company recognized $0.8 million of license and milestone revenue related to the agreement for the year ended December 31, 2019. There is no deferred revenue as of December 31, 2019 related to this agreement.

Revenue Earned

The $156.7 million, $40.6 million and $46.2 million of revenue recorded for the years ended December 31, 2019, 2018 and 2017, respectively, were earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2019	2018	2017
Amgen	$5.0	$0.6	$10.0
Alexion	13.0	20.0	—
Astellas	14.0	—	—
CSL	—	—	3.5
Genentech	113.9	—	—
MorphoSys	—	—	12.5
Novartis	10.0	20.0	20.1
Other	0.8	—	0.1
Total	$156.7	$40.6	$46.2

The below table summarizes the disaggregation of revenue recorded for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended
	December 31,
	2019	2018	2017
Research collaboration	$16.3	$20.1	$20.1
Milestone	23.2	20.5	26.0
Licensing	112.2	—	0.1
Royalties	5.0	—	—
Total	$156.7	$40.6	$46.2

A portion of our revenue is earned from collaboration partners outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and non-U.S. sources for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	Year Ended
	December 31,
	2019	2018	2017
U.S. Revenue	$142.7	$40.6	$30.2
Non-U.S. Revenue	14.0	—	16.0
Total	$156.7	$40.6	$46.2

Remaining Performance Obligations and Deferred Revenue

Our remaining performance obligations are delivery of two additional Global Discovery Programs under the Novartis Agreement and conducting research activities pursuant to research plans under the Genentech and Astellas Agreements. As of December 31, 2019 and 2018, we have deferred revenue of $47.1 million and $40.1 million, respectively. As of December 31, 2019, $45.2 million of deferred revenue was classified as current liabilities as our obligations to perform services are due on demand when requested by Novartis and Astellas under the Novartis and Astellas Agreements, respectively. A total of $1.9 million of deferred liability is classified as long-term for the obligation to perform research services to Genentech under the Genentech Agreement after one year.

11. 401(k) Plan

We have a 401(k)-plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Effective January 1, 2018, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 5% of participating employees’ contribution, for a maximum of 3.5% employer contribution. Participants are immediately vested in their employee contributions; employer contributions are vested over a three-year period with one-third for each year of a participating employee’s service. Employer contributions made for the year ended December 31, 2019 and 2018 were $0.6 million and $0.5 million, respectively. No employer contributions were made for the year ended December 31, 2017.

12. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2019 and 2018. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$111,939	$19,485	$21,760	$3,516
Income (loss) from operations	78,244	(19,572)	(14,276)	(30,572)
Net income (loss)	80,045	(16,034)	(10,224)	(26,912)
Basic net income (loss) per common share	1.42	(0.28)	(0.18)	(0.47)
Diluted net income (loss) per common share	1.38	(0.28)	(0.18)	(0.47)

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$—	$—	$29,039	$11,564
Income (loss) from operations	(30,649)	(28,290)	651	(21,082)
Net income (loss)	(29,493)	(25,869)	3,150	(18,197)
Basic net income (loss) per common share	(0.62)	(0.46)	0.06	(0.32)
Diluted net income (loss) per common share	(0.62)	(0.46)	0.05	(0.32)

13. Subsequent Event

Gilead and Aimmune Agreements

In January and February 2020, the Company entered into license agreements with Gilead and with Aimmune, respectively for the license of Company technologies and drug candidates. Under the Gilead agreement, the Company licensed restricted access to its cytotoxic and Xtend technologies and the Company received a $6.0 million upfront payment and is eligible to receive additional milestones and potential royalties under the license agreement. Under the Aimmune agreement, the Company licensed the worldwide exclusive rights to its XmAb7195 drug candidate, and the Company will receive a $5.0 million upfront payment and common stock of Aimmune with an aggregate value of $5.0 million. Aimmune will be responsible for all development activities for XmAb7195 and the Company is eligible to receive additional milestones and potential royalties under the arrangement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation in Internal Control over Financial Reporting

RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2019 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included in Item 8 of this Annual Report.

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

The other information required by this item and not set forth below will be set forth in our 2020 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

4.3	Description of the Common Stock of the Company

10.1*

Form of Indemnity Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.2*

Xencor, Inc. 2010 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

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

10.5*

Second Amended and Restated Executive Employment Agreement, dated January 1, 2007, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.6*

Offer Letter, dated September 28, 2009, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 191689), originally filed with the SEC on October 11, 2013).

10.7*

Amendment to Offer Letter, dated November 18, 2010, by and between the Company and Dr. Bruce Carter (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.8*

Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.9*

Offer Letter, dated September 5, 2013, by and between the Company and Dr. Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.10*

Amended and Restated Severance Agreement, dated September 5, 2013, by and between the Company and Dr. John R. Desjarlais (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.11*

Amended and Restated Change in Control Agreement, dated September 5, 2013, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.12†

Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.13†

First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.14†

Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.15†

Collaboration Agreement, dated February 10, 2012, by and between the Company and Boehringer Ingelheim International GmbH (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.16†

Cross-License Agreement, dated December 19, 2012, by and between the Company and MedImmune, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.17	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.18

Master Service Agreement dated July 14, 2014 by and between the Company and KBI Biopharma, Inc.(incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the SEC on February 20, 2015)

10.19

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.20†

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2015).

10.21*	Employment Agreement dated December 16, 2015 by and between the Company and Dr. Paul Foster (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed with the SEC on March 8, 2016).

10.22*	Severance Agreement, dated May 26, 2016 by and between the Company and Bassil Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.23*	Severance Agreement, dated May 26, 2016 by and between the Company and John Kuch (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.24*	Severance Agreement, dated May 26, 2016 by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.25†

Collaboration and License Agreement, dated June 26, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.26†

Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 2, 2016).

10.27

Office Lease, dated June 21, 2017, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 26, 2017).

10.28

Second Amendment to Lease, dated July 5, 2017, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 10, 2017).

10.29

Transition and Separation Agreement, executed July 31, 2018, by and between the Company and Edgardo Baracchini, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 7, 2018).

10.30†

Collaboration and License Agreement, dated February 4, 2019, by and between the Company and Genentech, Inc. and F. Hoffman-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 9, 2019).

10.31

Transition and Separation Agreement and Release, executed June 21, 2019, by and between the Company and Paul Foster (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 6, 2019).

10.32*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 5, 2019).

10.33*	Employment Agreement dated August 5, 2019 by and between the Company and Celia Eckert.

10.34*	Employment Agreement dated November 13, 2019 by and between the Company and Dr. Allen Yang, M.D., Ph.D.

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Xencor, Inc.

Date: February 24, 2020	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 24, 2020
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2020
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 24, 2020
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 24, 2020
Kurt Gustafson

/s/ YUJIRO S. HATA	Director	February 24, 2020
Yujiro S. Hata

/s/ KEVIN C. GORMAN, PH.D.	Director	February 24, 2020
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 24, 2020
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 24, 2020
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 24, 2020
Dagmar Rosa-Bjorkeson