Form 10-Q
period 2020-03-31
Xencor Inc
filed 2020-05-08
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2020
Common stock, $0.01 par value	57,004,786

Xencor, Inc.

Quarterly Report on FORM 10-Q for the Quarter Ended March 31, 2020

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:

●	the effects of the COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;

●	our plans to research, develop and commercialize our product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	the rate and degree of market acceptance and clinical utility of our products;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our intellectual property position;

●	loss or retirement of key members of management;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

●	our failure to maintain effective internal controls.

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and this Quarterly Report on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$73,808	$50,312
Marketable securities	497,841	479,470
Equity securities	2,253	—
Accounts receivable	6,825	21,574
Income tax receivable	904	502
Prepaid expenses and other current assets	6,476	6,547
Total current assets	588,107	558,405
Property and equipment, net	16,799	15,805
Patents, licenses, and other intangible assets, net	14,637	14,421
Marketable securities - long term	38,232	71,526
Income tax receivable	—	402
Other assets	9,188	9,691
Total assets	$666,963	$670,250
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,313	$10,189
Accrued expenses	7,292	8,995
Lease liabilities	2,136	2,169
Deferred revenue	46,176	45,205
Total current liabilities	65,917	66,558
Lease liabilities, net of current portion	8,041	8,565
Deferred revenue, net of current portion	—	1,926
Total liabilities	73,958	77,049
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2020 and December 31, 2019; 57,001,253 issued and outstanding at March 31, 2020 and 56,902,301 issued and outstanding at December 31, 2019	570	569
Additional paid-in capital	895,855	887,873
Accumulated other comprehensive income (loss)	1,056	1,161
Accumulated deficit	(304,476)	(296,402)
Total stockholders’ equity	593,005	593,201
Total liabilities and stockholders’ equity	$666,963	$670,250

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019

Revenue
Collaborations, licenses, milestones, and royalties	$32,385	$111,939
Operating expenses
Research and development	33,943	28,183
General and administrative	7,219	5,512
Total operating expenses	41,162	33,695
Income (loss) from operations	(8,777)	78,244
Other income (expenses)
Interest income, net	3,039	2,886
Other expense, net	(2,336)	(185)
Total other income, net	703	2,701

Net income (loss) before income tax expense	(8,074)	80,945
Income tax expense	—	900
Net income (loss)	(8,074)	80,045

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(105)	1,316
Comprehensive income (loss)	$(8,179)	$81,361

Basic net income (loss) per common share	$(0.14)	$1.42
Diluted net income (loss) per common share	$(0.14)	$1.38

Basic weighted average common shares outstanding	56,946,714	56,302,967

Diluted weighted average common shares outstanding	56,946,714	58,009,878

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	56,902,301	569	887,873	1,161	(296,402)	593,201
Issuance of common stock upon exercise of stock awards	79,930	1	1,470	—	—	1,471
Issuance of restricted stock units	19,022	—	—	—	—	—
Comprehensive loss	—	—	—	(105)	(8,074)	(8,179)
Stock-based compensation	—	—	6,512	—	—	6,512
Balance, March 31, 2020	57,001,253	$570	$895,855	$1,056	$(304,476)	$593,005

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	58,536	1	666	—	—	667
Issuance of restricted stock units	11,311	—	—	—	—	—
Comprehensive income	—	—	—	1,316	80,045	81,361
Stock-based compensation	—	—	5,856	—	—	5,856
Balance, March 31, 2019	56,349,389	$564	$851,888	$345	$(243,232)	$609,565

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(8,074)	$80,045
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,373	996
Accretion of discount on marketable securities	(573)	(601)
Stock-based compensation	6,512	5,856
Abandonment of capitalized intangible assets	28	58
Equity received in connection with license agreement	(4,589)	—
Change in fair value of equity security	2,336	—
Changes in operating assets and liabilities:
Accounts receivable	14,749	(127,489)
Interest receivable	215	31
Prepaid expenses and other assets	71	942
Accounts payable	124	1,689
Accrued expenses	(1,703)	(3,957)
Income taxes	—	900
Lease liabilities and ROU assets	(54)	(259)
Deferred revenue	(955)	23,061
Net cash provided by (used in) operating activities	9,460	(18,728)
Cash flows from investing activities
Purchase of marketable securities	(142,477)	(49,856)
Purchase of intangible assets	(538)	(1,051)
Purchase of property and equipment	(2,073)	(415)
Proceeds from maturities of marketable securities	157,653	64,995
Net cash provided by investing activities	12,565	13,673
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,471	667
Net cash provided by financing activities	1,471	667
Net increase in cash and cash equivalents	23,496	(4,388)
Cash and cash equivalents, beginning of period	50,312	26,246
Cash and cash equivalents, end of period	$73,808	$21,858

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6	$4
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities, net of tax	$(105)	$1,316

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2020

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

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2020.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three months ended March 31, 2020 and 2019.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three months ended March 31, 2020 or 2019.

Marketable Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment gains (losses) related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment gains (losses) are recognized within accumulated other comprehensive income (loss). Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

The Company also has investments in equity securities that are carried at fair value with changes in fair value recognized within other income (expense). For equity securities with a readily determinable fair value, the Company remeasures these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized within other income (expense) in the Statement of Comprehensive Income (Loss) in the period of sale.

Recent Accounting Pronouncements

Pronouncements Adopted in 2020

Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as well as ASU No, 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The standard amends guidance on reporting credit losses for assets held at amortized cost basis and also provides an available-for-sale (AFS) debt security impairment model that is a modified version of the other-than-temporary-impairment (OTTI) model. The AFS debt security impairment model no longer allows consideration of the length of time during which the fair value has been less than its amortized cost when determining whether a credit loss exists. The adoption of this standard did not have any impact on the Company’s financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosures for transfers between Level 1 and Level 2 of the fair value hierarchy, modifies the Level 3 disclosure requirements for non-public entities and requires additional disclosure for Level 3 fair value hierarchy. The adoption of this standard did not have any impact on the Company’s financial statements.

Effective January 1, 2020, the Company adopted ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The adoption of this standard did not have any impact on the Company’s financial statements.

Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is effective for fiscal years beginning and after December 15, 2020, and interim periods within those fiscal years. The standard removes specific exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. The Company does not anticipate that the standard will have a significant impact on its financial statements.

In January 2020, the FASB issued ASU No. 2020-01, which clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investment – Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendment is effective for fiscal years beginning after December 15, 2020. The Company does not anticipate that the standard will have a significant impact on its financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2019 Annual Report on Form 10-K.

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

Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by the reporting entity – e.g. determining an appropriate discount factor for illiquidity associated with a given security.

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2020			December 31, 2019
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$49,800	$49,800	$—	$32,009	$32,009	$—
Corporate Securities	332,691	—	332,691	281,751	—	281,751
Government Securities	203,382	—	203,382	269,245	—	269,245
Equity Securities with Readily Determinable Fair Value	2,253	2,253	—	—	—	—
	$588,126	$52,053	$536,073	$583,005	$32,009	$550,996

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three months ended March 31, 2020 and 2019, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute basic net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, employee stock purchase plan (ESPP) and restricted stock units (RSUs). Potentially dilutive securities consisting of stock issuable under options, ESPP and RSUs are not included in the per common share calculation in periods when the inclusion of such shares would have an antidilutive effect.

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(8,074)	$80,045
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	56,946,714	56,302,967
Effect of dilutive securities	—	1,706,911
Weighted-average common shares outstanding used in computing diluted net income (loss)	56,946,714	58,009,878
Basic net income (loss) per common share	$(0.14)	$1.42
Diluted net income (loss) per common share	$(0.14)	$1.38

For the three months ended March 31, 2020, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the three months ended March 31, 2019, potentially dilutive securities consisting of 964,743 shares of stock awards are excluded from the calculation for the same period because the inclusion of such shares would have had an antidilutive effect.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2020 and 2019, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2020 and 2019.

5. Marketable Securities

The Company’s marketable debt securities held as of March 31, 2020 and December 31, 2019 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2020	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$49,800	$—	$—	$49,800
Corporate Securities	333,259	22	(590)	332,691
Government Securities	201,748	1,634	—	203,382
	$584,807	$1,656	$(590)	$585,873

Reported as
Cash and cash equivalents				$49,800
Marketable securities				536,073
Total investments				$585,873

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$32,009	$—	$—	$32,009
Corporate Securities	281,586	195	(30)	281,751
Government Securities	268,239	1,006	—	269,245
	$581,834	$1,201	$(30)	$583,005

Reported as
Cash and cash equivalents				$32,009
Marketable securities				550,996
Total investments				$583,005

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
March 31, 2020	Cost	Fair Value
(in thousands)
Mature in one year or less	$496,586	$497,841
Mature within two years	38,421	38,232
	$535,007	$536,073

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2020 and December 31, 2019 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
March 31, 2020	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$141,723	$(401)	$38,232	$(189)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2019	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$46,303	$(24)	$13,992	$(6)

The unrealized losses from the listed securities are primarily due to a change in the interest rate environment and not a change in the credit quality of the securities.

In connection with the Aimmune Agreement (as defined below) executed in February 2020, the Company received shares of Aimmune common stock which are classified as equity securities with a readily determinable fair value as of March 31, 2020. The Company recorded $2.3 million of unrealized losses related to these securities in other income (expense) during the three months ended March 31, 2020. We did not hold any equity securities in our investment portfolio at December 31, 2019.

6. Stock Based Compensation

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

As of March 31, 2020, the total number of shares of common stock available for issuance under the 2013 Plan is 12,300,969, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by the Board on January 1, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,138,046 shares. As of March 31, 2020, a total of 10,030,935 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP from 2015 to 2020. As of March 31, 2020, we have issued a total of 417,277 shares of common stock under the ESPP.

During the three months ended March 31, 2020, the Company awarded 221,604 RSUs to certain employees. Vesting of these awards is in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of March 31, 2020, we have granted a total of 327,103 shares of common stock subject to RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
General and administrative	$2,291	$1,854
Research and development	4,221	4,002
	$6,512	$5,856

	Three Months Ended
	March 31,
	2020	2019
Stock options	$5,882	$5,525
ESPP	194	217
Restricted stock units	436	114
	$6,512	$5,856

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares subject	Price	Contractual	Intrinsic
	to outstanding	(Per	Term	Value
	options	Share)	(in years)	(in thousands)
Balances at December 31, 2019	7,174,319	$24.03	7.32
Options granted	1,137,420	$32.36
Options forfeited	(69,654)	$30.71
Options exercised	(79,930)	$18.40
Balances at March 31, 2020	8,162,155	$25.19	7.38	$55,326
Exercisable	4,429,727	$19.50	6.07	$49,866

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $29.88 per share as of March 31, 2020.

Weighted average fair value of options granted during the three-month periods ended March 31, 2020 and 2019 were $16.64 and $21.20 per share, respectively. There were 1,342,447 options granted during the three-month period ended March 31, 2019. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2020 and 2019:

	Options
	Three Months Ended
	March 31,
	2020	2019
Expected term (years)	6.3	6.1
Expected volatility	53.9%	61.3%
Risk-free interest rate	1.71%	2.53%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2020	2019
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.8%	57.0 - 71.4%
Risk-free interest rate	1.56 - 1.65%	1.47 - 2.70%
Expected dividend yield	—%	—%

As of March 31, 2020, the unamortized compensation expense related to unvested stock options was $62.2 million. The remaining unamortized compensation expense will be recognized over the next 2.9 years. As of March 31, 2020, the unamortized compensation expense under our ESPP was $1.3 million. The remaining unamortized expense will be recognized over the next 1.7 years.

The following table summarizes the RSU activity for the three-month period ended March 31, 2020:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2019	90,006	$34.66
Granted	221,604	31.87
Vested	(19,022)	31.72
Forfeited	(3,404)	31.21
Unvested at March 31, 2020	289,184	$32.76

As of March 31, 2020, the unamortized compensation expense related to unvested RSUs was $9.0 million. The remaining unamortized expense will be recognized over the next 2.8 years.

7. Leases

The Company leases office and laboratory space in Monrovia, CA under a lease that continues through June 2020, with an option to renew for an additional five years. In April 2020, the Company entered into an amendment to the lease to extend the term of the lease under the original terms through September 2020. In July 2017, the Company entered into an amended lease agreement for additional space in the same building with a lease that continues through September 2022, also with an option to renew for an additional five years. The Company assesses that it is likely to exercise both options of the lease term extensions.

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

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of March 31, 2020, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at March 31, 2020 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2020	$2,001
2021	2,587
2022	2,208
2023	1,352
2024	1,371
2025	1,044
Thereafter	1,238
Total undiscounted lease payments	11,801
Less: Imputed interest	(1,624)
Present value of lease payments	$10,177

Lease liabilities - short-term	$2,136
Lease liabilities - long-term	8,041
Total lease liabilities	$10,177

Our operating lease costs and payments were $0.7 million for each of the three months ended March 31, 2020 and 2019. At March 31, 2020, the weighted-average remaining lease term for operating leases was 5.3 years, and the weighted average discount rate for operating leases is 5.5%.

8. Commitments and Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

The Company is obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheet. The Company has also entered into agreements with third-party vendors which will require us to make future payments upon the delivery of goods and services in future periods.

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three months ended March 31, 2020 and 2019.

Genentech

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb24306 (also named RG6323), the Company’s IL-15/IL-15Ra candidate. The Genentech Agreement became effective March 8, 2019.

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

The Company received a $120.0 million upfront payment and is eligible to receive up to an aggregate of $160.0 million in clinical milestone payments for each Collaboration Product that advances to Phase 3 clinical trials. The Company is also eligible to receive 45% share of net profits for sales of XmAb24306 and other Collaboration Products, while also sharing in net losses at the same percentage rate. The parties will jointly share in development and commercialization costs for all programs designated as a development program under the Genentech Agreement at the same percentage rate, while Genentech will bear launch costs entirely. The initial 45% profit-cost share percent is subject to ratchet down at the Company’s discretion and convertible to a royalty under certain restrictions.

Pursuant to the Genentech Agreement, XmAb24306 is designated as a development program and all costs incurred for developing XmAb24306 from March 8, 2019, the effective date of the Genentech Agreement, are being shared with Genentech under the initial cost-sharing percentage.

Pursuant to the Genentech Agreement, the Company and Genentech will conduct joint research activities for a two-year period to identify and discover additional IL-15 candidates developed from the Company’s cytokine and bispecific technologies. The two-year research term may be extended an additional year if both parties agree. The Company and Genentech are each responsible for their own costs in conducting the research activities. The Company is eligible for clinical milestone payments for new Collaboration Products identified from the research efforts.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. A total of $8.3 million of the transaction price was allocated to the research activities and is being recognized over a period of time through the end of the research term that services are rendered. A total of $0.7 million of revenue related to the research activities was recognized in the three-month period ended March 31, 2020.

For the three months ended March 31, 2020 and March 31, 2019, the Company recognized $0.7 million and $112.0 million of income, respectively, from the Genentech Agreement. As of March 31, 2020, there is a $1.4 million payable related to cost-sharing development activities during the first quarter of 2020 for the XmAb24306 program. There is $5.4 million in deferred revenue as of March 31, 2020 which reflects the obligation to perform research services during the remaining research term.

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

For the three months ended March 31, 2020, the Company recognized $0.3 million revenue related to the arrangement, and no revenue was recognized under this arrangement for the three months ended March 31, 2019. There is $0.7 million in deferred revenue as of March 31, 2020 related to the obligation to complete research activities under the Astellas Agreement.

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

Pursuant to the Novartis Agreement:

●	The Company granted Novartis certain exclusive rights to research, develop and commercialize vibecotamab (XmAb14045) and plamotamab (XmAb13676), two development stage products that incorporate the Company’s bispecific Fc technology;
●	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program); and
●	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

Under the Novartis Agreement, the Company and Novartis are co-developing vibecotamab worldwide and sharing development costs.

In December 2018, Novartis notified the Company it was terminating its rights with respect to the plamotamab, which became effective June 2019.

No revenue was recognized during the three months ended March 31, 2020 or 2019. As of March 31, 2020, there is a receivable of $0.6 million related to cost-sharing of development activities for the first quarter of 2020 for the vibecotamab program, and $40.1 million in deferred revenue related to the obligation to deliver two additional Global Discovery Programs to Novartis under the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical program that bind the CD38 antigen and the cytotoxic T cell binding domain CD3 (the CD38 program). The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company has received a total of $60.5 million in upfront payments and milestone payments and is eligible to receive up to $600.0 million in future development, regulatory and sales milestone payments in total for programs in development and is eligible to receive royalties on any global net sales of products.

No revenue was recognized under the arrangement during the three months ended March 31, 2020 or 2019. As of March 31, 2020, there was no deferred revenue related to the arrangement.

MorphoSys AG

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys), which was subsequently amended in March 2012. Under the agreement, we granted MorphoSys an exclusive worldwide license to the Company’s patents and know-how to research, develop and commercialize the XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

In February 2020, the U.S. Food and Drug Administration (FDA) accepted MorphoSys’ Biologics License Application (BLA) for tafasitamab and the Company received a milestone payment of $12.5 million. The Company recognized the payment as revenue in the period that the milestone event occurred.

The Company recognized $12.5 million of milestone revenue for the three months ended March 31, 2020, and no revenue was recognized under this arrangement for the three months ended March 31, 2019. As of March 31, 2020, the Company has no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use the Company’s Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.

The Company is eligible to receive contractual milestones for certain commercial achievements and is also entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

Under ASC 606, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. We began earning royalty revenue from the sale of Ultomiris in 2019.

The Company recognized $3.3 million of royalty revenue under this arrangement for the three months ended March 31, 2020. No royalty revenue was recognized for the three months ended March 31, 2019. As of March 31, 2020, there is a receivable of $6.0 million related to royalties due under the arrangement. There is no deferred revenue related to this agreement.

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

The equity interest in INmune consists of 1,585,000 shares of common stock and the option is to purchase up to an additional 10% of the fully diluted interest in INmune for $10.0 million. We have recorded our equity interest in INmune at cost pursuant to ASC 323. We did not record our share of the net loss from INmune during the three months ended March 31, 2020 or 2019, respectively, as the carrying value of this investment has been reduced to zero.

The Company did not recognize any revenue related to the agreement for the three months ended March 31, 2020 and 2019. There is no deferred revenue as of March 31, 2020 related to this agreement.

Vir Biotechnology, Inc.

In the third quarter of 2019, the Company entered into a Patent License Agreement (the VirBio Agreement) with Vir Biotechnology (VirBio) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the VirBio Agreement, the Company received an upfront payment and is eligible to receive total milestones of $155.25 million which include $5.25 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low single digit percent range.

The Company evaluated the VirBio Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to VirBio upon execution of the VirBio Agreement in July 2019.

In March 2020, the Company entered into a second Patent License Agreement (the Second VirBio Agreement) with VirBio pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies VirBio is investigating as potential treatments for patients with SARS-CoV-2, which causes COVID-19. Under the terms of the Second VirBio Agreement, VirBio is responsible for all research, development, regulatory and commercial activities for the antibody, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percent range.

The Company determined that the Second VirBio Agreement was a modification of the original agreement and the transfer of the license occurred at inception of the VirBio Agreement. The total consideration under the arrangement did not change with the Second VirBio Agreement as the Company will potentially receive additional royalty revenue which is variable consideration and is not included in the transaction price.

The Company did not recognize revenue related to the agreement for the three months ended March 31, 2020 or 2019. There is no deferred revenue as of March 31, 2020 related to this agreement.

Aimmune Therapeutics, Inc.

On February 4, 2020, the Company entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune Therapeutics, Inc. (Aimmune) pursuant to which the Company granted Aimmune an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. Under the Aimmune Agreement, Aimmune will be responsible for all further development and commercialization activities for XmAb7195. The Company received an upfront payment of $5.0 million and 156,238 shares of Aimmune common stock with an aggregate value of $4.6 million on the closing date. Under the Aimmune Agreement, the Company is also eligible to receive up to $385.0 million in milestones, which include $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties on net sales of approved products from high-single to mid-teen percent range.

Under the Aimmune Agreement, Aimmune received exclusive worldwide rights to manufacture, develop and commercialize XmAb7195. They also received the rights to all data, information and research materials related to the XmAb7195 program.

The Company evaluated the Aimmune Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	License to the rights to the XmAb7195 drug candidate; and
●	Rights to material, data and information that the Company had accumulated in connection with manufacturing, testing and conducting clinical trials for the XmAb7195 program and intellectual property filings and information (XmAb7195 data).

The Company considered the licenses as functional intellectual property as Aimmune has the right to use XmAb7195 at the time that the Company transfers such rights. The rights to the XmAb7195 data are not considered to be separate from the license to XmAb7195 as Aimmune cannot benefit from the license without the supporting data and documentation.

The Company determined the transaction price at inception is $9.6 million which consists of the $5.0 million upfront payment and the 156,238 shares of Aimmune common stock which had a value of $4.6 million on the closing date. The Company determined that the transaction price is to be allocated to the performance obligations. The Aimmune Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for the XmAb7195 program. The Company used the “most likely amount” method to determine the variable consideration. None of the development, regulatory or sales milestones or royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The Company determined the transaction price at inception of the Aimmune Agreement and allocated it to the performance obligation, delivery of the XmAb7195 license.

The Company completed delivery of its performance obligations in March 2020. The license to XmAb7195 was transferred to Aimmune at inception of the agreement, and the XmAb7195 data was transferred to Aimmune in March 2020.

The Company recognized $9.6 million of revenue related to the agreement for the three months ended March 31, 2020. There is no deferred revenue as of March 31, 2020 related to this agreement.

Gilead Sciences, Inc.

In January 2020, the Company entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), in which the Company provided an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies directed to the same molecular target. The Company retains the right to grant licenses for other antibodies directed to the target, subject to the Company’s approval. Gilead is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment of $6.0 million and is eligible to receive up to $67.0 million in milestones, which include $10.0 million in development milestones, $27.0 million in regulatory milestones and $30.0 million in sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

In March 2020, Gilead exercised options on two additional antibody compounds and in April 2020 we received a total of $5.0 million in payment of the two options.

The Company evaluated the Gilead Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	Non-exclusive license to its Cytotoxic Fc and Xtend Fc technologies; and,
●	Options for four exclusive commercial licenses to incorporate the licensed technologies on approved target compounds

The Company considered the licenses as functional intellectual property as Gilead has the right to use the technologies at the time that the Company transfers such rights. Each of the four options is considered a separate performance obligation as the arrangement does not confer material rights to the options without payment of the option exercise fee. Gilead will benefit from each option upon exercise of each of the four options and payment of each option fee as Gilead has access to each technology at inception of the arrangement and the rights are transferred upon payment of each option fee.

The total transaction price is $11.0 million which includes the upfront payment of $6.0 million and the option fee payment of $5.0 million which is contractually due with the exercise of the two options by Gilead. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price and the Company will review this conclusion and update at each reporting period.

The Company allocated $3.5 million of the transaction price to the licenses to the cytotoxic Fc and Xtend Fc technologies and recognized income for the licenses at inception of the arrangement when Gilead began benefiting access to them. The Company allocated $2.5 million to the initial option exercise with the first option exercise effective at inception of the arrangement and payment of the upfront amount and the Company allocated $5.0 million to the other two options which will become effective in April 2020 when Gilead paid the option fees.

The Company recognized $6.0 million of revenue related to the agreement for the three months ended March 31, 2020.

Revenue earned

The revenues recorded for the three months ended March 31, 2020 were earned principally from the following licensees (in millions):

	Three Months Ended
	March 31,
	2020	2019

Aimmune	$9.6	$—
Alexion	3.3	—
Astellas	0.3	—
Genentech	0.7	112.0
Gilead	6.0	—
MorphoSys	12.5	—
Total	$32.4	$112.0

The table below summarizes the disaggregation of revenue recorded for the three months ended March 31, 2020 (in millions):

	Three Months Ended
	March 31,
	2020	2019

Research collaboration	$1.0	$0.3
Milestone	12.5	—
Licensing	15.6	111.7
Royalties	3.3	—
Total	$32.4	$112.0

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligations are delivery of two Global Discovery Programs under the Novartis Agreement and the conduct of research activities pursuant to research plans under the Genentech and Astellas Agreements. As of March 31, 2020 and 2019, the Company has deferred revenue of $46.2 million and $63.1 million, respectively. As of March 31, 2020, all deferred revenue is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Novartis and by Astellas under the Novartis Agreement and Astellas Agreements, respectively. The Company’s obligation to perform research services to Genentech will end within one year. As of March 31, 2019, $59.2 million was classified as current liabilities for the same reason, and $3.9 million of the deferred revenue liability was classified as long-term for the portion of obligations to perform research services to Genentech after one year.

10. Income taxes

On March 27, 2020, the president signed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The legislation provides several changes to corporation income taxes including:

●	Deferral of employer payroll taxes for the remainder of 2020, with repayment of the deferred amounts in December 2021 and in December 2022.
●	Modification of the rules applicable to the deductibility of net operation losses (NOLs) incurred in tax years beginning in 2018, 2019 and 2020.
●	Acceleration of the corporate minimum tax credit.

The Company reviewed the new legislation and determined that certain provisions would provide income tax benefits:

●	The Company qualifies for the deferral of payroll taxes and expects to benefit from this provision. No deferral was recorded for the period ended March 31, 2020, but the Company expects to defer its payroll tax liabilities for the remainder of 2020.
●	The Company has NOL and income tax credit carryforwards which are subject to a valuation allowance, due to uncertainty about the ability to utilize such losses and credits in future periods. Accordingly, the Company does not expect the changes in the NOL provisions in the legislation to provide any benefit in the near-term.
●	As of December 31, 2019, the Company had recorded a receivable of $0.8 million related to the corporate minimum tax credit. Under previous income tax provisions, one-half of the minimum tax credit would be received in 2020 and the remainder in subsequent years. As a result of the new legislation, the Company expects to receive a refund for the entire $0.8 million minimum tax credit in 2020.

There was no provision for income taxes for the three months ended March 31, 2020. The provision for income taxes of $0.9 million for the three months ended March 31, 2019 represents the interim period tax allocation of the state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has a federal income tax receivable of $0.8 million at March 31, 2020 related to refundable alternative minimum tax credits and a state income tax receivable of $0.1 million related to overpayment of prior year taxes. As of March 31, 2020, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and other protein therapeutics to treat severe and life-threatening diseases with unmet medical needs. We are developing a suite of clinical-stage drug candidates, by ourselves and with partners, from our proprietary XmAb® technology platforms that are designed to treat cancer and autoimmune diseases. In contrast to conventional approaches to antibody design, which focus on the segment of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the parts of the antibody that interact with multiple segments of the immune system and control antibody structure. This segment, referred to as the Fc domain, is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

Our business strategy is based on the plug-and-play nature of the XmAb technology, allowing us to create new antibody drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.

COVID-19

We are closely monitoring the pandemic caused by the novel coronavirus SARS-CoV-2 which causes the disease COVID-19, and are evaluating its impact on all aspects of our business including how it will affect our partners, collaborations, and our research and development operations. While the pandemic did not significantly disrupt our business during the three months ended March 31, 2020, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located and cities therein have instituted quarantines, restrictions on travel, stay at home rules and restrictions on types of business that may continue to operate. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that can successfully target the novel coronavirus and treat patients with COVID-19. Two companies are advancing antibodies that incorporate our Xtend Fc technology:
o	Alexion Pharmaceuticals, Inc.: Our partner, Alexion announced initiation of a Phase 3 trial of Ultomiris® in treating patients with severe COVID-19 symptoms. We are eligible to receive sales milestones and a continued low-single digit percent royalty on the sales of Ultomiris®.
o	Vir Biotechnology, Inc.: Our partner VirBio is initiating a Phase 2 study with an antibody drug candidate that is targeting the SARS-CoV-2 virus. We are eligible to receive a mid-single digit royalty on the net sales of approved products for this candidate.

●	Revenue: We receive upfront payments, milestone payments, royalties and cost-sharing payments from licensing our XmAb technologies and drug candidates and from our co-development arrangements. The COVID-19 pandemic did not adversely affect our revenues for the quarter ended March 31, 2020. We have generated revenue from new partnerships and collaborations with Gilead and Aimmune, $6.0 million and $9.6 million of revenue, respectively and also generated revenue from existing partnerships, including Alexion and MorphoSys, recognizing $3.3 million and $12.5 million of revenue, respectively.

Our ability to continue to earn revenue from these and other partnerships is dependent on the partners’ ability to generate sales of products, such as our royalties from Ultomiris®, and the ability of our partners to continue to advancing their programs through regulatory approval, such as the MorphoSys’ tafasitamab program, and the ability of our partners to advance our partnered programs into later stages of development, which provide us with potential milestone payments. If the COVID-19 pandemic continues for an extended period and adversely affect the sales or clinical and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients in six clinical programs, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb24306, our co-development program with Genentech. The COVID-19 pandemic did not affect our clinical development for the period ended March 31, 2020. While clinical studies in oncology are still a high priority for patients, their families and their physicians, our planned study initiations and our ongoing studies will be affected in subsequent periods, as many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the COVID-19 pandemic.

●	Research and development activities: In connection with the COVID-19 pandemic we required all of our non-laboratory employees to begin working remotely, and we implemented a reduced onsite laboratory research operation. We have been able to continue our research activities in a scaled back manner while providing a safe and healthy environment for our research employees. Our development activities include manufacturing, and conducting Investigational New Drug application (IND) enabling studies for

XmAb27564, our IL-2-Fc cytokine candidate, as well as other bispecific antibody candidates in early stages of development. As of March 31, 2020, these activities have continued remotely without interruption from the COVID-19 pandemic. However, the conduct of all our development activities rely on our employees and on third party vendors. If the COVID-19 pandemic affects our employees, our vendors or other parties in the supply chain required to continue research and development activities, the research and development activities and our expected timelines for completing such activities, including submission of INDs will be adversely affected.

Wholly Owned and Co-Developed Drug Candidates

There are currently 17 antibody product candidates that are being advanced in clinical trials by us or by our partners that have been engineered with our XmAb technologies. The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies, and other protein structures, that can bind two or more different targets simultaneously. These bispecific Fc domains are used to generate a broad array of novel drug candidates.

CD3 candidates: The initial bispecific antibody candidates that we designed contain an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T cells. The goal of the “CD3 bispecific” is to recruit or activate T cells against tumor cells expressing the antigen target. We are currently conducting Phase 1 studies for three CD3 bispecific antibody candidates: vibecotamab, plamotamab and tidutamab.

●	Vibecotamab (XmAb14045) is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. It is being developed in collaboration with our partner, Novartis. In 2020, we have continued enrolling patients with AML in an ongoing Phase 1 study and we plan to initiate additional clinical studies evaluating vibecotamab.
●	Plamotamab (XmAb13676) is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. We continue to enroll patients with B-cell malignancies in an ongoing Phase 1 study, and we plan to initiate additional clinical studies evaluating plamotamab.
●	Tidutamab (XmAb18087) is a bispecific antibody that targets somatostatin receptor 2 (SSTR2), a target on neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST), and CD3. We continue to enroll patients with NET or GIST in the Phase 1 study, and we expect to provide initial data from this study in the second half of 2020.

TME activator candidates: We are also advancing a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T cell activation by targeting multiple checkpoint or co-stimulatory receptors. These TME activator candidates use our bispecific Fc domain and incorporate our Xtend technology for longer half-life. We are currently conducting Phase 1 studies for three TME activator candidates: XmAb20717, XmAb22841 and XmAb23104:

●	XmAb20717 targets PD-1 and CTLA-4, two immune checkpoint receptors, to activate the tumor microenvironment selectively, and is being developed in broad oncology indications including solid tumors. We are enrolling patients with advanced non-small cell lung cancer, renal cell carcinoma, prostate cancer and other cancers without approved checkpoint therapies to expansion cohorts in an ongoing Phase 1 study, and the study continues to enroll patients in additional dose-escalation cohorts. An expansion cohort for patients with melanoma is fully enrolled. The American Society of Clinical Oncology (ASCO) accepted an abstract that we submitted with initial data from the dose-escalation portion of the Phase 1 study, and ASCO has indicated that it will publish the abstract on its website on May 13, 2020.
●	XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. We continue to enroll patients with selected solid tumors in the Phase 1 dose-escalation study.

●	XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We intend to advance XmAb22841 in combination with pembrolizumab, an inhibitor of the PD1 checkpoint receptor to create a triple checkpoint blockade. We continue to enroll patients with select solid tumors in the Phase 1 single-agent dose-escalation portion of the study and expect to dose the first patient with the combination in 2020.

Cytokine candidates: The most recent expansion of our bispecific Fc platform is our novel cytokine candidates. These cytokines are built on our bispecific Fc domain and have potency tuned to improve therapeutic index. These candidates are built on our bispecific Fc domain and have potency tuned to improve therapeutic index, and also incorporate our Xtend technology for longer half-life.

●	XmAb24306 is an IL15/IL15-receptor alpha complex fused to a bispecific Fc domain (IL15/IL15Ra-Fc). In February 2019, we entered into the Genentech Agreement to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs. In March 2020, Genentech dosed the first patient in a Phase 1 dose-escalation study with XmAb24306. The study is designed to determine initial safety and potential efficacy of XmAb24306 before advancing it into further clinical studies in combination with other agents.
●	XmAb27564 is an IL-2 Fc fusion protein with our bispecific Fc domain that we intend to develop for the treatment of patients with autoimmune diseases. We are currently conducting IND-enabling studies for XmA27564 and plan to submit an IND for this candidate in 2021.

We have also created an antibody therapeutic compound using our Immune Inhibitor Fc Domain.

●	Obexelimab (XmAb5871) uses our XmAb Immune Inhibitor Fc Domain and targets CD19 with its variable domain. Obexelimab is designed to inhibit the function of B cells, an important component of the immune system. We believe that obexelimab has the potential to address a key unmet need in autoimmune disease due to its combination of potent reversible B-cell inhibition without B-cell depletion, enabling the immune system to resume natural function once treatment is no longer needed. We have completed Phase 2 clinical trials for obexelimab in three autoimmune disease areas: Systemic Lupus Erythematosus (SLE), IgG4-Related Disease (IgG4-RD), and Rheumatoid Arthritis (RA). We have also completed a Phase 1 bioequivalence trial using a subcutaneous (SC) formulation, and we expect that further clinical studies of obexelimab could be conducted with the SC formulation. We believe that the clinical trials that we have conducted with obexelimab show the potential of this molecule in treating B-cell mediated autoimmune indications. We are looking to continue developing obexelimab in additional late-stage clinical trials with a partner that has the resources and infrastructure to maximize the potential of this compound.

Licensing Partnerships

An important part of our business strategy is to leverage the value of our Fc technologies and drug candidates with partnerships and collaborations. We have ten partnerships for the licensing of our XmAb technologies and drug candidates. These arrangements provide upfront payments, annual licensing fees, potential milestone payments and royalties as our partners advance XmAb technologies and drug candidates through clinical development and commercialize products that gain regulatory approval. These payments provide us with multiple revenue streams that help fund development of our product candidates, and the partnerships usually require limited resources or efforts from us. Where possible, we structure such transactions to retain long-term value in the drug candidates through profit-split arrangements or retaining U.S. commercial rights.

In 2020, we entered into licensing transactions with Aimmune Therapeutics, Inc. and Gilead Sciences, Inc. for which we received total payments of $9.6 million and $13.5 million, respectively. In 2020, we have also extended our licensing partnership with VirBio whereby VirBio will have non-exclusive access to Xtend Fc technology to extend the half-life of antibodies that VirBio is investigating as potential treatments for patients with COVID-19, the disease caused by the novel coronavirus SARS-CoV-2.

The most advanced program where we have licensed our technology is Alexion’s Ultomiris®, a complement inhibitor antibody, to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to Alexion’s previous generation therapy, Soliris®. Alexion is approved for marketing in the U.S., Europe and Japan for the treatment of adult patients with the rare blood disease paroxysmal nocturnal hemoglobinuria (PNH) and is also approved in the U.S. for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). In March 2020, Alexion announced it was initiating a Phase 3 study of Ultomiris in treating patients with severe COVID-19, adults who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS).

Examples of other partnerships and collaborations in which we have licensed XmAb technologies and candidates to other biopharmaceutical companies for further development include those with MorphoSys, Amgen, Novartis, Gilead and VirBio:

●	MorphoSys AG: In 2010, we licensed exclusive worldwide rights to develop and commercialize tafasitamab (MOR208) to MorphoSys. In February 2020, the FDA accepted MorphoSys’ Biologics License Application (BLA) and granted priority review for tafasitamab in combination with lenalidomide for the treatment of relapsed/refractory diffuse large B cell lymphoma (r/r DLBCL), and we received a milestone payment of $12.5 million. The FDA has set a Prescription Drug User Fee Act (PDUFA) goal date of August 30, 2020. We are eligible to receive an additional $25.0 million regulatory milestone payment related to DLBCL and royalties on net sales of tafasitamab in the high-single to low-double digit percent range.
●	Amgen, Inc.: In 2015, we entered into a research and license agreement with Amgen to develop and commercialize products using our bispecific technology. Amgen is evaluating AMG 424, a bispecific antibody that targets CD38 and CD3, in a Phase 1 study in patients with multiple myeloma. Amgen also applied our bispecific Fc technology to create, AMG 509, a STEAP1 x CD3 2+1 bispecific antibody, which Amgen is developing for patients with prostate cancer and Ewing sarcoma. Preclinical data were presented at the American Association for Cancer Research (AACR) Virtual Annual Meeting I in April 2020. Amgen is recruiting patients in a Phase 1 study of AMG 509 in patients with metastatic castration-resistant prostate cancer (mCRPC).
●	Novartis Institutes for BioMedical Research: In connection with our 2016 Novartis collaboration, we created and licensed to Novartis an undisclosed bispecific antibody candidate. In December 2019, Novartis dosed the first patient in a Phase 1 study for this drug candidate.
●	Gilead Sciences, Inc.: In January 2020, we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for elipovimab (GS-9722), an anti-HIV antibody that Gilead is advancing in a Phase 1 study. In connection with the license, we provided Gilead with options to three additional antibodies directed to the same molecule target as elipovimab. In March 2020, Gilead exercised two of the remaining options and in April 2020, Gilead exercised the final option. We received an upfront payment of $6.0 million in the first quarter of 2020 and option payments of $7.5 million in April 2020 in connection with the agreement.
●	Vir Biotechnology, Inc.: In August 2019 we provided VirBio a non-exclusive license to use our Xtend Fc technology in developing and commercializing antibodies as potential treatments for patients with influenza and hepatitis B virus infection. One of these antibodies, VIR-2482, is being evaluated as a universal prophylactic for influenza A in an ongoing Phase 1 study.

In March 2020, we entered into a second non-exclusive license with VirBio to extend the half-life of novel antibodies that VirBio is investigating as potential treatments for patients with COVID-19, the disease caused by the novel coronavirus SARS-CoV-2. VirBio plans to proceed directly into a Phase 2 study within the coming months.

We have over 1,000 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

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

As of March 31, 2020, we had an accumulated deficit of $304.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019	Change
Revenues:
Research collaboration	$1.0	$0.3	$0.7
Milestone	12.5	—	12.5
Licensing	15.6	111.7	(96.1)
Royalties	3.3	—	3.3
Total revenues	32.4	112.0	(79.6)
Operating expenses:
Research and development	34.0	28.2	5.8
General and administrative	7.2	5.5	1.7
Total operating expenses	41.2	33.7	7.5
Other income, net	0.7	2.7	(2.0)
Income (loss) before income tax expense	(8.1)	81.0	(89.1)
Income tax expense	—	0.9	(0.9)
Net income (loss)	$(8.1)	$80.1	$(88.2)

Revenues

Revenues for the three months ended March 31, 2020 are primarily from milestone revenue recognized from the MorphoSys collaboration, royalty revenue from our Alexion collaboration and licensing revenue recognized from the collaborations with Aimmune and Gilead. Revenue recognized for the three months ended March 31, 2019 is primarily from our licensing revenue from the Genentech collaboration.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019	Change
Product programs:
Obexelimab (XmAb5871)	$1.0	$6.6	$(5.6)

Bispecific programs:
CD3 programs:
Vibecotamab (XmAb14045)*	2.7	2.7	—
Plamotamab (XmAb13676)	7.0	1.9	5.1
Tidutamab (XmAb18087)	3.2	2.7	0.5
Total CD3 programs	12.9	7.3	5.6

Tumor micro environment (TME) activators:
XmAb20717	5.3	2.7	2.6
XmAb23104	2.7	1.9	0.8
XmAb22841	2.5	1.6	0.9
Total TME activators	10.5	6.2	4.3

Cytokine programs:
XmAb24306*	2.0	4.8	(2.8)
XmAb27564	1.9	0.1	1.8
Total cytokine programs	3.9	4.9	(1.0)

Subtotal bispecific programs	27.3	18.4	8.9

Other, research and early stage programs	5.7	3.2	2.5

Total research and development expenses	$34.0	$28.2	$5.8

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $5.8 million for the three months ended March 31, 2020 over the same period in 2019 primarily due to increased spending on our plamotamab and XmAb20717 programs as we continue to advance these programs in dose escalation clinical studies. Spending also increased on our XmAb27564 program as we advance it into IND enabling studies and activities and in our earlier research stage studies. These increases were partially offset by reduced spending on our obexelimab program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended
	March 31,
	2020	2019	Change
General and administrative	$7.2	$5.5	$1.7

General and administrative expenses increased by $1.7 million for the three months ended March 31, 2020 over the same period in 2019 primarily due to increased spending related to personnel and professional fees.

Other Income, Net

Other income was $0.7 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in other income was primarily from the loss recognized from our equity securities.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Change
Net cash (used in) provided by:
Operating activities	$9,460	$(18,728)	$28,188
Investing activities	12,565	13,673	(1,108)
Financing activities	1,471	667	804
Net increase in cash	$23,496	$(4,388)	$27,884

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2020 increased by $28.2 million over amounts reported for the three months ended March 31, 2019 primarily due to upfront and milestone payments received from collaborations in the three-month period ended March 31, 2020.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 increased by $0.8 million over the same period in 2019 which reflects additional proceeds received from the exercise of stock options.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity and convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of March 31, 2020, we had $609.9 million of cash, cash equivalents and marketable securities compared to $601.3 million at December 31, 2019. The investments in marketable securities are further described above in footnote 5 in the Notes to Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents and marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and the COVID-19 pandemic could materially alter these estimates which would cause us to use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2020.

Critical Accounting Policies

For a discussion on our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in the notes to the financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 10% decrease in interest rates would not have a material effect on the fair market value of our portfolio. In connection with the COVID-19 pandemic the financial markets were materially affected and all classes of public corporate debt were subject to increased risk. We are closely monitoring the changes in the market with our financial advisors and are adjusting our investment holdings in connection with the risk caused by the COVID-19 pandemic.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2020.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A.  Risk Factors

You should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. In light of the rapid spread of SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), we are updating and supplementing our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 to include the following new risk factor.

Risks Relating To Our Business and to the Discovery, Development, Regulatory Approval of Our Product Candidates and other Legal Compliance Matters

The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.

On March 11, 2020, the World Health Organization (WHO) declared the rapid spread of COVID-19 a global pandemic, and on March 19, the Governor of the State of California, where we are headquartered and where our principal place of business is located, implemented a mandatory stay at home order for residents working in non-critical businesses.

An epidemic or pandemic disease outbreak, including the COVID-19 pandemic, could cause significant disruptions to our business operations, business operations of our partners, on whom we rely for potential revenue, and product development collaborations; operations of our third-party manufacturers and contract research organizations (CROs), on which we rely to conduct our clinical trials; and to our clinical trials, including as a result of significant restrictions or bans on travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials. Such disruptions could impede, delay, limit or prevent our employees and CROs from continuing research and development activities.

The COVID-19 pandemic could adversely affect our and our partners’ ability to enroll and recruit patients in current and future clinical trials. Our success is dependent on our ability and the ability of our partners to advance our wholly-owned and partnered development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. Completion of our ongoing clinical and preclinical studies or commencement of new clinical trials could be impeded, delayed, limited or prevented by the effects of the COVID-19 pandemic and related restrictions including negative effects on the production, delivery or release of our product candidates to our clinical trial sites, as participation by our clinical trial investigators, patients or other critical staff, which to could delay data collection, analysis and other related activities, any of which could cause delay or denial of regulatory approval of our product candidates. The delay and impact on enrollment cannot be determined at this time and will depend on the length and severity of the COVID-19 pandemic. Continued delays on our clinical and preclinical studies or trials will increase our costs and expenses and seriously harm our operations and financial condition, which will adversely affect our business.

The COVID-19 pandemic could also potentially affect the business of the FDA as well as other health regulatory authorities, which could result in delays in our communications with these authorities and ultimately in our ability for us and our partners to have drug products approved.

The COVID-19 pandemic and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairment of our ability to raise capital when needed. The trading prices for biopharmaceutical companies’ stock, including our common shares have been highly volatile as a result of the COVID-19 pandemic. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common shares.

The COVID-19 pandemic could potentially affect our partnerships and collaborations which provide us with revenue and non-dilutive payments in the form of upfront payments, milestone payments, royalties and cost-sharing of co-development programs. If our partners’ and collaborators’ operations are severely affected by the COVID-19 pandemic, it will adversely affect our future potential revenue from such partners and collaborators.

We have required most of our employees, including all of our administrative employees, to work remotely, restricted on-site staff to only those employees that must perform essential activities that must be completed on-site and limited the number of staff allowed in our laboratory and offices. These changes may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. When we reopen our facilities, we could encounter delays in connection with implementing precautionary measures to mitigate the risk of exposing our facilities and employees to COVID-19.

The COVID-19 pandemic could adversely affect our supply chain for our research, development and clinical programs. We rely on third party vendors for research supplies, development activities including manufacturing of drug product for our clinical studies and testing of drug material. If any of the vendors in our supply chain of products or services are severely affected from the COVID-19 pandemic, it will adversely affect our ability to continue our research and development activities and also continue our clinical trial activities.

The COVID-19 pandemic continues to rapidly evolve. Its ultimate impact on our business operations is highly uncertain and subject to change that will depend on future developments, which cannot be accurately predicted, including the duration of the COVID-19 pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

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

Dated: May 7, 2020