Form 10-Q
period 2020-06-30
Xencor Inc
filed 2020-08-05
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2020
Common stock, $0.01 par value	57,242,886

Xencor, Inc.

Quarterly Report on FORM 10-Q for the Quarter Ended June 30, 2020

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

These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:

●	the effects of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;

●	our plans to research, develop and commercialize our product candidates;

●	our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	the rate and degree of market acceptance and clinical utility of our products;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our intellectual property position;

●	loss or retirement of key members of management;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	failure to successfully execute our growth strategy, including any delays in our planned future growth; and

●	our failure to maintain effective internal controls.

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$109,534	$50,312
Marketable securities	474,114	479,470
Equity securities	2,611	—
Accounts receivable	8,925	21,574
Income tax receivable	804	502
Prepaid expenses and other current assets	7,398	6,547
Total current assets	603,386	558,405
Property and equipment, net	16,239	15,805
Patents, licenses, and other intangible assets, net	15,162	14,421
Marketable securities - long term	1,145	71,526
Income tax receivable	—	402
Other assets	8,788	9,691
Total assets	$644,720	$670,250
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,513	$10,189
Accrued expenses	9,157	8,995
Lease liabilities	2,094	2,169
Deferred revenue	44,685	45,205
Total current liabilities	66,449	66,558
Lease liabilities, net of current portion	7,626	8,565
Deferred revenue, net of current portion	—	1,926
Total liabilities	74,075	77,049
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2020 and December 31, 2019; 57,214,253 issued and outstanding at June 30, 2020 and 56,902,301 issued and outstanding at December 31, 2019	572	569
Additional paid-in capital	908,084	887,873
Accumulated other comprehensive income	1,483	1,161
Accumulated deficit	(339,494)	(296,402)
Total stockholders’ equity	570,645	593,201
Total liabilities and stockholders’ equity	$644,720	$670,250

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue
Collaborations, licenses, milestones, and royalties	$13,089	$19,485	$45,474	$131,424
Operating expenses
Research and development	43,458	33,299	77,401	61,481
General and administrative	7,231	5,758	14,449	11,270
Total operating expenses	50,689	39,057	91,850	72,751
Income (loss) from operations	(37,600)	(19,572)	(46,376)	58,673
Other income (expenses)
Interest income, net	2,090	3,615	5,129	6,501
Other income (expense), net	492	(27)	(1,845)	(212)
Total other income, net	2,582	3,588	3,284	6,289

Net income (loss) before income tax expense	(35,018)	(15,984)	(43,092)	64,962
Income tax expense	—	50	—	950
Net income (loss)	(35,018)	(16,034)	(43,092)	64,012

Other comprehensive income
Net unrealized gain on marketable securities	427	1,284	322	2,600
Comprehensive income (loss)	$(34,591)	$(14,750)	$(42,770)	$66,612

Basic net income (loss) per common share	$(0.61)	$(0.28)	$(0.76)	$1.14
Diluted net income (loss) per common share	$(0.61)	$(0.28)	$(0.76)	$1.10

Basic weighted average common shares outstanding	57,059,610	56,399,255	57,003,162	56,351,377

Diluted weighted average common shares outstanding	57,059,610	56,399,255	57,003,162	58,042,819

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	56,902,301	569	887,873	1,161	(296,402)	593,201
Issuance of common stock upon exercise of stock awards	79,930	1	1,470	—	—	1,471
Issuance of restricted stock units	19,022	—	—	—	—	—
Comprehensive loss	—	—	—	(105)	(8,074)	(8,179)
Stock-based compensation	—	—	6,512	—	—	6,512
Balance, March 31, 2020	57,001,253	$570	$895,855	$1,056	$(304,476)	$593,005

Issuance of common stock upon exercise of stock awards	181,856	2	3,273	—	—	3,275
Issuance of restricted stock units	2,800	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	28,344	—	725	—	—	725
Comprehensive income (loss)	—	—		427	(35,018)	(34,591)
Stock-based compensation	—	—	8,231	—	—	8,231
Balance, June 30, 2020	57,214,253	$572	$908,084	$1,483	$(339,494)	$570,645

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	58,536	1	666	—	—	667
Issuance of restricted stock units	11,311	—	—	—	—	—
Comprehensive income	—	—	—	1,316	80,045	81,361
Stock-based compensation	—	—	5,856	—	—	5,856
Balance, March 31, 2019	56,349,389	$564	$851,888	$345	$(243,232)	$609,565

Issuance of common stock upon exercise of stock awards	143,504	1	3,238	—	—	3,239
Issuance of common stock under the Employee Stock Purchase Plan	36,505	—	734	—	—	734
Comprehensive income (loss)	—	—	—	1,284	(16,034)	(14,750)
Stock-based compensation	—	—	9,303	—	—	9,303
Balance, June 30, 2019	56,529,398	$565	$865,163	$1,629	$(259,266)	$608,091

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(43,092)	$64,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,816	2,003
Accretion of discount on marketable securities	(838)	(1,876)
Stock-based compensation	14,743	15,159
Abandonment of capitalized intangible assets	167	90
Equity received in connection with license agreement	(4,589)	—
Change in fair value of equity security	1,978	—
Loss on disposal of assets	5	5
Gain on sale of marketable securities available for sale	(153)	—
Changes in operating assets and liabilities:
Accounts receivable	12,649	122
Interest receivable	914	(154)
Prepaid expenses and other assets	(843)	(932)
Accounts payable	324	5,197
Accrued expenses	162	(3,436)
Income taxes	91	1,604
Lease liabilities and right of use (ROU) assets	(110)	(65)
Deferred revenue	(2,446)	8,699
Net cash provided by (used in) operating activities	(18,222)	90,428
Cash flows from investing activities
Purchase of marketable securities	(302,319)	(244,499)
Purchase of intangible assets	(1,467)	(2,164)
Purchase of property and equipment	(2,695)	(1,867)
Proceeds from maturities of marketable securities	378,454	159,773
Net cash provided by (used in) investing activities	71,973	(88,757)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	4,746	3,906
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	725	734
Net cash provided by financing activities	5,471	4,640
Net increase in cash and cash equivalents	59,222	6,311
Cash and cash equivalents, beginning of period	50,312	26,246
Cash and cash equivalents, end of period	$109,534	$32,557

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11	$7
Income taxes	$—	$150
Supplemental disclosures of non-cash investing activities
Unrealized gain on marketable securities	$322	$2,600

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2020

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

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 25, 2020.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three and six months ended June 30, 2020 and 2019.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three and six months ended June 30, 2020 and 2019.

Marketable and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and six months ended June 30, 2020 and 2019. Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

The Company also has an investment in an equity security that is carried at fair value with changes in fair value recognized within other income (expense). For equity securities with a readily determinable fair value, the Company remeasures these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gains and losses on the sale of the securities will be recognized within other income (expense) in the Statement of Comprehensive Income (Loss) in the period of sale.

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

Pronouncements Not Yet Effective

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is effective for fiscal years beginning on and after December 15, 2020, and interim periods within those fiscal years. The standard removes specific exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. The Company does not anticipate that the standard will have a significant impact on its financial statements.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2020			December 31, 2019
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$103,231	$103,231	$—	$32,009	$32,009	$—
Corporate Securities	267,542	—	267,542	281,751	—	281,751
Government Securities	207,717	—	207,717	269,245	—	269,245
Equity Securities with Readily Determinable Fair Value	2,611	2,611	—	—	—	—
	$581,101	$105,842	$475,259	$583,005	$32,009	$550,996

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and six months ended June 30, 2020 and 2019, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

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

Basic and diluted net income (loss) per common share is computed as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(35,018)	$(16,034)	$(43,092)	$64,012
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	57,059,610	56,399,255	57,003,162	56,351,377
Effect of dilutive securities	—	—	—	1,691,442
Weighted-average common shares outstanding used in computing diluted net income (loss)	57,059,610	56,399,255	57,003,162	58,042,819
Basic net income (loss) per common share	$(0.61)	$(0.28)	$(0.76)	$1.14
Diluted net income (loss) per common share	$(0.61)	$(0.28)	$(0.76)	$1.10

For the three and six months ended June 30, 2020, and the three months ended June 30, 2019, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been antidilutive. For the six months ended June 30, 2019, potentially dilutive securities consisting of 1,173,829 shares of stock awards are excluded from the calculation for the same period because the inclusion of such shares would have had an antidilutive effect.

4. Comprehensive Income

Comprehensive income is comprised of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2020 and 2019, the only component of other comprehensive income is net unrealized gain on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019.

5. Marketable and Equity Securities

The Company’s marketable debt securities held as of June 30, 2020 and December 31, 2019 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$103,231	$—	$—	$103,231
Corporate Securities	266,756	786	—	267,542
Government Securities	207,010	710	(3)	207,717
	$576,997	$1,496	$(3)	$578,490

Reported as
Cash and cash equivalents				$103,231
Marketable securities				475,259
Total investments				$578,490

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$32,009	$—	$—	$32,009
Corporate Securities	281,586	195	(30)	281,751
Government Securities	268,239	1,006	—	269,245
	$581,834	$1,201	$(30)	$583,005

Reported as
Cash and cash equivalents				$32,009
Marketable securities				550,996
Total investments				$583,005

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
June 30, 2020	Cost	Fair Value
(in thousands)
Mature in one year or less	$472,639	$474,114
Mature within two years	1,127	1,145
	$473,766	$475,259

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2020 and December 31, 2019 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
June 30, 2020	Fair value	losses	Fair value	losses
(in thousands)
Government Securities	49,973	(3)	—	—

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2019	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$46,303	$(24)	$13,992	$(6)

The unrealized losses from the listed securities are primarily due to a change in the interest rate environment and not a change in the credit quality of the securities.

In connection with the Aimmune Agreement (as defined below) which we entered in February 2020, the Company received shares of Aimmune common stock which are classified as equity securities with a readily determinable fair value as of June 30, 2020. The Company recorded $0.3 million of unrealized gain and $2.0 million of unrealized loss related to these securities in other income (expense) during the three and six months ended June 30, 2020. We did not hold any equity securities in our investment portfolio during the year ended December 31, 2019.

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

As of June 30, 2020, the total number of shares of common stock available for issuance under the 2013 Plan is 12,116,313, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,138,046 shares on January 1, 2020. As of June 30, 2020, a total of 10,327,214 shares of common stock subject to options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP from 2015 to 2020. As of June 30, 2020, we have issued a total of 445,621 shares of common stock under the ESPP.

During the six months ended June 30, 2020, the Company awarded 305,794 Restricted Stock Units (RSUs) to certain employees. Vesting of these awards is in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of June 30, 2020, we have granted a total of 411,293 shares of common stock subject to RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$2,804	$2,008	$5,095	$3,862
Research and development	5,427	7,295	9,648	11,297
	$8,231	$9,303	$14,743	$15,159

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	$6,667	$8,946	$12,549	$14,470
ESPP	213	195	407	413
Restricted stock units	1,351	162	1,787	276
	$8,231	$9,303	$14,743	$15,159

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balances at December 31, 2019	7,174,319	$24.03	7.32
Options granted	1,433,699	$32.10
Options forfeited	(115,261)	$31.28
Options exercised	(261,786)	$18.13
Balances at June 30, 2020	8,230,971	$25.52	7.33	$65,362
Exercisable	4,587,110	$20.28	6.10	$58,544

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $32.39 per share as of June 30, 2020.

Weighted-average fair value of options granted during the six-month periods ended June 30, 2020 and 2019 were $16.44 and $20.74 per share, respectively. There were 1,700,583 options granted during the six-month period ended June 30, 2019. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2020 and 2019:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (years)	5.7	5.9	6.2	6.0
Expected volatility	56.1%	61.3%	54.3%	61.3%
Risk-free interest rate	0.41%	2.07%	0.84%	2.43%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.8 - 62.6%	55.0 - 71.4%	50.8 - 62.6%	55.0 - 71.4%
Risk-free interest rate	0.18 - 1.65%	1.47 - 2.70%	0.18 - 1.65%	1.47 - 2.70%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2020, the unamortized compensation expense related to unvested stock options was $59.4 million. The remaining unamortized compensation expense will be recognized over the next 2.8 years. As of June 30, 2020, the unamortized compensation expense under our ESPP was $1.3 million. The remaining unamortized expense will be recognized over the next 1.4 years.

The following table summarizes the RSU activity for the six-month period ended June 30, 2020:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested at December 31, 2019	90,006	$34.66
Granted	305,794	31.64
Vested	(21,822)	31.91
Forfeited	(7,311)	31.47
Unvested at June 30, 2020	366,667	$32.37

As of June 30, 2020, the unamortized compensation expense related to unvested RSUs was $10.2 million. The remaining unamortized expense will be recognized over the next 2.3 years.

7. Leases

The Company leases office and laboratory space in Monrovia, CA under a lease that expires September 30, 2020; the original lease was a 66-month lease that expired June 2020. In April 2020, the Company entered into an amendment to the lease to extend the term of the lease under the original terms through September 2020. In July 2017, the Company entered into a lease agreement for additional space in the same building with a lease that continues through September 2022, with an option to renew for an additional five years. The Company assesses that it is likely to exercise the option of the lease term extension.

The Company also leases office space in San Diego, CA that expired July 2020. The lease includes an option to renew for an additional five years and the Company did not exercise the option to extend this lease.

The Company leases additional office space in San Diego, CA through August 2022, with an option to extend for an additional five years. The Company assesses that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of June 30, 2020, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at June 30, 2020 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2020	$1,297
2021	2,583
2022	2,203
2023	1,347
2024	1,366
2025	1,212
Thereafter	1,238
Total undiscounted lease payments	11,246
Less: Imputed interest	(1,526)
Present value of lease payments	$9,720

Lease liabilities - short-term	$2,094
Lease liabilities - long-term	7,626
Total lease liabilities	$9,720

The following table summarizes lease costs and cash disclosures for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating lease cost	$648	$650	$1,297	$1,299
Variable lease cost	38	47	59	57
Total lease costs	$686	$697	$1,356	$1,356

Cash paid for amounts included in
the measurement of lease liabilities	$566	$344	$1,123	$854

The amendment to the Monrovia, CA lease is a lease modification. Non-cash activities involving ROU assets related to the lease modification were $0.1 million for three and six months ended June 30, 2020.

At June 30, 2020, the weighted-average remaining lease term for operating leases was 5.2 years, and the weighted-average discount rate for operating leases is 5.5%

8. Commitments and Contingencies

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

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and six months ended June 30, 2020 and 2019.

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

Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb24306 and other Collaboration Products, including any new IL-15 programs identified during the joint research collaboration. Genentech and the Company will jointly collaborate on worldwide development of XmAb24306 and potentially other Collaboration Products with Genentech maintaining all worldwide commercialization rights, subject to the Company having an option to co-promote in the United States. The Company has the right to perform clinical studies of Collaboration Products in combination with other therapeutic agents at its own cost, subject to certain requirements.

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

Pursuant to the Genentech Agreement, XmAb24306 is designated as a development program and all costs incurred for developing XmAb24306 from March 8, 2019, the effective date of the Genentech Agreement, are being shared with Genentech under the initial cost-sharing percentage of 45%.

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

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. A total of $8.3 million of the transaction price was allocated to the research activities and is being recognized over a period of time through the end of the research term that services are rendered. A total of $0.8 million and $1.5 million of revenue related to the research activities was recognized in the three- and six-month periods ended June 30, 2020, respectively.

For the three months ended June 30, 2020 and 2019, the Company recognized $0.8 million and $0.6 million of income, respectively, from the Genentech Agreement. For the six months ended June 30, 2020 and 2019, the Company recognized $1.5 million and $112.5 million of income, respectively. As of June 30, 2020, there is a $1.3 million payable related to cost-sharing development activities during the second quarter of 2020 for the XmAb24306 program. There is $4.6 million in deferred revenue as of June 30, 2020 which reflects the Company’s obligation to perform research services during the remaining research term.

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

The Company recognized the $13.6 million allocated to the bispecific antibodies when it satisfied its performance obligation and transferred the bispecific antibodies to Astellas in June 2019. The $1.4 million allocated to the research activities is being recognized as the research services are being completed over the period of time the Company expects to complete the activities under the research plan. The Company completed the remaining activities under the research plan during the second quarter of 2020.

For the three months ended June 30, 2020 and 2019, the Company recognized $0.7 million and $13.8 million of revenue related to the arrangement, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized $0.9 million and $13.8 million of revenue, respectively. There is no deferred revenue as of June 30, 2020 related to the arrangement.

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

The Company has completed delivery of two target pair antibodies under the Agreement and in December 2019 Novartis initiated a Phase 1 study with one of the target pair antibodies.

No revenue was recognized during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, there is a receivable of $1.0 million related to cost-sharing of development activities for the second quarter of 2020 for the vibecotamab program, and $40.1 million in deferred revenue related to the obligation to deliver two additional Global Discovery Programs to Novartis under the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to the rights to our CD38 x CD3 preclinical program and developed AMG 424. Amgen also applied our bispecific Fc technology to create AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody. The Company has received a total of $60.5 million in upfront payments and milestone payments and is eligible to receive up to $255.0 million in future development, regulatory and sales milestone payments in total for the STEAP1 x CD3 program and is eligible to receive royalties on any global net sales of products.

In May 2020, Amgen notified the Company that it was terminating its rights with respect to the CD38 x CD3 program, including AMG 424, which termination became effective July 2020. Under the terms of the Agreement, the rights to the AMG 424 program revert to the Company in connection with the termination.

No revenue was recognized under the arrangement during the three and six months ended June 30, 2020 or 2019. As of June 30, 2020, there is no deferred revenue related to the arrangement.

MorphoSys AG

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys), which was subsequently amended. Under the agreement, we granted MorphoSys an exclusive worldwide license to the Company’s patents and know-how to research, develop and commercialize the XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

In February 2020, the U.S. Food and Drug Administration (FDA) accepted MorphoSys’ Biologics License Application (BLA) for tafasitamab and the Company received a milestone payment of $12.5 million. The Company recognized the payment as revenue in the period that the milestone event occurred.

On July 31, 2020, the FDA approved MorphoSys’ BLA for tafasitamab (now Monjuvi®). In connection with the approval, the Company will receive a milestone payment of $25.0 million. The Company will recognize the payment as revenue in the period that the milestone event occurs.

No revenue was recognized under this arrangement for the three months ended June 30, 2020. The Company recognized $12.5 million of milestone revenue for the six months ended June 30, 2020. No revenue was recognized under this arrangement for the three and six months ended June 30, 2019. As of June 30, 2020, there is no deferred revenue related to this agreement.

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

The Company is eligible to receive contractual milestones for certain commercial achievements and is also entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

Under ASC 606, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. We began earning royalty revenue from the sale of Ultomiris in 2019.

The Company recognized $3.8 million and $1.1 million of royalty revenue under this arrangement for the three months ended June 30, 2020 and 2019, respectively. The Company also recognized $4.0 million of milestone revenue for the three months ended June 30, 2019. The Company recognized total revenue of $7.2 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there is a receivable of $7.4 million related to royalties due under the arrangement. There is no deferred revenue related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (Agreement) with INmune Bio, Inc. (INmune). Under the terms of the agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPRO1595. Under the agreement the Company received an upfront payment of $100,000, 1,585,000 shares of INmune common stock and an option to acquire additional shares of INmune. The Company is also eligible to receive a percentage of sublicensing revenue received for XPRO1595 and royalties in the mid-single digit percent range on the sale of approved products.

The option has a six-year term from the date of the Agreement and provides the Company the option to purchase up to 10% of the fully diluted outstanding shares of INmune for $10.0 million. The Company has recorded its equity interest in INmune at cost pursuant to ASC 323. The Company did not record its share of the net loss from INmune during the three and six months ended June 30, 2020 or 2019, respectively, as the carrying value of this investment has been reduced to zero.

The Company did not recognize any revenue related to the agreement for the three and six months ended June 30, 2020 and 2019. There is no deferred revenue as of June 30, 2020 related to this agreement.

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

VirBio initiated a Phase 1 study with a licensed antibody in 2019 and in the second quarter of 2020 it initiated a Phase 1 study with a second licensed antibody.

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

The Company recognized $0.3 million milestone revenue for the three and six months ended June 30, 2020. The Company did not recognize revenue related to the agreement for the three and six months ended June 30, 2019. There is no deferred revenue as of June 30, 2020 related to this agreement.

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

The Company completed delivery of its performance obligations in March 2020. The license to XmAb7195 was transferred to Aimmune at inception of the Aimmune Agreement, and the XmAb7195 data was transferred to Aimmune in March 2020.

No revenue was recognized in the three months ended June 30, 2020. The Company recognized $9.6 million of revenue related to the agreement for the six months ended June 30, 2020. There is no deferred revenue as of June 30, 2020 related to this agreement.

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

In March 2020, Gilead exercised options on two additional antibody compounds and in April 2020 it exercised the option on the third antibody available under the Gilead Agreement. In April 2020, we received a total of $7.5 million in payment of the three options.

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

The total transaction price is $13.5 million which includes the upfront payment of $6.0 million and the option fee payment of $7.5 million which was contractually due with the exercise of the three options by Gilead. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Gilead Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price and the Company will review this conclusion and update at each reporting period.

The Company allocated $3.5 million of the transaction price to the licenses to the cytotoxic Fc and Xtend Fc technologies and recognized income for the licenses at inception of the arrangement when Gilead began benefiting access to them. The Company allocated $2.5 million to the initial option exercise which was effective at inception of the arrangement and payment of the upfront amount and the Company allocated $7.5 million to the three remaining options which became effective in April 2020 when Gilead paid the option fees.

The Company recognized $7.5 million and $13.5 million of revenue related to the Gilead Agreement for the three and six months ended June 30, 2020, respectively. There is no deferred revenue as of June 30, 2020 related to this agreement.

Revenue earned

The revenues recorded for the three and six months ended June 30, 2020 were earned principally from the following licensees (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Aimmune	$—	$—	$9.6	$—
Alexion	3.8	5.1	7.2	5.1
Astellas	0.7	13.8	0.9	13.8
Genentech	0.8	0.6	1.5	112.5
Gilead	7.5	—	13.5	—
MorphoSys	—	—	12.5	—
Vir Biotechnology	0.3	—	0.3	—
Total	$13.1	$19.5	$45.5	$131.4

The table below summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Research collaboration	$1.5	$14.4	$2.4	$14.7
Milestone	0.3	4.0	12.8	4.0
Licensing	7.5	—	23.1	111.6
Royalties	3.8	1.1	7.2	1.1
Total	$13.1	$19.5	$45.5	$131.4

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligations are delivery of two Global Discovery Programs under the Novartis Agreement and conducting research activities pursuant to research plans under the Genentech Agreement. We have completed the remaining research activities pursuant to the research plan under the Astellas Agreement in the three-month period ended June 30, 2020. As of June 30, 2020 and 2019, the Company has deferred revenue of $44.7 million and $48.8 million, respectively. As of June 30, 2020, all deferred revenue is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Novartis under the Novartis Agreement and the Company’s obligation to perform research services to Genentech will end upon expiration of the research term within one year. As of June 30, 2019, $45.5 million was classified as current liabilities for the same reason, and $3.3 million of the deferred revenue liability was classified as long-term for the portion of obligations to perform research services to Genentech after one year.

10. Income taxes

On March 27, 2020, the president signed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The legislation provides several changes to corporation income taxes including:

●	Modification of the rules applicable to the deductibility of net operation losses (NOLs) incurred in tax years beginning in 2018, 2019 and 2020, and

●	Acceleration of the corporate minimum tax credit.

The Company reviewed the new legislation and determined that certain provisions would provide income tax benefits:

●	The Company has NOL and income tax credit carryforwards which are subject to a valuation allowance, due to uncertainty about the ability to utilize such losses and credits in future periods. Accordingly, the Company does not expect the changes in the NOL provisions in the legislation to provide any benefit in the near-term.
●	As of December 31, 2019, the Company had recorded a receivable of $0.8 million related to the corporate minimum tax credit. Under previous income tax provisions, one-half of the minimum tax credit would be received in 2020 and the remainder in subsequent years. As a result of the new legislation, the Company will receive a refund for the entire $0.8 million minimum tax credit in 2020.

There was no provision for income taxes for the three and six months ended June 30, 2020. The provision for income taxes of $0.9 million for the six months ended June 30, 2019 represents the interim period tax allocation of the state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s net operating loss carryforwards. The Company has a federal income tax receivable of $0.8 million at June 30, 2020 related to refundable alternative minimum tax credits. As of June 30, 2020, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We are developing a suite of clinical-stage drug candidates from our proprietary XmAb® technology platforms. In contrast to conventional approaches to antibody design, which focus on the segment of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the Fc domain, the part of an antibody that interacts with multiple segments of the immune system and controls antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains. We use our protein engineering capabilities to increase our understanding of protein structure and interactions and to design new XmAb technologies and development candidates with improved properties.

Our business strategy is based on the plug-and-play nature of the XmAb technology, allowing us to create new antibody and cytokine drug candidates for our internal development or licensing, or to selectively license access to one or more of our XmAb technologies to pharmaceutical or biotechnology companies to use in developing their own proprietary antibodies with improved properties.

COVID-19

We are closely monitoring the pandemic caused by the novel coronavirus SARS-CoV-2 which causes the disease COVID-19, and are evaluating its impact on all aspects of our business including how it will affect our partners, collaborations, and our research and development operations. While the pandemic did not significantly disrupt our business during the six months ended June 30, 2020, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have instituted quarantines, restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. Two companies are advancing antibodies that incorporate our Xtend Fc technology:
o	Alexion Pharmaceuticals, Inc.: Our partner, Alexion announced the initiation of a Phase 3 clinical trial evaluating Ultomiris® in treating patients with severe COVID-19 symptoms. We are eligible to receive sales milestones and a continued low-single digit percent royalty on the sales of Ultomiris®.
o	Vir Biotechnology, Inc.: Our partner VirBio, announced that it is initiating a Phase 2/3 clinical trial evaluating VIR-7831, an antibody drug candidate that targets the SARS-CoV-2 virus. We are eligible to receive a mid-single digit royalty on the net sales of approved products for this candidate.

●	Revenue: We receive upfront payments, milestone payments, royalties and cost-sharing payments from licensing our XmAb technologies and drug candidates and from our co-development arrangements. The COVID-19 pandemic has not adversely affected our revenues for the quarter ended June 30, 2020. During the quarter, we continued to generate revenue from our existing partnerships, including Alexion and Gilead, recognizing $3.8 million and $7.5 million of revenue, respectively.

Our ability to continue to earn revenue from these and other partnerships is dependent on the partners’ ability to generate sales of products, such as our royalties from Ultomiris, and the ability of our partners to continue to advancing their programs through regulatory approval and the ability of our partners to advance our partnered programs into later stages of development, which provide us with potential milestone payments. If the COVID-19 pandemic continues for an extended period and adversely affect the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients in six clinical programs, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb24306 (also known as RG6323), our co-development program with Genentech. Many of our partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more of our XmAb technologies. Although the COVID-19 pandemic has not materially affected our clinical development for the period ended June 30, 2020, some of our clinical programs have experienced slower patient enrollment, and the initiation of a new study of vibecotamab has been delayed as a result of the COVID-19 pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. While clinical studies in oncology are still a high priority for patients, their families and their physicians, our planned study initiations and our ongoing studies have been affected, as many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the COVID-19 pandemic.

●	Research and development activities: In connection with the COVID-19 pandemic we required all of our non-laboratory employees to begin working remotely, and we have implemented additional health, safety and environmental procedures for all onsite laboratory research employees. We provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. Our development activities include manufacturing, and conducting Investigational New Drug application (IND) enabling studies for XmAb27564, our IL-2-Fc cytokine candidate, XmAb30819, our initial 2+1 bispecific antibody candidate, and other bispecific and cytokine antibody candidates in early stages of development. As of June 30, 2020, these activities have continued remotely without interruption from the COVID-19 pandemic. However, the conduct of all our development activities rely on our employees and on third party vendors. If the COVID-19 pandemic affects our employees, our vendors or other parties in the supply chain required to continue research and development activities, the research and development activities and our expected timelines for completing such activities, including submission of INDs will be adversely affected.

Wholly Owned and Co-Developed Drug Candidates

There are currently 17 antibody and cytokine drug candidates that are being advanced in clinical trials, by us or by our partners, that have been engineered with our XmAb technologies, and we expect additional candidates currently in later stages of preclinical development to enter the clinic within the next year. The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies, and other protein structures, that can bind two or more different targets simultaneously. We recently expanded the functionality, selectivity and potency tuning of the bispecific platform with the design of our 2+1 bispecific format. These bispecific Fc domains are used to generate a broad array of novel drug candidates.

CD3 candidates: The initial bispecific antibody candidates that we designed contain an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T cells. The goal of the “CD3 bispecific” is to recruit or activate T cells against tumor cells expressing the antigen target.

We are currently conducting Phase 1 studies for three CD3 bispecific antibody candidates: vibecotamab, plamotamab and tidutamab.

●	Vibecotamab (XmAb14045) is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. It is being developed in collaboration with our partner, Novartis. We continue enrolling patients with AML in an ongoing Phase 1 study, and we plan to initiate additional clinical studies evaluating vibecotamab in 2021.
●	Plamotamab (XmAb13676) is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. We continue to enroll patients with B-cell malignancies in an ongoing Phase 1 study, and we plan to initiate additional clinical studies evaluating plamotamab in 2021.
●	Tidutamab (XmAb18087) is a bispecific antibody that targets somatostatin receptor 2 (SSTR2), a target on neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST), and CD3. We continue to enroll patients with NET or GIST in the Phase 1 study, and we expect to provide initial data from NET patients in this study in the second half of 2020.

XmAb 2+1 bispecific antibodies. We use the modularity of our XmAb Fc technology to build bispecific antibodies in a variety of formats to best suit therapeutic uses. Recently we created CD3 bispecific antibodies with 2 binding domains to the tumor target (bivalent binding) and 1 binding domain to CD3, a format called 2+1 bispecific antibody. The 2+1 bispecific antibodies can be more tumor specific, because bivalent binding preferentially targets tumor cells with high density target expression, potentially sparing any normal tissue expressing the target at low density. Also, bivalent binding broadens the range of potency tuning for improving efficacy and tolerability. We believe that the selectivity of the 2 +1 format is particularly useful for antibodies against solid tumor targets, which can have poor tolerability because such targets are often expressed on a range of normal tissues, including critical organs.

The 2+1 format was used for the design of AMG509, a bispecific antibody that we developed under our Amgen collaboration. AMG509 is a STEAP1 x CD3 XmAb 2+1 bispecific antibody for which Amgen is currently enrolling a Phase 1 trial and is being developed for patients with prostate cancer and Ewing sarcoma.

At the American Association for Cancer Research (AACR) Virtual Annual Meeting in June, we presented preclinical data from three 2+1 bispecific programs targeting renal cell carcinoma, prostate cancer and ovarian cancer which included XmAb30819, ENPP3 x CD3, our initial bispecific development program using the 2+1 format and targeting ENPP3 x CD3.

●	XmAb30819, ENPP3 x CD3 is a bispecific antibody that targets ENPP3, an antigen in renal cell carcinomas (RCC) tumors, and CD3. RCC is the most common form of kidney cancer and in 2020 the National Cancer Institute estimated that there are 73,750 new cases each year and 14,830 deaths from this cancer.

ENPP3 is an underexplored tumor antigen overexpressed on RCCs. In preclinical models, XmAb30819 bound preferentially to tumor cells compared to normal cells and selectively and effectively recruited T cells to kill tumor cells. Additional data demonstrated a strong reversal of tumor growth in human-cell engrafted mouse models of disease. A study in non-human primates demonstrated XmAb30819 was well-tolerated with expected pharmacodynamics and an antibody like half-life. We are conducting IND-enabling studies with XmAb30819 and expect to file an IND and initiate Phase 1 studies for this candidate in 2021.

TME activator candidates: We are also advancing a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T cell activation by targeting multiple checkpoint or co-stimulatory receptors. These TME activator candidates use our bispecific Fc domain and incorporate our Xtend technology for longer half-life. We are currently conducting Phase 1 studies for three TME activator candidates: XmAb20717, XmAb22841 and XmAb23104:

●	XmAb20717 targets PD-1 and CTLA-4, two immune checkpoint receptors, to activate the tumor microenvironment selectively, and is being developed in broad oncology indications including solid tumors. We are currently enrolling patients with RCC, prostate cancer and other cancers without approved checkpoint therapies to expansion cohorts in an ongoing Phase 1 study, and the study continues to enroll patients in additional dose-escalation cohorts. Expansion cohorts for patients with melanoma and advanced non-small cell lung cancer are fully enrolled.

In May 2020, we presented initial dose-escalation data from the study. In the first six dose-escalation cohorts, XmAb20717 was generally well-tolerated in heavily pretreated patients with advanced solid tumors. We observed dose-dependent increases in T cell activation biomarkers, and within the highest dose cohort (10 mg/kg), a patient with melanoma, who was treated previously with checkpoint therapy (pembrolizumab), achieved a confirmed complete response. Additionally, a patient at the 6 mg/kg dose level with microsatellite instability-high (MSI-H) colorectal cancer, who had progressive disease after 10 months of treatment with pembrolizumab and prior treatment with both nivolumab and ipilimumab, achieved stable disease, and as of the presentation of data, had continued on treatment at cycle 14 (392 days).

●	XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. We continue to enroll patients with selected solid tumors in the Phase 1 dose-escalation study.
●	XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We are advancing XmAb22841 in combination with pembrolizumab, an inhibitor of the PD1 checkpoint receptor to create a triple checkpoint blockade. We continue to enroll patients with select solid tumors in the Phase 1 single-agent dose-escalation portion of the study and have begun to dose patients with the pembrolizumab combination.

Cytokine candidates: Our cytokine drug candidates are built on our bispecific Fc domain and have their potency tuned to improve therapeutic index. These candidates also incorporate our Xtend technology for longer half-life.

●	XmAb24306 (also known as RG6323) is an IL15/IL15-receptor alpha complex fused to a bispecific Fc domain (IL15/IL15Ra-Fc). In February 2019, we entered into the Genentech Agreement to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies will co-develop XmAb24306 and other potential IL-15 programs. In March 2020, Genentech dosed the first patient in a Phase 1 dose-escalation study with XmAb24306. The study is designed to determine initial safety and potential efficacy of XmAb24306, as a single agent and in combination with atezolizumab, before advancing it into further clinical studies in combination with other agents.
●	XmAb27564 is an IL-2 Fc fusion protein with our bispecific Fc domain that we intend to develop for the treatment of patients with autoimmune diseases. We are currently conducting IND-enabling studies for XmAb27564 and plan to submit an IND and initiate Phase 1 studies for this candidate in 2021.

Licensing Partnerships

An important part of our business strategy is to leverage the value of our Fc technologies and drug candidates with partnerships and collaborations. We have eleven partnerships for the licensing of our XmAb technologies and drug candidates. These arrangements provide upfront payments, annual licensing fees, potential milestone payments and royalties as our partners advance XmAb technologies and drug candidates through clinical development and commercialize products that gain regulatory approval. These payments provide us with multiple revenue streams that help fund development of our product candidates, and the partnerships usually require limited resources or efforts from us. Where possible, we structure such transactions to retain long-term value in the drug candidates through profit-split arrangements or retaining U.S. commercial rights.

In 2020, we entered into licensing transactions with Aimmune and Gilead for which we received total payments of $9.6 million and $13.5 million, respectively. In 2020, we have also extended our licensing partnership with VirBio whereby VirBio will have non-exclusive access to Xtend Fc technology to extend the half-life of antibodies that VirBio is investigating as potential treatments for patients with COVID-19, the disease caused by the novel coronavirus SARS-CoV-2.

In July 2020, we entered into a Collaboration and License Agreement (Atreca Agreement) with Atreca, Inc. (Atreca), to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Atreca Agreement, the companies will engage in a three-year research program in which Atreca will provide antibodies against novel tumor targets through its discovery platform from which we will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50 percent of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the agreement allows each partner the option to pursue up to two programs independently, with a mid-to high-single digit percent royalty payable on net sales to the other partner.

The most advanced program where we have licensed our technology is Alexion’s Ultomiris®, a complement inhibitor antibody, to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to Alexion’s previous generation therapy, Soliris®. Alexion is approved for marketing in the U.S., Europe and Japan for the treatment of adult patients with the rare blood disease paroxysmal nocturnal hemoglobinuria (PNH) and is also approved in the U.S. and Europe for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). In March 2020, Alexion announced it was initiating a Phase 3 study of Ultomiris in treating patients with severe COVID-19, adults who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS).

Examples of other partnerships and collaborations in which we have licensed XmAb technologies and candidates to other biopharmaceutical companies for further development include those with MorphoSys, Amgen, Novartis, Gilead and VirBio:

●	MorphoSys AG: In 2010, we licensed exclusive worldwide rights to develop and commercialize tafasitamab (MOR208) to MorphoSys. In February 2020, the FDA accepted MorphoSys’ Biologics License Application (BLA) and granted priority review for tafasitamab in combination with lenalidomide for the treatment of relapsed/refractory diffuse large B cell lymphoma (r/r DLBCL), and we received a milestone payment of $12.5 million. On July 31, 2020, the FDA approved MorphoSys’ Monjuvi (tafasitamab-cxix) in combination with lenalidomide treating patients with relapsed refractory DLBCL. We will receive a $25.0 million milestone payment in connection with the approval and are eligible to receive up to $50.0 million in potential sales milestones and royalties on net sales of Monjuvi in the high-single to low-double digit percent range.
●	Amgen Inc.: In 2015, we entered into a research and license agreement with Amgen to develop and commercialize products using our bispecific technology. Amgen applied our bispecific Fc technology to create, AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which Amgen is developing for patients with prostate cancer and Ewing sarcoma. Preclinical data were presented at the American Association for Cancer Research (AACR) Virtual Annual Meeting I in April 2020. Amgen is currently enrolling patients in a Phase 1 study of AMG 509 in patients with metastatic castration-resistant prostate cancer (mCRPC).

Amgen also licensed the rights to our CD38 x CD3 preclinical program and developed AMG 424 which was enrolling a Phase 1 study in patients with multiple myeloma. In May 2020, Amgen notified us they were terminating the CD38 x CD3 program, including AMG 424, which termination became effective July 2020. Under the terms of the agreement, the rights to the CD38 program including AMG 424 revert to us. We are working with Amgen to review the AMG 424 development data and determine potential next steps for the program.

●	Novartis Institutes for BioMedical Research: In connection with our 2016 Novartis collaboration, we created and licensed to Novartis an undisclosed bispecific antibody candidate. In December 2019, Novartis dosed the first patient in a Phase 1 study for this drug candidate.
●	Gilead Sciences, Inc.: In January 2020, we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for elipovimab (GS-9722), an anti-HIV antibody that Gilead has advanced in a Phase 1 study. In connection with the license, we provided Gilead with options to three additional antibodies directed to the same molecule target as elipovimab. In March 2020, Gilead exercised two of the remaining options and in April 2020, Gilead exercised the final option. We received an upfront payment of $6.0 million in the first quarter of 2020 and option payments of $7.5 million in April 2020 in connection with the agreement.
●	Vir Biotechnology, Inc.: In August 2019, we provided VirBio a non-exclusive license to use our Xtend Fc technology in developing and commercializing antibodies as potential treatments for patients with influenza A and hepatitis B virus infection. VIR-2482 is being evaluated as a universal prophylactic for influenza A in an ongoing Phase 1/2 clinical study. In May 2020, VirBio initiated a Phase 1 clinical study for a second antibody, VIR-3434, which is being evaluated as a potential treatment for patients with hepatitis B virus infection.

In March 2020, we entered into a second non-exclusive license with VirBio to use our Xtend technology to extend the half-life of VIR-7831 and VIR-7832, novel antibodies that VirBio is investigating as potential treatments for patients with COVID-19, the disease caused by the novel coronavirus SARS-CoV-2. VirBio plans to commence a Phase 2/3 clinical study for VIR-7831 within the coming months.

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

As of June 30, 2020, we had an accumulated deficit of $339.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended
	June 30,
	2020	2019	Change

Revenues:
Research collaboration	$1.5	$14.4	$(12.9)
Milestone	0.3	4.0	(3.7)
Licensing	7.5	—	7.5
Royalties	3.8	1.1	2.7
Total revenues	13.1	19.5	(6.4)
Operating expenses:
Research and development	43.5	33.3	10.2
General and administrative	7.2	5.8	1.4
Total operating expenses	50.7	39.1	11.6
Other income, net	2.6	3.6	(1.0)
Loss before income tax expense	(35.0)	(16.0)	(19.0)
Income tax expense	—	—	—
Net loss	$(35.0)	$(16.0)	$(19.0)

Revenues

Revenues for the three months ended June 30, 2020 are primarily from royalty revenue from our Alexion collaboration and licensing revenue recognized from our Gilead collaboration. Revenue for the three months ended June 30, 2019 is primarily from our research collaboration revenue from our Genentech and Astellas collaborations and milestone revenue received from our Alexion collaboration.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended
	June 30,
	2020	2019	Change
Product programs:
Obexelimab (XmAb5871)	$1.0	$5.4	$(4.4)

Bispecific programs:
CD3 programs:
Vibecotamab (XmAb14045)*	3.1	3.7	(0.6)
Plamotamab (XmAb13676)	9.3	3.3	6.0
Tidutamab (XmAb18087)	3.7	2.9	0.8
XmAb30819, ENPP3 x CD3	1.9	—	1.9
Total CD3 programs	18.0	9.9	8.1

Tumor micro environment (TME) activators:
XmAb20717	6.8	4.0	2.8
XmAb23104	3.7	2.1	1.6
XmAb22841	2.2	1.9	0.3
Total TME activators	12.7	8.0	4.7

Cytokine programs:
XmAb24306*	2.0	5.1	(3.1)
XmAb27564	4.7	1.1	3.6
Total cytokine programs	6.7	6.2	0.5

Subtotal bispecific programs	37.4	24.1	13.3

Other, research and early stage programs	5.1	3.8	1.3

Total research and development expenses	$43.5	$33.3	$10.2

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $10.2 million for the three months ended June 30, 2020 over the same period in 2019 primarily due to increased spending on our plamotamab and XmAb20717 programs as we continue to advance these programs in dose escalation clinical studies. Spending also increased on our XmAb27564 and XmAb30819 programs as we initiate manufacturing campaigns and IND enabling studies. Spending also increased in our earlier research stage studies. These increases were partially offset by reduced spending on our XmAb24306 and obexelimab programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended
	June 30,
	2020	2019	Change
General and administrative	$7.2	$5.8	$1.4

General and administrative expenses increased by $1.4 million for the three months ended June 30, 2020 over the same period in 2019 primarily due to increased general and administrative staffing and spending on professional fees.

Other Income, Net

Other income was $2.6 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in other income was primarily due to lower interest income earned from our marketable securities.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended
	June 30,
	2020	2019	Change

Revenues:
Research collaboration	$2.4	$14.7	$(12.3)
Milestone	12.8	4.0	8.8
Licensing	23.1	111.6	(88.5)
Royalties	7.2	1.1	6.1
Total revenues	45.5	131.4	(85.9)
Operating expenses:
Research and development	77.4	61.5	15.9
General and administrative	14.4	11.3	3.1
Total operating expenses	91.8	72.8	19.0
Other income, net	3.3	6.3	(3.0)
Income (loss) before income tax expense	(43.0)	64.9	(107.9)
Income tax expense	—	0.9	(0.9)
Net income (loss)	$(43.0)	$64.0	$(107.0)

Revenues

Revenues for the six months ended June 30, 2020 are primarily from royalty revenue from our Alexion collaboration and licensing revenue recognized from our collaborations with Gilead and Aimmune. Revenues recognized for the six months ended June 30, 2019 are primarily from licensing and collaboration revenue recognized under the Genentech and Astellas arrangements.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended
	June 30,
	2020	2019	Change
Product programs:
Obexelimab (XmAb5871)	$1.9	$11.9	$(10.0)

Bispecific programs:
CD3 programs:
Vibecotamab (XmAb14045)*	5.7	6.5	(0.8)
Plamotamab (XmAb13676)	16.4	5.2	11.2
Tidutamab (XmAb18087)	6.9	5.6	1.3
XmAb30819, ENPP3 x CD3	2.9	—	2.9
Total CD3 programs	31.9	17.3	14.6

Tumor micro environment (TME) activators:
XmAb20717	12.1	6.7	5.4
XmAb23104	6.5	4.1	2.4
XmAb22841	4.7	3.6	1.1
Total TME activators	23.3	14.4	8.9

Cytokine programs:
XmAb24306*	4.0	9.8	(5.8)
XmAb27564	6.6	1.2	5.4
Total cytokine programs	10.6	11.0	(0.4)

Subtotal bispecific programs	65.8	42.7	23.1

Other, research and early stage programs	9.7	6.9	2.8

Total research and development expenses	$77.4	$61.5	$15.9

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $15.9 million for the six months ended June 30, 2020 over the same period in 2019 primarily due to increased spending on our plamotamab, XmAb20717 and XmAb22841 programs as we continue to advance these programs in dose escalation clinical studies. Spending also increased on our XmAb27564 and XmAb30819 programs as we initiate manufacturing campaigns and IND enabling studies and activities. Spending also increased in our earlier research stage studies. These increases were partially offset by reduced spending on the XmAb24306 and obexelimab programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended
	June 30,
	2020	2019	Change
General and administrative	$14.4	$11.3	$3.1

General and administrative expenses increased by $3.1 million for the six months ended June 30, 2020 over the same period in 2019 primarily due to increased general and administrative staffing and spending on professional fees.

Other Income, Net

Other income was $3.3 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in other income was primarily from the $2.3 million unrealized loss recognized in the first quarter related to our Aimmune common stock and also a reduction in earnings from investments due to lower interest rates during the period.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Net cash (used in) provided by:
Operating activities	$(18,222)	$90,428	$(108,650)
Investing activities	71,973	(88,757)	160,730
Financing activities	5,471	4,640	831
Net increase in cash	$59,222	$6,311	$52,911

Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $18.2 million while cash provided by operating activities for the six months ended June 30, 2019 was $90.4 million. This is primarily due to upfront and milestone payments received from collaborations in the six-month period ended June 30, 2019 in excess of operating costs incurred in each period.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 increased by $0.8 million over the same period in 2019 which reflects additional proceeds received from the exercise of stock options.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity and convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of June 30, 2020, we had $587.4 million of cash, cash equivalents and marketable and equity securities compared to $601.3 million at December 31, 2019. The investments in marketable securities are further described above in footnote 5 in the Notes to Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our product candidates. As we are currently in the clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will commercialize one or more of our product candidates. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical and preclinical development of product candidates in our pipeline.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the six months ended June 30, 2020.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2020.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Although the COVID-19 pandemic has not materially affected our clinical development for the period ended June 30, 2020, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and is specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our and our partners’ ability to enroll and recruit patients in current and future clinical trials. Our success is dependent on our ability and the ability of our partners to advance our wholly-owned and partnered development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. Completion of our ongoing clinical and preclinical studies or commencement of new clinical trials could be impeded, delayed, limited or prevented by the effects of the COVID-19 pandemic and related restrictions including negative effects on the production, delivery or release of our product candidates to our clinical trial sites, as participation by our clinical trial investigators, patients or other critical staff, which to could delay data collection, analysis and other related activities, any of which could cause delay or denial of regulatory approval of our product candidates. The delay and impact on enrollment cannot be determined at this time and will depend on the length and severity of the COVID-19 pandemic. Continued delays on our clinical and preclinical studies or trials will increase our costs and expenses and seriously harm our operations and financial condition, which will adversely affect our business.

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

10.1	Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 4, 2020