Form 10-Q
period 2020-09-30
Xencor Inc
filed 2020-11-06
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36182

Xencor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1622502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Lemon Avenue, Monrovia, CA	91016
(Address of principal executive offices)	(Zip Code)

(626) 305-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	XNCR	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2020
Common stock, $0.01 par value	57,455,204

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2020

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” the negative of such terms or other words indicating future results.

These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:

●	the effects of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;

●	our ability to execute on our plans to research, develop and commercialize our product candidates;

●	the success of our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our ability to accurately estimate expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	the rate and degree of market acceptance and clinical utility of our products;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our ability to protect our intellectual property position;

●	the potential loss or retirement of key members of management;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	our failure to successfully execute our growth strategy, including any delays in our planned future growth; and

●	our failure to maintain effective internal controls.

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$58,094	$50,312
Marketable securities	487,688	479,470
Equity securities	5,382	—
Accounts receivable	9,534	21,574
Income tax receivable	—	502
Prepaid expenses and other current assets	10,185	6,547
Total current assets	570,883	558,405
Property and equipment, net	19,771	15,805
Patents, licenses, and other intangible assets, net	15,319	14,421
Marketable securities - long term	31,768	71,526
Income tax receivable	—	402
Other assets	8,608	9,691
Total assets	$646,349	$670,250
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,109	$10,189
Accrued expenses	11,381	8,995
Lease liabilities	2,158	2,169
Deferred revenue	43,840	45,205
Total current liabilities	70,488	66,558
Lease liabilities, net of current portion	7,378	8,565
Deferred revenue, net of current portion	—	1,926
Total liabilities	77,866	77,049
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2020 and December 31, 2019; 57,374,937 issued and outstanding at September 30, 2020 and 56,902,301 issued and outstanding at December 31, 2019	573	569
Additional paid-in capital	919,387	887,873
Accumulated other comprehensive income	567	1,161
Accumulated deficit	(352,044)	(296,402)
Total stockholders’ equity	568,483	593,201
Total liabilities and stockholders’ equity	$646,349	$670,250

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue
Collaborations, licenses, milestones, and royalties	$35,366	$21,760	$80,840	$153,184
Operating expenses
Research and development	44,452	29,770	121,853	91,250
General and administrative	7,636	6,266	22,086	17,537
Total operating expenses	52,088	36,036	143,939	108,787
Income (loss) from operations	(16,722)	(14,276)	(63,099)	44,397
Other income (expenses)
Interest income, net	1,423	3,699	6,552	10,201
Other income (expense), net	2,749	3	905	(211)
Total other income, net	4,172	3,702	7,457	9,990

Net income (loss) before income tax expense (benefit)	(12,550)	(10,574)	(55,642)	54,387
Income tax expense (benefit)	—	(350)	—	600
Net income (loss)	(12,550)	(10,224)	(55,642)	53,787

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(916)	(193)	(594)	2,407
Comprehensive income (loss)	$(13,466)	$(10,417)	$(56,236)	$56,194

Basic net income (loss) per common share	$(0.22)	$(0.18)	$(0.97)	$0.95
Diluted net income (loss) per common share	$(0.22)	$(0.18)	$(0.97)	$0.92

Basic weighted average common shares outstanding	57,266,112	56,643,075	57,091,452	56,449,678

Diluted weighted average common shares outstanding	57,266,112	56,643,075	57,091,452	58,365,158

See accompanying notes.

Xencor, Inc.

Statement of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	56,902,301	569	887,873	1,161	(296,402)	593,201
Issuance of common stock upon exercise of stock awards	79,930	1	1,470	—	—	1,471
Issuance of restricted stock units	19,022	—	—	—	—	—
Comprehensive loss	—	—	—	(105)	(8,074)	(8,179)
Stock-based compensation	—	—	6,512	—	—	6,512
Balance, March 31, 2020	57,001,253	$570	$895,855	$1,056	$(304,476)	$593,005

Issuance of common stock upon exercise of stock awards	181,856	2	3,273	—	—	3,275
Issuance of restricted stock units	2,800	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	28,344	—	725	—	—	725
Comprehensive income (loss)	—	—	—	427	(35,018)	(34,591)
Stock-based compensation	—	—	8,231	—	—	8,231
Balance, June 30, 2020	57,214,253	$572	$908,084	$1,483	$(339,494)	$570,645

Issuance of common stock upon exercise of stock awards	130,784	1	2,985	—	—	2,986
Issuance of restricted stock units	29,900	—	—	—	—	—
Comprehensive loss	—	—	—	(916)	(12,550)	(13,466)
Stock-based compensation	—	—	8,318	—	—	8,318
Balance, September 30, 2020 (unaudited)	57,374,937	$573	$919,387	$567	$(352,044)	$568,483

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	58,536	1	666	—	—	667
Issuance of restricted stock units	11,311	—	—	—	—	—
Comprehensive income	—	—	—	1,316	80,045	81,361
Stock-based compensation	—	—	5,856	—	—	5,856
Balance, March 31, 2019	56,349,389	$564	$851,888	$345	$(243,232)	$609,565

Issuance of common stock upon exercise of stock awards	143,504	1	3,238	—	—	3,239
Issuance of common stock under the Employee Stock Purchase Plan	36,505	—	734	—	—	734
Comprehensive income (loss)	—	—	—	1,284	(16,034)	(14,750)
Stock-based compensation	—	—	9,303	—	—	9,303
Balance, June 30, 2019	56,529,398	$565	$865,163	$1,629	$(259,266)	$608,091

Issuance of common stock upon exercise of stock awards	185,390	2	3,047	—	—	3,049
Comprehensive loss	—	—	—	(193)	(10,224)	(10,417)
Stock-based compensation	—	—	9,514	—	—	9,514
Balance, September 30, 2019 (unaudited)	56,714,788	$567	$877,724	$1,436	$(269,490)	$610,237

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(55,642)	$53,787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,262	3,073
Accretion of discount on marketable securities	(981)	(3,333)
Stock-based compensation	23,061	24,673
Abandonment of capitalized intangible assets	403	115
Equity received in connection with license agreement	(4,589)	—
Change in fair value of equity security	(794)	—
Loss on disposal of assets	4	8
Gain on sale of marketable securities available for sale	(153)	—
Changes in operating assets and liabilities:
Accounts receivable	12,040	5,903
Interest receivable	1,135	(3)
Contract asset and deposits	53	(15,000)
Prepaid expenses and other assets	(3,629)	2,843
Accounts payable	2,920	4,508
Accrued expenses	2,386	(1,830)
Income taxes	895	1,204
Lease liabilities and right of use (ROU) assets	(168)	(110)
Deferred revenue	(3,291)	8,113
Net cash provided by (used in) operating activities	(22,088)	83,951
Cash flows from investing activities
Purchase of marketable securities	(477,310)	(352,174)
Purchase of intangible assets	(2,143)	(2,932)
Purchase of property and equipment	(7,390)	(4,443)
Proceeds from maturities and sale of marketable securities	508,256	292,852
Net cash provided by (used in) investing activities	21,413	(66,697)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	7,732	6,955
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	725	734
Net cash provided by financing activities	8,457	7,689
Net increase in cash and cash equivalents	7,782	24,943
Cash and cash equivalents, beginning of period	50,312	26,246
Cash and cash equivalents, end of period	$58,094	$51,189

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15	$11
Income taxes	$—	$200
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities	$(594)	$2,407

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2020

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three and nine months ended September 30, 2020 and 2019.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three and nine months ended September 30, 2020 and 2019.

Marketable and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and nine months ended September 30, 2020 and 2019. Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

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

In January 2020, the FASB issued ASU No. 2020-01, which clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investment – Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321, Investments – Equity Securities immediately before applying or upon discontinuing the equity method. The amendment is effective for fiscal years beginning after December 15, 2020. The Company does not anticipate that the standard will have a significant impact on its financial statements.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2020
	(unaudited)			December 31, 2019
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2

Money Market Funds	$34,512	$34,512	$—	$32,009	$32,009	$—
Corporate Securities	231,762	—	231,762	281,751	—	281,751
Government Securities	287,694	—	287,694	269,245	—	269,245
Equity Securities with Readily Determinable Fair Value	5,382	5,382	—	—	—	—
	$559,350	$39,894	$519,456	$583,005	$32,009	$550,996

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and nine months ended September 30, 2020 and 2019, there were no transfers between Level 1 and Level 2. The Company does not have any Level 3 assets or liabilities.

3. Net Income (Loss) Per Share

We compute basic net income (loss) per common share by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, 2013 Employee Stock Purchase Plan (ESPP) and restricted stock units (RSUs). Potentially dilutive securities consisting of stock issuable under options, ESPP and RSUs are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.

Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(12,550)	$(10,224)	$(55,642)	$53,787
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	57,266,112	56,643,075	57,091,452	56,449,678
Effect of dilutive securities	—	—	—	1,915,480
Weighted-average common shares outstanding used in computing diluted net income (loss)	57,266,112	56,643,075	57,091,452	58,365,158
Basic net income (loss) per common share	$(0.22)	$(0.18)	$(0.97)	$0.95
Diluted net income (loss) per common share	$(0.22)	$(0.18)	$(0.97)	$0.92

For the three and nine months ended September 30, 2020, and for the three months ended September 30, 2019, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive. For the nine months ended September 30, 2019, potentially dilutive securities consisting of 998,186 shares of stock awards are excluded from the calculation for the same period because the inclusion of such shares would have had an anti-dilutive effect.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2020 and 2019, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2020 and 2019.

5. Marketable and Equity Securities

The Company’s marketable debt securities held as of September 30, 2020 and December 31, 2019 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2020	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$34,512	$—	$—	$34,512
Corporate Securities	231,385	377	—	231,762
Government Securities	287,494	204	(4)	287,694
	$553,391	$581	$(4)	$553,968

Reported as
Cash and cash equivalents				$34,512
Marketable securities				519,456
Total investments				$553,968

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2019	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$32,009	$—	$—	$32,009
Corporate Securities	281,586	195	(30)	281,751
Government Securities	268,239	1,006	—	269,245
	$581,834	$1,201	$(30)	$583,005

Reported as
Cash and cash equivalents				$32,009
Marketable securities				550,996
Total investments				$583,005

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
September 30, 2020	Cost	Fair Value
(in thousands)
Mature in one year or less	$487,108	$487,688
Mature within two years	31,771	31,768
	$518,879	$519,456

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2020 and December 31, 2019 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
September 30, 2020	Fair value	losses	Fair value	losses
(in thousands)
Government Securities	25,344	(1)	31,768	(3)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2019	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$46,303	$(24)	$13,992	$(6)

The unrealized losses from the listed securities are primarily due to a change in the interest rate environment and not a change in the credit quality of the securities.

In connection with the Aimmune Agreement (as defined below) which we entered in February 2020, the Company received shares of Aimmune common stock which are classified as equity securities with a readily determinable fair value as of September 30, 2020. The Company recorded $2.8 million and $0.8 million of unrealized gain related to these securities in other income (expense) during the three and nine months ended September 30, 2020, respectively. We did not hold any equity securities in our investment portfolio during the year ended December 31, 2019.

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

As of September 30, 2020, the total number of shares of common stock available for issuance under the 2013 Plan is 11,955,629, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediate preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,138,046 shares on January 1, 2020. As of September 30, 2020, a total of 10,456,289 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP from 2015 to 2020. As of September 30, 2020, we have issued a total of 445,621 shares of common stock under the ESPP.

During the nine months ended September 30, 2020, the Company awarded 328,311 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. In April 2020, we issued 60,000 RSUs to employees whose efforts allowed the Company to continue its operations during the COVID-19 pandemic; these RSUs vest over a one-year term in two equal six-month installments. As of September 30, 2020, we have granted a total of 433,810 shares of common stock issuable upon the vesting of RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative	$2,881	$2,474	$7,975	$6,337
Research and development	5,437	7,040	15,086	18,336
	$8,318	$9,514	$23,061	$24,673

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	$6,624	$9,117	$19,172	$23,588
ESPP	209	217	616	630
Restricted stock units	1,485	180	3,273	455
	$8,318	$9,514	$23,061	$24,673

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2019	7,174,319	$24.03	7.32
Options granted	1,562,774	$32.40
Options forfeited	(197,669)	$31.90
Options exercised	(392,570)	$19.69
Balance at September 30, 2020	8,146,854	$25.66	7.13	$107,624
Exercisable	4,796,471	$20.90	6.00	$86,073

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $38.79 per share as of September 30, 2020.

Weighted-average fair value of options granted during the nine-month periods ended September 30, 2020 and 2019 were $16.60 and $20.71 per share, respectively. There were 1,920,375 options granted during the nine-month period ended September 30, 2019. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2020 and 2019:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (years)	6.0	6.0	6.1	6.0
Expected volatility	56.2%	60.8%	54.5%	61.2%
Risk-free interest rate	0.35%	1.52%	0.80%	2.33%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.8 - 62.6%	55.0 - 71.4%	50.8 - 62.6%	55.0 - 71.4%
Risk-free interest rate	0.18 - 1.65%	1.47 - 2.70%	0.18 - 1.65%	1.47 - 2.70%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2020, the unamortized compensation expense related to unvested stock options was $53.7 million. The remaining unamortized compensation expense will be recognized over the next 2.6 years. As of September 30, 2020, the unamortized compensation expense under our ESPP was $1.1 million. The remaining unamortized expense will be recognized over the next 1.2 years.

The following table summarizes the RSU activity for the nine-month period ended September 30, 2020:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2019	90,006	$34.66
Granted	328,311	31.92
Vested	(51,722)	31.58
Forfeited	(15,609)	32.46
Unvested RSUs at September 30, 2020	350,986	$32.65

As of September 30, 2020, the unamortized compensation expense related to unvested RSUs was $9.2 million. The remaining unamortized expense will be recognized over the next 2.2 years.

7. Leases

The Company leases office and laboratory space in Monrovia, CA under a lease that expired September 30, 2020; the original lease was a 66-month lease that expired June 2020. In April 2020, the Company entered into an amendment to the lease to extend the term of the lease under the original terms through September 2020. In September 2020, the Company entered into an amendment to extend the term of the lease under similar terms of the original lease through October 2020.

In July 2017, the Company entered into a lease agreement for additional space in the same building with a lease that continues through September 2022, with an option to renew for an additional five years. The Company assesses that it is likely to exercise the option of the lease term extension.

The Company also leased office space in San Diego, CA, pursuant to a lease that expired July 2020. The lease included an option to renew for an additional five years and the Company did not exercise the option to extend this lease and has vacated the space.

The Company leases additional office space in San Diego, CA, through August 2022, with an option to extend for an additional five years. The Company assesses that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of September 30, 2020, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at September 30, 2020 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2020	$655
2021	2,647
2022	2,269
2023	1,415
2024	1,436
2025	1,330
Thereafter	1,238
Total undiscounted lease payments	10,990
Less: Imputed interest	(1,454)
Present value of lease payments	$9,536

Lease liabilities - short-term	$2,158
Lease liabilities - long-term	7,378
Total lease liabilities	$9,536

The following table summarizes lease costs and cash disclosures for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating lease cost	$599	$648	$1,896	$1,948
Variable lease cost	70	11	129	67
Total lease costs	$669	$659	$2,025	$2,015

Cash paid for amounts included in
the measurement of lease liabilities	$527	$531	$1,650	$1,385

Both amendments to the Monrovia, CA lease are lease modifications. Non-cash activities involving right of use assets related to the lease modification were $0.3 million and $0.4 million for three and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the weighted-average remaining lease term for operating leases is 5.1 years, and the weighted-average discount rate for operating leases is 5.5%

8. Commitments and Contingencies

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

Pursuant to a collaboration agreement with the University of Texas MD Anderson Cancer Center (MD Anderson), the Company is committed to providing $10.0 million in funding to support clinical studies over a five-year period beginning August 2020.

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and nine months ended September 30, 2020 and 2019.

Genentech, Inc. and F. Hoffman-La Roche Ltd.

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

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. A total of $8.3 million of the transaction price was allocated to the research activities and is being recognized over a period of time through the end of the research term that services are rendered. A total of $0.9 million and $2.3 million of revenue related to the research activities was recognized in the three and nine-month periods ended September 30, 2020, respectively.

For the three months ended September 30, 2020 and 2019, the Company recognized $0.9 million and $0.7 million of income, respectively, from the Genentech Agreement. For the nine months ended September 30, 2020 and 2019, the Company recognized $2.3 million and $113.2 million of income, respectively. As of September 30, 2020, there is a $1.2 million payable related to cost-sharing development activities during the third quarter of 2020 for the XmAb24306 program. There is $3.7 million in deferred revenue as of September 30, 2020 which reflects the Company’s obligation to perform research services during the remaining research term.

Astellas Pharma Inc.

Effective March 29, 2019, the Company entered into a Research and License Agreement (the Astellas Agreement) with Astellas Pharma Inc. (Astellas) pursuant to which the Company and Astellas will conduct a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.

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

For the three months ended September 30, 2020 and 2019, the Company did not recognize revenue related to the arrangement. For the nine months ended September 30, 2020 and 2019, the Company recognized $0.9 million and $13.8 million of revenue, respectively. There is no deferred revenue as of September 30, 2020 related to the arrangement.

Novartis Institute for Biomedical Research, Inc.

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

Pursuant to the Novartis Agreement:

●	the Company granted Novartis certain exclusive rights to research, develop, and commercialize vibecotamab (XmAb14045) and plamotamab (XmAb13676), two development stage products that incorporate the Company’s bispecific Fc technology;
●	the Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program); and
●	the Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

Under the Novartis Agreement, the Company and Novartis are co-developing vibecotamab worldwide and sharing development costs.

In December 2018, Novartis notified the Company it was terminating its rights with respect to the plamotamab program, which became effective June 2019.

The Company has completed delivery of two target pair antibodies under the Novartis Agreement and in December 2019 Novartis initiated a Phase 1 study with one of the target pair antibodies.

No revenue was recognized during the three and nine months ended September 30, 2020 from the Novartis Agreement. The Company recognized $10.0 million of milestone revenue during the three and nine months ended September 30, 2019. As of September 30, 2020, there is a receivable of $1.1 million related to cost-sharing of development activities for the third quarter of 2020 for the vibecotamab program, and $40.1 million in deferred revenue related to the obligation to deliver two additional Global Discovery Programs to Novartis under the arrangement.

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

In May 2020, Amgen notified the Company that it was terminating its rights with respect to the CD38 x CD3 program, including AMG 424, which termination became effective in July 2020. Under the terms of the Amgen Agreement, the rights to the AMG 424 program reverted to the Company in connection with the termination.

No revenue was recognized under the arrangement during the three and nine months ended September 30, 2020. The Company recognized $5.0 million of milestone revenue during the three and nine months ended September 30, 2019. As of September 30, 2020, there is no deferred revenue related to the arrangement.

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

On July 31, 2020, the FDA approved MorphoSys’ BLA for tafasitamab (now Monjuvi®) for marketing in the United States. In connection with the approval, the Company received a milestone payment of $25.0 million.

The Company is eligible to receive royalties in the high-single to low-double digit percentage range on approved sales of Monjuvi. Under ASC 606, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. We record royalties for Monjuvi based on an estimate of sales that were recorded by MorphoSys from the date that the drug was approved by the FDA.

The Company recognized $25.0 million and $37.5 million of milestone revenue under this arrangement for the three and nine months ended September 30, 2020, respectively. The Company also recognized $0.2 million of royalty revenue during the three months ended September 30, 2020. No revenue was recognized under this arrangement for the three and nine months ended September 30, 2019. As of September 30, 2020, there is no deferred revenue related to this agreement.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an Option and License Agreement (the Alexion Agreement) with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the Alexion Agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use the Company’s Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.

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

The Company recognized $4.3 million and $1.4 million of royalty revenue under this arrangement for the three months ended September 30, 2020 and 2019, respectively. The Company also recognized $4.0 million of milestone revenue for the three months ended September 30, 2019. The Company recognized total revenue of $11.5 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there is a receivable of $8.1 million related to royalties due under the arrangement. There is no deferred revenue related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune Bio, Inc. (INmune). Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPRO1595. Under the agreement the Company received an upfront payment of $100,000, 1,585,000 shares of INmune common stock and an option to acquire additional shares of INmune. The Company is also eligible to receive a percentage of sublicensing revenue received for XPRO1595 and royalties in the mid-single digit percentage range on the sale of approved products.

The option has a six-year term from the date of the INmune Agreement and provides the Company the option to purchase up to 10% of the fully diluted outstanding shares of INmune for $10.0 million. The Company has recorded its equity interest in INmune at cost pursuant to ASC 323. The Company did not record its share of the net loss from INmune during the three and nine months ended September 30, 2020 or 2019, respectively, as the carrying value of this investment has been reduced to zero.

The Company did not recognize any revenue related to the INmune Agreement for the three and nine months ended September 30, 2020 and 2019. There is no deferred revenue as of September 30, 2020 related to this agreement.

Vir Biotechnology, Inc.

In the third quarter of 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the Vir Agreement, the Company received an upfront payment and is eligible to receive total milestones of $155.25 million which include $5.25 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low single digit percentage range.

The Company evaluated the Vir Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to Vir upon execution of the Vir Agreement in July 2019.

Vir initiated a Phase 1 study with a licensed antibody in 2019 and in the second quarter of 2020 it initiated a Phase 1 study with a second licensed antibody.

In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibody, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range.

Vir initiated a Phase 2 study with a licensed antibody to treat patients with COVID-19 in the third quarter of 2020 and it announced it advanced the study to Phase 3 in the fourth quarter of 2020.

The Company determined that the Second Vir Agreement was a modification of the original agreement and the transfer of the license occurred at inception of the Vir Agreement. The total consideration under the arrangement did not change with the Second Vir Agreement as the Company will potentially receive additional royalty revenue which is variable consideration and is not included in the transaction price.

The Company recognized $0.3 million and $0.7 million milestone revenue for the nine months ended September 30, 2020 and 2019, respectively. The Company did not recognize revenue related to the agreement for the three months ended September 30, 2020. There is no deferred revenue as of September 30, 2020 related to this agreement.

Aimmune Therapeutics, Inc.

On February 4, 2020, the Company entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune Therapeutics, Inc. (Aimmune) pursuant to which the Company granted Aimmune an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. Under the Aimmune Agreement, Aimmune will be responsible for all further development and commercialization activities for XmAb7195. The Company received an upfront payment of $5.0 million and 156,238 shares of Aimmune common stock with an aggregate value of $4.6 million on the closing date. Under the Aimmune Agreement, the Company is also eligible to receive up to $385.0 million in milestones, which include $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties on net sales of approved products from high-single to mid-teen percentage range.

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

The Company evaluated the Aimmune Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	license to the rights to the XmAb7195 drug candidate; and
●	rights to material, data, and information that the Company had accumulated in connection with manufacturing, testing, and conducting clinical trials for the XmAb7195 program and intellectual property filings and information (XmAb7195 data).

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

No revenue was recognized in the three months ended September 30, 2020. The Company recognized $9.6 million of revenue related to the agreement for the nine months ended September 30, 2020. There is no deferred revenue as of September 30, 2020 related to this agreement.

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

In the second quarter of 2020, Gilead exercised options on three additional antibody compounds and in April 2020, we received a total of $7.5 million in payment of the three options.

The Company evaluated the Gilead Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	non-exclusive license to its Cytotoxic Fc and Xtend Fc technologies; and
●	options for four exclusive commercial licenses to incorporate the licensed technologies on approved target compounds.

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

The Company recognized $13.5 million of revenue related to the Gilead Agreement for the nine months ended September 30, 2020. The Company did not recognize revenue for the three months ended September 30, 2020. There is no deferred revenue as of September 30, 2020 related to this agreement.

Omeros Corporation

In August 2020, the Company entered into a Technology License Agreement (the Omeros Agreement) with Omeros Corporation. (Omeros), in which the Company provided a non-exclusive license to its Xtend Fc technology, an exclusive license to apply its Xtend technology to an initial identified antibody and options to apply its Xtend technology to three additional antibodies. Omeros is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment of $5.0 million and is eligible to receive up to $65.0 million in milestones, which include $15.0 million in development milestones, $25.0 million in regulatory milestones and $25.0 million in sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

The Company evaluated the Omeros Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	non-exclusive license to its Xtend Fc technologies; and
●	options for four exclusive commercial licenses to incorporate the licensed technologies on approved target compounds,

The Company considered the license as functional intellectual property as Omeros has the right to use the technology at the time that the Company transfers such rights. Each of the four options is considered a separate performance obligation as the arrangement does not confer material rights to the options without payment of the option exercise fee. Omeros will benefit from each option upon exercise of each of the four options and payment of each option fee as Omeros has access to each technology at inception of the arrangement and the rights are transferred upon payment of each option fee.

The total transaction price is $5.0 million, which includes the upfront payment. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Omeros Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price and the Company will review this conclusion and update at each reporting period.

The Company allocated $2.0 million of the transaction price to the licenses to the Xtend Fc technology and recognized income for the licenses at inception of the arrangement when Omeros began benefiting access to it. The Company allocated $3.0 million to the initial option exercise which was effective at inception of the arrangement.

The Company recognized $5.0 million of revenue related to the Omeros Agreement for the three and nine months ended September 30, 2020. There is no deferred revenue as of September 30, 2020 related to this agreement.

Atreca, Inc.

In July 2020, the Company entered into a Collaboration and License Agreement (the Atreca Agreement) with Atreca, Inc. (Atreca), to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Atreca Agreement, the companies will engage in a three-year research program in which Atreca will provide antibodies against novel tumor targets through its discovery platform from which the Company will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. The two companies will share research costs equally during the research term. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing fifty percent of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the agreement allows each partner the option to pursue up to two programs independently, with a mid-to high-single digit percentage royalty payable on net sales to the other partner.

The Company evaluated the Atreca Agreement and determined it is a collaboration agreement under ASC 808 with the two companies conducting joint research activities and sharing costs. The Company will reevaluate the Atreca Agreement during the period of the research term.

There was no revenue recognized in connection with the Atreca Agreement for the three and nine months ended September 30, 2020. There is a payable of $0.1 million as of September 30, 2020 related to cost-sharing activities conducted under the Agreement.

MD Anderson

In August 2020, the Company entered into a Strategic Collaboration Agreement (the MD Anderson Agreement) with MD Anderson in which the Company agreed to provide $10.0 million of funding over a five-year period to support research and Investigator Sponsored Trials (ISTs) with Company-provided drug candidates.

Under the MD Anderson Agreement, the Company will provide $2.0 million in annual funding for a five-year period and provide drug product from certain of its ongoing clinical programs to MD Anderson. The Company and MD Anderson will agree on protocols, indications and budgets for each IST that will be conducted exclusively by MD Anderson.

No expenses were incurred in connection with the collaboration for the three and nine months ended September 30, 2020.

Revenue earned

The revenues recorded for the three and nine months ended September 30, 2020 were earned principally from the following licensees (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Aimmune	$—	$—	$9.6	$—
Alexion	4.3	5.4	11.5	10.5
Amgen	—	5.0	—	5.0
Astellas	—	—	0.9	13.8
Genentech	0.9	0.7	2.3	113.2
Gilead	—	—	13.5	—
MorphoSys	25.2	—	37.7	—
Novartis	—	10.0	—	10.0
Omeros	5.0	—	5.0	—
Vir	—	0.7	0.3	0.7
Total	$35.4	$21.8	$80.8	$153.2

The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Research collaboration	$0.9	$0.6	$3.2	$15.2
Milestone	25.0	19.3	37.8	23.3
Licensing	5.0	0.5	28.1	112.2
Royalties	4.5	1.4	11.7	2.5
Total	$35.4	$21.8	$80.8	$153.2

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligations are delivery of two Global Discovery Programs under the Novartis Agreement and conducting research activities pursuant to research plans under the Genentech Agreement. We have completed the remaining research activities pursuant to the research plan under the Astellas Agreement in the second quarter of 2020. As of September 30, 2020 and 2019, the Company has deferred revenue of $43.8 million and $48.2 million, respectively. As of September 30, 2020, all deferred revenue is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Novartis under the Novartis Agreement and the Company’s obligation to perform research services to Genentech will end upon expiration of the research term in March 2021. As of September 30, 2019, $45.6 million was classified as current liabilities for the same reason, and $2.6 million of the deferred revenue liability was classified as long-term for the portion of obligations to perform research services to Genentech after one year.

10. Income taxes

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The legislation provides several changes to corporation income taxes including:

●	modification of the rules applicable to the deductibility of net operation losses (NOLs) incurred in tax years beginning in 2018, 2019 and 2020, and
●	acceleration of the corporate minimum tax credit.

The Company reviewed the new legislation and determined that certain provisions would provide income tax benefits:

●	The Company has NOL and income tax credit carryforwards which are subject to a valuation allowance, due to uncertainty about the ability to utilize such losses and credits in future periods. Accordingly, the Company does not expect the changes in the NOL provisions in the legislation to provide any benefit in the near-term.
●	As of December 31, 2019, the Company had recorded a receivable of $0.8 million related to the corporate minimum tax credit. Under previous income tax provisions, one-half of the minimum tax credit would be received in 2020 and the remainder in subsequent years. As a result of the new legislation, the Company received a refund for the entire $0.8 million minimum tax credit in 2020.

There was no provision for income taxes for the three and nine months ended September 30, 2020. The provision for income taxes of $0.6 million for the nine months ended September 30, 2019 represents the interim period tax allocation of the state alternative minimum tax based on the Company’s projected year-end effective income tax rates which cannot be offset by the Company’s NOL carryforwards. The Company has received a federal income tax refund of $0.8 million in July 2020 related to refundable alternative minimum tax credits. As of September 30, 2020, the Company’s deferred income tax assets, consisting primarily of NOL and tax credit carryforwards, have been fully offset by a valuation allowance.

11. Subsequent Events

In October 2020, the shares of Aimmune were liquidated in connection with the acquisition of all of the outstanding stock of Aimmune by a wholly-owned subsidiary of Nestlé S.A. (Nestle), and the Company received total proceeds of $5.4 million in exchange for its 156,238 shares of Aimmune common stock.

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

COVID-19

We are closely monitoring the pandemic caused by the novel coronavirus SARS-CoV-2 which causes the disease COVID-19, and are evaluating its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the nine months ended September 30, 2020, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have instituted quarantines, restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. Two companies are advancing antibodies that incorporate our Xtend Fc technology:
o	Alexion Pharmaceuticals, Inc.: Our partner, Alexion, announced the initiation of a Phase 3 clinical trial evaluating Ultomiris® in treating patients with severe COVID-19 symptoms. We are eligible to receive sales milestones and a continued low-single digit percentage royalty on the sales of Ultomiris®.

o	Vir Biotechnology, Inc.: Our partner, Vir, announced the expansion of its ongoing clinical trial evaluating VIR-7831, an antibody drug candidate that targets the SARS-CoV-2 virus into Phase 3 development. We are eligible to receive a mid-single digit percentage royalty on the net sales of approved products for this candidate.

●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected our revenues for the quarter ended September 30, 2020. During the quarter, we generated over $35 million in revenue from our partnerships and collaborations including those with MorphoSys, Alexion, and Omeros, recognizing $25.0 million, $4.3 million, and $5.0 million of revenue, respectively.

Our ability to continue to earn revenue from these and other partnerships is dependent on the partners’ ability to generate sales of products, such as our royalties from Ultomiris and Monjuvi, and the ability of our partners to continue to advancing their programs through regulatory approval and the ability of our partners to advance our partnered programs into later stages of development, which provide us with potential milestone payments. If the COVID-19 pandemic continues for an extended period and adversely affect the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients in six clinical programs, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb24306 (also known as RG6323), our co-development program with Genentech. Many of our partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more of our XmAb technologies. Although the COVID-19 pandemic has not materially affected our clinical development for the period ended September 30, 2020, some of our clinical programs have experienced slower patient enrollment, and the initiation of a new study of vibecotamab has been delayed as a result of the COVID-19 pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. While clinical studies in oncology are still a high priority for patients, their families and their physicians, our planned study initiations and our ongoing studies have been affected, as many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the COVID-19 pandemic.

●	Research and development activities: In connection with the COVID-19 pandemic we required all of our non-laboratory employees to begin working remotely, and we have implemented additional health, safety and environmental procedures for all onsite laboratory research employees. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of September 30, 2020, these activities have continued without interruption from the COVID-19 pandemic.

Our development activities include manufacturing and conducting Investigational New Drug application (IND) enabling studies for XmAb27564, our IL-2-Fc cytokine candidate, XmAb30819, our initial 2+1 bispecific antibody candidate, and other bispecific and cytokine antibody candidates in early stages of development. During the third quarter of 2020, the vendors that manufacturer the drug supplies for our clinical and development programs notified us of critical shortages of materials used in their manufacturing processes. The shortages will not have an effect on our current clinical programs as we have sufficient supply of drug material to continue the ongoing trials without interruption. However, the material shortages are expected to delay the development timelines of our earlier stage development candidates by three to six months based on current information from our vendors. Currently, the expected delay will only affect the development timeline for our XmAb30819 program, however, the timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply interruption extends longer than current estimates.

Wholly Owned and Co-Developed Drug Candidates

Currently 18 antibody and cytokine drug candidates that have been engineered with our XmAb technologies are being advanced in clinical trials, by us or by our partners. We expect additional candidates currently in later stages of preclinical development to enter the clinic within the next year. The most recent expansion of our platform is the XmAb bispecific Fc domains, which enable the rapid design and simplified development of antibodies, and other protein structures, that can bind two or more different targets simultaneously. We recently expanded the functionality, selectivity and potency tuning of the bispecific platform with the design of our XmAb 2+1 bispecific format. These bispecific Fc domains are used to generate a broad array of novel drug candidates.

CD3 candidates: The initial bispecific antibody candidates that we designed contain an anti-tumor associated antigen binding domain and a second binding domain targeted to CD3, an activating receptor on T cells. The goal of the “CD3 bispecific” is to recruit or activate T cells against tumor cells expressing the antigen target.

We are currently conducting Phase 1 studies for three CD3 bispecific antibody candidates: vibecotamab, plamotamab and tidutamab.

●	Vibecotamab (XmAb14045) is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. It is being developed in collaboration with our partner, Novartis. We continue enrolling patients with AML in an ongoing Phase 1 study, and we plan to initiate additional clinical studies evaluating vibecotamab in 2021. Updated results from the study will be presented at the 62nd American Society of Hematology Annual Meeting in December 2020.
●	Plamotamab (XmAb13676) is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3 for the treatment of B-cell malignancies. We continue to enroll patients with B-cell malignancies in an ongoing Phase 1 study, and we plan to initiate additional clinical studies evaluating plamotamab in 2021.
●	Tidutamab (XmAb18087) is a bispecific antibody that targets somatostatin receptor 2 (SSTR2), a target on neuroendocrine tumors (NET) and gastrointestinal stromal tumors (GIST), and CD3. We continue to enroll patients with NET or GIST in an ongoing Phase 1 study dose escalation and expansion study, and we plan to initiate an additional clinical study in patients with Merkel cell carcinoma and small cell lung cancer, SSTR2-expressing tumor types known to be responsive to immunotherapy, in early 2021.

In October 2020, we presented initial dose-escalation data in patients with NETs at the North American Neuroendocrine Tumor Society’s 2020 Multidisciplinary NET Medical Virtual Symposium (NANETS). Tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study, a 0.3 mcg/kg priming dose and subsequent 1.0 mcg/kg repeated doses. Analysis of peripheral blood biomarkers indicated that tidutamab induced acute and sustained T-cell activation at the recommended dose for expansion. The analysis also indicated a dose-dependent increase in proliferation and activation markers on CD8-positive effector T cells, which is consistent with tidutamab's mechanism of action. Fourteen patients, including 12 across the first three dose-escalation cohorts and two in the expansion cohort, were included in the analysis to describe clinical activity. The best overall response was stable disease, with a disease control rate of 43% and a median duration of treatment of approximately seven months. Completion of enrollment in the expansion cohort and longer follow-up are required to evaluate progression-free survival and the clinical utility of tidutamab in this NET patient population.

We use the modularity of our XmAb Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we have developed a mixed valency format, the XmAb 2+1 bispecific antibody, with two binding domains to a tumor target (bivalent binding) and a single binding domain to CD3. These antibodies may preferentially kill tumor cells with high target expression, and they may potentially avoid low expressing normal cells, taking advantage of a property called avidity. Also, bivalent binding broadens the range of potency tuning for improving efficacy and tolerability. We believe that these properties will be particularly important when developing bispecific antibodies against many solid tumor targets, which can have poor tolerability because such targets are often expressed on a range of normal tissues, including critical organs.

Our partner Amgen used the XmAb 2+1 bispecific antibody format to design AMG509, which they are developing under our collaboration with them. AMG509 is a STEAP1 x CD3 XmAb 2+1 bispecific antibody for which Amgen is currently enrolling a Phase 1 study in prostate cancer and it is also being developed for patients with Ewing sarcoma.

At the American Association for Cancer Research (AACR) Virtual Annual Meeting in June, we presented preclinical data from three 2+1 bispecific programs for the potential treatment of patients with renal cell carcinoma (XmAb30819), prostate cancer and ovarian cancer.

●	XmAb30819 is an ENPP3 x CD3 2+1 bispecific antibody that targets ENPP3 and CD3. ENPP3 is an underexplored tumor antigen overexpressed in renal cell carcinoma (RCC), the most common form of kidney cancer, and in 2020 the National Cancer Institute estimates that there are 73,750 new cases and 14,830 deaths from this cancer each year in the United States.

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

TME activator candidates: We are also advancing a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T cell activation by targeting multiple checkpoint or co-stimulatory receptors. These TME activator candidates use our bispecific Fc domain and incorporate our Xtend technology for longer half-life. We are currently conducting Phase 1 studies for three TME activator candidates: XmAb20717, XmAb23104 and XmAb22841:

●	XmAb20717 targets PD-1 and CTLA-4, two immune checkpoint receptors, to activate the tumor microenvironment selectively, and is being developed in broad oncology indications including solid tumors. We are currently enrolling patients with RCC, to an expansion cohort in an ongoing Phase 1 study, and the study continues to enroll patients in additional dose-escalation cohorts. Expansion cohorts for patients with melanoma, advanced non-small cell lung cancer, prostate cancer, and other cancers without approved checkpoint therapies are fully enrolled.

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

On October 16, 2020, an abstract for the ongoing study was published by the Annual Meeting of the Society for Immunotherapy of Cancer (SITC). The abstract provided updated data as of the date of cut-off, July 8, 2020, for 109 patients that had been treated under the study. As of July 8, 2020, 109 patients had been treated, and 30 were continuing treatment. In escalation, six dose levels (0.15-10.0 mg/kg) were evaluated (n=34); a maximum tolerated dose (MTD) was not established. Expansion cohorts were initiated at 10 mg/kg (n=72), and a 15 mg/kg escalation cohort was added (n=3). T-cell proliferation was noted in peripheral blood at doses as low as 3 mg/kg and was highest at 10 mg/kg. At this dose, consistent proliferation of CD8+ and CD4+ T cells was observed, indicative of dual PD-1 and CTLA-4 checkpoint blockade. Paired pre- and post-dosing biopsies showed increased intratumoral T-cell infiltration and IFN-response signatures following treatment. Grade 3/4 treatment-related adverse events (TRAEs) reported for ≥3 patients included rash (13%), transaminase elevations (7%), lipase increased (4% [2% with amylase increased]), and acute kidney injury (3%), all considered immune-related. There were two Grade 5 TRAEs: immune-mediated pancreatitis (in the presence of pancreatic metastases) and immune-mediated myocarditis (Grade 4) that contributed to respiratory failure. A complete response was reported as the best overall response for one patient (melanoma); partial responses were reported for five patients (two melanoma, two non-small cell lung cancer, one ovarian). The objective response rate was 13% overall and 21% at 10 mg/kg (6/46 and 6/29 evaluable patients, respectively). All responders had prior Checkpoint Inhibitor (CI) exposure. Responses were observed only at 10 mg/kg and, within the 10 mg/kg group, appeared to correlate with higher peak serum concentration and area under the curve.

In general, XmAb20717 induced T-cell proliferation in peripheral blood consistent with dual-checkpoint blockade. Preliminary data indicate XmAb20717 was generally well-tolerated and associated with evidence of antitumor activity in CI-pretreated patients with various types of advanced solid tumors. We will provide updated results from the study at SITC in November of this year.

●	XmAb23104 targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed for multiple oncology indications. We continue to enroll patients with selected solid tumors in the Phase 1 dose-escalation study.
●	XmAb22841 targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed for multiple indications. We are advancing XmAb22841 in combination with pembrolizumab, an inhibitor of the PD1 checkpoint receptor to create a triple checkpoint blockade. A Phase 1 study is open to enrollment for patients with select solid tumors, in both a single-agent dose-escalation portion and a pembrolizumab combination portion.

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

In October 2020, a second IL-15 candidate targeted to a specific immune cell population, was designated as a development candidate under the collaboration. We will be responsible for 45% of development costs incurred after the date the candidate was designated a development candidate and will be eligible for up to $180.0 million in clinical development milestones and also will share in 45% of net profits and losses on sales of approved products for this candidate.

●	XmAb27564 is an IL-2 Fc fusion protein with our bispecific Fc domain that we intend to develop for the treatment of patients with autoimmune diseases. We are currently conducting IND-enabling studies for XmAb27564 and plan to submit an IND and initiate Phase 1 studies for this candidate in 2021.

Licensing Partnerships and Collaborations

An important part of our business strategy is to leverage the value of our Fc technologies and drug candidates with partnerships and collaborations. We have twelve partnerships for the licensing of our XmAb technologies and drug candidates. These arrangements provide upfront payments, annual licensing fees, potential milestone payments and royalties as our partners advance XmAb technologies and drug candidates through clinical development and commercialize products that gain regulatory approval. These payments provide us with multiple revenue streams that help fund development of our product candidates, and the partnerships usually require limited resources or efforts from us. Where possible, we structure such transactions to retain long-term value in the drug candidates through profit-split arrangements or retaining U.S. commercial rights.

In 2020, we entered into licensing transactions with Aimmune (now a Nestle company), Gilead, and Omeros for which we received total payments of $10.4 million, $13.5 million, and $5.0 million, respectively. In 2020, we have also extended our licensing partnership with Vir whereby Vir will have non-exclusive access to Xtend Fc technology to extend the half-life of antibodies that Vir is investigating as potential treatments for patients with COVID-19, the disease caused by the novel coronavirus SARS-CoV-2.

In July 2020, we entered into a Collaboration and License Agreement with Atreca, to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. Under the Atreca Agreement, the companies will engage in a three-year research program in which Atreca will provide antibodies against novel tumor targets through its discovery platform from which we will engineer XmAb bispecific antibodies that also bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50 percent of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, the agreement allows each partner the option to pursue up to two programs independently, with a mid- to high-single digit percentage royalty payable on net sales to the other partner.

In August 2020, we entered into a five-year Strategic Collaboration Agreement with MD Anderson in which we will provide $10.0 million in funding and also drug product from our ongoing clinical programs to MD Anderson to conduct studies with our drug candidates. We will coordinate with MD Anderson on protocols and budgets to conduct investigator sponsored studies with our drug candidates in indications that we are not currently exploring in our ongoing clinical studies.

The most advanced program where we have licensed our technology is Alexion’s Ultomiris®, a complement inhibitor antibody, to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to Alexion’s previous generation therapy, Soliris®. Alexion is approved for marketing in the U.S., Europe and Japan for the treatment of adult patients with the rare blood disease paroxysmal nocturnal hemoglobinuria (PNH), and it is also approved in these countries for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). In March 2020, Alexion announced it was initiating a Phase 3 study of Ultomiris in treating patients with severe COVID-19, adults who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS).

Examples of other partnerships and collaborations in which we have licensed XmAb technologies and candidates to other biopharmaceutical companies for further development include those with MorphoSys, Amgen, Novartis, Gilead, Vir and Omeros:

●	MorphoSys AG: In 2010, we licensed exclusive worldwide rights to develop and commercialize tafasitamab (MOR208) to MorphoSys. In February 2020, the FDA accepted MorphoSys’ BLA and granted priority review for tafasitamab in combination with lenalidomide for the treatment of relapsed/refractory diffuse large B cell lymphoma (r/r DLBCL), and we received a milestone payment of $12.5 million. On July 31, 2020, the FDA approved MorphoSys’ Monjuvi® (tafasitamab-cxix) in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffused large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT) and we received a milestone payment of $25.0 million. A marketing authorization application seeking the approval of tafasitamab in combination with lenalidomide in the EU is currently under review, and MorphoSys expects a decision in the second half of 2021. We are eligible to receive up to $50.0 million in potential sales milestones and royalties on net sales of Monjuvi in the high-single to low-double digit percentage range.
●	Amgen Inc.: In 2015, we entered into a research and license agreement with Amgen to develop and commercialize products using our bispecific technology. Amgen applied our bispecific Fc technology to create, AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which Amgen is developing for patients with prostate cancer and Ewing sarcoma. Amgen is currently enrolling patients in a Phase 1 study of AMG 509 in patients with metastatic castration-resistant prostate cancer (mCRPC).

Amgen also licensed the rights to our CD38 x CD3 preclinical program and developed AMG424, which was enrolling a Phase 1 study in patients with multiple myeloma. In May 2020, Amgen notified us they were terminating the CD38 x CD3 program, including AMG 424, which became effective July 2020 and the rights to the CD38 program including AMG 424 reverted to us. We are reviewing the AMG424 data and determining potential next steps for the program.

●	Novartis Institutes for BioMedical Research, Inc.: In connection with our 2016 Novartis collaboration, we created and licensed to Novartis an undisclosed bispecific antibody candidate. In December 2019, Novartis dosed the first patient in a Phase 1 study for this drug candidate.
●	Gilead Sciences, Inc.: In January 2020, we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for elipovimab (GS-9722), an anti-HIV antibody that Gilead has advanced in a Phase 1 study. In connection with the license, we provided Gilead with options to three additional antibodies directed to the same molecule target as elipovimab. In the second quarter, Gilead exercised its three options to apply our Fc technologies to additional antibodies. We received an upfront payment of $6.0 million in the first quarter of 2020 and option payments of $7.5 million in the second quarter in connection with the agreement.
●	Vir Biotechnology, Inc.: In August 2019, we provided Vir a non-exclusive license to use our Xtend Fc technology in developing and commercializing antibodies as potential treatments for patients with influenza A and hepatitis B virus infection. VIR-2482 is being evaluated as a universal prophylactic for influenza A in an ongoing Phase 1/2 clinical study. In May 2020, Vir initiated a Phase 1 clinical study for a second antibody, VIR-3434, which is being evaluated as a potential treatment for patients with hepatitis B virus infection.

In March 2020, we entered into a second non-exclusive license with Vir to use our Xtend technology to extend the half-life of VIR-7831 and VIR-7832, novel antibodies that Vir is investigating as potential treatments for patients with COVID-19, the disease caused by the novel coronavirus SARS-CoV-2 as well as prophylactic use against infection from the virus. Vir has commenced a Phase 3 clinical study of VIR-7831 for the early treatment of COVID-19 in patients who are at high risk of hospitalization. Vir plans to initiate a clinical study of VIR-7832 in the near future.

●	Omeros Corporation: In August 2020, we provided Omeros a non-exclusive license to use our Xtend Fc technology to an initial antibody and options to apply our Xtend technology to three additional antibodies. We received an upfront payment of $5.0 million in the third quarter in connection with the agreement.

We have over 1,000 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Since we commenced active operations in 1998, we have devoted substantially all our resources to staffing our company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND-enabling studies, and conducting clinical trials. We have no products approved for commercial sale and have not generated any revenues from product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and from payments generated from our product development partnerships and licensing arrangements.

As of September 30, 2020, we had an accumulated deficit of $352.0 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended
	September 30,
	2020	2019	Change

Revenues:
Research collaboration	$0.9	$0.6	$0.3
Milestone	25.0	19.3	5.7
Licensing	5.0	0.5	4.5
Royalties	4.5	1.4	3.1
Total revenues	35.4	21.8	13.6
Operating expenses:
Research and development	44.5	29.8	14.7
General and administrative	7.6	6.2	1.4
Total operating expenses	52.1	36.0	16.1
Other income, net	4.2	3.7	0.5
Loss before income tax benefit	(12.5)	(10.5)	(2.0)
Income tax benefit	—	(0.3)	0.3
Net loss	$(12.5)	$(10.2)	$(2.3)

Revenues

Revenues for the three months ended September 30, 2020 are primarily from the milestone revenue recognized from MorphoSys, licensing revenue from Omeros, and the royalty revenue from Alexion. Revenues for the three months ended September 30, 2019 are primarily from milestone revenues recognized from our Alexion, Amgen and Novartis collaborations.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended
	September 30,
	2020	2019	Change
Product programs:
Obexelimab (XmAb5871)	$0.3	$2.4	$(2.1)

Bispecific programs:
CD3 programs:
Vibecotamab (XmAb14045)*	2.7	2.9	(0.2)
Plamotamab (XmAb13676)	8.0	3.6	4.4
Tidutamab (XmAb18087)	4.4	2.9	1.5
XmAb30819 (ENPP3 x CD3)	2.7	0.1	2.6
Total CD3 programs	17.8	9.5	8.3

Tumor micro environment (TME) activators:
XmAb20717	7.2	3.4	3.8
XmAb23104	3.7	1.9	1.8
XmAb22841	2.8	2.1	0.7
Total TME activators	13.7	7.4	6.3

Cytokine programs:
XmAb24306*	2.3	4.6	(2.3)
XmAb27564	5.0	1.8	3.2
Total cytokine programs	7.3	6.4	0.9

Subtotal bispecific programs	38.8	23.3	15.5

Other, research and early stage programs	5.4	4.1	1.3

Total research and development expenses	$44.5	$29.8	$14.7

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $14.7 million for the three months ended September 30, 2020 over the same period in 2019 primarily due to increased spending on our plamotamab and XmAb20717 programs as we continue to advance these programs in dose escalation clinical studies. Spending also increased on our XmAb27564 and XmAb30819 programs as we initiate manufacturing campaigns and IND enabling studies. These increases were partially offset by reduced spending on our XmAb24306 and obexelimab programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended
	September 30,
	2020	2019	Change
General and administrative	$7.6	$6.2	$1.4

General and administrative expenses increased by $1.4 million for the three months ended September 30, 2020 over the same period in 2019 primarily due to increased general and administrative staffing and spending on professional fees.

Other Income, Net

Other income was $4.2 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively. The increase in other income was primarily due to unrealized gain recognized related to our Aimmune common stock.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended
	September 30,
	2020	2019	Change

Revenues:
Research collaboration	$3.2	$15.2	$(12.0)
Milestone	37.8	23.3	14.5
Licensing	28.1	112.2	(84.1)
Royalties	11.7	2.5	9.2
Total revenues	80.8	153.2	(72.4)
Operating expenses:
Research and development	121.9	91.3	30.6
General and administrative	22.1	17.5	4.6
Total operating expenses	144.0	108.8	35.2
Other income, net	7.5	10.0	(2.5)
Income (loss) before income tax expense	(55.7)	54.4	(110.1)
Income tax expense	—	0.6	(0.6)
Net income (loss)	$(55.7)	$53.8	$(109.5)

Revenues

Revenues for the nine months ended September 30, 2020 are primarily from royalty revenue from our Alexion collaboration, milestones revenue from MorphoSys, and licensing revenue recognized from our collaborations with Gilead, Aimmune, and Omeros. Revenues recognized for the nine months ended September 30, 2019 are primarily from licensing and collaboration revenue recognized under the Genentech and Astellas Agreements, as well as milestone revenue recognized from our Alexion, Amgen, and Novartis collaborations.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended
	September 30,
	2020	2019	Change
Product programs:
Obexelimab (XmAb5871)	$2.3	$14.4	$(12.1)

Bispecific programs:
CD3 programs:
Vibecotamab (XmAb14045)*	7.7	9.4	(1.7)
Plamotamab (XmAb13676)	24.3	8.7	15.6
Tidutamab (XmAb18087)	11.3	8.5	2.8
XmAb30819 (ENPP3 x CD3)	5.7	0.1	5.6
Total CD3 programs	49.0	26.7	22.3

Tumor micro environment (TME) activators:
XmAb20717	19.4	10.0	9.4
XmAb23104	10.1	5.9	4.2
XmAb22841	7.5	5.8	1.7
Total TME activators	37.0	21.7	15.3

Cytokine programs:
XmAb24306*	6.3	14.4	(8.1)
XmAb27564	11.6	3.0	8.6
Total cytokine programs	17.9	17.4	0.5

Subtotal bispecific programs	103.9	65.8	38.1

Other, research and early stage programs	15.7	11.1	4.6

Total research and development expenses	$121.9	$91.3	$30.6

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $30.6 million for the nine months ended September 30, 2020 over the same period in 2019 primarily due to increased spending on our plamotamab, XmAb20717, XmAb23104, and XmAb22841 programs as we continue to advance these programs in dose escalation clinical studies. Spending also increased on our XmAb27564 and XmAb30819 programs as we initiate manufacturing campaigns and IND enabling studies and activities. Spending also increased in our earlier research stage studies. These increases were partially offset by reduced spending on our XmAb24306 and obexelimab programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended
	September 30,
	2020	2019	Change
General and administrative	$22.1	$17.5	$4.6

General and administrative expenses increased by $4.6 million for the nine months ended September 30, 2020 over the same period in 2019 primarily due to increased general and administrative staffing and spending on intellectual property including patent and licensing fees.

Other Income, Net

Other income was $7.5 million and $10.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in other income was primarily from a reduction in earnings from investments due to lower interest rates during the period.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$(22,088)	$83,951	$(106,039)
Investing activities	21,413	(66,697)	88,110
Financing activities	8,457	7,689	768
Net increase in cash	$7,782	$24,943	$(17,161)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $22.2 million while cash provided by operating activities for the nine months ended September 30, 2019 was $84.0 million. This is primarily due to upfront and milestone payments received from collaborations in the nine-month period ended September 30, 2019 in excess of operating costs incurred in each period.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 increased by $0.8 million over the same period in 2019 which reflects additional proceeds received from the exercise of stock options.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity, the issuance of convertible notes, the public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of September 30, 2020, we had $582.9 million of cash, cash equivalents and marketable and equity securities compared to $601.3 million as of December 31, 2019. The investments in marketable securities are further described above in Note 5 in the Notes to Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the nine months ended September 30, 2020.

Critical Accounting Policies

For a discussion on our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1 in the Notes to the Financial Statements included in this Quarterly Report on Form 10-Q.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2020.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. In light of the rapid spread of SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), we are updating and supplementing our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 to include the following new risk factor.

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

Although the COVID-19 pandemic has not materially affected our clinical development for the period ended September 30, 2020, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and are specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our and our partners’ ability to enroll and recruit patients in current and future clinical trials. Our success is dependent on our ability and the ability of our partners to advance our wholly-owned and partnered development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. Completion of our ongoing clinical and preclinical studies or commencement of new clinical trials could be impeded, delayed, limited or prevented by the effects of the COVID-19 pandemic and related restrictions including negative effects on the production, delivery or release of our product candidates to our clinical trial sites, as participation by our clinical trial investigators, patients or other critical staff, which to could delay data collection, analysis and other related activities, any of which could cause delay or denial of regulatory approval of our product candidates. The delay and impact on enrollment cannot be determined at this time and will depend on the length and severity of the COVID-19 pandemic. Continued delays on our clinical and preclinical studies or trials will increase our costs and expenses and seriously harm our operations and financial condition, which will adversely affect our business.

The COVID-19 pandemic could also potentially affect the business of the FDA as well as other health regulatory authorities, which could result in delays in our communications with these authorities and ultimately in the ability for us and our partners to have drug products approved.

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

The COVID-19 pandemic could adversely affect our supply chain for our research, development and clinical programs. We rely on third party vendors for research supplies, development activities including manufacturing of drug product for our clinical studies and testing of drug material. In the third quarter of 2020, several manufacturing vendors notified us of critical supply shortages which will delay the development timelines for our earlier stage development programs by three to six months. We currently do not expect these supply shortages to delay the timelines for our programs that are already in clinical studies. However, if this supply disruption extends for more than the expected three to six months, it will extend the timelines for advancing our earlier stage programs further and could also delay the current timelines for advancing our existing clinical programs. If any other vendors in our supply chain of products or services are also severely affected from the COVID-19 pandemic, it will adversely affect our ability to continue our research and development activities and also continue our clinical trial activities.

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

10.1	Amended and Restated Non-Employee Director Compensation Policy.

10.2	Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 5, 2020