Form 10-K
period 2020-12-31
Xencor Inc
filed 2021-02-24
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36182

Xencor, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1622502 (I.R.S. Employer Identification No.)
111 West Lemon Avenue, Monrovia, CA (Address of Principal Executive Offices)	91016 (Zip Code)

(626) 305-5900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XNCR	The Nasdaq Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020 was $1,843,897,240.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 16, 2021 was 57,945,225.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

Xencor, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2020

The Xencor logo is a trademark of Xencor, Inc. XmAb, PDA and Protein Design Automation are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:

●	the effects of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;
●	our ability to execute on our plans to research, develop and commercialize our product candidates;
●	the success of our ongoing and planned clinical trials;
●	the timing of and our ability to obtain and maintain regulatory approval for our product candidates;
●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;
●	our ability to receive research funding and achieve anticipated milestones under our collaborations;
●	our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to attract collaborators with development, regulatory, and commercialization expertise;
●	our ability to protect our intellectual property position;
●	the rate and degree of market acceptance and clinical utility of our products;
●	costs of compliance and our failure to comply with new and existing governmental regulations;
●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;
●	significant competition in our industry;
●	the potential loss or retirement of key members of management;
●	our failure to successfully execute our growth strategy including any delays in our planned future growth;
●	our failure to maintain effective internal controls; and

●	our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.

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

Item 1. Business.

Our Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We are advancing a broad portfolio of clinical-stage drug candidates from our proprietary XmAb® technology platforms. We use our protein engineering capabilities to increase our understanding of protein structure and interactions and to design new XmAb technologies and development candidates with improved properties. In contrast to conventional approaches to antibody design, which focus on the segment of antibodies that interact with target antigens, our work is focused on the Fc domain, the part of an antibody that interacts with multiple segments of the immune system and controls antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

Our protein engineering capabilities and XmAb technologies enable us and our partners to develop antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, our capabilities have enabled us to develop an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our XmAb technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Currently, there are two marketed drugs that have been developed with our XmAb technologies.

On July 31, 2020, the U.S. Food and Drug Administration (FDA) approved our partner MorphoSys’ Monjuvi® (tafasitamab-cxix) in combination with lenalidomide, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). We created and initially developed tafasitamab, which incorporates our XmAb Cytotoxic Fc Domain to enhance its tumor killing properties. Monjuvi is a registered trademark of MorphoSys AG.

Alexion's Ultomiris® (ravulizumab-cwvz) was first approved by the FDA in December 2018. It is now approved in the U.S., Europe and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH) and for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). Alexion used our Xtend™ Fc Domain to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®.

Our protein engineering capabilities allow us to continually explore new functionality in the Fc region, which provides us with opportunities to:

●	Create new technology platforms;
●	Make new drug candidates for internal development or partnering opportunities; and

●	Provide collaboration and licensing opportunities with partners for application of our technologies, access to our technologies, access to our drug candidates, or combinations of each.

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered biologic medicines to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

1.	Advance the clinical development of our XmAb bispecific antibody and cytokine drug candidates. Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are enrolling Phase 1 studies for seven of these candidates to treat patients with many different types of cancer, and an eighth, to be developed for patients with autoimmune disease, is expected to start a Phase 1 study in early 2021. We and our partners plan to advance additional bispecific antibodies and cytokines into clinical development in the future.
2.	Build a large and diversified portfolio of XmAb drug candidates. We create new XmAb-engineered antibody and cytokine product candidates to exploit the novel mechanisms of action enabled by our XmAb technology platforms and advance them into our internal portfolio of preclinical and clinical-stage assets, or, if strategically appropriate, we license certain drug candidates to leading pharmaceutical and biotechnology companies.
3.	Leverage our protein engineering capabilities, XmAb technologies, and XmAb drug candidates with partnerships, collaborations, and licenses to generate revenue streams, create new drug candidates and combination treatments, and identify new indications for our pipeline of drug candidates.

Generate revenue streams. The plug-and-play nature of our XmAb technologies and our ability to generate multiple drug candidates efficiently provides us opportunities to generate revenue from licensing and collaboration arrangements. In 2020, we received total proceeds of $165 million in upfront payments, milestone payments and royalties from such arrangements.

Create new drug candidates and investigate novel combination therapies. We seek to leverage our XmAb technologies and drug candidates with partners to create novel drug candidates, including combination therapies. In 2020, we entered into separate agreements with Atreca, Inc. and The University of Texas MD Anderson Cancer Center to create novel CD3 bispecific antibody drug candidates. We also entered into a clinical collaboration with MorphoSys AG and Incyte Corporation, in which we plan to conduct multiple clinical studies in B-cell lymphomas, combining our plamotamab drug candidate with tafasitamab in combination with lenalidomide.

Identify new indications for our pipeline of drug candidates. In August 2020, we entered into a five-year strategic collaboration with MD Anderson. We will support Investigator Sponsored Trials (ISTs) in which MD Anderson's investigators may explore additional indications for our pipeline of candidates.
4.	Broaden the functionality of our XmAb technology platform. We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms. We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, recently introducing CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression which may be especially beneficial in designing antibodies that target solid tumors.

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies.

5.	Continue to expand our patent portfolio protecting our XmAb technologies and XmAb candidates. We seek to expand our intellectual property estate and protect our XmAb technologies, our development programs, and product candidates by filing and prosecuting patents in the United States and other countries. Where appropriate we will seek expansion and extension of patents issued for our product candidates.

XmAb Bispecific Technologies

A distinguishing feature of our XmAb technologies arises from our modular approach to protein engineering. This provides us with flexibility to seek out new applications of the XmAb Bispecific Fc Domain and enables us to design new bispecific antibody and cytokine drug candidates with distinct and novel mechanisms-of-action. This approach is illustrated through the expansion of our portfolio of novel bispecific antibody and cytokine candidates. Our business, research, and clinical efforts are to develop and advance our XmAb bispecific technologies and our portfolio of bispecific antibodies and cytokines in oncology and autoimmune diseases.

CD3 candidates: our initial bispecific antibody candidates are designed to redirect T cells to tumor cells through the engagement of an antigen on tumor cells and CD3, an activating receptor on T cells. We are currently conducting Phase 1 studies for three CD3 bispecific antibody candidates: plamotamab, vibecotamab, and tidutamab.

We have expanded our T-cell redirecting CD3 class of bispecific antibodies to create the XmAb 2+1 bispecific antibody format, utilizing two identical tumor targeting domains and one CD3 targeting domain. The affinities for antigen binding are reduced, which allows for selective engagement and killing of high antigen-expressing tumor cells over low antigen-expressing normal cells. In preclinical models, XmAb 2+1 bispecific antibodies bound preferentially to tumor cells compared to normal cells and effectively recruited T cells to kill tumor cells selectively. We believe that these properties will be particularly important when developing bispecific antibodies against many solid tumor targets, which can have poor tolerability because such targets are often expressed on a range of normal tissues, including critical organs. Our initial candidate using the XmAb 2+1 format is XmAb819, an ENPP3 x CD3 bispecific antibody, and we expect to submit an Investigational New Drug (IND) application in 2021.

CD28 candidates: T cells in the tumor microenvironment require both T cell receptor (TCR) and co-stimulatory receptor engagement to achieve full activation. CD28 is a key immune co-stimulatory receptor on T cells; however, the ligands that activate T cells through CD28 are often not expressed on tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We have engineered XmAb bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells, and we are conducting preclinical studies of internal CD28 candidates. Under our collaboration with Janssen Biotech, Inc., we are applying our XmAb bispecific Fc technology to create and characterize CD28 bispecific antibody candidates against a prostate tumor target.

TME activator candidates: we expanded the functionality of our bispecific Fc platform with a suite of tumor microenvironment (TME) activators that have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints or co-stimulating receptors. These candidates incorporate our Xtend technology for longer half-life. We are currently conducting Phase 1 studies for three TME activator candidates: XmAb717, XmAb841 and XmAb104.

Cytokine candidates: we have expanded the use of our bispecific Fc platform to engineer novel cytokine candidates, which are not antibodies but fusions of a heterodimeric Fc domain and immune signaling proteins. Our cytokine candidates are potency tuned to improve therapeutic index and incorporate our Xtend technology for longer half-life. XmAb306 (RO7310729), formerly XmAb24306, is an IL-15/IL-15Ra-Fc fusion, which we believe is a promising candidate for oncology combination therapies, and our partner Genentech is conducting a Phase 1 dose-escalation study. A second IL-15 cytokine candidate, which is engineered with a target-specific binding arm for immune cell targeting, is also being explored in preclinical studies.

XmAb564 is a wholly owned IL-2-Fc fusion that we intend to develop for the treatment of patients with autoimmune diseases. In January 2021, the IND application for XmAb564 was allowed by the FDA, and we plan to initiate a Phase 1 study in healthy volunteers for this candidate in early 2021.

We continue to invest in our protein engineering efforts to identify novel technologies and drug candidates.

Other XmAb Fc Technologies

We have also designed additional XmAb Fc technologies and XmAb drug candidates. We have successfully partnered our technologies and many drug candidates, and we will continue to seek additional partnering and licensing opportunities for these technologies and candidates. Additional XmAb Fc domains include:

1.	Immune Inhibitor Fc Domain – selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb;
2.	Cytotoxic Fc Domain – increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells; and
3.	Xtend™ Fc Domain – extended antibody half-life, targeting the receptor FcRn on endothelial cells.

Drug Candidates in Clinical Development

Currently 20 drug candidates in clinical development have been engineered with one or more of our Fc technologies, and one incorporates our DN-TNF technology. Ten of the candidates that are being advanced by us and our partners have been engineered with our bispecific Fc domain for dual targeting and are bispecific antibody and cytokine candidates; one candidate in clinical development incorporates our immune inhibitor Fc domain, and seven candidates incorporate our cytotoxic or Xtend Fc domains.

Wholly Owned	Co-developed with Partners	Developed by Partners
Plamotamab (XmAb13676)	Vibecotamab (XmAb14045)	Ultomiris*
XmAb717 (XmAb20717)	XmAb306/RG6323 (XmAb24306)	Monjuvi*
Tidutamab (XmAb18087)		VIR-7831
XmAb841 (XmAb22841)		XPro1595/INB03/Quellor™
XmAb104 (XmAb23104)		AIMab7195
XmAb564 (XmAb27564)		Elipovimab (GS-9722)
XmAb698 (AMG 424)		VIR-3434
Novartis bispecific antibody
AMG 509
VIR-2482
GS-9723

*Alexion and MorphoSys are conducting additional Phase 3 studies in new indications with these candidates.

XmAb Bispecific Fc Drug Candidates

Currently 10 drug candidates that have been engineered with our bispecific Fc domain are in clinical development. Six candidates are wholly owned and are being evaluated by us in Phase 1 studies. We are co-developing two candidates with partners. In addition, partners are advancing two bispecific antibody candidates through clinical development. Additional candidates are advancing through the preclinical stages of development. Drug candidates with our bispecific Fc domain, both bispecific antibodies and cytokines, in clinical development include:

1.	Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. In February 2017, we dosed the first patient in an open-label, Phase 1, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of plamotamab in patients with B-cell malignancies. At the ASH Annual Meeting in December 2019, we presented preliminary safety and anti-tumor activity of plamotamab, including from patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL). We are enrolling patients in the ongoing dose-escalation study, and we are planning to initiate additional studies for plamotamab in 2021 including a Phase 1/2 study evaluating the combination of plamotamab, tafasitamab (Monjuvi) and lenalidomide in patients with relapsed or refractory DLBCL, an aggressive type of NHL.
2.	XmAb717 is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed in multiple types of solid tumors, including for patients with castration-resistant prostate cancer. In July 2018, we dosed the first patient in an open-label Phase 1 dose-escalation and expansion study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb717 in patients with selected solid tumors.

We presented updated data from the study at the Annual Meeting of the Society for Immunotherapy of Cancer (SITC) in November 2020. In the study's escalation phase, a dose of 10 mg/kg was identified as the recommended dose for the multi-cohort, parallel-group expansion phase, based on an observation of consistent proliferation of both CD8+ and CD4+ T cells, indicative of dual checkpoint blockade, and a complete response (CR) in one patient with melanoma. At the data cut off on September 30, 2020, 89 patients had been treated at the recommended dose in five dose expansion cohorts that enrolled patients with melanoma (n=20), renal cell carcinoma (RCC, n=11), non-small cell lung cancer (NSCLC, n=20), castration-resistant prostate cancer (CRPC, n=18) and other cancers without approved checkpoint therapies (n=20). XmAb717 was generally well-tolerated, and the most common treatment-related adverse events were immune-related adverse events (irAEs); however, rates of irAEs, including colitis, were lower than typically observed with CTLA-4 blockade. With exceptions for rash and increases in transaminases, other Grade 3 or higher irAEs were reported for no more than three patients each. The efficacy analysis included 42 evaluable patients at the recommended dose level. A complete response was observed in a patient with melanoma (1/10), and partial responses were observed in multiple tumor types, including melanoma (2/10), RCC (1/4), NSCLC (2/14), CRPC (1/4), and ovarian cancer (1/5). The objective response rate across cohorts was 19.0% (8/42). Across the expansion cohorts, approximately half of evaluable patients had at least 10% tumor shrinkage from baseline assessments, and nearly all these reductions occurred in patients with prior checkpoint inhibitor treatment. The median duration of response was 119 days at the time of the data cut off, and 24 patients remained on treatment. Of nine patients with prostate cancer who had baseline and follow-up prostate-specific antigen (PSA) assessments, one achieved a PSA reduction of greater than 50 percent. Two additional patients achieved reductions of greater than 30 percent, one of whom had an unconfirmed partial response by RECIST. Six of these nine patients remained on therapy as of the cut-off date.

In the first half of 2021, we plan to initiate a Phase 1b study of XmAb717 for patients with certain molecular subtypes of CRPC, as a monotherapy or in combination depending on the subtype, as these patients represent a high unmet medical need.

3.	Vibecotamab is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. It is being developed in collaboration with our partner Novartis Institutes for BioMedical Research, Inc. (Novartis) and is being evaluated in a Phase 1 study. In September 2016, we dosed the first patient in an open-label, multiple-dose, dose escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of vibecotamab in patients with relapsed or refractory AML and other CD123-expressing hematologic malignancies. The study is ongoing, and additional patients are being enrolled.

We presented updated data from the study at the American Society of Hematology (ASH) Annual Meeting in December 2020. At data cut off on October 28, 2020, 112 heavily pretreated patients with relapsed or refractory AML had received vibecotamab. Cytokine release syndrome (CRS) was the most common toxicity occurring in 61% of patients (n=68), and 9% of patients (n=10) experienced CRS at Grade 3 or higher. The majority of CRS was observed in the first dose and was generally manageable with premedication. Additional mitigation measures included selecting a lower priming dose, avoiding weekly dose step-up, and more frequent dosing in the first week to allow a higher cumulative exposure and to avoid the potential CD123 antigen sink. There was no evidence of drug related myelosuppression. Neurological events were infrequent and primarily Grade 1 and Grade 2 headaches. The efficacy analysis included 54 evaluable patients who received a dose of at least 0.75 mcg/kg, completed at least the first cycle of treatment and had at least one post-treatment disease assessment.

Two patients achieved complete remission (CR), and three patients achieved a CR with incomplete hematologic recovery. Additionally, two patients reached a morphologic leukemia-free state, and one patient experienced partial remission, as assessed by the investigator. The overall response rate (ORR) was 15% (n=8/54). Biomarker analyses suggest that low baseline leukemic burden and low PD-1 expression on CD4+ and CD8+ T cells are independent predictors of response. Seven responders had a baseline blast count less than or equal to 25% blasts in bone marrow. The ORR increased to 26% (n=7/27) when using this threshold to define the population with low disease burden for the analyses.

In 2021, pending final dose escalation data and agreement with our partner, Novartis, we plan to initiate additional clinical studies evaluating vibecotamab.

4.	Tidutamab is a bispecific antibody that targets somatostatin receptor 2, or SSTR2, a target on many neuroendocrine-like tumor types, and CD3. In February 2018, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of tidutamab in patients with neuroendocrine tumors (NET) or gastrointestinal stromal tumors (GIST).

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

Because tidutamab induced sustained activation of cytotoxic T cells and engagement of the SSTR2 target, as designed, and has an encouraging safety profile, we plan to initiate a clinical study for tidutamab in patients with Merkel cell carcinoma and small cell lung cancer, SSTR2-expressing tumor types known to be responsive to immunotherapy, in early 2021.

5.	XmAb841 is a bispecific antibody that targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed in multiple oncology indications. We are advancing XmAb841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade. In May 2019, we dosed the first patient in an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb841 in patients with selected solid tumors. We are enrolling patients to a single-agent dose-escalation portion cohort and a cohort combining XmAb841 with pembrolizumab.

6.	XmAb104 is a bispecific antibody that targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed in multiple oncology indications. In May 2019, we dosed the first patient in a an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb104 in patients with selected solid tumors. We continue to enroll patients with select solid tumors in the Phase 1 dose escalation study.

7.	XmAb306 (RO7310729) is an engineered cytokine, an IL15/IL15-receptor alpha complex fused to our bispecific Fc domain (IL15/IL15Rα-Fc), and the Fc domain incorporates our Xtend technology for extended half-life. We believe a broad combination development strategy will be critical to realize the potential of IL-15 cytokines like XmAb306 in oncology. In February 2019, we entered into a research and license agreement with Genentech, Inc. and F. Hoffmann-LaRoche Ltd. (collectively Genentech), to develop and commercialize novel IL-15 cytokine therapeutics, whereby the companies are co-developing XmAb306 and other potential IL-15 programs. Genentech is conducting a Phase 1 dose-escalation study of XmAb306 as a single agent and in combination with atezolizumab.

8.	AMG 509 is a STEAP1 x CD3 bispecific antibody candidate for the treatment of patients with prostate cancer. In December 2019, Amgen Inc. initiated a Phase 1 clinical study with AMG 509, a 2+1 bispecific antibody candidate that was developed with our bispecific Fc technology under our collaboration with them. Amgen is currently enrolling patients in a Phase 1 study of AMG 509 in patients with metastatic castration-resistant prostate cancer (mCRPC).

9.	XmAb698 (AMG 424), a CD38 x CD3 bispecific antibody candidate, was developed in the Amgen collaboration and was being advanced by Amgen in a Phase 1 study. In 2020, Amgen notified us that they were terminating the study, and the rights to the candidate reverted to us under the Agreement. We are currently evaluating this candidate and plan to initiate a new study for it in 2021.

10.	Novartis XmAb undisclosed bispecific antibody candidate: in December 2019, Novartis initiated a Phase 1 clinical study with an undisclosed bispecific antibody candidate that was developed with our bispecific Fc technology under our collaboration with them.

XmAb Immune Inhibitor Fc Candidates

AIMab7195 (XmAb7195) uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood serum levels of IgE, which mediates allergic responses and allergic disease. In February 2020, we licensed this drug candidate to Aimmune Therapeutics, Inc., now a wholly owned subsidiary of Nestlé S.A., which is advancing the candidate in clinical studies for allergic indications.

Obexelimab targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain, which is designed to inhibit the function of B cells, an important component of the immune system. We believe that obexelimab has the potential to address a key unmet need in autoimmune diseases due to its combination of potent reversible B-cell inhibition without B-cell depletion, enabling the immune system to resume natural function once treatment is no longer needed. We are exploring opportunities to continue development of obexelimab with partners.

XmAb Cytotoxic Fc and Xtend Candidates

Currently, one drug engineered with our Xtend Fc Domain and one drug we engineered with our XmAb Cytotoxic Fc Domain are marketed commercially by partners. In addition, our partners are advancing eight clinical programs with antibodies engineered with XmAb technologies through clinical development: three programs are in Phase 3, one program is in Phase 2, and four programs are in Phase 1. Other partners are conducting preclinical studies of drug candidates engineered with these XmAb technologies.

●	MorphoSys AG: In 2020, Monjuvi was approved for marketing by the U.S. FDA for the treatment of certain adult patients with DLBCL. Tafasitamab’s marketing authorization application is under review by European regulators, and MorphoSys is also conducting studies of tafasitamab in additional B-cell indications.
●	Alexion Pharmaceuticals, Inc.: Ultomiris was approved for marketing by the U.S. FDA in 2018, and Alexion is conducting Phase 3 studies of Ultomiris in additional neurology and nephrology indications.
●	Gilead Sciences, Inc.: Gilead is advancing HIV candidates in clinical development that are broadly neutralizing antibodies that incorporate our Fc technologies. Gilead is conducting Phase 1 clinical studies of elipovimab (GS-9722) and GS-9723.
●	Vir Biotechnology, Inc.: Vir is advancing three candidates in clinical development. VIR-7831 is an antibody that is being investigated in a Phase 3 study as a potential treatment for the treatment of patients with COVID-19. VIR-2482 is being evaluated in a Phase 1/2 study as a universal prophylactic for influenza A. VIR-3434 is being evaluated in a Phase 1 study as a potential treatment for patients with hepatitis B virus infection.

●	Omeros Corporation, Viridian Therapeutics, Inc. and Catabasis Pharmaceuticals, Inc. each are conducting preclinical studies with candidates that incorporate our XmAb technologies.

XPro1595

In October 2017, we licensed the rights to XPro1595, a proprietary TNF inhibitor candidate to INmune Bio, Inc. INmune is currently conducting a Phase 2 study in hospitalized patients with respiratory symptoms from COVID-19 infection, as Quellor™; a Phase 1 study in patients Alzheimer’s disease, as XPro1595; and a Phase 1 study in patients with advanced cancers, as INB03.

Collaborations, Partnerships and Licensing Arrangements

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb technologies, and drug candidates with partnerships, collaborations and licenses. Through these arrangements we generate revenues in the form of upfront payments, milestone payments and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in these candidates through transactions that allow us to retain major geographic commercial rights, provide for profit-sharing on future sales of approved products, include co-development options, and also the right to conduct independent clinical studies with drug candidates developed in the collaboration.

Examples of arrangements we have entered with our partners include:

●	Product Licenses: Genentech, MorphoSys AG, Nestlé S.A., Novartis AG, INmune Bio, Inc.
●	Novel Bispecific Antibody Collaborations: Janssen Biotech, Inc., Astellas Pharma, Inc., Amgen Inc., Novartis AG
●	Technology Licensing Agreements: Alexion Pharmaceuticals, Inc., Vir Biotechnology, Inc., Gilead Sciences, Inc., Omeros Corporation, Viridian Therapeutics, Inc., Catabasis Pharmaceuticals, Inc.
●	Strategic Collaborations: MorphoSys AG, Atreca, Inc., The University of Texas MD Anderson Cancer Center

Product Licenses

Product licenses are arrangements in which we have internally developed drug candidates, and based on a strategic review we licensed partial or full rights to third parties to continue development and potential commercialization. We seek partners that can provide infrastructure and resources to successfully develop our drug candidates, have a track record of successfully developing and commercializing medicines, or have a portfolio of development-stage candidates and commercialized medicines which could potentially be developed in rational combinations with our drug candidates.

Genentech

In February 2019, we entered into an agreement with Genentech to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including XmAb306, declared as a Collaboration Product under the agreement. We are jointly collaborating on the worldwide development of XmAb306 with Genentech maintaining worldwide commercialization rights, subject to us having a co-promotion option in the U.S. We retain the right to perform clinical studies with XmAb306 at our sole expense in combination with other therapeutic agents, subject to certain restrictions. Genentech received a worldwide exclusive license to XmAb306.

We received an upfront payment of $120.0 million. We are eligible to receive up to $160.0 million in clinical milestone payments for XmAb306, up to $180.0 million in clinical milestone payments for each new Collaboration Product, and a 45% share of net profits from sales from all Collaboration Products, while also sharing in the net losses at the same percentage rate. We are sharing in 45% of development and commercialization costs of Collaboration Products, while Genentech will pay for commercial launch costs. We are conducting a two-year joint research program with Genentech to discover additional IL-15 programs.

MorphoSys AG

In July 2020, the FDA approved Monjuvi® (tafasitamab-cxix) in combination with lenalidomide for treating certain patients with DLBCL. Tafasitamab, which we engineered with an XmAb Cytotoxic Fc Domain, is the second product with XmAb technology to be approved by the FDA.

In 2010, we licensed exclusive worldwide rights to develop and commercialize tafasitamab (formerly MOR208 and XmAb5574) to MorphoSys. In 2020, we earned a total of $37.5 million in regulatory milestones and royalties of $1.5 million on net sales. We are also eligible to receive up to $98.0 million in additional milestones for development of tafasitamab in additional oncology indications and $50.0 million in sales milestones across all indications. We are entitled to receive tiered royalties in the high-single digit to low-double digit percent range on net sales. Monjuvi is co-commercialized in the U.S. by MorphoSys and Incyte Corporation. The European Marketing Authorization Application for tafasitamab is currently under review by the European Medicines Agency.

Nestlé S.A./Aimmune Therapeutics, Inc.

In February 2020, we granted Aimmune Therapeutics, Inc., an exclusive worldwide license to develop and commercialize XmAb7195, which was renamed AIMab7195. We received an upfront payment of $9.6 million in cash and shares of Aimmune common stock. Aimmune was subsequently acquired by Nestlé S.A. Nestlé is responsible for all further development and commercialization activities for AIMAb7195. We are eligible to receive up to $385.0 million in milestones, which includes $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties in the high-single to mid-teen percent range on net sales of approved products. Nestlé is planning additional studies of AIMab7195.

Novartis AG

In connection with our June 2016 Collaboration and License Agreement with Novartis (the Novartis Agreement), we granted Novartis certain exclusive rights to research, develop, and commercialize vibecotamab. We are eligible to receive up to $325.0 million in milestone payments in connection with the development of vibecotamab, including $90.0 million in development milestones, $110.0 million in regulatory milestones, and $125.0 million in sales milestones, and low-double digit royalties on sales of approved products in all territories outside the United States. We retained the commercialization rights to vibecotamab in the U.S. We and Novartis are co-developing vibecotamab worldwide and are sharing development costs equally.

INmune Bio, Inc.

In October 2017, we entered into an agreement with INmune Bio, Inc., in which we provided INmune with an exclusive license to our XPro1595 drug candidate. In connection with the license, we received 1,585,000 shares of INmune common stock and an option to acquire up to 10% of the outstanding shares of INmune for $10.0 million. We are also eligible to receive a percentage of sublicensing revenue received for XPro1595 and royalties in the mid-single digit percentage range on the sale of approved products. INmune is currently conducting a Phase 2 study in hospitalized patients with respiratory symptoms from COVID-19 infection, as Quellor™; a Phase 1 study in patients Alzheimer’s disease, as XPro1595; and a Phase 1 study in patients with advanced cancers, as INB03.

Private Company

In November 2020, we entered into an agreement with a newly formed, privately held biotechnology company to which we licensed the exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease: XmAb6755, XPro9523 and XmAb10717. These programs incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. We received a 15% equity interest in the company, and we will also receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

Novel Bispecific Antibody Collaborations

Novel bispecific antibody collaborations are arrangements in which our partner seeks to create a bispecific antibody using one or more of our XmAb bispecific technologies. Our partners provide an antibody or an antigen against tumors, and we conduct limited research and development activities to create potential bispecific antibody candidates for further development and commercialization by our partners.

Janssen Biotech, Inc.

In November 2020, we entered into an agreement, which became effective in December 2020, with Janssen Biotech, Inc., to develop XmAb bispecific antibodies against CD28 and an undisclosed prostate tumor target, for the potential treatment of patients with prostate cancer. Under the agreement, we will conduct research activities to develop CD28 bispecific drug candidates for further development by Janssen. Preclinical activities and all clinical development, regulatory and commercial activities will be conducted by Janssen, which has exclusive worldwide rights to develop and commercialize the novel drug candidates developed in the collaboration. We received a $50.0 million upfront payment and are eligible to receive a total of $662.5 million in milestone payments which include $161.9 million in development milestones, $240.6 million in regulatory milestones, and $260.0 million in sales milestones. We are also eligible to receive tiered royalties in the high-single to low-double digit percentage range on net sales.

Upon development of a bispecific candidate by Janssen through proof of concept, the agreement provides us the right to opt-in to fund 20% of development costs and to perform up to 30% of detailing efforts in the U.S. If we exercise this right, we will be eligible to receive tiered royalties in the low-double digit to mid-teen digit percentage range.

Both we and Janssen also have the right to access predefined agents from each other's portfolios to evaluate potential combination therapies in prostate cancer, subject to certain limitations.

Astellas Pharma, Inc.

In March 2019, we entered into an agreement with Astellas Pharma, Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing, and in 2019, we completed delivery of the candidates to Astellas for development and potential commercialization. Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities. We received an upfront payment of $15.0 million, and we are eligible to receive up to $240.0 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones and royalties on net sales in the high-single to low-double digit percentage range. In 2020, we received a $2.5 million milestone payment related to Astellas advancing a bispecific candidate into IND enabling studies, and we are eligible to receive an additional $30.0 million in development milestones as the program advances.

Amgen Inc.

In September 2015, we entered into an agreement with Amgen Inc. to develop and commercialize bispecific antibody product candidates using our proprietary XmAb bispecific Fc technology.

We granted Amgen an exclusive license to the rights to our CD38 x CD3 preclinical program, and they developed AMG 424. In May 2020, Amgen notified us it was terminating its rights with respect to the CD38 x CD3 program, including AMG 424. Under the terms of the agreement, the rights to the AMG 424 program reverted to us. We renamed the program XmAb698 and plan to initiate a new study for it in 2021.

Amgen also applied our XmAb bispecific Fc technology to create AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody. We have received a total of $60.5 million in upfront and milestone payments and are eligible to receive up to $255.0 million in future development, regulatory and sales milestone payments in total for the STEAP1 x

CD3 program and royalties on net sales.

Novartis AG

In connection with our June 2016 agreement with Novartis, we also applied our XmAb bispecific Fc technology to two target pair antibodies selected by Novartis. Novartis is responsible for development and commercialization of these programs. We are eligible to receive up to $250.0 million in milestone payments for each program which includes $50.0 million in development milestones, $100.0 million in regulatory milestones, and $100.0 million in sales milestones and royalties in the mid-single digit percent range on net sales of approved products. We completed delivery of one bispecific antibody candidate in 2017 and a second bispecific antibody candidate in 2018. In December 2019, Novartis dosed the first patient in a Phase 1 study of an undisclosed bispecific antibody candidate, and we received a $10.0 million milestone payment.

We have the right to participate in the development and commercialization of one of these programs prior to submission of an IND for such program. If we elect to participate in development, we will assume 25% of the worldwide development costs for the program and 50% of commercialization costs and will receive 50% of the U.S. profits on net sales of the product.

Technology Licensing Agreements

We enter into technology licensing agreements in which we license access to one or more of our XmAb Fc technologies on a restricted basis, typically to our XmAb Cytotoxic Fc Domain and/or our Xtend Fc Domain. Our partners are responsible for all research, development and commercialization activities of the drug candidates. The plug-and-play nature of XmAb technologies allows us to license access to our platforms with no internal research and development activities required of us.

Alexion Pharmaceuticals, Inc.

Ultomiris® (ravulizumab-cwvz) was the first antibody incorporating XmAb Fc technology to be approved by the U.S. FDA for commercial marketing. It is approved in the U.S., Europe and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH) and for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). Ultomiris is commercialized by Alexion Pharmaceuticals, Inc.

In 2013, we licensed Alexion the right to access our Xtend Fc domain, which Alexion used to develop an improved version of Alexion’s commercialized Soliris product. The Xtend technology increased the circulating half-life of Ultomiris by over three-fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris. During 2020, we received a $10.0 million sales milestone payment and recorded royalty revenue of $16.2 million. We are eligible to receive an additional $20.0 million in sales milestones and a low-single digit percent royalty on the sale of approved products.

Vir Biotechnology, Inc.

In August 2019, we entered into an agreement with Vir Biotechnology, Inc., in which we provided Vir a non-exclusive license to our Xtend technology for two targets in infectious disease. We received an upfront payment, and we are eligible to receive total milestones of $155.0 million, including $5.0 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. We are also eligible to receive royalties on the net sales in the low single digit percentage range. Vir has advanced two programs under this agreement. VIR-2482 is being evaluated in a Phase 1/2 study as a universal prophylactic for influenza A, and VIR-3434 is being evaluated in a Phase 1 study as a potential treatment for patients with hepatitis B virus infection.

In March 2020, we entered into a second agreement in which we provided Vir a non-exclusive license to our Xtend technology to extend the half-life of novel antibodies Vir is investigating as potential treatments or for patients with COVID-19. Vir is responsible for all research, development, regulatory and commercial activities for COVID-19 antibodies, and we are eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. Vir is currently conducting Phase 3 studies of VIR-7831 as a potential treatment for the treatment of COVID-19.

Gilead Sciences, Inc.

In January 2020, we entered into an agreement with Gilead Sciences, Inc., in which we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies, all broadly neutralizing anti-HIV antibodies. Gilead has exercised its options for all three additional antibodies. Gilead is responsible for all development and commercialization activities. During 2020, we received upfront and option payments of $13.5 million, and for each of four antibodies, we are eligible to receive up to $67.0 million in milestones, which includes $10.0 million in development milestones, $27.0 million in regulatory milestones and $30.0 million in sales milestones. We are also eligible to receive royalties in the low-single digit percentage range on net sales of approved products. Gilead has advanced antibodies, including elipovimab (GS-9722) and GS-9723, into clinical studies.

Omeros Corporation

In August 2020, we entered into an agreement with Omeros Corporation, in which we provided Omeros a non-exclusive license to our Xtend Fc technology, an exclusive license to apply our Xtend Fc technology to an initial identified antibody and options to apply our Xtend Fc technology to three additional antibodies. Omeros is responsible for all development and commercialization activities. We received an upfront payment of $5.0 million, and for each product incorporating our Xtend Fc technology, we are eligible to receive up to $65.0 million in milestones, which includes $15.0 million in development milestones, $25.0 million in regulatory milestones and $25.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

Viridian Therapeutics, Inc./MiRagen Therapeutics, Inc.

In December 2020, we entered into an agreement with MiRagen Therapeutics, Inc., in which we provided MiRagen a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. MiRagen subsequently changed its name to Viridian Therapeutics, Inc. Viridian is responsible for all development and commercialization activities. We received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and are eligible to receive up to $55.0 million in milestones, which include $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

Catabasis Pharmaceuticals, Inc./Quellis Biosciences, Inc.

In May 2018, we entered into an agreement with Quellis Biosciences, Inc., in which we provided Quellis a non-exclusive license to our Xtend Fc technology to apply to an identified antibody. Quellis is responsible for all development and commercialization activities. We received an equity interest in Quellis, and in January 2021, upon Quellis merging into Catabasis Pharmaceuticals, Inc., we received common and preferred shares of Catabasis stock in exchange for our equity in Quellis. We are eligible to receive up to $66.0 million in milestones, which include $6.0 million in development milestones, $30.0 million in regulatory milestones and $30.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

Strategic Collaborations

We enter into strategic collaborations where we can create synergies between our partners' capabilities and assets and our own protein engineering capabilities, XmAb technologies and XmAb drug candidates. Through these arrangements we seek to create new drug candidates, investigate novel combination therapies and potentially identify additional indications for our portfolio of XmAb drug candidates.

MorphoSys AG

In November 2020, we entered into an agreement with MorphoSys AG to conduct clinical studies to investigate the combination of plamotamab and tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), first-line DLBCL, and relapsed or refractory follicular lymphoma (FL). MorphoSys and Incyte Corporation will provide tafasitamab for the studies, which Xencor will sponsor and fund. We plan to initiate a Phase 1/2 study evaluating the combination in patients with relapsed or refractory DLBCL in the second half of 2021.

Atreca, Inc.

In July 2020, we entered into an agreement with Atreca, Inc., to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. During a three-year research term, Atreca will provide antibodies against novel tumor targets through its discovery platform from which we will engineer XmAb bispecific antibodies that bind to the CD3 receptor on T cells. The two companies will share research costs equally during the research term. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50% of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, each partner has the option to pursue up to two programs independently, with a royalty in the mid- to high-single digit percentage range payable on net sales to the other partner.

The University of Texas MD Anderson Cancer Center

In September 2020, we entered into an agreement with MD Anderson, in which we will provide funding over a five-year period, and MD Anderson will collaborate to design and execute additional clinical studies with our portfolio of XmAb drug candidates, including novel bispecific antibody and cytokine candidates. We own all rights to the programs and results generated from these studies.

In December 2020, we entered into a second agreement with MD Anderson to develop novel CD3 bispecific antibody therapeutics for the potential treatment of patients with cancer. MD Anderson will work to identify and develop potential antibodies, and we will apply its our Fc bispecific technology to create therapeutic candidates. MD Anderson will then conduct and fund all preclinical activities to advance candidates toward clinical studies. We have certain exclusive options to license worldwide rights to develop and commercialize potential new medicines arising from the collaboration.

Our Research and Development Pipeline

We have used our XmAb Fc platforms and protein engineering capabilities to produce a growing pipeline of drug candidates in clinical and preclinical development. These include multiple oncology candidates using our bispecific Fc domain, including bispecific antibody and cytokine candidates. We continue to advance these candidates as additional options for clinical development by us or as out-licensing opportunities. We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our XmAb technology. These licenses may require us to pay upfront fees, development and commercial milestone payments, and if commercial products are approved, royalties on net sales.

Human Capital Management

Our Employees and Commitment to Diversity, Equity, and Inclusion

Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting, retaining, and developing our employees. We seek and support a diverse population of employees without regard to race, gender or sexual orientation. As of December 31, 2020, we had 202 full-time employees, representing a 22% increase in our employee workforce as compared to December 31, 2019. Of these, 156 were engaged in research and development activities, and 46 are engaged in business development, information systems, facilities, human resources or administrative support. Of these employees, 42 hold Ph.D. degrees, and 6 hold M.D. degrees. None of our employees are represented by any collective bargaining unit. We believe we maintain good relations with our employees.

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as December 31, 2020, was 53% non-white and 55% women. In addition, as of December 31, 2020, women made up 22% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves.

We seek to provide human capital policies that provide for the health, safety and welfare of our employees as well as professional development and training. In 2020 in connection with the ongoing pandemic we implemented the following policies:

●	Instituted a remote work mandate for all non-laboratory staff and provided technical support and training to enable employees to continue to perform their responsibilities while working remotely;
●	Implemented onsite safety procedures for all laboratory staff which includes mandatory weekly onsite SARS-CoV-2 virus testing for all laboratory employees and their household members, reimbursement of 100% of medical insurance costs for all onsite employees, and fully paid time off for any employee that missed time due to the COVID-19 virus including for the care of family members; and
●	Provided additional compensation for onsite employees and provided additional days off for all employees.

We provide compensation packages designed to attract and retain high-quality employees, and all of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent and that they are fair and equitable across our workforce with respect to gender, race, and other personal characteristics. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including an attractive mix of healthcare, insurance, and other benefit plans. We deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also dependent care, mental health, and other wellness benefits.

●	We also value career development for all employees, and we provide reimbursement and time for employees to attend professional development courses ranging from technical training, competency-based workshops and leadership development programs facilitated by external partners who are experts in their respective fields. Direct managers also take an active role in identifying individualized development plans to assist their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce.

Market Opportunity

Our drug candidates that use the XmAb bispecific Fc domain, including plamotamab, XmAb717, vibecotamab, tidutamab, XmAb841, XmAb104 and XmAb306: We are developing our bispecific antibody and cytokine candidates to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the United States (U.S.). The American Cancer Society estimates that in 2021 there will be approximately 1.9 million new cases of cancer and approximately 608,570 deaths from cancer. The National Institutes of Health (NIH) estimated that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2020 were projected to reach at least $158.0 billion (in 2010 dollars).

Intellectual Property

The foundation for our XmAb technology and our product candidates and partnering is the generation and protection of intellectual property for novel antibody and cytokine therapeutics. We combine proprietary computational methods for amino acid sequence design with laboratory generation and testing of new antibody and cytokine compositions. Our design and engineering team prospectively assesses, with patent counsel, the competitive landscape with the goal of building broad patent positions and avoiding third-party intellectual property.

As a pioneer in Fc domain engineering, we systematically scanned the structure of the Fc domain to discover Fc variants. We have filed patent applications relating to thousands of specific Fc domain variants with experimental data on specific improvements of immune function, pharmacokinetics, structural stability, and novel structural constructs. We have filed additional patent applications derived from these applications as we discover new properties of the Fc variants and as new business opportunities arise. We continually seek to expand the intellectual property coverage of our technology and candidates and invest in discovering new Fc domain technologies, antibody product candidates, and cytokine product candidates.

Our patent estate, on a worldwide basis, includes over 1,000 issued patents and pending patent applications which we own, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage product candidates and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.

The patent expiration in the U.S. and major foreign countries (ex-U.S.) for our key technologies and drug candidates is set forth below. We have pending applications filed that may extend the exclusivity of some of our technology and products:

Technology	Patent Expiry
Cytotoxic	2025 U.S.; 2024 Ex-U.S.
Immune Inhibitor	2028 U.S.; 2025 Ex-U.S.
Xtend	2025 U.S.; 2028 Ex-U.S.
Bispecific	2034 U.S. and Ex-U.S.
CD3 T Cell Engagers	2035 U.S. and Ex-U.S.
CD28 T Cell Engagers	2040 U.S. and Ex-U.S.

Company Products	Patent Expiry
Obexelimab (XmAb5871)	2029 U.S.; 2028 Ex-U.S.
Plamotamab	2035 U.S. and Ex-U.S.
Vibecotamab	2035 U.S.; 2036 Ex-U.S.
Tidutamab	2037 U.S. and Ex-U.S.
XmAb717, XmAb841, XmAb104	2037 U.S. and Ex-U.S.
XmAb564	2038 U.S. and Ex-U.S.
XmAb819	2040 U.S. and Ex-U.S.
XmAb306	2038 U.S.; 2037 Ex-U.S.

Partnered Products	Patent Expiry
Monjuvi (tafasitamab)	2029 U.S.; 2027 Ex-U.S.
Ultomiris	2025 U.S.; 2028 Ex-U.S.
AIMab7195 (XmAb7195)	2029 U.S. and Ex-U.S.

The Hatch-Waxman Act permits a patent term extension for FDA-approved drugs, including biological products, of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively the ACA) created a regulatory scheme authorizing the FDA to approve biosimilars via an abbreviated licensure pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." The "biosimilar" application must include specific information demonstrating biosimilarity based on data derived from: (1) analytical studies, (2) animal studies, and (3) a clinical study or studies that are sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed, except that FDA may waive some of these requirements for a given application. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years after the date of first licensure. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. The law does not change the duration of patents granted on biological products. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application (BLA) for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent proposals to repeal or modify the ACA and it is uncertain how any of those proposals, if approved, would affect these provisions.

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

Further, we seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We have obtained registrations for the Xencor trademark, as well as certain other trademarks, which we use in connection with our pharmaceutical research and development services and our clinical-stage products, including XmAb, PDA, Protein Design Automation, Proteins By Design and Antibodies By Design. We currently have registrations for Xencor and PDA in the United States, Australia, Canada, the European Community, and Japan, for Protein Design Automation in the United States, Australia, Canada and the European Community, and for XmAb in the United States, Australia, Canada, the European Community and Japan.

Third Party Vendors and Suppliers

Our internal research activities are focused on early research stage and preclinical activities and studies. We rely on third party vendors, suppliers and contractors for all other research, development and clinical activities. We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not relying on third parties for all of our manufacturing needs. We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of bispecific antibody and cytokine development candidates and also our obexelimab development candidate. We have used third party manufacturers for all our bispecific antibody and cytokine candidates which include:

vibecotamab, plamotamab, tidutamab, XmAb717, XmAb841, XmAb104, XmAb306, and XmAb564. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. Obexelimab is produced by mammalian cell culture of a Chinese hamster ovary cell line that expresses the antibody, followed by multiple purification and filtration steps typical of those used for monoclonal antibodies. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development. We have successfully completed clinical trials with subcutaneous formulations for obexelimab which have been manufactured with third party contract manufacturers. In February 2020, we entered into a License, Development and Commercialization Agreement for XmAb7195 (Aimmune Agreement) with Aimmune Therapeutics, Inc. (Aimmune). Under the Aimmune Agreement, Aimmune will assume all future manufacturing of XmAb7195.

KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our bispecific antibody and cytokine development candidates: vibecotamab, plamotamab, tidutamab, XmAb717, XmAb841, XmAb104, XmAb306, and XmAb564 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60-day notice, or in the event of a bankruptcy of a party. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

Cell Line Agreements with Selexis

In December 2015, we entered into a master service agreement (Selexis Agreement) with Selexis SA (Selexis) for the manufacture of Selexis cell lines. Under the terms of the Selexis Agreement, Selexis will manufacture cell lines for the antibody candidates provided by us and upon completion of the cell lines, we have the option to take an unrestricted commercial license to the cell line. The terms of each commercial license require us to make payments upon achievement of certain development and regulatory milestones and we will also pay royalties based on a percentage of net sales for products that are derived from or utilize the Selexis cell line. The royalty is less than 1%.

Selexis has manufactured cell lines for all our bispecific antibody and cytokine drug candidates, and we currently have commercial licenses to the Selexis cell line for the following bispecific antibody and cytokine candidates: vibecotamab, plamotamab, tidutamab, XmAb717, XmAb841, XmAb104, XmAb306 and XmAb564.

License Agreements with BIO-TECHNE

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin receptor 2 (SSTR2). The variable domain of this antibody is incorporated in our tidutamab drug candidate. Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development and regulatory milestones, and royalties based on a percentage of net sales from products that are derived from the tidutamab program. The royalty is less than 1%.

We entered into a second agreement with BIO-TECHNE effective February 2018 for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1 antibody. We expect to use this protein in certain of our oncology drug candidates. Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development, regulatory and sales milestones, and royalties based on a percentage of net sales from products that are derived from the PD-1 antibody. The royalty is 1%.

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

Patheon is currently conducting process transfer, process development and cGMP manufacturing for our obexelimab program and process development and cGMP manufacturing for our XmAb819 program.

Competition

We compete in an industry that is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Our competitors include pharmaceutical companies, biotechnology companies, academic institutions, and other research organizations. We compete with these parties for promising targets for antibody-based therapeutics, new technology for optimizing antibodies and cytokines, and in recruiting highly qualified personnel. Many competitors and potential competitors have substantially greater scientific, research, and product development capabilities as well as greater financial, marketing and sales, and human resources than we do. In addition, many specialized biotechnology firms have formed collaborations with large, established companies to support the research, development, and commercialization of products that may be competitive with ours. Accordingly, our competitors may be more successful than we may be in developing, commercializing, and achieving widespread market acceptance. In addition, our competitors’ products may be more effective, more effectively developed, or more effectively marketed and sold than any treatment we or our development partners may commercialize, which may render our product candidates obsolete or noncompetitive before we can recover the expenses related to developing and commercializing any of our product candidates.

Competition in the field of cancer drug development is intense, with hundreds of compounds in clinical trials. Many large pharmaceutical companies and other smaller biotechnology companies are developing competing bispecific antibody platforms, and many of these companies have advanced multiple drug candidates into clinical development, including Amgen Inc.; Genmab A/S; Macrogenics, Inc.; Merus N.V.; Regeneron Pharmaceuticals, Inc.; Roche Holding AG; and Zymeworks Inc.

We are developing bispecific antibody drug candidates engineered to direct cytotoxic T cell killing of tumor cells, by engaging the CD3 receptor on T cells and an antigen on tumor cells. Regarding plamotamab, other companies developing CD3 bispecific antibodies directed to CD20, an antigen expressed on many blood tumors, include AbbVie Inc. and Genmab A/S; IGM Biosciences, Inc.; Regeneron Pharmaceuticals, Inc.; and Roche Holding AG. Other antibodies, antibody drug candidates and cell therapies are in development or approved to treat patients with non-Hodgkin lymphomas. Regarding vibecotamab, other companies developing CD3 bispecific antibodies directed to CD123, an antigen expressed on myeloid tumors, include Aptevo Therapeutics Inc. and Macrogenics, Inc.

We are also developing several bispecific antibody drug candidates engineered to selectively engage the immune system in order to treat patients with cancer, such as XmAb717, XmAb841 and XmAb104. Immuno-oncology is a competitive field within the biotechnology and pharmaceutical industries, and most large pharmaceutical companies are developing drug candidates, have marketed medicines in this space, or both: AstraZeneca plc; Bristol-Myers Squibb Company; GlaxoSmithKline plc; Merck & Co., Inc.; Novartis AG; Pfizer Inc.; Roche Holding AG; and Sanofi S.A.

While tuning the binding affinities plays a crucial role in designing the mechanism of action for this class of bispecific antibody, smaller companies advancing clinical programs that, like XmAb717, dually target the immune checkpoint receptors PD-1 and CTLA-4 include Akeso, Inc. and Macrogenics, Inc.

Several companies are developing engineered cytokines intended to activate specific immune cell populations in order to treat patients with cancer and/or autoimmune diseases, including Alkermes plc; Amgen Inc.; Cue Biopharma, Inc.; Cytune Pharma; Eli Lilly and Company; IGM Biosciences, Inc.; ImmunityBio, Inc.; Kadmon Holdings, Inc.; Medicenna Therapeutics Corp.; Nektar Therapeutics, Inc.; Neoleukin Therapeutics, Inc.; Novartis AG; Pandion Therapeutics, Inc.; Roche Holding AG; Sanofi S.A.; Sutro Biopharma, Inc.; and Xilio Therapeutics, Inc.

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

U.S. Government Regulation

We are subject to extensive regulation by the U.S. and other countries. Regulation by government authorities is a significant factor in the development, manufacture, distribution and ongoing research activities. All our products in development will require regulatory approval by government agencies prior to commercialization. In particular, drugs and biologic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, tracking, tracing and record-keeping of drugs and biologic products and their marketing.

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations, and other laws including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a BLA to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial civil or criminal sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, warning letters, product recalls, product seizures, total or partial suspension of production, or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

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

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability, and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness. The FDA or responsible Institutional Review Board may place a trial on hold at any time related to perceived risks to patient safety. Phases of clinical development include:

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

If the product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages, or the indications for use may otherwise be limited and may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require post marketing studies, sometimes referred to as Phase 4 testing, which involves clinical trials designed to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Corporate Information

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number is (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (www.sec.gov).

Item 1A. Risk Factors.

Summary of Risk Factors

We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this “Risk Factors” section. Please carefully consider all of the information in this Form 10-K, including the full set of risks set forth in this
“Risk Factors” section, and in our other filings with the U.S. Securities and Exchange Commission before making an investment decision regarding Xencor.

We have reviewed our risk factors and categorized them into five specific categories:

1.	Risks related to our unique and specific business operations as a small biotechnology company. These risks include:

●	Our success depends on our ability to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products. We cannot be certain our candidates will receive regulatory approval or be successfully commercialized.
●	The clinical development stage of our operations may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.

2.	Risks specifically related to our financial position, capital requirements and ownership of our common stock. These risks include:

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
●	We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
●	Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through licensing may require us to relinquish rights to our technology or product candidates.
●	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

3.	Risks related to our intellectual property. These risks include:

●	If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
●	We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	We may be required to reduce the scope of our intellectual property due to third party intellectual property claims.
●	Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
●	If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
●	If we do not obtain patent term extension and data exclusivity for any therapeutic candidates we develop, our business may be materially harmed.

4.	Risks related to our dependence on third parties. These risks include:

●	Our patent protection and prosecution for some of our product candidates is dependent on third parties.
●	We rely on third party manufacturers for the manufacture of our XmAb engineered antibodies. This entails a complex process and manufacturers often encounter difficulties in production. If we, or any of our third-party manufacturers, encounter any loss of our master cell banks or if any of our third party manufacturers otherwise fail to comply with their contractual obligations, the development or commercialization of our product candidates could be delayed or stopped.
●	Our existing partnerships are important to our business, and future partnerships may also be important to us. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.
●	We rely upon third party contractors, and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
●	We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

5.	Risks related to our industry. These risks include:

●	Clinical trials are expensive and take years to conduct, and the outcome of such clinical trials is uncertain. Clinical trials may fail to prove our product candidates are safe and effective. This could lead to delays, downsizing or termination of clinical development plans for any our product candidates.
●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our industry is subject to competition for skilled personnel and the challenges we face to identify and retain key personnel could impair our ability to effectively conduct and grow our operations.
●	The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.
●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Our current and future relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.
●	Present and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	Even if we are able to commercialize any product candidates, our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.
●	Our business involves the controlled use of hazardous materials, and as such we are subject to environmental and occupational safety laws. Continued compliance with these laws may incur substantial costs and failure to maintain compliance could result in liability for damages that may exceed our resources.

Risks Related To Our Company

Our success depends on our ability to use and expand our XmAb technology platform to build a pipeline of product candidates and develop marketable products. We cannot be certain our candidates will receive regulatory approval or be successfully commercialized.

We use our proprietary XmAb technology platform to develop engineered antibodies, with an initial focus on four properties: immune inhibition, cytotoxicity, extended half-life and most recently, heterodimeric Fc domains enabling molecules with dual target binding. This platform has led to our current pipeline of candidates as well as the other programs that utilize our technology and that are being developed by our partners and licensees. While we believe our preclinical and clinical data to date, together with our established partnerships, has validated our platform to a degree, most of the programs are in early stages of development. Although drug candidates incorporating our Fc technology, or Fc candidates, have been approved by the FDA, other product candidates have not yet been, and may never lead to, approved or marketable therapeutic antibody products. Even if we are successful in continuing to build our pipeline, the potential candidates that we identify may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

The clinical development stage of our operations may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to raising capital, staffing our company, developing our proprietary XmAb technology platform, identifying potential product candidates, conducting preclinical studies and clinical trials, developing partnerships and business planning. We have conducted, or are currently conducting, early phase clinical trials for several product candidates, but have not completed any late stage clinical trials for these or any other product candidate. We have not yet demonstrated our ability to successfully complete any pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we were further advanced in development of our product candidates.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We believe to be successful will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

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

While we have managed to maintain our operations during the COVID-19 pandemic, additional developments with this pandemic or another epidemic or pandemic, could cause significant disruptions to our business operations, business operations of our partners, on whom we rely for potential revenue, and product development collaborations; operations of our third-party manufacturers and CROs, on which we rely to conduct our clinical trials; and to our clinical trials, including as a result of significant restrictions or bans on travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials. Such disruptions could impede, delay, limit or prevent our employees and CROs from continuing research and development activities.

Although the COVID-19 pandemic has not materially affected our clinical development for the year ended December 31, 2020, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and are specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our and our partners’ ability to enroll and recruit patients in current and future clinical trials. Our success is dependent on our ability and the ability of our partners to advance our wholly-owned and partnered development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. Completion of our ongoing clinical and preclinical studies or commencement of new clinical trials could be impeded, delayed, limited or prevented by the effects of the COVID-19 pandemic and related restrictions including negative effects on the production, delivery or release of our product candidates to our clinical trial sites, as participation by our clinical trial investigators, patients or other critical staff, which to could delay data collection, analysis and other related activities, any of which could cause delay or denial of regulatory approval of our product candidates. The delay and impact on enrollment cannot be determined at this time and will depend on the length and severity of the COVID-19 pandemic. Continued delays on our clinical and preclinical studies or trials will increase our costs and expenses and seriously harm our operations and financial condition, which will adversely affect our business.

The COVID-19 pandemic could also potentially affect the business of the FDA as well as other health regulatory authorities, which could result in delays in our communications with these authorities and ultimately in the ability for us and our partners to have drug products approved.

The COVID-19 pandemic and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairment of our ability to raise capital when needed. The trading prices for biopharmaceutical companies’ stock, including our common shares have been highly volatile as a result of the COVID-19 pandemic. In addition, a recession, depression, or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common shares.

The COVID-19 pandemic could potentially affect our partnerships and collaborations which provide us with revenue and non-dilutive payments in the form of upfront payments, milestone payments, royalties, and cost-sharing of co-development programs. If our partners’ and collaborators’ operations are severely affected by the COVID-19 pandemic, it will adversely affect our future potential revenue from such partners and collaborators.

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

The COVID-19 pandemic could adversely affect our supply chain for our research, development, and clinical programs. We rely on third party vendors for research supplies, development activities including manufacturing of drug product for our clinical studies and testing of drug material. In the third quarter of 2020, several manufacturing vendors notified us of critical supply shortages which will delay the development timelines for our earlier stage development programs by three to six months. We currently do not expect these supply shortages to delay the timelines for our programs that are already in clinical studies. However, if this supply disruption extends for more than the expected three to six months, it will extend the timelines for advancing our earlier stage programs further and could also delay the current timelines for advancing our existing clinical programs. If any other vendors in our supply chain of products or services are also severely affected from the COVID-19 pandemic, it will adversely affect our ability to continue our research and development activities and also continue our clinical trial activities.

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

Risks Specifically Related to our Financial Position, Capital Requirements and Ownership of Our Common Stock

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2020, we incurred a net loss $69.3 million and as of December 31, 2020, we had an accumulated deficit of $365.7 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition and results of operations.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.

We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still in the early stages of developing our product candidates, and we have not completed development of any of our wholly-owned products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform and drug candidates for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize and market, product candidates. We do not anticipate generating revenues from sales of our own products in the foreseeable future that will provide sufficient proceeds to fund our operations on an ongoing basis.

Our ability to generate future revenues from licensing our proprietary XmAb technologies and drug candidates depends heavily on our and our partners’ success in advancing drug candidate that they have licensed from us or developed using one of our technologies. Our partners face the same development, regulatory and market risk for advancing their drug candidates and their ability to successfully advance these partnered programs will affect potential milestones and royalties we could earn under our collaboration agreements. Further, our partners may decide not to pursue, or decide to deprioritize our programs due to changing priorities which could affect our future potential revenue from such arrangements.

Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies and trials in addition to those that we currently anticipate, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Even if we or our partners are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations, which may not be available to us on favorable terms, if at all.

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.

As of December 31, 2020, we had $604.0 million in cash, cash equivalents and marketable securities. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

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

Prior to our initial public offering (IPO), there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $55.33. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

1.	adverse results or delays, or cancellations of clinical trials by us or our partners;
2.	inability to obtain additional funding;
3.	changes in laws or regulations applicable to our products;
4.	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
5.	adverse regulatory decisions;
6.	changes in the structure of healthcare payment systems;
7.	introduction of new products or technologies by our competitors;
8.	failure to meet or exceed product development or financial projections we provide to the public;
9.	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
10.	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
11.	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
12.	additions or departures of key scientific or management personnel;
13.	significant lawsuits, including patent or stockholder litigation;
14.	changes in the market valuations of similar companies;
15.	sales of our common stock by us or our stockholders in the future; and
16.	trading volume of our common stock.

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

Based on information available to us as of December 31, 2020 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 67% of our voting stock.

Therefore, our officers, directors and 5% stockholders and their affiliates will have the ability to influence us through this ownership position and so long as they continue to beneficially own a significant amount of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval and this concentration of ownership may deprive other stockholders from realizing the true value of our common stock. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals, offers for our common stock or other transactions or arrangements that you may believe are in your best interest as one of our stockholders.

Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through licensing may require us to relinquish rights to our technology or product candidates.

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Existing stockholders may not agree with our financing plans or the terms of such financings. If we are unable to obtain additional funding on required timelines, we may be required to:

1. seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;

2. relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

3. significantly curtail one or more of our research or development programs or cease operations altogether. Additional funding may not be available to us on acceptable terms, or at all.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year until 2023 by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2020, we had options to purchase 7,751,789 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors and consultants, covering up to 11,479,096 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the TCJA, our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2020, is limited. It is uncertain if and to what extent various states will conform to the TCJA. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is also possible that we have in the past undergone, and in the future may undergo, ownership changes that could result in additional limitations on our net operating loss and tax credit carryforwards.

As a result, our pre-2018 NOL carryforwards may expire prior to being used. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, which is responsible for appointing the members of our management. In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our Board of Directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay, or prevent someone from acquiring us or merging with us. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Further, the listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals, and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations increase our legal and financial compliance costs and also make some activities more time-consuming and costly. These reporting requirements, rules, and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees, or as executive officers.

Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2020, we held over 1,000 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

1.	we may fail to seek patent protection for inventions that are important to our success;
2.	our pending patent applications may not result in issued patents;
3.	we cannot be certain that we are the first to invent the inventions covered by pending patent applications or that we were the first to file such applications and, if we are not, we may be subject to priority disputes;
4.	we may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications;
5.	we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;

6.	we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a certain country. We, our collaborators or, our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;
7.	the claims of our issued patents or patent applications when issued may not cover our product candidates;
8.	no assurance can be given that our patents would be declared by a court to be valid or enforceable or that a competitor’s technology or product would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the PTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;
9.	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim;
10.	third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;
11.	there may be dominating patents relevant to our product candidates of which we are not aware;
12.	our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel. Opinions from such patent counsel or lawyers may not be correct or may be based on incomplete facts;
13.	obtaining regulatory approval for biopharmaceutical products is a lengthy and complex process, and as a result, any patents covering our product candidates may expire before, or shortly after such product candidates are approved and commercialized;
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

We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We currently rely, and may in the future rely, on certain intellectual property rights licensed from third parties to protect our technology and certain product candidates, and we may enter into additional license agreements in the future. As part of our discovery and development activities, we routinely evaluate in-licenses from academic and research institutions. We have licensed and sublicensed certain intellectual property relating to our Xtend technology from a third party. We have also sublicensed certain intellectual property rights related to our CD3 bispecific technology from a third party, and we have licensed certain intellectual property rights from a third party related to our tidutamab and our IL-15 product candidates. We also license certain rights to the underlying cell lines for all our product candidates from third parties. Under these licenses, we have no right to control patent prosecution of the intellectual property or to enforce the patents, and as such the licensed rights may not be adequately maintained by the licensors. The termination of these or other licenses could also prevent us from commercializing product candidates covered by the licensed intellectual property.

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

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partners' ability to utilize the affected intellectual property in our drug discovery and development efforts, and our ability to enter into collaboration or marketing agreements for an affected product or therapeutic candidate, may be adversely affected.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued patents owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including vibecotamab, plamotamab, tidutamab, XmAb717, XmAb104, XmAb841, and XmAb819 will putatively expire in 2033. We are additionally aware of several patents and pending applications directed to the use of IL-15 fused with Fc domains, and in some cases in combination with targeting domains, that might be relevant to XmAb306, with putative expirations ranging from 2025 to later than 2032. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271€(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. We believe there exists reasonable arguments of invalidity for the Genentech patent, the Merus patents and the IL-15 patents; however, we cannot assure that if challenged in litigation for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors, and collaborators to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and non-compete agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide for a meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or collaborators, either accidentally or through willful misconduct, will not cause serious damage to our programs and/or our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States or Europe. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

If we do not obtain patent term extension and data exclusivity for any therapeutic candidates we develop, our business may be materially harmed.

Depending upon the timing, duration, and specifics of any FDA marketing approval of any therapeutic candidates we may develop, one or more of our owned or licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request or we fail to choose the most optimal patents to extend, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

Risks Related to Our Dependence on Third Parties

Our patent protection and prosecution for some of our product candidates is dependent on third parties.

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors.

We rely on third-party manufacturers for the manufacture of our XmAb-engineered antibodies. This entails a complex process and manufacturers often encounter difficulties in production. If we, or any of our third-party manufacturers, encounter any loss of our master cell banks or if any of our third-party manufacturers otherwise fail to comply with their contractual obligations, the development or commercialization of our product candidates could be delayed or stopped.

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

Our partnership and license agreements include those we have announced with Janssen Genentech, Novartis, Amgen, MorphoSys, Alexion and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

1.	collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships. For example, in 2020, Amgen notified us of its decision to return the rights to AMG 424 to us under the terms of the Amgen Agreement, and in December 2018, Novartis notified us of its decision to return the rights to plamotamab to us under the terms of the Novartis Agreement;
2.	our Novartis Agreement requires us to co-develop worldwide with Novartis our lead bispecific antibody candidate, vibecotamab, and share development costs. Such an arrangement may require us to incur substantial costs in excess of our available resources;
3.	our Genentech Agreement requires that we fund 45% of worldwide development costs of XmAb306 and other IL-15 candidates. Such an arrangement may require us to incur substantial costs in excess of available resources;
4.	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
5.	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
6.	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
7.	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

8.	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
9.	while we have generally retained the right to maintain and defend our intellectual property under our agreements with collaborators, certain collaborators may not properly maintain or defend certain of our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information;
10.	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
11.	collaborators may learn about our technology and use this knowledge to compete with us in the future;
12.	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
13.	there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and
14.	the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.

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

We rely upon third-party contractors, and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.

We outsource manufacturing, certain functions, testing and services to contract research organizations (CROs), medical institutions and collaborators, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We also have engaged, and may in the future engage, a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, biologic supply or services as agreed upon or in a quality fashion and we could suffer significant delays in the development of our products or processes.

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

Risks Related To Our Industry

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

Our industry is subject to competition for skilled personnel and the challenges we face to identify and retain key personnel could impair our ability to effectively conduct and grow our operations.

Attracting and retaining the highly qualified management, scientific and medical personnel necessary for us to successfully implement our business strategy is extremely competitive in the biotechnology industry. Our industry is experiencing an increasing rate of competition in hiring and retaining employees and in turnover of management personnel. We depend heavily on our current management team, whose services are critical to the successful implementation of our product candidate development and regulatory strategies. In order to induce valuable employees to continue their employment with us, we have provided equity incentives that vest over time. The value to employees of this equity is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Since 2016 we have been increasing the number of our employees and expanding the scope of our operations with a goal of advancing multiple clinical candidates into development. The increase in our number of employees places a significant strain on our management, operations, and financial resources, and we may have difficulty managing this growth. As we continue to grow our operations and advance our clinical programs into later stages of development, it will require us to recruit and retain employees with additional knowledge and skill sets and no assurance can be provided that we will be able to attract employees with the necessary skill set to assist in our growth. Many of the other biotechnology and pharmaceutical companies and academic institutions that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. We also may employ consultants or part-time and contract employees. There can be no assurance that these individuals are retainable. While we have been able to attract and retain skilled and experienced personnel and consultants in the past, no assurance can be given that we will be able to do so in the future.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States and outside the US as biologics.

If we experience delays in obtaining approval, or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired which would adversely affect our business, prospects, financial condition and results of operations.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may require us to comply with to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business.

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

Present and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Healthcare reform measures, if approved, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we or our partners commercialize any products. Human therapeutic products involve the risk of product liability claims and associated adverse publicity. Currently, the principal risks we face relate to patients in our clinical trials, who may suffer unintended consequences. Claims might be made by patients, healthcare providers or pharmaceutical companies or others. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources.

General Risk Factors

Our intellectual property may be infringed upon by a third party.

Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture or, sale of certain products by us. There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.

We may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third-party contractors, clinical investigators, and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry at least $10.0 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal laboratory and administrative facilities are located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease 48,000 square feet of laboratory and office space in Monrovia, California. The original lease was for 24,000 square feet under a lease that was set to expire in June 2020. In April and September 2020, we entered into amendments to the lease that extended the term under the original terms through October 2020. In November 2020, we entered into an amendment to the lease which extends the lease to December 2025.

In July 2017, under a separate lease agreement, we entered into a lease for an additional 24,000 square feet of space in the same building. The lease includes a 64-month term for the additional 24,000 square feet with an option to renew for an additional five years at then market rates. The lease terms for the original space were not amended. In June 2017, we entered into a lease for 23,500 of office space in San Diego. The lease term has a 61-month term beginning August 2017 and includes an option to renew for an additional five years. We believe that our existing facilities are adequate to meet our current needs and that suitable additional alternative spaces will be available to meet future needs on commercially reasonable terms.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 16, 2021, the closing price for our common stock as reported on the Nasdaq Global Market was $50.09.

Holders of Record

As of February 16, 2021, we had 57,945,225 shares of common stock outstanding held by approximately 185 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2015 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The selected financial data set forth below as of December 31, 2020, and 2019, and for the years ended December 31, 2020, 2019, and 2018, are derived from our audited financial statements included elsewhere in this Annual Report. This information should be read in conjunction with those financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data set forth below as of December 31, 2017 and 2016 are derived from our audited financial statements that are contained in reports previously filed with the SEC, not included herein. Periods prior to 2018 have been revised to reflect the adoption of Accounting Standards Codification Topic 606 (ASC 606) related to changes in standards for revenue recognition. (Amounts are in thousands, except share and per share amounts).

	Year Ended
	December 31,
	2020	2019	2018	2017	2016
Statement of Operations:
Revenues	$122,694	$156,700	$40,603	$46,150	$109,020
Operating expenses:
Research and development	169,802	118,590	97,501	71,772	51,872
General and administrative	29,689	24,286	22,472	17,501	13,108
Total operating expenses	199,491	142,876	119,973	89,273	64,980
Income (loss) from operations	(76,797)	13,824	(79,370)	(43,123)	44,040
Other income (expenses)
Interest income, net	7,264	13,619	9,086	4,181	2,070
Other income (expense)	200	(256)	(125)	(7)	6
Total other income, net	7,464	13,363	8,961	4,174	2,076
Net income (loss) before tax	(69,333)	27,187	(70,409)	(38,949)	46,116
Income tax expense (benefit)	—	312	—	(463)	991
Net income (loss) attributable to common stockholders	$(69,333)	$26,875	$(70,409)	$(38,486)	$45,125
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(1,087)	2,132	837	(367)	(925)
Comprehensive income (loss)	$(70,420)	$29,007	$(69,572)	$(38,853)	$44,200

Net income (loss) per share attributed to common stockholders (1):
Basic	$(1.21)	$0.48	$(1.31)	$(0.82)	$1.09
Diluted	$(1.21)	$0.46	$(1.31)	$(0.82)	$1.07
Weighted average shares of common stock used in computed net income (loss) attributable to common stockholders:
Basic	57,212,737	56,531,439	53,942,116	46,817,756	41,267,329
Diluted	57,212,737	58,467,880	53,942,116	46,817,756	42,388,867
(1)	See Note 1 to our Annual Financial Statements appearing elsewhere in this document for a description of the method used to calculate basic and diluted income (loss) per common share.

	As of December 31,
	(in thousands)
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$604,033	$601,308	$530,469	$363,328	$403,476
Working capital	516,611	491,847	261,874	158,229	50,720
Patents, licenses, and other intangible assets, net	15,977	14,421	11,969	11,148	10,362
Total assets	703,244	670,250	576,732	390,202	429,263
Deferred revenue	92,615	47,131	40,079	60,118	80,168
Total stockholders’ equity	$572,444	$593,201	$521,681	$316,464	$337,933

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We are advancing a broad portfolio of clinical-stage drug candidates from our proprietary XmAb® technology platforms. We use our protein engineering capabilities to increase our understanding of protein structure and interactions and to design new XmAb technologies and development candidates with improved properties. In contrast to conventional approaches to antibody design, which focus on the segment of antibodies that interact with target antigens, our protein engineering efforts and the XmAb technologies are focused on the Fc domain, the part of an antibody that interacts with multiple segments of the immune system and controls antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered Fc domains, the XmAb technology, can be readily substituted for natural Fc domains.

Our protein engineering capabilities and XmAb technologies enable us and our partners to develop antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, our capabilities have enabled us to develop an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our XmAb technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Currently, there are two marketed drugs that have been developed with our XmAb technologies.

Refer to Part I, Item 1, "XmAb Bispecific Technologies" and "Other XmAb Fc Technologies" in the description of our business included in this Annual Report on Form 10-K for a discussion of our core Fc technology platforms.

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business, including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the year ended December 31, 2020, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have instituted quarantines, restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. Our partner Vir Biotechnology, Inc. is evaluating VIR-7831, an antibody that targets the SARS-CoV-2 virus in a Phase 3 study. VIR-7831 incorporates our Xtend Fc technology for longer duration of action. VIR-7832, which also targets the SARS-CoV-2 virus, also incorporates Xtend technology and is in the preclinical stages of development.

●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected our ability to generate revenues for the year ended December 31, 2020. During the year, we received $165 million from our partnerships and collaborations including those with MorphoSys, Alexion, Gilead, Janssen, Aimmune and Omeros.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such Ultomiris® and Monjuvi®, the ability of our partners to advance their programs through regulatory approval, and the ability of our partners to advance our partnered programs into later stages of development, which provide us with potential milestone payments. If the pandemic continues for an extended period and adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients in six clinical programs, and our partner Genentech is enrolling patients in the Phase 1 study of our co-development program XmAb306 (also known as RG6323). Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more of our XmAb technologies. Although the COVID-19 pandemic has not materially affected the development of our clinical programs for the year ended December 31, 2020, some of our clinical programs temporarily experienced slower patient enrollment, and the initiations of new studies for certain programs have been delayed as a result of the COVID-19 pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research and development activities: We require all non-laboratory employees to work remotely, and we have implemented additional health, safety and environmental procedures for all onsite laboratory research employees. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of December 31, 2020, these activities have continued without interruption from the pandemic.

Our development activities include initiating a Phase 1 study of XmAb564 in healthy volunteers and conducting IND-enabling studies for XmAb819. Several other bispecific antibody and cytokine programs are in earlier stages of development. During the third quarter of 2020, the manufacturers of our drug supplies notified us of critical shortages of materials used in their manufacturing processes due to pandemic-related reallocation of resources. The shortages will not affect our current clinical programs as we have sufficient drug supply to continue the ongoing trials without interruption. However, the shortages have extended the development timelines of early-stage development candidates, including XmAb819, by three to six months based on current information from our vendors. The development timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply interruption extends longer than current estimates.

Advancements in our Clinical Portfolio of XmAb Bispecific Antibodies and Cytokine Candidates

Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 studies for seven wholly owned or co-development candidates to treat patients with many different types of cancer, and an eighth, to be developed for patients with autoimmune disease, is expected to enter clinical development in early 2021.

Plamotamab (CD20 x CD3): At the ASH Annual Meeting in December 2019, we presented preliminary safety and anti-tumor activity from the Phase 1 dose-escalation study of plamotamab in B-cell malignancies, including from patients with relapsed or refractory NHL. The early results indicated that plamotamab was generally well tolerated and demonstrated encouraging clinical activity as a monotherapy. We are currently enrolling patients in the ongoing monotherapy dose-escalation study and plan to initiate additional studies in 2021.

In November 2020, we entered a strategic clinical collaboration with MorphoSys AG to investigate the chemotherapy-free triple combination of plamotamab, tafasitamab and lenalidomide in patients with relapsed or refractory DLBCL, first-line DLBCL and relapsed or refractory FL. Plamotamab, which redirects T cells to tumors, and tafasitamab, a CD19-directed XmAb antibody, combine powerful and distinct immune pathways, and this collaboration is designed to generate new clinical insights and accelerate development timelines for the program. MorphoSys and Incyte will provide tafasitamab for the studies, which we will sponsor and fund. Tafasitamab is co-commercialized in the U.S. by MorphoSys and Incyte and is marketed as Monjuvi. Monjuvi, the second product with XmAb technology to be approved for commercial marketing, was approved by the U.S. FDA in July 2020.

XmAb717 (PD-1 x CTLA-4): In November 2020, we presented updated data from the Phase 1 study of XmAb717 in patients with multiple types of advanced solid tumors at the Annual Meeting of SITC. Five cohorts in the expansion portion of the study enrolled patients with melanoma, RCC, NSCLC, CRPC and other cancers without approved checkpoint therapies. XmAb717 was generally well-tolerated, and the most common treatment-related adverse events were irAEs; however, rates of irAEs, including colitis, were lower than typically observed with CTLA-4 blockade. The efficacy analysis included evaluable patients at the recommended dose level, 10.0 mg/kg. A complete response was observed in a patient with melanoma, and partial responses were observed in multiple tumor types, including melanoma, RCC, NSCLC, CRPC and ovarian cancer. The objective response rate across cohorts was 19%. Across the expansion cohorts, approximately half of evaluable patients had at least 10% tumor shrinkage from baseline assessments, and nearly all these reductions occurred in patients with prior checkpoint inhibitor treatment. The median duration of response was 119 days at the time of the data cut off, and 24 patients remained on treatment as of September 30, 2020.

Of nine patients with prostate cancer who had baseline and follow-up PSA assessments, one achieved a PSA reduction of greater than 50 percent. Two additional patients achieved reductions of greater than 30 percent, one of whom had an unconfirmed partial response by RECIST. Six of these nine patients remained on therapy as of the cut-off date. In the first half of 2021, we plan to initiate a Phase 1b study of XmAb717 for patients with certain molecular subtypes of CRPC, as a monotherapy or in combination depending on the subtype, as these patients represent a high unmet medical need.

Vibecotamab (CD123 x CD3): In December 2020, we presented updated data from the Phase 1 study of vibecotamab in patients with relapsed or refractory AML at the ASH Annual Meeting. While CRS was the most common adverse event, the majority was observed in the first dose and was generally manageable with premedication. The efficacy analysis included evaluable patients who received a dose of at least 0.75 mcg/kg, completed at least the first cycle of treatment and had at least one post-treatment disease assessment. Two patients achieved CR, and three patients achieved a CR with incomplete hematologic recovery. Additionally, two patients reached a morphologic leukemia-free state, and one patient experienced partial remission, as assessed by the investigator. The ORR was 15%. Responses appeared to be associated with lower baseline disease burden, indicated by patients with lower blast percentages and lower PD1 expression on CD8+ and CD4+ T cells. Seven responders had a baseline blast count less than or equal to 25% blasts in bone marrow. The ORR increased to 26% when using this threshold to define the population with low disease burden for the analyses. We are continuing the dose escalation study and are reviewing data with our partner, Novartis, in planning additional studies of vibecotamab.

Tidutamab (SSTR2 x CD3): In October 2020, we presented initial dose-escalation data from the ongoing Phase 1 study in patients with NET. Tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study. Peripheral blood biomarkers indicated tidutamab induced acute and sustained T-cell activation at this dose, and a dose-dependent increase in proliferation and activation markers of CD8+ T cells was observed, which is consistent with tidutamab’s mechanism of action. The best overall response was stable disease in the analysis to describe clinical activity, and the median duration of treatment was approximately seven months. Completion of enrollment and longer follow-up are required to evaluate progression-free survival and the clinical utility of tidutamab for patients with NETs, which are an indolent, slow-growing tumor type. Considering the biomarker analysis from this study and tidutamab’s encouraging safety profile, we plan to initiate an additional clinical study for patients with Merkel cell carcinoma and small cell lung cancer, SSTR2-expressing tumor types known to be responsive to immunotherapy, in early 2021.

XmAb306/RO7310729 (IL15/IL15Rα-Fc Cytokine): In March 2020, Genentech dosed the first patient in a Phase 1 dose-escalation study evaluating XmAb306, our first cytokine candidate, as a single agent and in combination with atezolizumab for patients with advanced solid tumors. XmAb306 is an IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program, as well as other potential IL-15 programs, in collaboration with Genentech. We retain the right to perform clinical studies with XmAb306, as well as with other collaboration programs developed in combination with other therapeutic agents, subject to certain restrictions and at our sole expense. Genentech has dosed cohorts of the Phase 1 study of XmAb306 in combination with atezolizumab and at least one additional combination study is currently being planned.

XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned IL2-Fc fusion that we intend to develop for the treatment of patients with autoimmune diseases. In January 2021, the IND application for XmAb564 was allowed by the FDA, and we plan to initiate a Phase 1 study in healthy volunteers in early 2021.

XmAb698 (CD38 x CD3): In 2015, Amgen licensed rights to our preclinical CD38 x CD3 bispecific antibody program and developed AMG 424, which they evaluated in a Phase 1 study. Amgen terminated the program in the second quarter of 2020, indicating it was stopped for adverse events that were likely CD38 target related. Under the terms of the agreement, the rights to the CD38 program, including AMG 424, reverted to us. A new study is currently being planned to start later this year, for the program, which we have renamed XmAb698.

Additional wholly owned XmAb bispecific antibody programs in Phase 1 clinical studies include XmAb841 (CTLA-4 x LAG-3) and XmAb104 (PD-1 x ICOS). We continue enrolling patients with advanced solid tumors to these studies.

Advancements Expanding XmAb Bispecific Platforms

We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates. We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we recently introduced CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers CD3 bispecifics to address an expanded set of tumor antigens. Our lead XmAb 2+1 bispecific antibody candidate is XmAb819, a first-in-class ENPP3 x CD3 bispecific antibody. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low level expression on normal tissues. We presented preclinical data from this program and two other XmAb 2+1 bispecific antibody programs at the AACR Virtual Annual Meeting II in June 2020, and we plan to submit an IND application for XmAb819 in 2021.

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. Our CD28 platform is also the subject of our collaboration with Janssen Biotech, Inc., announced in December 2020, where we are creating and characterizing CD28 bispecific antibody candidates against a prostate tumor target specified by Janssen. We are also advancing our wholly owned CD28 candidates including our lead candidate, a B7-H3 x CD28 bispecific antibody designed to be evaluated for the treatment of patients with a range of solid tumors, and it is currently advancing through preclinical development. We presented preclinical data from the CD28 program at the SITC Annual Meeting in November 2020.

Progress Across Partnerships

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb technologies and drug candidates with partnerships, collaborations and licenses. Through these arrangements we generate revenues in the form of upfront payments, milestone payments and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in the form of keeping major geographic commercial rights; profit-sharing; co-development options; and the right to conduct studies with drug candidates developed in the collaboration. The types of arrangements that we have entered with partners include product licenses, novel bispecific antibody collaborations, technology licensing agreements and strategic collaborations.

Product Licenses

Product licenses are arrangements in which we have internally developed drug candidates and, based on a strategic review, licensed partial or full rights to third parties to continue development and potential commercialization. We seek partners that can provide infrastructure and resources to successfully develop our drug candidates, have a track record of successfully developing and commercializing medicines, or have a portfolio of development-stage candidates and commercialized medicines which could potentially be developed in rational combinations with our drug candidates.

The U.S. FDA approved Monjuvi (tafasitamab-cxix), the second product with XmAb technology to be approved for commercial marketing, in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of certain adult patients with relapsed or refractory DLBCL, and it was created and initially developed by us. Monjuvi is co-commercialized in the U.S. by MorphoSys and Incyte. The European Marketing Authorization Application for tafasitamab is currently under review by the European Medicines Agency. In 2020, we earned a total of $37.5 million in regulatory milestones and royalties of $1.5 million on net sales of Monjuvi.

In February 2020, we granted Aimmune Therapeutics, Inc., subsequently acquired by Nestlé S.A., an exclusive worldwide license to develop and commercialize the investigational humanized monoclonal antibody XmAb7195, which has been renamed AIMab7195. Aimmune indicated plans to develop AIMab7195 as an adjunctive treatment with its pipeline of oral immunotherapies to explore treatment outcomes in patients with food allergies. Nestlé is solely responsible for costs related to the development and potential commercialization of AIMab7195, and additional studies of AIMab7195 are planned. In 2020, Xencor received an upfront payment of $9.6 million in cash and Aimmune stock.

In October 2020, a second IL-15 cytokine candidate, which is engineered with a target-specific binding arm, was approved for further preclinical exploration under our Genentech collaboration. As a Collaboration Product under the agreement, we share in 45% of development and commercialization costs, while Genentech will pay for commercial launch costs, and we will receive a 45% share of net profits from sales from all collaboration products, while also sharing in the net losses at the same percentage rate. We are eligible to receive up to $180.0 million in clinical milestone payments for this candidate.

In November 2020, we entered into an agreement with a newly formed, privately held biotechnology company to which we licensed the exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease: XmAb6755, XPro9523 and XmAb10717. These programs incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. We received a 15% equity interest in the company, and we will also receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

Novel Bispecific Antibody Collaborations

Novel bispecific antibody collaborations are arrangements in which our partner seeks to create a bispecific antibody using one or more of our XmAb bispecific technologies. Our partners provide an antibody or a tumor-associated antigen, and we conduct limited research and development to create potential bispecific antibody candidates for further development and commercialization by our partners.

In November 2020, we entered an agreement with Janssen Biotech, Inc., focused on the discovery of XmAb bispecific antibodies against CD28, an immune co-stimulatory receptor on T cells, and an undisclosed prostate tumor target, for the potential treatment of patients with prostate cancer. Additionally, we have a right to access select, predefined agents from Janssen’s portfolio of clinical-stage drug candidates and commercialized medicines to evaluate potential combination therapies in prostate cancer with agents in our own pipeline, subject to some limitations. Janssen has the same right with our portfolio to evaluate potential combination therapies in prostate cancer, as well. The ability to study combinations of therapies from both companies’ prostate cancer portfolios leverages our broad clinical pipeline and Janssen's leading prostate cancer therapeutics portfolio. In 2020, we received a $50 million upfront payment from Janssen.

In 2020, we received a $2.5 million milestone payment related to our agreement with Astellas Pharma, Inc., which has advanced an XmAb bispecific candidate into IND enabling studies. Under our March 2019 agreement with Astellas, we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further development by Astellas. In 2019, we completed delivery of the bispecific candidates to Astellas for further development and potential commercialization.

Other XmAb bispecific antibodies being developed by our partners include Amgen's AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which being evaluated in a Phase 1 study for patients with prostate cancer, and an undisclosed bispecific antibody candidate being developed by Novartis, which is also in Phase 1 development.

Technology License Agreements

We enter into technology licensing agreements in which we license access to one or more of our XmAb Fc technologies on a restricted basis, typically to an XmAb Cytotoxic Fc Domain and/or the Xtend Fc Domain. Our partners are responsible for all research, development and commercialization activities of the drug candidates. The plug-and-play nature of XmAb technologies allows us to license access to our platforms with limited or no internal research and development activities.

Alexion’s Ultomiris uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S., Europe and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. In 2020, we earned $16.2 million in royalties and $10.0 million in sales-based milestone payments from Alexion.

In January 2020, we entered an agreement with Gilead Sciences, Inc., under which Gilead has access to our Xtend and Cytotoxic XmAb Fc technologies for developing and commercializing elipovimab (GS-9722), Gilead’s effector-enhanced broadly neutralizing anti-HIV antibody, as well as up to three additional anti-HIV antibodies. In 2020, Gilead exercised all three options. Gilead has advanced elipovimab and GS-9723 into Phase 1 clinical studies. In 2020, we received $13.5 million in upfront and option payments from Gilead.

In March 2020, we entered a second agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies being investigated as potential treatments for patients with COVID-19, as well as prophylactic use against infection from the SARS-CoV-2 virus. Vir has commenced a Phase 3 clinical study of VIR-7831 for the early treatment of COVID-19 patients who are at high risk of hospitalization and has indicated plans to initiate a clinical study of VIR-7832 in the near future.

In August 2020, we entered into an agreement with Omeros Corporation, under which we provided Omeros a non-exclusive license to access our Xtend Fc technology, an exclusive license to apply Xtend Fc technology to an identified antibody and options to apply Xtend Fc technology to three additional antibodies. In 2020, we received an upfront payment of $5.0 million from Omeros.

In December 2020, we entered into an agreement with MiRagen Therapeutics, Inc., in which we provided MiRagen a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. MiRagen subsequently changed its name to Viridian Therapeutics, Inc. We received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million.

Strategic Collaborations

We enter into strategic collaborations where we can create synergies between our partners' strengths and assets and our own protein engineering capabilities, XmAb technologies and XmAb drug candidates. Through these arrangements we seek to create new drug candidates, investigate novel combination therapies and potentially identify additional indications for our portfolio of XmAb drug candidates.

In July 2020, we entered an agreement with Atreca, Inc., to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. We are conducting a three-year research program in which Atreca will provide antibodies against novel tumor targets through its discovery platform from which we will engineer XmAb bispecific antibodies that bind to the CD3 receptor on T cells. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50% of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the two joint programs. In addition, the agreement allows each partner the option to pursue up to two programs independently, with a mid- to high-single digit percent royalty payable on net sales to the other partner.

In September 2020, we entered an agreement with The University of Texas MD Anderson Cancer Center, under which we will design and execute new investigator-sponsored clinical studies with our portfolio of XmAb drug candidates. We are committing $10.0 million in funding and supporting these studies over an initial five-year term.

In November 2020, we entered the clinical collaboration with MorphoSys and Incyte to investigate the combination of plamotamab, tafasitamab and lenalidomide in patients with relapsed or refractory DLBCL, first-line DLBCL and relapsed or refractory follicular lymphoma (FL).

In December 2020, we entered into a second agreement with MD Anderson to develop novel CD3 bispecific antibody therapeutics for the potential treatment of patients with cancer. MD Anderson will work to identify and develop potential antibodies, and we will apply its our Fc bispecific technology to create therapeutic candidates. MD Anderson will then conduct and fund all preclinical activities to advance candidates toward clinical studies. We have certain exclusive options to license worldwide rights to develop and commercialize potential new medicines arising from the collaboration.

Refer to Part IV, Item 15, Note 10, "Collaboration and Licensing Agreements" of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements, our product licensing agreements, and our technology licensing agreements. Revenue recognized from our collaboration and product licensing agreements includes non-refundable upfront payments, milestone payments and royalties on net sales of approved products while revenue from our technology licensing agreements includes upfront payments, option payments to obtain commercial licenses, milestone payments and royalties on net sales of approved products. Since our inception through December 31, 2020, we have generated $545.6 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration, product licensing and technology licensing revenue for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended
	December 31,
	2020	2019	2018
Aimmune	$9.6	$—	$—
Amgen	—	5.0	0.6
Alexion	26.2	13.0	20.0
Astellas	3.5	14.0	—
Genentech	3.5	113.9	—
Gilead	13.5	—	—
MiRagen/Viridian	6.0	—	—
MorphoSys	39.0	—	—
Novartis	—	10.0	20.0
Omeros	5.0	—	—
Vir	0.3	0.8	—
Private BioCo	16.1	—	—
Total	$122.7	$156.7	$40.6

Research and Development Expenses

The following is a comparison of research and development expenses for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Year Ended
	December 31,
	2020	2019	2018
External research and development expenses	$94.2	$52.2	$48.2
Internal research and development expenses	54.7	43.4	36.5
Stock based compensation	20.9	23.0	12.8
Total	$169.8	$118.6	$97.5

Internal research and development expenses consist primarily of salaries, benefits, related personnel costs, supplies, and allocated overhead including facility costs. External research and development expenses include preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include contract research organizations (CRO) and contract manufacturing organizations (CMO) to conduct clinical trials, manufacturing and process development, IND-enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate contract manufacturing, preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with manufacturing, research institutions and clinical research organizations that manufacture and conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period-to-period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate additional and later stage clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment.

We expect that our future research and development expenses will increase overspending levels in recent years if we are successful in advancing our current clinical-stage drug candidates or any of our preclinical programs into later stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.

Our research and development operations are conducted such that design, management and evaluation of results of all of our research and development is performed internally, while the execution of certain phases of our research and development programs, such as toxicology studies in accordance with Good Laboratory Practices (GLP), and manufacturing in accordance with current Good Manufacturing Practices (cGMP), is accomplished using CROs and CMOs. We account for research and development costs on a program-by-program basis except in the early stages of research and discovery, when costs are often devoted to identifying preclinical candidates and improving our discovery platform and technologies, which are not necessarily allocable to a specific development program. We assign costs for such activities to distinct projects for preclinical pipeline development and new technologies. We allocate research management, overhead, commonly used laboratory supplies and equipment, and facility costs based on the percentage of time of full-time research personnel efforts on each program.

The following is a comparison of research and development expenses for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended
	December 31,
	2020	2019	2018
Product programs:
Obexelimab (XmAb5871)	$2.9	$17.5	$23.0

Bispecific programs:
CD3 programs:
Vibecotamab*	12.4	11.6	9.3
Plamotamab	33.8	12.3	5.6
Tidutamab	14.9	11.4	7.8
XmAb819 (ENPP3 x CD3)	7.4	0.5	—
Total CD3 programs	68.5	35.8	22.7

Tumor microenvironment (TME) activator programs:
XmAb717	26.4	13.0	8.7
XmAb104	13.3	7.8	14.5
XmAb841	10.6	7.4	9.9
Total TME activator programs	50.3	28.2	33.1

Cytokine programs:
XmAb306/RG6323*	12.0	17.0	7.7
XmAb564	15.4	5.0	—
Total cytokine programs	27.4	22.0	7.7

Subtotal bispecific programs	146.2	86.0	63.5

Other, research and early stage programs	20.7	15.1	11.0

Total research and development expenses	$169.8	$118.6	$97.5

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

Other Income, Net

For the years ended December 31, 2020, 2019 and 2018, other income, net consists primarily of interest income from our investments during the years.

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

The terms of our license and research and development and collaboration agreements generally include non-refundable upfront payments, research funding, co-development reimbursements, license fees, and milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

The terms of our licensing agreements include non-refundable upfront fees, contractual payment obligations for the achievement of pre-defined preclinical, clinical, regulatory and sales-based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

In certain transactions for licensing of our technologies or our product candidates, we may receive an equity interest from our partners as full or partial consideration for an upfront payment due under the arrangement. We record the initial equity at its fair value and mark the value to market quarterly for publicly traded securities and review for impairment for equity that is not publicly traded on a national exchange.

Capitalized Intellectual Property Costs

We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes where the technology has alternative uses. The net capitalized patents, licenses and other intangible assets as of December 31, 2020 and 2019 was $16.0 million and $14.4 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio creates the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, milestone payments and royalties made by our collaboration partners for licensing our technologies and product candidates.

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

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such charges are reflected as general and administrative expenses.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have concluded that there are no material uncertain tax positions and have not recorded an income tax expense or liability for uncertain tax positions as of December 31, 2020.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted into law, which beginning in 2018, made several changes to U.S. corporate income tax provisions including a reduction in the U.S. corporate rate from a maximum rate of 35% to 21% effective January 1, 2018. The TCJA also allowed net operating losses incurred after January 1, 2018 to be carried forward indefinitely.

The other material change in our tax provision from the TCJA is elimination of the U.S. corporate alternative minimum tax (AMT) system and allowance for a tax refund for AMT credit carryovers as of December 31, 2017, which do not expire. We received a tax refund of $0.8 million in each of 2019 and 2020 related to federal AMT credit carryovers.

We recorded net deferred tax assets of $106.0 million as of December 31, 2020, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2020, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $213.6 million; $68.0 million of such losses were incurred prior to December 31, 2017 and $145.6 million were incurred in the years ending on or after December 31, 2018. We also had available tax credit carryforwards of $26.7 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2020 of $161.4 million, and available state tax credit carryforwards of approximately $14.3 million, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards incurred prior to January 1, 2018 expire starting in 2026; state net operating loss carryforwards expire starting in 2035; and federal tax credit carryforwards begin to expire starting in 2020. Approximately $0.3 million of federal tax credits will expire if unused from 2020 through 2024.

No income tax expense or benefit was recorded for the year ended December 31, 2020. We recorded an income tax expense of $0.3 million related to state AMT for the year ended December 31, 2019, and no income tax expense or benefit was recorded for the year ended December 31, 2018.

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

We calculate the fair value of stock-based compensation awards using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions, including volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and the fair value of the underlying common stock on the date of grant.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in millions):

	Year ended
	December 31,
	2020	2019	Change
Revenues:
Research collaboration	$4.5	$16.3	$(11.8)
Milestone	50.2	23.2	27.0
Licensing	50.2	112.2	(62.0)
Royalties	17.8	5.0	12.8
Total revenues	122.7	156.7	(34.0)
Operating expenses:
Research and development	169.8	118.6	51.2
General and administrative	29.7	24.3	5.4
Total operating expenses	199.5	142.9	56.6
Other income, net	7.5	13.4	(5.9)
Income tax expense	—	0.3	(0.3)
Net income (loss)	$(69.3)	$26.9	$(96.2)

Revenues

Research collaboration revenues in 2020 and 2019 represent revenue recognized under our Genentech and Astellas agreements.

Milestone payments increased by $27.0 million in 2020 over 2019 amounts primarily due to receiving milestones from Alexion, Astellas, and MorphoSys in 2020 compared to milestones received from Amgen, Alexion, and Novartis in 2019.

Licensing revenues in 2020 primarily consist of revenues recognized from various technology and product license agreements entered throughout the year, and licensing revenues in 2019 primarily consist of revenues recognized from our Genentech agreement.

Royalty revenues for 2020 represent revenue recognized from our Alexion and MorphoSys agreements while royalty revenues in 2019 represent royalties from our Alexion agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended
	December 31,
	2020	2019	Change
Product programs:
Obexelimab (XmAb5871)	$2.9	$17.5	$(14.6)

Bispecific programs:
CD3 programs:
Vibecotamab*	12.4	11.6	0.8
Plamotamab	33.8	12.3	21.5
Tidutamab	14.9	11.4	3.5
XmAb819 (ENPP3 x CD3)	7.4	0.5	6.9
Total CD3 programs	68.5	35.8	32.7

Tumor microenvironment (TME) activator programs:
XmAb717	26.4	13.0	13.4
XmAb104	13.3	7.8	5.5
XmAb841	10.6	7.4	3.2
Total TME activator programs	50.3	28.2	22.1

Cytokine programs:
XmAb306/RG6323*	12.0	17.0	(5.0)
XmAb564	15.4	5.0	10.4
Total cytokine programs	27.4	22.0	5.4

Subtotal bispecific programs	146.2	86.0	60.2

Other, research and early stage programs	20.7	15.1	5.6

Total research and development expenses	$169.8	$118.6	$51.2

*Includes net reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $51.2 million in 2020 over 2019 amounts as we continue to expand our pipeline of bispecific antibody and cytokine candidates. Increased research and development spending in 2020 was driven by increased spending on our plamotamab, XmAb819, XmAb717 and XmAb564 programs and was partially offset by lower spending on our obexelimab program during the year.

General and Administrative Expenses

General and administrative expenses increased by $5.4 million in 2020 over 2019 amounts primarily due to an increase in staffing, professional expenses and spending on intellectual property and licenses.

Other Income, Net

Other income, net decreased by $5.9 million in 2020 over 2019 amounts reflecting decreases in interest income earned on our investments in marketable securities, due to declining in interest rates in 2020.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the year ended December 31, 2019 and 2018 (in millions):

	Year Ended
	December 31,
	2019	2018	Change
Revenues:
Research collaboration	$16.3	$20.1	$(3.8)
Milestone	23.2	20.5	2.7
Licensing	112.2	—	112.2
Royalties	5.0	—	5.0
Total revenues	156.7	40.6	116.1
Operating expenses:
Research and development	118.6	97.5	21.1
General and administrative	24.3	22.5	1.8
Total operating expenses	142.9	120.0	22.9
Other income, net	13.4	9.0	4.4
Income tax benefit	0.3	—	0.3
Net income (loss)	$26.9	$(70.4)	$97.3

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

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2019 and 2018 (in millions):

	Year Ended
	December 31,
	2019	2018	Change
Product programs:
Obexelimab (XmAb5871)	$17.5	$23.0	$(5.5)

Bispecific programs:
CD3 programs:
Vibecotamab*	11.6	9.3	2.3
Plamotamab	12.3	5.6	6.7
Tidutamab	11.4	7.8	3.6
XmAb819 (ENPP3 x CD3)	0.5	—	0.5
Total CD3 programs	35.8	22.7	13.1

Tumor microenvironment (TME) activator programs:
XmAb717	13.0	8.7	4.3
XmAb104	7.8	14.5	(6.7)
XmAb841	7.4	9.9	(2.5)
Total TME activator programs	28.2	33.1	(4.9)

Cytokine programs:
XmAb306/RG6323*	17.0	7.7	9.3
XmAb564	5.0	—	5.0
Total cytokine programs	22.0	7.7	14.3

Subtotal bispecific programs	86.0	63.5	22.5

Other, research and early stage programs	15.1	11.0	4.1

Total research and development expenses	$118.6	$97.5	$21.1

*Includes net payments from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $21.1 million in 2019 over 2018 amounts as we continue to expand our pipeline of bispecific antibody and cytokine candidates. Increased spending on our CD3 bispecific and our cytokine programs offset reduced spending on our TME activator candidates during the year.

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

Liquidity and Capital Resources

Since our inception, our operations have been primarily financed through proceeds from public offering, private sales of our equity, and payments received under our collaboration and development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

We have incurred substantial operating losses since our inception, and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our bispecific antibody and cytokine product candidates, evaluate opportunities for the potential clinical development of our other preclinical programs, and continue our research efforts.

In 2020, we received a total of $165 million in upfront payments, milestones and royalties in connection with licensing of our technologies and products.

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

At December 31, 2020, we had $604.0 million of cash, cash equivalents and marketable debt securities compared to $601.3 million at December 31, 2019. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and royalty payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$(5,004)	$64,374	$(79,756)
Investing activities	100,192	(50,970)	(164,767)
Financing activities	18,044	10,662	254,241
Net increase in cash and cash equivalents	$113,232	$24,066	$9,718

Operating Activities

Net cash used by operating activities for the year ended December 31, 2020 reflects that upfront and milestone payments and royalties received in the year funded a majority of the operating expenses incurred during the year. Net cash provided by operating activities for the year ended December 31, 2019 reflects upfront and milestone payments received in excess of operating expenses, while net cash used in operations for the years ended December 31, 2018 reflects operating expenses in excess of milestone payments primarily for advancing our pipeline of bispecific antibody candidates during such years.

Investing Activities

Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2020, we redeemed $114.0 million of marketable securities, net of $643.7 million of purchase. In 2019, we purchased $39.9 million of marketable securities, net of $456.9 million of proceeds from sales and maturities. In 2018, we purchased $155.7 million in marketable securities, net of $222.1 million of proceeds from sale and maturities. We acquired $3.2 million, $3.7 million and $1.9 million of intangible assets in the years ended December 31, 2020, 2019 and 2018, respectively. We purchased $10.5 million, $7.4 million and $7.2 million of capital equipment for the years ended December 31, 2020, 2019 and 2018 respectively. The increase in capital expenditure in 2020 compared to 2019 and 2018 is primarily due to facility improvements for our laboratory facilities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020 and 2019 consists primarily of cash from stock option exercises and the sales of shares under the ESPP.

Net cash provided by financing activities during the year ended December 31, 2018 consists primarily of net proceeds from our March 2018 follow-on public offering and cash from stock option exercises and the sale of shares under the ESPP.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2020 (in thousands):

Payments due by period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 years
Operating lease obligation relating to facilities (1)	$6,645	$2,428	$2,800	$1,417	$—
(1)	Consists of operating leases on our corporate headquarters in Monrovia, CA encompassing two floors of 24,000 square feet each that expire in December 2025 and September 2022, respectively, and on our San Diego, CA offices encompassing 24,000 square feet that expires in August 2022.

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

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin receptor 2 (SSTR2). The variable domain of this antibody is incorporated in our tidutamab drug candidate. Under this license agreement, we may be required to make $3.8 million in additional contingent payments which include $800,000 of clinical milestones and $3.0 million of regulatory milestones, in addition to royalties upon commercial sales of products of less than 1%. We made an upfront payment of $200,000 in connection with this license and made a Phase 1 milestone payment of $100,000 in 2018. We have not made any additional milestone payments under this arrangement.

We entered into a second agreement with BIO-TECHNE, effective February 2018, for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1. Under this license agreement, we may be required to make $22.0 million in additional contingent payments which include $1.5 million of clinical milestones, $4.5 million of regulatory milestones and milestones on the achievement of certain sales of $16.0 million, in addition to royalties upon commercial sales of products of 1%. We made an upfront payment in connection with this license in 2019 and have not made any additional payments under this license agreement.

In November 2015, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our vibecotamab drug candidate. We made an upfront payment of 50,000 Swiss Francs (CHF) in connection with the license and may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND submission. There were no additional milestone payments made under this license agreement.

In February 2016, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our plamotamab drug candidate. In connection with the license, we may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. During 2016, we made a CHF 100,000 milestone payment in connection with an IND submission. There were no additional milestone payments made under this license agreement.

In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for each of our bispecific antibody and cytokine drug candidates: tidutamab, XmAb717, XmAb841, XmAb104, XmAb306, XmAb564 and XmAb819. The terms for each agreement are identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2018, we made three milestone payments of CHF 85,000 each in connection with three separate IND submissions. In 2019, we made a milestone payment of CHF 75,000 in connection with an IND submission, and in 2020, we recorded a milestone payment due of CHF 75,000 in connection with an IND submission.

In December 2012, we entered into a Cross-License Agreement with MedImmune, LLC (MedImmune) for a non-exclusive license to certain MedImmune patents related to half-life technology. Under the terms of the agreement, we may be obligated to make contingent payments in connection with the use of our Xtend™ technology, including use by us in our development candidates and also for use by our licensees. These contingent payments total $250,000 per program and include $150,000 in clinical milestones and $100,000 in regulatory milestones. In addition, we may be obligated to make contingent payments for tiered sales milestones on the sale of approved products from $20,000 per year to $1.0 million per year. Our obligations to make payments under this agreement expire in December 2021. We made milestone payments under this agreement of $125,000, $75,000 and $375,000 for 2018, 2019 and 2020, respectively.

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

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Xencor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xencor, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 23, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue Recognition—Collaboration and Licensing Agreements

As discussed in Note 10 to the financial statements, the Company entered into collaboration and licensing agreements during the year ended December 31, 2020. These contracts contain multiple performance obligations. Management’s identification of the performance obligations requires significant judgment, including whether the performance obligations are distinct and capable of being distinct, which requires management to evaluate whether the customer can benefit from the good or service on its own, or together with other resources readily available to the customer. Management applies significant judgment in determining the revenue recognition for these collaboration and licensing contracts including the identification of and accounting for all performance obligations and the calculation of the standalone selling price (SSP) for each identified performance obligation. The Company’s estimate of SSP for each performance obligation within these customer contracts requires management to consider many factors, including external market data as well as an estimate of future profitability. For each performance obligation identified, the Company recognizes revenue upon transfer of control of promised intellectual property and technology licenses or upon delivery of research and development services to its collaboration and licensing partners in an amount that reflects the consideration the Company expects to receive in exchange for those licenses or services.

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

Our audit procedures related to the Company’s collaboration and licensing contracts included the following, among others:

●	We obtained and read the collaboration and licensing agreements and evaluated the completeness of the performance obligations identified by management, and performed an evaluation of whether these performance obligations were distinct and capable of being distinct.

●	We obtained an understanding of the relevant controls related to the collaboration and licensing contracts and tested such controls for design, implementation and operating effectiveness, including management review controls related to identifying distinct performance obligations and when transfer of control is satisfied, and determining the SSP over each of the identified performance obligations.

●	We tested management’s process used to estimate the SSP by evaluating the models, including testing the accuracy and completeness of data used, and reasonableness of assumptions applied by management.

●	As each contract has multiple performance obligations, we also tested the allocation of the transaction price to each performance obligation based upon the SSP.

We have served as the Company’s auditor since 2015.

/s/ RSM US LLP

Los Angeles, California
February 23, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Xencor, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Xencor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, of the Company and our report, dated February 23, 2021, expressed an unqualified opinion.

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

/s/ RSM US LLP

Los Angeles, California
February 23, 2021

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$163,544	$50,312
Marketable securities	434,156	479,470
Equity securities	5,303	—
Accounts receivable	11,443	21,574
Income tax receivable	—	502
Contract asset	12,500	—
Prepaid expenses and other current assets	10,726	6,547
Total current assets	637,672	558,405
Property and equipment, net	21,682	15,805
Patents, licenses, and other intangible assets, net	15,977	14,421
Marketable securities - long term	1,030	71,526
Equity securities - long term	16,071	—
Income tax receivable	—	402
Right of use asset	10,600	9,380
Other assets	212	311
Total assets	$703,244	$670,250
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,954	$10,189
Accrued expenses	17,603	8,995
Lease liabilities	1,889	2,169
Deferred revenue	92,615	45,205
Total current liabilities	121,061	66,558
Lease liabilities, net of current portion	9,739	8,565
Deferred revenue, net of current portion	—	1,926
Total liabilities	130,800	77,049
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 57,873,444 issued and outstanding shares at December 31, 2020 and 56,902,301 issued and outstanding at December 31, 2019	580	569
Additional paid-in capital	937,525	887,873
Accumulated other comprehensive income	74	1,161
Accumulated deficit	(365,735)	(296,402)
Total stockholders’ equity	572,444	593,201
Total liabilities and stockholders’ equity	$703,244	$670,250

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Revenue
Collaborations, licenses, milestones and royalties	$122,694	$156,700	$40,603
Operating expenses
Research and development	169,802	118,590	97,501
General and administrative	29,689	24,286	22,472
Total operating expenses	199,491	142,876	119,973
Income (loss) from operations	(76,797)	13,824	(79,370)
Other income (expense)
Interest income, net	7,264	13,619	9,086
Other income (expense)	200	(256)	(125)
Total other income, net	7,464	13,363	8,961

Income (loss) before income tax	(69,333)	27,187	(70,409)
Income tax expense	—	312	—
Net income (loss)	(69,333)	26,875	(70,409)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale	(1,087)	2,132	837
Comprehensive income (loss)	$(70,420)	$29,007	$(69,572)

Net income (loss) per share attributable to common stockholders:
Basic	$(1.21)	$0.48	$(1.31)
Diluted	$(1.21)	$0.46	$(1.31)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	57,212,737	56,531,439	53,942,116
Diluted	57,212,737	58,467,880	53,942,116

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income	Deficit	Equity
Balance, December 31, 2017	47,002,488	470	570,670	(1,808)	(252,868)	316,464
Sale of common stock, net of issuance cost	8,395,000	84	245,420	—	—	245,504
Issuance of common stock upon exercise of stock awards	824,731	8	7,609	—	—	7,617
Issuance of common stock under the Employee Stock Purchase Plan	57,323	1	1,119	—	—	1,120
Comprehensive loss	—	—	—	837	(70,409)	(69,572)
Stock-based compensation	—	—	20,548	—	—	20,548
Balance, December 31, 2018	56,279,542	563	845,366	(971)	(323,277)	521,681
Issuance of common stock upon exercise of stock awards	543,887	5	9,264	—	—	9,269
Issuance of common stock under the Employee Stock Purchase Plan	67,561	1	1,392	—	—	1,393
Issuance of restricted stock units	11,311	—	—			—
Comprehensive income	—	—	—	2,132	26,875	29,007
Stock-based compensation	—	—	31,851	—	—	31,851
Balance, December 31, 2019	56,902,301	569	887,873	1,161	(296,402)	593,201
Issuance of common stock upon exercise of stock awards	858,470	9	16,608	—	—	16,617
Issuance of common stock under the Employee Stock Purchase Plan	50,318	1	1,426	—	—	1,427
Issuance of restricted stock units	62,355	1	(1)	—	—	—
Comprehensive loss	—	—	—	(1,087)	(69,333)	(70,420)
Stock-based compensation	—	—	31,619	—	—	31,619
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	$572,444

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(69,333)	$26,875	$(70,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,794	4,298	3,251
Amortization of premium on marketable securities	(272)	(4,321)	(394)
Stock-based compensation	31,619	31,851	20,548
Abandonment of capitalized intangible assets	535	221	239
Loss on disposal of assets	4	8	102
Loss (gain) on sale of marketable securities available-for-sale	(153)	—	74
Equity received in connection with license agreement	(26,660)	—	—
Cash redemption of equity received in connection with license agreement	5,390	—	—
Change in fair value of equity security	(105)	—	—

Changes in operating assets and liabilities:
Accounts receivable	10,131	(11,321)	(9,045)
Interest receivable	1,190	(387)	(535)
Prepaid expenses and other current assets	(4,170)	3,828	(4,769)
Income tax receivable	895	704	(84)
Contract asset and deposits	(12,401)	—	(46)
Accounts payable	(1,235)	6,392	(3,072)
Accrued expenses	8,608	(667)	4,182
Deferred rent	—	(1,513)	398
Income tax payable	—	—	(157)
Lease liabilities and ROU assets	(325)	1,354	—
Deferred revenue	45,484	7,052	(20,039)
Net cash provided by (used in) operating activities	(5,004)	64,374	(79,756)
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	757,617	456,923	222,125
Proceeds from sale of property and equipment	1	—	9
Purchase of marketable securities	(643,658)	(496,855)	(377,840)
Purchase of intangible assets	(3,229)	(3,685)	(1,935)
Purchase of property and equipment	(10,539)	(7,353)	(7,212)
Proceeds from repayment of loan receivable	—	—	86
Net cash provided by (used in) investing activities	100,192	(50,970)	(164,767)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	16,617	9,269	7,617
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,427	1,393	1,120
Proceeds from issuance of common stock	—	—	260,245
Common stock issuance costs	—	—	(14,741)
Net cash provided by financing activities	18,044	10,662	254,241
Net increase in cash and cash equivalents	113,232	24,066	9,718
Cash and cash equivalents, beginning of year	50,312	26,246	16,528
Cash and cash equivalents, end of year	$163,544	$50,312	$26,246
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$15	$11	$16
Taxes	$—	$400	$233
Supplemental Schedule of Noncash Investing Activities
Net unrealized gain (loss) on marketable securities available-for-sale	$(1,087)	$2,132	$837

See accompanying notes to the financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We create our product candidates using our proprietary XmAb technology platforms, which focus on the portion of an antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can increase antibody immune inhibition, improve cytotoxicity, extend half-life and most recently are used to create bispecific antibodies and cytokines.

Our operations are based in Monrovia, California and San Diego, California.

Basis of Presentation

The Company’s financial statements as of December 31, 2020, 2019, and 2018 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).

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

Pronouncements not yet effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The standard removes specific exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. The Company does not anticipate that the standard will have a significant impact on its financial statements.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which amends a variety of topics in the Accounting Standards Codification to improve consistency and clarify guidance. The amendment is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the amendment and does not anticipate that it will have an impact on its financial statements.

Revenue Recognition

We have, to date, earned revenue from research and development collaborations, which may include research and development services, licenses of our internally developed technologies, licenses of our internally developed drug candidates, or combinations of these.

The terms of our license, research and development and collaboration agreements generally include non-refundable upfront payments, research funding, co-development payments and reimbursements, license fees, and milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

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

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $92.6 million and $47.1 million at December 31, 2020 and 2019, respectively.

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

We capitalize acquired research and development technology licenses and third-party contract rights where such assets have an alternative use and amortize the costs over the shorter of the license term or the expected useful life. We review the license arrangements and the amortization period on a regular basis and adjust the carrying value or the amortization period of the licensed rights if there is evidence of a change in the carrying value or useful life of the asset.

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

The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the years ended in December 31, 2020 and 2019, respectively. Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Accrued interest was $1.4 million and $2.7 million at December 31, 2020 and 2019, respectively. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

The Company receives equity securities in connection with certain licensing transactions with its partners. These investments in an equity security are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For equity securities with a readily determinable fair value, the Company remeasures these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gains or losses on the sale of the securities will be recognized within other income (expense) in the Statement of Comprehensive Income (Loss) in the period of sale.

The Company also has an investment in an equity security without a readily determinable fair value, where the Company elects the measurement alternative to record at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2020 and 2019 approximated $163.3 million and $50.0 million, respectively.

We have payables with one service provider that represent 49% of our total payables and with two service providers that represented 48% of our total payables at December 31, 2020 and 2019, respectively. We rely on three critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2020 or 2019.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2020
	Total
	Fair Value	Level 1	Level 2	Level 3

Money Market Funds in Cash and Cash Equivalents	$158,937	$158,937	$—	$—
Corporate Securities	119,833	—	119,833	—
Government Securities	315,353	—	315,353	—
Equity Securities with Readily Determinable Fair Value	5,303	5,303	—	—
Equity Securities without Readily Determinable Fair Value	16,071	—	—	16,071
	$615,497	$164,240	$435,186	$16,071

	December 31, 2019
	Total
	Fair Value	Level 1	Level 2	Level 3

Money Market Funds in Cash and Cash Equivalents	$32,009	$32,009	$—	$—
Corporate Securities	281,751	—	281,751	—
Government Securities	269,245	—	269,245	—
	$583,005	$32,009	$550,996	$—

The Company holds equity securities without readily determinable fair value as of December 31, 2020. The Company elects the measurement alternative to record at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred, while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	5 - 7 years or remaining
lease term, whichever is less

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from 5 to 25 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued, or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 13 to 20 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2020, 2019 and 2018, we abandoned previously capitalized patent and licensing related charges of $0.5 million, $0.2 million and $0.2 million, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2020	2019
Patents, definite life	$12,038	$10,597
Patents, pending issuance	8,432	7,266
Licenses and other amortizable intangible assets	2,560	2,510
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	23,429	20,772
Accumulated amortization—patents	(5,791)	(4,912)
Accumulated amortization—licenses and other	(1,661)	(1,439)
Total intangible assets, net	$15,977	$14,421

Amortization expense for patents, licenses, and other intangible assets was $1.1 million, $0.9 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2020, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2021	$947
2022	906
2023	829
2024	667
2025	589
Thereafter	3,208
Total	$7,146

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2020, the Company has $8.4 million of intangible assets which are in-process and have not been placed in service, and accordingly amortization on these assets has not commenced.

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

We did not recognize a loss from impairment for the years ended December 31, 2020, 2019 or 2018.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2020 or 2019.

Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.

The Tax Cuts and Jobs Act of 2017 (TCJA) enacted on December 22, 2017 included several key provisions impacting the accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax (AMT) system, and made changes to the carryforward of net operating losses beginning on January 1, 2018. The tax reform provided for a refund of unused AMT carryforwards for years beginning after December 31, 2017. We received an income tax refund during the years ended December 31, 2020 and 2019 of $0.8 million each year related to our federal AMT carryforwards.

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options, restricted stock units (RSUs), and shares issued under our Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures when they occur. We recorded stock-based compensation and expense for stock-based awards to employees, directors and consultants of approximately $31.6 million, $31.9 million and $20.5 million for the years ended December 31, 2020, 2019 and 2018 respectively. Included in the 2020, 2019, and 2018 balances for total compensation expense is $0.8 million, $0.7 million and $0.7 million, respectively, relating to our ESPP.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities were included in the diluted net income per common share calculation for 2019. We included 1,923,310 options to purchase shares of common stock and 13,131 shares of RSUs in the calculation of the weighted-average common shares outstanding used in computing diluted net income per common share. We excluded 1,022,623 shares of options and RSUs from the calculation for 2019 because the inclusion of such shares would have had an antidilutive effect.

In 2020 and 2018, we excluded all options and awards from the calculations because we reported net losses in the periods, and the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2020	2019	2018

	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(69,333)	$26,875	$(70,409)
Denominator:
Weighted-average common shares outstanding	57,212,737	56,531,439	53,942,116
Basic net income (loss) per common share	$(1.21)	$0.48	$(1.31)
Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(69,333)	$26,875	$(70,409)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	57,212,737	56,531,439	53,942,116
Dilutive effect of employee stock options and ESPP	—	1,936,441	—
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	57,212,737	58,467,880	53,942,116
Diluted net income (loss) per common share	$(1.21)	$0.46	$(1.31)

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2020 and 2019, the only component of other comprehensive income (loss) is net unrealized gains on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2020.

3. Marketable Securities

The Company’s marketable debt securities held as of December 31, 2020 and 2019 are summarized below:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$158,937	$—	$—	$158,937
Corporate Securities	119,782	57	(6)	119,833
Government Securities	315,319	37	(3)	315,353
	$594,038	$94	$(9)	$594,123

Reported as
Cash and cash equivalents				$158,937
Marketable securities				435,186
Total investments				$594,123

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$32,009	$—	$—	$32,009
Corporate Securities	281,586	195	(30)	281,751
Government Securities	268,239	1,006	—	269,245
	$581,834	$1,201	$(30)	$583,005

Reported as
Cash and cash equivalents				$32,009
Marketable securities				550,996
Total investments				$583,005

The maturities of the Company’s marketable debt securities as of December 31, 2020 are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$434,071	$434,156
Mature after one year through five years	1,030	1,030
	$435,101	$435,186

The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$15,843	$(6)	$—	$—
Government Securities	40,802	(3)	—	—
	$56,645	$(9)	$—	$—

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$46,303	$(24)	$13,992	$(6)

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

For the year ended December 31, 2020, the Company received shares of Aimmune common stock and MiRagen common stock in connection with the Aimmune and MiRagen Agreements (both as defined below). Aimmune common stock was redeemed for cash within the same year; MiRagen common stock is classified as equity securities with a readily determinable fair value at December 31, 2020. For the year ended December 31, 2020, the Company also received equity of a private company in connection with a licensing agreement. The Company elects measurement alternative to carry the investment at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There has not been any impairment or observable price changes related to this investment. We did not hold any equity securities in our investment portfolio during the year ended December 31, 2019.

Net gains and losses during the year ended December 31, 2020 and 2019 consist of the following:

	Year Ended December 31,
	2020	2019

Net gains recognized on equity securities	$105	$—
Less: net gains recognized on equity securities redeemed	801	—
Unrealized losses recognized on equity securities	$(696)	$—

4. Sale of Additional Common Stock

In March 2018, we completed the sale of 8,395,000 shares of commons stock which included shares we issued pursuant to our underwriters’ exercise of their over-allotment option pursuant to a follow-on financing. We received net proceeds of $245.5 million, after underwriters’ discounts and offering expenses.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019

	(in thousands)
Computers, software and equipment	$31,229	$21,087
Furniture and fixtures	527	492
Leasehold and tenant improvements	6,957	6,831
	38,713	28,410
Less accumulated depreciation and amortization	(17,031)	(12,605)
	$21,682	$15,805

Depreciation expense related to property and equipment in 2020, 2019 and 2018 was $4.7 million, $3.4 million and $2.4 million, respectively.

6. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. There was no provision for taxes for the years ended December 31, 2020 and December 31, 2018. The provision for income taxes for the year ended December 31, 2019 was $0.3 million, which represents the current state alternative minimum tax for the year.

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Federal statutory income tax	$(14,559)	$5,709	$(14,795)
State and local income taxes	(4,659)	2,549	(4,767)
Research and development credit	(9,669)	(6,747)	(6,170)
Stock-based compensation	529	1,927	444
State credit	—	1,725	—
Other	56	(301)	414
Net change in valuation allowance	28,302	(4,550)	24,874
Income tax provision (benefit)	$—	$312	$—

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2020 and 2019 is presented below (in thousands):

	December 31,
	2020	2019
Deferred income tax assets
Net operating loss carryforwards	$56,182	$36,891
Research credits	38,047	28,415
Depreciation	137	334
Unrealized loss on securities	195	—
Accrued compensation	8,464	4,788
Deferred revenue	11,925	11,215
State taxes	—	64
Gross deferred income tax assets	114,950	81,707
Valuation allowance	(105,995)	(77,389)
Net deferred income tax assets	8,955	4,318
Deferred income tax liabilities
Patent costs	(4,219)	(3,736)
Equity investment	(4,497)	—
Licensing costs	(194)	(229)
Capitalized legal costs	(21)	(26)
Unrealized gain on securities	(24)	(327)
Gross deferred income tax liabilities	(8,955)	(4,318)
Net deferred income tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. One of the changes was elimination of the AMT tax system for corporations and allowance of an income tax refund for AMT tax credit carryforwards as of December 31, 2017. We have received an income tax refund of $0.8 million and $0.8 million for each year ended December 31, 2020 and 2019 for U.S. AMT credit carryforwards. We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2020 and 2019. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2020, the valuation allowance increased by $28.6 million. The Company’s tax years starting in 2016 through 2019 remain open to potential examination by the U.S. and state taxing authorities due to carryforwards of net operating losses.

As of December 31, 2020, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $213.6 million and $161.4 million, respectively, and available tax credit carryforwards of approximately $26.7 million for federal income tax purposes and $14.3 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards consist of $68.0 million of losses incurred prior to January 1, 2018, which are subject to carryforward limitations and $145.6 million of losses incurred after January 1, 2018, which may be carried forward indefinitely.

Our federal net operating loss carryforwards expire starting in 2026, state net operating loss carryforwards expire starting in 2035, and federal tax credit carryforwards began to expire in 2019. A total of $0.03 million in federal tax credits expired in 2019, and an additional $0.3 million will expire over the next five years if not utilized. Utilization of our net operating loss and tax credit carryforwards are subject to a substantial annual limitation under Section 382 of the Code due to the fact that we have experienced ownership changes. As a result of these changes, certain of our net operating loss and tax credit carryforwards may expire before we can use them.

7. Stock-Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan), and in November 2013 our stockholders approved the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. The 2013 Plan became effective as of December 2, 2013, the date of the pricing of the Company’s initial public offering. As of December 2, 2013, we suspended the 2010 Plan, and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of December 31, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was 11,479,096. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. On January 1, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 1,138,046 shares, which is included in the number of shares available for issuance above. As of December 31, 2020, a total of 10,572,839 options have been granted under the 2013 Plan.

As of December 31, 2020, the Company has awarded 453,787 RSUs to certain employees pursuant to the 2013 Plan. Vesting of these awards will be in three equal annual installments and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase shares of the Company’s common stock at a discount. The ESPP had an initial two-year term that includes four six-month purchase periods, and employee withholding amounts may be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and pursuant to the provisions of the ESPP, the second two-year term began automatically upon the end of the initial term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s common stock price at the initial offering date or 85% of the Company’s stock price at each purchase date.

We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there were no increases in the number of authorized shares in the ESPP in years from 2015 to 2020. As of December 31, 2020, we have issued a total of 467,595 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized was as follows:

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
General and administrative	$10,769	$8,854	$7,699
Research and development	20,850	22,997	12,849
	$31,619	$31,851	$20,548

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Stock options	$26,045	$30,502	$19,537
ESPP	804	687	744
RSUs	4,770	662	267
	$31,619	$31,851	$20,548

Information with respect to stock options outstanding is as follows:

	December 31,
	2020	2019	2018
Exercisable options	4,668,179	3,950,965	3,058,659
Weighted average exercise price per share of exercisable options	$21.75	$17.79	$15.12
Weighted average grant date fair value per share of options granted during the year	$16.96	$20.74	$18.06
Options available for future grants	3,346,092	3,975,160	3,576,574
Weighted average remaining contractual life	7.00	7.32	7.51

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2018	5,966,928	19.71	7.51	$99,273
Options granted	2,142,228	35.80
Options forfeited	(390,950)	32.23
Options exercised(3)	(543,887)	17.04
Balances at December 31, 2019	7,174,319	24.03	7.32	$79,116
Options granted	1,679,324	33.08
Options forfeited	(243,384)	32.93
Options exercised(3)	(858,470)	19.36
Balances at December 31, 2020	7,751,789	$26.23	7.00	$134,941
As of December 31, 2020
Options vested and expected to vest	7,751,789	$26.23	7.00	$134,941
Exercisable	4,668,179	$21.75	5.91	$102,120
(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2020 and 2019.
(3)	The total intrinsic value of stock options exercised was $16.3 million, $11.5 million and $23.6 million for the years ended December 31, 2020, 2019 and 2018 respectively.

The stock options outstanding and exercisable by exercise price at December 31, 2020 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$4.25 – $10.28	153,038	2.68	$4.29	153,038	$4.29
$10.52 – $15.78	1,639,702	4.30	$13.10	1,638,717	$13.10
$15.91 – $23.87	1,980,437	6.53	$22.75	1,654,609	$22.67
$23.96 – $35.94	2,330,771	8.65	$31.80	530,056	$30.12
$35.99 – $53.99	1,647,841	8.34	$37.63	691,759	$37.51
	7,751,789	7.00	$26.23	4,668,179	$21.75

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

Options are issued at the fair market value of our stock on the date of grant.

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2020, 2019 and 2018:

Options
	2020	2019	2018
Common stock fair value per share	$20.69 - 45.91	$29.96 - 44.19	$21.80 - 43.16
Expected volatility	52.93% - 58.95%	60.67% - 61.33%	70.97% - 73.10%
Risk-free interest rate	0.29% - 1.71%	1.37% - 2.60%	2.29% - 3.10%
Expected dividend yield	—	—	—
Expected term (in years)	5.23 - 7.65	5.23 - 6.59	5.23 - 6.08

ESPP
	2020	2019	2018
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.77% - 66.37%	50.77% - 71.37%	57.04% - 71.37%
Risk-free interest rate	0.09% - 1.65%	1.47% - 2.70%	1.47% - 2.70%
Expected dividend yield	—	—	—

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2020 and 2019 was determined using a blended volatility by examining the historical volatility for industry peer companies and the volatility of our stock from the effective date that our shares were publicly traded on a national stock exchange. For the year ended December 31, 2018, expected stock volatility was determined by examining the historical volatilities for industry peers and adjusting for differences in our life cycle and financing leverage. Industry peers consist of several public companies in the biopharmaceutical industry.

We determined the average expected life of stock options based on the anticipated time period between the measurement date and the exercise date by examining the option holders’ past exercise patterns.

The risk-free interest rate assumption is based on the U.S. Treasury instruments, for which the term was consistent with the expected term of our stock options.

The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid dividends and did not have any dividend payout at December 31, 2020.

The following table summarizes RSU activity for the years ended December 31, 2020:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	(Per Unit)
Unvested at December 31, 2018	33,933	$27.64
Granted	71,566	36.68
Vested	(11,311)	27.64
Forfeited	(4,182)	31.12
Unvested at December 31, 2019	90,006	$34.66
Granted	348,288	32.51
Vested	(62,355)	32.61
Forfeited	(17,114)	32.33
Unvested at December 31, 2020	358,825	$33.04

As of December 31, 2020 and 2019, the unamortized compensation expense related to unvested stock options was $48.9 million and $51.1 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.54 years. At December 31, 2020 and 2019, the unamortized compensation expense was $0.9 million and $1.4 million respectively under our ESPP. The remaining unamortized expense will be recognized over the next 0.94 years. At December 31, 2020 and 2019, the unamortized compensation expense related to unvested restricted stock units was $8.5 million and $2.5 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.13 years.

8. Leases

The Company leases office and laboratory space in Monrovia, CA under a lease that expired in June 2020. In April 2020 and in September 2020, the Company entered into amendments to the lease to extend the term of the lease under the original terms through October 2020. In November 2020, the Company entered into an amended lease for the space, which includes a 62-month term with an option to renew for an additional five years at then market rates. In July 2017, the Company entered into an amended lease agreement for additional space in the same building with a lease that continues through September 2022, also with an option to renew for an additional five years. The Company assesses that it is likely to exercise both options of the lease term extensions.

The Company also leased office space in San Diego, CA through July 2020 which included an option to renew for an additional five years. The lease expired and the Company did not exercise its option to extend the lease.

The Company leases additional office space in San Diego, CA through August 2022, with an option to extend for an additional five years. The Company assesses that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of December 31, 2020, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2020 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
2021	$2,429
2022	2,269
2023	1,415
2024	1,436
2025	1,396
Thereafter	5,342
Total undiscounted lease payments	14,287
Less: Imputed interest	(2,659)
Present value of lease payments	$11,628

Lease liabilities - short-term	$1,889
Lease liabilities - long-term	9,739
Total lease liabilities	$11,628

The following table summarizes lease costs and cash disclosures for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019

Operating lease cost	$2,503	$2,596
Variable lease cost	150	80
Total lease costs	$2,653	$2,676

Cash paid for amounts included in
the measurement of lease liabilities	$2,233	$1,929

Rent expense for the year ended December 31, 2018 was $2.5 million.

The 2020 lease amendments to the Monrovia, CA lease are lease modifications. Non-cash activities involving right of use assets related to the lease modification were $3.1 million.

At December 31, 2020 and 2019, the weighted-average remaining lease terms for operating leases were 7.4 years and 5.5 years, respectively, and the weighted average discount rates for operating leases were both 5.5%.

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and we did not record a liability as of December 31, 2020 and 2019.

10. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2020, 2019, and 2018. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

Janssen Biotech, Inc.

In November 2020, the Company entered into a Collaboration and License Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) pursuant to which Xencor and Janssen will conduct research and development activities to discover novel CD28 bispecific antibodies for the treatment of prostate cancer. Janssen and Xencor will conduct joint research activities for up to a three-year period to discover XmAb bispecific antibodies against CD28 and against an undisclosed prostate tumor-target with Janssen maintaining exclusive worldwide rights to develop and commercialize Licensed Products identified from the research activities.

Under the Janssen Agreement, the Company will conduct research activities and apply its bispecific Fc technology to antibodies targeting prostate cancer provided by Janssen. Upon completion of the research activities Janssen will have a candidate selection option to advance an identified candidate for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. Janssen will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. Pursuant to the Janssen Agreement, the Company received an upfront payment of $50.0 million and is eligible to receive up to $662.5 million in milestones which include $161.9 million in development milestones, $240.6 million in regulatory milestones and $260.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

Pursuant to the Janssen Agreement, upon development of a bispecific candidate by Janssen through proof of concept, we have the right to opt-in to fund 20% of development costs and to perform 30% of detailing efforts in the U.S. If we exercise this right, we will be eligible to receive tiered royalties in the low-double digit to mid-teen percentage range.

We evaluated the Janssen Agreement under ASC 606 and identified the performance obligation under the Agreement to be delivery of CD28 bispecific antibodies to Janssen from the research activities outlined in the research plan. The Company determined that the license to the bispecific antibodies is not a separate performance obligation because it is not capable of being distinct, the license to the antibodies cannot be separated from the underlying antibodies.

Janssen will benefit from delivery of the bispecific antibodies upon completion of the research activities.

The Company determined that the transaction price of the Janssen Agreement at inception was $50.0 million consisting of the upfront payment. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The candidate selection option payment is substantive and is a separate performance obligation. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to the single performance obligation, delivery of CD28 bispecific antibodies to Janssen.

The Company will recognize the $50.0 million transaction price as it satisfies its performance obligation to deliver CD28 bispecific antibodies to Janssen. The Company will recognize revenue related to the performance obligation over the expected period of time to complete and deliver the CD28 bispecific antibodies to Janssen using the expected input method which considers an estimate of the Company’s efforts to complete the research activities outlined in the Janssen Agreement.

No revenue was recognized under this arrangement for the year ended December 31, 2020, and there is $50.0 million in deferred revenue as of December 31, 2020 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Janssen Agreement.

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

The Company determined the transaction price at inception is $9.6 million which consists of the $5.0 million upfront payment and the 156,238 shares of Aimmune common stock which had a value of $4.6 million on the closing date. The Company determined that the transaction price is to be allocated to the performance obligations. The Aimmune Agreement includes variable consideration for potential future milestones and royalties that are contingent on future success factors for the XmAb7195 program. The Company used the “most likely amount” method to determine the variable consideration. None of the development, regulatory or sales milestones or royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The Company determined the transaction price at inception of the Aimmune Agreement and allocated it to the performance obligation, delivery of the XmAb7195 license.

The Company completed delivery of its performance obligations in March 2020. The license to XmAb7195 was transferred to Aimmune at inception of the Aimmune Agreement, and the XmAb7195 data were transferred to Aimmune in March 2020.

The Company recognized $9.6 million of revenue related to the agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2020 related to this agreement.

Genentech

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306, the Company’s IL-15/IL15Rα-Fc candidate.

Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306 and other Collaboration Products, including any new IL-15 programs identified during the joint research collaboration. Genentech and Xencor will jointly collaborate on worldwide development of XmAb306 and potentially other Collaboration Products.

The Company received a $120.0 million upfront payment and is eligible to receive up to an aggregate of $160.0 million in clinical milestone payments for XmAb306 and up to $180.0 million in clinical milestone payments for each new Collaboration Product. The Company is also eligible to receive 45% share of net profits for sales of XmAb306 and other Collaboration Products, while also sharing in net losses at the same percentage rate. The parties will jointly share in development and commercialization costs for all programs designated as a development program under the Genentech Agreement at the same percentage rate, while Genentech will bear launch costs entirely. The initial 45% profit-cost share percentage is subject to a one-time downward adjustment at the Company’s discretion and convertible to a royalty under certain circumstances.

Pursuant to the Genentech Agreement, XmAb306 is designated as a development program and all costs incurred for developing both XmAb306 is being shared with Genentech under the initial cost-sharing percentage.

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

The Company identified the following performance obligations under the Genentech Agreement: (i) the license of XmAb306 and (ii) research services during a two-year period to identify up to potentially nine additional IL-15 candidates, each a separate research program and a separate performance obligation. The Company determined that the license and each of the potential research programs are separate performance obligations because they are capable of being distinct and are distinct in the context of the Genentech Agreement. The license to XmAb306 has standalone functionality as Genentech has exclusive worldwide rights to the program, including the right to sublicense to third parties. Upon the transfer of the license of XmAb306, Genentech could develop and commercialize XmAb306 without further assistance from the Company. The Company determined that the research services for each potential additional IL-15 candidate and research program were separate standalone performance obligations. The Genentech Agreement provides an outline of an integrated research plan for the programs to be conducted by the two companies, and the research activities are separate and distinct from the license to XmAb306. In October 2020, an additional program was declared a Collaboration Program under the Agreement, and the Company completed its performance obligation for that specific research program as the program and licensed rights were transferred to Genentech.

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

The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $111.7 million allocated to the license to XmAb306, $4.1 million allocated to the additional program and $4.2 million allocated to the research services.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. The license was transferred upon the effective date of the Genentech Agreement, and the $8.3 million allocated to the research activities is being recognized over a period of time through the end of the research term or the time that a program is delivered to Genentech. A total of $3.5 million and $2.2 million of revenue related to the research activities was recognized for the years ended December 31, 2020 and December 31, 2019, respectively.

For the years ended December 31, 2020 and December 31, 2019, we recognized $3.5 million and $113.9 million of income, respectively from the Genentech Agreement. As of December 31, 2020, there is a $3.2 million payable related to cost-sharing development activities during the fourth quarter of 2020. There is $2.5 million in deferred revenue as of December 31, 2020 which reflects our obligation to perform research services during the remaining research term.

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

Pursuant to the Astellas Agreement, the Company applied its bispecific Fc technology to research antibodies provided by Astellas to generate bispecific antibody candidates and returned the candidates to Astellas for further development and commercialization. The activities were conducted under a research plan agreed to by both parties to the Astellas Agreement. Astellas will assume full responsibility for development and commercialization of the antibody candidate. Pursuant to the Astellas Agreement, the Company received an upfront payment of $15.0 million and is eligible to receive up to $240.0 million in milestones, which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

We evaluated the Astellas Agreement under ASC 606 and identified the performance obligations under the Agreement to be (i) delivery of bispecific antibodies to Astellas from the antigen provided by Astellas and (ii) research activities against the bispecific antibodies as outlined in the research plan.

The Company determined the standalone selling price of the bispecific deliverable to be $17.1 million and the standalone selling price for the research activities to be performed was determined to be $1.4 million.

The Company determined that the transaction price of the Astellas Agreement is $17.5 million consisting of the upfront payment and an initial milestone of $2.5 million for Astellas initiating an IND enabling study. The additional milestones are not included in the transaction price as these are contingent on future events, and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $16.1 million allocated to delivery of the bispecific antibodies and the remainder of $1.4 million was allocated to the research activities.

The Company recognized the $13.6 million allocated to the bispecific antibodies when it satisfied its performance obligation to Astellas in 2019 and recognized $2.5 million related to the milestone in 2020. The $1.4 million allocated to the research activities was recognized as the research services were completed.

We recognized $3.5 million and $14.0 million of revenue under this arrangement for the years ended December 31, 2020 and December 31, 2019, respectively. There is a $2.5 million contract asset recorded at December 31, 2020 related to a milestone. There is zero and $1.0 million in deferred revenue as of December 31, 2020 and December 31, 2019, respectively.

Novartis

In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Pursuant to the Novartis Agreement:

●	The Company granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 (vibecotamab) and XmAb13676 (plamotamab), two development stage products that incorporate the Company’s bispecific Fc technology;
●	The Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program); and
●	The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.

In December 2018, Novartis notified the Company it was terminating its rights with respect to the plamotamab program, which became effective June 2019. Under the Novartis Agreement, Novartis is responsible to fund its share of plamotamab development costs through June 2020. In November 2019, the Company and Novartis amended the Agreement, and Novartis paid the Company $1.4 million in settlement of its projected remaining cost-sharing due for the plamotamab program.

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

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis. The Company delivered a discovery program to Novartis in 2017 and recognized $20.1 million of revenue in the period of delivery. In the third quarter of 2018, the Company delivered a second discovery program to Novartis and recognized an additional $20.0 million of revenue. In the third quarter of 2019, Novartis received notice of approval for an investigational new study (IND) from the Food and Drug Administration (FDA) for an application submitted for a Global Discovery Program, and we recognized $10.0 million of revenue.

During the year ended December 31, 2019 and 2018, the Company recognized $10.0 million and $20.0 million of revenue respectively. No revenue was recognized during the year ended December 31, 2020. There is a receivable of $0.9 million and $12.2 million as of December 31, 2020 and December 31, 2019, respectively, related to the arrangement, and we have recorded $40.1 million in deferred revenue as of December 31, 2020 related to the arrangement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Under the Amgen Agreement, the Company granted an exclusive license to Amgen to develop and commercialize bispecific drug candidates from the Company’s preclinical CD38 Program. The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). The Company received a $45.0 million upfront payment and milestones totaling $15.5 million from Amgen and is eligible to receive up to $255.0 million in future development, regulatory and sales milestones in total for programs in development and is eligible to receive royalties on any global net sales of products.

Amgen will assume full responsibility for development and commercialization of product candidates under each of the Discovery Programs.

The Company evaluated the Amgen Agreement under ASC 606 and determined that it is a customer and that delivery of the CD38 Program and each of the five Discovery Programs represent the performance obligations under the contract.

The Company determined the transaction price at inception is the $45.0 million upfront payment to be allocated to the performance obligations. The Amgen Agreement includes variable consideration for potential future milestones and royalties that were contingent on future success factors for development programs. The Company used the “most likely” method to determine the variable consideration. In 2019, the Company recognized a $5.0 million milestone related to one of the Discovery Programs. No other development, regulatory or sales milestones or royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company completed performance obligations under the Amgen Agreement. In the third quarter of 2019, a $5.0 million milestone was recognized in connection with a development milestone for a Discovery Program.

During the years ended December 31, 2019 and 2018, the Company recognized $5.0 million and $0.6 million in revenue, respectively, under this arrangement. No revenue was recognized for the year ended December 31, 2020. As of December 31, 2020, there was no deferred revenue related to the arrangement.

MorphoSys AG

In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys), which was subsequently amended in March 2012 and in 2020. The agreement provides MorphoSys with an exclusive worldwide license to the Company’s patents and know-how to research, develop, and commercialize the Company’s XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory, and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.

The Company recognized a total of $37.5 million of milestone revenue related to regulatory submission and approval of MorphoSys’ tafasitamab in the U.S., now Monjuvi, and royalties of $1.5 million on net sales of Monjuvi for the year ended December 31, 2020. There were no revenues recognized under this arrangement for the years ended December 31, 2019 and 2018. As of December 31, 2020, the Company has no deferred revenue related to this agreement and has recorded a receivable of $1.2 million for royalties due.

Alexion Pharmaceuticals, Inc.

In January 2013, the Company entered into an option and license agreement with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology. Alexion exercised its rights to include our technology in ALXN1210, which is now marketed as Ultomiris.

The Company is eligible to receive contractual milestones for certain development, regulatory and commercial achievements, and the Company is also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

In 2018, Alexion completed certain regulatory submissions and regulatory approvals for Ultomiris, and the Company received $20.0 million in milestone payments.

In 2019, Alexion completed certain regulatory submissions for Ultomiris, and the Company received a total of $8.0 million in milestone payments. During 2019, the Company also recorded royalty revenue of $5.0 million in connection with reported net sales of Ultomiris by Alexion.

In 2020, the Company received $10.0 million for the achievement of certain sales milestones of Ultomiris in 2020 and also recorded royalty revenue of $16.2 million on net sales.

The total revenue recognized under this arrangement was $26.2 million, $13.0 million, and $20.0 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there is a receivable of $8.8 million, and there is no deferred revenue related to this agreement.

Gilead Sciences, Inc.

In January 2020, the Company entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), in which the Company provided Gilead an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies directed to the same molecular target. Gilead is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment of $6.0 million and is eligible to receive up to $67.0 million in milestones, which include $10.0 million in development milestones, $27.0 million in regulatory milestones and $30.0 million in sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

In the second quarter of 2020, Gilead exercised options on three additional antibody compounds, and in April 2020, we received a total of $7.5 million in payment of the three options.

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

The total transaction price is $13.5 million which includes the upfront payment of $6.0 million and the option fee payment of $7.5 million which was contractually due with the exercise of the three options by Gilead. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Gilead Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price, and the Company will review this conclusion and update at each reporting period.

The Company allocated $3.5 million of the transaction price to the licenses to the cytotoxic Fc and Xtend Fc technologies and recognized income for the licenses at inception of the arrangement when Gilead began benefiting access to them. The Company allocated $2.5 million to the initial option exercise which was effective at inception of the arrangement and payment of the upfront amount, and the Company allocated $7.5 million to the three remaining options which became effective in April 2020 when Gilead paid the option fees.

The Company recognized $13.5 million of revenue related to the Gilead Agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2020 related to this agreement.

Omeros Corporation

In August 2020, the Company entered into a Technology License Agreement (the Omeros Agreement) with Omeros Corporation (Omeros), in which the Company provided Omeros a non-exclusive license to its Xtend Fc technology, an exclusive license to apply its Xtend technology to an initial identified antibody and options to apply its Xtend technology to three additional antibodies. Omeros is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment of $5.0 million and is eligible to receive up to $65.0 million in milestones, which include $15.0 million in development milestones, $25.0 million in regulatory milestones and $25.0 million in sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

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

The Company recognized $5.0 million of revenue related to the Omeros Agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2020 related to this agreement.

MiRagen Therapeutics, Inc./Viridian Therapeutics, Inc.

In December 2020, we entered into a Technology License Agreement (MiRagen Agreement) with MiRagen Therapeutics, Inc. (MiRagen), in which we provided MiRagen a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. MiRagen subsequently changed its name to Viridian Therapeutics, Inc. Viridian is responsible for all development and commercialization activities. We received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and are eligible to receive up to $55.0 million in milestones, which include $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

The Company evaluated the MiRagen Agreement under the revenue recognition standard ASC 606 and identified the following performance obligation that it deemed to be distinct at the inception of the contract:

●	non-exclusive license to its Xtend Fc technologies

The Company considered the license as functional intellectual property as MiRagen has the right to use the technology at the time that the Company transfers such rights.

The total transaction price is $6.0 million, which includes the upfront payment of 322,407 MiRagen shares at their fair value at the date of the Agreement. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the MiRagen Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price, and the Company will review this conclusion and update at each reporting period.

The Company allocated $6.0 million of the transaction price to the licenses to the Xtend Fc technology and recognized income for the licenses at inception of the arrangement when MiRagen began benefiting access to it. The Company recognized $6.0 million of revenue related to the MiRagen Agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2020 related to this agreement.

Private Biotech Company License Agreement

In November 2020, the Company entered into a License Agreement with a newly formed, privately held biotechnology company (Private BioCo) pursuant to which the Company granted Private BioCo exclusive worldwide rights to develop and commercialize to three preclinical-stage Fc-engineered drug candidates: XmAb6755, XPro9523 and XmAb10717. Under the Agreement, Private BioCo will be responsible for all further development and commercialization activities for XmAb6755, XPro9523 and XmAb10717. The Company received a 15% equity interest in Private BioCo with a fair value of $16.1 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

Under the License Agreement, Private BioCo received exclusive worldwide rights to manufacture, develop and commercialize XmAb6755, XPro9523 and XmAb10717. They also received the rights to all data, information and research materials related to the three preclinical stage programs.

The Company evaluated the License Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	exclusive license to the XmAb6755, XPro9523 and XmAb10717 drug candidates; and
●	rights to material, data, and information that the Company had accumulated in connection with conducting preclinical activities for each of the three programs and intellectual property filings and information.

The Company considered the licenses as functional intellectual property as Private BioCo has the right to use each of XmAb6755, XPro9523 and XmAb10717 at the time that the Company transfers such rights. The rights to the preclinical programs’ data are not considered to be separate from the license to programs as Private BioCo cannot benefit from the license without the supporting data and documentation.

The total transaction price is $16.1 million, which includes the upfront payment of 15% of the equity of Private BioCo at its fair value at the date of the Agreement. The License Agreement includes variable consideration for potential future royalties that were contingent on future success factors for the licensed programs. The Company used the “most likely amount” method to determine the variable consideration. None of the royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The Company determined the transaction price at inception of the License Agreement and allocated it to the performance obligation, delivery of the XmAb6755, XPro9523 and XmAb10717 licenses.

The Company completed delivery of its performance obligations in December 2020. The licenses to XmAb6755, XPro9523, and XmAb10717 were transferred to Private BioCo at inception of the Agreement, and the related research data and documentation was transferred to Private BioCo in December 2020.

The Company recognized $16.1 million of revenue related to the agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2020 related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement with INmune Bio, Inc. (INmune). Under the terms of the agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. Under the agreement the Company received an upfront payment of $100,000, 1,585,000 shares of INmune common stock and an option to purchase an additional 10% interest of the fully diluted shares of INmune for $10.0 million. The Company is eligible to receive a percentage of sublicensing revenue received for XPro1595 and also royalties in the mid-single digit percent range on the sale of approved products.

In 2018, INmune filed a registration statement on a Form S-1 with the Securities and Exchange Commission (SEC) which was declared effective by the SEC on December 19, 2018.

Under ASC 606, the Company determined that the performance obligation under the agreement was the license to XPro1595, and performance occurred at the effective date of the agreement. The total consideration under the agreement was determined to be $100,000 as the equity interest, and the option at inception of the Agreement had an insignificant fair value. The Company recognized $100,000 as revenue related to the agreement for the year ended December 31, 2017 and did not recognize any revenue related to the agreement for the years ended December 31, 2020, 2019, or 2018. There is no deferred revenue as of December 31, 2020 related to this agreement. The INmune shares are recorded at cost on the Company’s balance sheet as of December 31, 2020.

Vir Biotechnology, Inc.

In 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the Vir Agreement, the Company received an upfront payment and is eligible to receive total milestones of $155.0 million which include $5.0 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low-single digits.

The Company evaluated the Vir Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to Vir upon execution of the Vir Agreement in July 2019.

Vir initiated a Phase 1 study with a licensed antibody in 2019, and in the second quarter of 2020, it initiated a Phase 1 study with a second licensed antibody.

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

Vir initiated a Phase 3 study with a licensed antibody to treat patients with COVID-19 in 2020.

The Company determined that the Second Vir Agreement was a modification of the original agreement, and the transfer of the license occurred at inception of the Vir Agreement. The total consideration under the arrangement did not change with the Second Vir Agreement as the Company will potentially receive additional royalty revenue which is variable consideration and is not included in the transaction price.

The Company recognized $0.3 million and $0.8 million of license and milestone revenue related to the agreement for the years ended December 31, 2020 and 2019, respectively. There is no deferred revenue as of December 31, 2020 related to this agreement.

Revenue Earned

The $122.7 million, $156.7 million, and $40.6 million of revenue recorded for the years ended December 31, 2020, 2019 and 2018, respectively, were earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2020	2019	2018
Aimmune	$9.6	$—	$—
Amgen	—	5.0	0.6
Alexion	26.2	13.0	20.0
Astellas	3.5	14.0	—
Genentech	3.5	113.9	—
Gilead	13.5	—	—
MiRagen/Viridian	6.0	—	—
MorphoSys	39.0	—	—
Novartis	—	10.0	20.0
Omeros	5.0	—	—
Vir	0.3	0.8	—
Private BioCo	16.1	—	—
Total	$122.7	$156.7	$40.6

The table below summarizes the disaggregation of revenue recorded for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended
	December 31,
	2020	2019	2018
Research collaboration	$4.5	$16.3	$20.1
Milestone	50.2	23.2	20.5
Licensing	50.2	112.2	—
Royalties	17.8	5.0	—
Total	$122.7	$156.7	$40.6

A portion of our revenue is earned from collaboration partners outside the United States. Non-U.S. revenue is denominated in U.S. dollars. A breakdown of our revenue from U.S. and non-U.S. sources for the years ended December 31, 2020, 2019 and 2018 is as follows (in millions):

	Year Ended
	December 31,
	2020	2019	2018
U.S. Revenue	$64.1	$142.7	$40.6
Non-U.S. Revenue	58.6	14.0	—
Total	$122.7	$156.7	$40.6

Remaining Performance Obligations and Deferred Revenue

Our remaining performance obligations are delivery of two additional Global Discovery Programs under the Novartis Agreement and conducting research activities pursuant to research plans under the Genentech and Janssen Agreements. As of December 31, 2020 and 2019, we have deferred revenue of $92.6 million and $47.1 million, respectively. All of the deferred revenue was classified as short term as of December 31, 2020 as our obligations to perform research services are due on demand when requested by Novartis, Genentech and Janssen under the respective Agreements. As of December 31, 2019, $45.2 million of deferred revenue was classified as current liabilities as our obligations to perform services are due on demand when requested by Novartis and Astellas under the Novartis and Astellas Agreements, respectively. A total of $1.9 million of deferred liability is classified as long-term for the obligation to perform research services to Genentech under the Genentech Agreement after one year.

11. 401(k) Plan

We have a 401(k)-plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Effective January 1, 2018, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 5% of participating employees’ contribution, for a maximum of 3.5% employer contribution. Effective March 31, 2020, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 6% of participating employees’ contribution, for a maximum of 4.0% of employer contribution. Participants are immediately vested in their employee contributions; employer contributions are vested over a three-year period with one-third for each year of a participating employee’s service. Employer contributions made for the years ended December 31, 2020, 2019, and 2018 were $0.8 million, $0.6 million and $0.5 million, respectively.

12. Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2020 and 2019. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Annual Report. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (in thousands, except per share data):

	2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$32,385	$13,089	$35,366	$41,854
Loss from operations	(8,777)	(37,600)	(16,722)	(13,698)
Net loss	(8,074)	(35,018)	(12,550)	(13,691)
Basic net loss per common share	(0.14)	(0.61)	(0.22)	(0.24)
Diluted net loss per common share	(0.14)	(0.61)	(0.22)	(0.24)

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$111,939	$19,485	$21,760	$3,516
Income (loss) from operations	78,244	(19,572)	(14,276)	(30,572)
Net income (loss)	80,045	(16,034)	(10,224)	(26,912)
Basic net income (loss) per common share	1.42	(0.28)	(0.18)	(0.47)
Diluted net income (loss) per common share	1.38	(0.28)	(0.18)	(0.47)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Attestation in Internal Control over Financial Reporting

RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2020 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Annual Report.

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

The other information required by this item and not set forth below will be set forth in our 2021 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

4.3	Description of the Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

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

10.9†

Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.10†

First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.11†

Cross-License Agreement, dated December 19, 2012, by and between the Company and MedImmune, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.12	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.13

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.14†

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2015).

10.15*	Severance Agreement, dated May 26, 2016 by and between the Company and Bassil Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.16*	Severance Agreement, dated May 26, 2016 by and between the Company and John Kuch (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.17*	Severance Agreement, dated May 26, 2016 by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.18†

Collaboration and License Agreement, dated June 26, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.29†

Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 2, 2016).

10.20

Office Lease, dated June 21, 2017, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 26, 2017).

10.21

Second Amendment to Lease, dated July 5, 2017, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 10, 2017).

10.22†

Collaboration and License Agreement, dated February 4, 2019, by and between the Company and Genentech, Inc. and F. Hoffman-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 9, 2019).

10.23*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 5, 2019).

10.24*	Employment Agreement dated August 5, 2019 by and between the Company and Celia Eckert (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.25*

Employment Agreement dated November 13, 2019 by and between the Company and Dr. Allen Yang, M.D., Ph.D. (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.26

Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 5, 2020).

10.27	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.28

Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.29	First Amendment to the Research and License Agreement, dated November 22, 2019, by and between the Company and Amgen Inc.

10.30	Amendment to the Cross-License Agreement, dated January 2, 2020, by and between the Company and MedImmune, LLC.

10.31	Second Amendment to the License Agreement, dated January 8, 2020, by and between the Company and MorphoSys AG.

10.32	Third Amendment to the License Agreement, dated July 13, 2020, by and between the Company and MorphoSys AG.

10.33	Fifth Amendment to Lease, dated October 31, 2020, by and between the Company and 111 Lemon Investors LLC.

10.34	Collaboration and License Agreement, dated December 4, 2020, by and between the Company and Janssen Biotech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Xencor, Inc.

Date: February 23, 2021	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 23, 2021
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2021
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 23, 2021
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 23, 2021
Kurt Gustafson

/s/ YUJIRO S. HATA	Director	February 23, 2021
Yujiro S. Hata

/s/ KEVIN C. GORMAN, PH.D.	Director	February 23, 2021
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 23, 2021
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 23, 2021
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 23, 2021
Dagmar Rosa-Bjorkeson