Form 10-Q
period 2021-03-31
Xencor Inc
filed 2021-05-05
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2021
Common stock, $0.01 par value	58,224,616

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2021

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

These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:

●	the effects of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;

●	our ability to execute on our plans to research, develop and commercialize our product candidates;

●	the success of our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our ability to accurately estimate expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our ability to attract collaborators with development, regulatory, and commercial expertise;

●	our ability to protect our intellectual property position;

●	the rate and degree of market acceptance and clinical utility of our products;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	the potential loss or retirement of key members of management;

●	our failure to successfully execute our growth strategy, including any delays in our planned future growth;

●	our failure to maintain effective internal controls; and

●	our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and this Quarterly Report on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$176,965	$163,544
Marketable securities	368,878	434,156
Equity securities	6,136	5,303
Accounts receivable	12,525	11,443
Contract asset	12,500	12,500
Prepaid expenses and other current assets	14,164	10,726
Total current assets	591,168	637,672
Property and equipment, net	22,301	21,682
Patents, licenses, and other intangible assets, net	15,550	15,977
Marketable securities - long term	25,082	1,030
Equity securities - long term	28,219	16,071
Other assets	10,417	10,812
Total assets	$692,737	$703,244
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,663	$8,954
Accrued expenses	12,513	17,603
Lease liabilities	1,934	1,889
Deferred revenue	77,821	92,615
Total current liabilities	99,931	121,061
Lease liabilities, net of current portion	9,194	9,739
Total liabilities	109,125	130,800
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2021 and December 31, 2020; 58,221,953 issued and outstanding at March 31, 2021 and 57,873,444 issued and outstanding at December 31, 2020	583	580
Additional paid-in capital	951,154	937,525
Accumulated other comprehensive income	97	74
Accumulated deficit	(368,222)	(365,735)
Total stockholders’ equity	583,612	572,444
Total liabilities and stockholders’ equity	$692,737	$703,244

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020

Revenue
Collaborations, licenses, milestones, and royalties	$33,965	$32,385
Operating expenses
Research and development	41,411	33,943
General and administrative	8,226	7,219
Total operating expenses	49,637	41,162
Loss from operations	(15,672)	(8,777)
Other income (expenses)
Interest income, net	215	3,039
Other income (expense), net	12,970	(2,336)
Total other income, net	13,185	703
Net loss	(2,487)	(8,074)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	23	(105)
Comprehensive loss	$(2,464)	$(8,179)

Basic and diluted net loss per common share	$(0.04)	$(0.14)

Basic and diluted weighted average common shares outstanding	57,997,313	56,946,714

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	57,873,444	580	937,525	74	(365,735)	572,444
Issuance of common stock upon exercise of stock awards	230,701	2	5,337	—	—	5,339
Issuance of restricted stock units	117,808	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	23	(2,487)	(2,464)
Stock-based compensation	—	—	8,293	—	—	8,293
Balance, March 31, 2021	58,221,953	$583	$951,154	$97	$(368,222)	$583,612

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	56,902,301	569	887,873	1,161	(296,402)	593,201
Issuance of common stock upon exercise of stock awards	79,930	1	1,470	—	—	1,471
Issuance of restricted stock units	19,022	—	—	—	—	—
Comprehensive loss	—	—	—	(105)	(8,074)	(8,179)
Stock-based compensation	—	—	6,512	—	—	6,512
Balance, March 31, 2020	57,001,253	$570	$895,855	$1,056	$(304,476)	$593,005

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(2,487)	$(8,074)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,638	1,373
Amortization of premium (accretion of discount) on marketable securities	865	(573)
Stock-based compensation	8,293	6,512
Abandonment of capitalized intangible assets	193	28
Equity received in connection with license agreement	—	(4,589)
Change in fair value of equity security	(12,980)	2,336
Changes in operating assets and liabilities:
Accounts receivable	(1,082)	14,749
Interest receivable	311	215
Contract asset and deposits	(62)	—
Prepaid expenses and other assets	(3,438)	71
Accounts payable	(1,291)	124
Accrued expenses	(5,090)	(1,703)
Lease liabilities and right of use (ROU) assets	(42)	(54)
Deferred revenue	(14,794)	(955)
Net cash (used in) provided by operating activities	(29,966)	9,460
Cash flows from investing activities
Purchase of marketable securities	(84,139)	(142,477)
Purchase of intangible assets	(72)	(538)
Purchase of property and equipment	(1,951)	(2,073)
Proceeds from maturities and sale of marketable securities	124,210	157,653
Net cash provided by investing activities	38,048	12,565
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	5,339	1,471
Net cash provided by financing activities	5,339	1,471
Net increase in cash and cash equivalents	13,421	23,496
Cash and cash equivalents, beginning of period	163,544	50,312
Cash and cash equivalents, end of period	$176,965	$73,808

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4	$6
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities	$23	$(105)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2021

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

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2021.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, intangible assets and related amortization. Significant estimates in these interim financial statements include estimates: made for royalty revenue, accrued research and development expenses, stock-based compensation expenses, intangible assets and related amortization, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, and recoverability of deferred tax assets.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three months ended March 31, 2021 and 2020.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three months ended March 31, 2021 and 2020.

Marketable and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three months ended March 31, 2021 and 2020, respectively. Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

The Company receives equity securities in connection with certain licensing transactions with its partners. These investments in an equity security are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For equity securities with a readily determinable fair value, the Company remeasures these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gains or losses on the sale of the securities will be recognized within other income (expense) in the Statements of Comprehensive Income (Loss) in the period of sale.

The Company also has investments in equity securities without readily determinable fair values, where the Company elects the measurement alternative to record at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Recent Accounting Pronouncements

Pronouncements Adopted in 2021

Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 and simplifies the accounting for income taxes. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Effective January 1, 2021, the Company adopted ASU No. 2020-01, which clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investment – Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321, Investments – Equity Securities immediately before applying or upon discontinuing the equity method. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Effective January 1, 2021, the Company adopted ASU No. 2020-10, Codification Improvements, which amends a variety of topics in the Accounting Standards Codification to improve consistency and clarify guidance. The adoption of this standard did not have a significant impact on the Company’s financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2020 Annual Report on Form 10-K.

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable and accrued expenses. Marketable debt securities and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximates their fair value due to their short-term maturities.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2021
	(unaudited)				December 31, 2020
	Total				Total
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3

Money Market Funds	$165,350	$165,350	$—	$—	$158,937	$158,937	$—	$—
Corporate Securities	73,929	—	73,929	—	119,833	—	119,833	—
Government Securities	320,031	—	320,031	—	315,353	—	315,353	—
Equity Securities with Readily Determinable Fair Value	6,136	6,136	—	—	5,303	5,303	—	—
Equity Securities without Readily Determinable Fair Value	28,219	—	—	28,219	16,071	—	—	16,071
	$593,665	$171,486	$393,960	$28,219	$615,497	$164,240	$435,186	$16,071

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2021, an equity investment without a readily determinable fair value was transferred to Level 1 from Level 3.

The Company held equity securities without readily determinable fair value at March 31, 2021 and December 31, 2020, respectively. The Company elects the measurement alternative to record at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

3. Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. Potentially dilutive securities consisting of stock issuable under options, ESPP and RSUs and are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.

Basic and diluted net loss per common share is computed as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(2,487)	$(8,074)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	57,997,313	56,946,714
Basic and diluted net loss per common share	$(0.04)	$(0.14)

For the three months ended March 31, 2021 and 2020, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the three months ended March 31, 2021 and 2020, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2021 and 2020.

5. Marketable and Equity Securities

The Company’s marketable debt securities held as of March 31, 2021 and December 31, 2020 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2021	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$165,350	$—	$—	$165,350
Corporate Securities	73,922	12	(5)	73,929
Government Securities	319,931	107	(7)	320,031
	$559,203	$119	$(12)	$559,310

Reported as
Cash and cash equivalents				$165,350
Marketable securities				393,960
Total investments				$559,310

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$158,937	$—	$—	$158,937
Corporate Securities	119,782	57	(6)	119,833
Government Securities	315,319	37	(3)	315,353
	$594,038	$94	$(9)	$594,123

Reported as
Cash and cash equivalents				$158,937
Marketable securities				435,186
Total investments				$594,123

The maturities of the Company’s marketable debt securities are as follows:

	Amortized	Estimated
March 31, 2021	Cost	Fair Value
(in thousands)
Mature in one year or less	$368,762	$368,878
Mature within two years	25,091	25,082
	$393,853	$393,960

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2021 and December 31, 2020 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
March 31, 2021	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$4,102	$(2)	$3,066	$(3)
Government Securities	—	—	14,990	(7)
	$4,102	$(2)	$18,056	$(10)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2020	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$15,843	$(6)	$—	$—
Government Securities	40,802	(3)	—	—
	$56,645	$(9)	$—	$—

The unrealized losses from the listed securities are primarily due to a change in the interest rate environment and not a change in the credit quality of the securities.

In 2020, the Company received shares of common stock of Aimmune Therapeutics, Inc. (Aimmune) and shares of common stock of Viridian Therapeutics, Inc. (Viridian, formerly MiRagen Therapeutics, Inc.) in connection with the Aimmune and Viridian licensing arrangements (both as defined below). The Aimmune common stock was redeemed for cash within the same year; the Viridian common stock is classified as equity securities with a readily determinable fair value at March 31, 2021. In 2020, the Company also received equity of Zenas BioPharma Limited (Zenas), a private company, in connection with a licensing agreement. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There has not been any impairment or observable price changes related to this investment. In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis), a private company, in connection with a licensing transaction. The Company recorded the Quellis equity as securities not having a readily determinable fair value, and the investment was recorded at its original cost. In 2021, Quellis merged into Catabasis Pharmaceuticals, Inc. (Catabasis), and the Company received equity shares in Catabasis, which common shares have a readily determinable fair value. The adjustment in the fair value of the Catabasis equity has been recorded in other income (loss) for the three months ended March 31, 2021.

Net gains and losses during the year ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended
	March 31,
	2021	2020
Net gains (losses) recognized on equity securities	$12,981	$(2,336)
Less: net gains recognized on equity securities redeemed	(1)	—
Unrealized gains (losses) recognized on equity securities	$12,980	$(2,336)

6. Stock Based Compensation

Our Board of Directors (the Board) and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, the Board approved the 2013 Equity Incentive Plan (the 2013 Plan), and in November 2013, our stockholders approved the 2013 Plan, which became effective as of December 3, 2013. As of December 2, 2013, we suspended the 2010 Plan, and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of March 31, 2021, the total number of shares of common stock available for issuance under the 2013 Plan is 13,445,524, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,314,937 shares on January 1, 2021. As of March 31, 2021, a total of 11,894,756 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the 2013 Employee Stock Purchase Plan (ESPP), which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board of Directors, there was no increase in the number of authorized shares in the ESPP from 2015 to 2020. As of March 31, 2021, we have issued a total of 467,595 shares of common stock under the ESPP.

During the three months ended March 31, 2021, the Company awarded 247,050 restricted stock units (RSUs) to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of March 31, 2021, we have granted a total of 700,837 shares of common stock issuable upon the vesting of RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
General and administrative	$2,737	$2,291
Research and development	5,556	4,221
	$8,293	$6,512

	Three Months Ended
	March 31,
	2021	2020
Stock options	$6,530	$5,882
ESPP	248	194
RSUs	1,515	436
	$8,293	$6,512

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2020	7,751,789	$26.23	7.00	$134,941
Options granted	1,321,917	$43.24
Options forfeited	(64,824)	$33.00
Options exercised	(230,701)	$23.14
Balance at March 31, 2021	8,778,181	$28.82	7.25	$125,395
Exercisable	4,963,607	$22.73	5.95	$100,938

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $43.06 per share as of March 31, 2021.

Weighted-average fair value of options granted during the three-month periods ended March 31, 2021 and 2020 were $22.83 and $16.64 per share, respectively. There were 1,137,420 options granted during the three-month period ended March 31, 2020. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2021 and 2020:

	Options
	Three Months Ended
	March 31,
	2021	2020
Expected term (years)	6.2	6.3
Expected volatility	55.6%	53.9%
Risk-free interest rate	1.02%	1.71%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2021	2020
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	50.8 - 66.4%	50.8%
Risk-free interest rate	0.09 - 1.65%	1.56 - 1.65%
Expected dividend yield	—%	—%

As of March 31, 2021, the unamortized compensation expense related to unvested stock options was $71.4 million. The remaining unamortized compensation expense will be recognized over the next 3.0 years. As of March 31, 2021, the unamortized compensation expense under our ESPP was $0.7 million. The remaining unamortized expense will be recognized over the next 0.7 years.

The following table summarizes the RSU activity for the three-month period ended March 31, 2021:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2020	358,825	$33.04
Granted	247,050	43.11
Vested	(117,808)	31.75
Forfeited	(9,071)	32.36
Unvested RSUs at March 31, 2021	478,996	$38.56

As of March 31, 2021, the unamortized compensation expense related to unvested RSUs was $17.3 million. The remaining unamortized expense will be recognized over the next 2.6 years.

7. Leases

The Company leases office and laboratory space in Monrovia, CA under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. In July 2017, under a separate lease agreement, the Company entered into a lease for additional space in the same building with a lease that continues through September 2022, also with an option to renew for an additional five years. The Company assesses that it is likely to exercise both options of the lease term extensions.

The Company leases additional office space in San Diego, CA through August 2022, with an option to extend for an additional five years. The Company assesses that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. As of March 31, 2021, the Company did not have additional operating leases that have not yet commenced.

The following table reconciles the undiscounted cash flows for the operating leases at March 31, 2021 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2021	$1,773
2022	2,269
2023	1,415
2024	1,436
2025	1,396
2026	1,480
Thereafter	3,861
Total undiscounted lease payments	13,630
Less: Imputed interest	(2,502)
Present value of lease payments	$11,128

Lease liabilities - short-term	$1,934
Lease liabilities - long-term	9,194
Total lease liabilities	$11,128

The following table summarizes lease costs and cash disclosures for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Operating lease cost	$614	$648
Variable lease cost	10	22
Total lease costs	$624	$670

Cash paid for amounts included in
the measurement of lease liabilities	$499	$557

As of March 31, 2021, the weighted-average remaining lease term for operating leases is 7.3 years, and the weighted-average discount rate for operating leases is 5.5%

8. Commitments and Contingencies

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

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three months ended March 31, 2021 and 2020.

Aimmune Therapeutics, Inc.

On February 4, 2020, the Company entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune pursuant to which the Company granted Aimmune an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. Under the Aimmune Agreement, Aimmune will be responsible for all further development and commercialization activities for XmAb7195. The Company received an upfront payment of $5.0 million and 156,238 shares of Aimmune common stock with an aggregate value of $4.6 million on the closing date. Under the Aimmune Agreement, the Company is also eligible to receive up to $385.0 million in milestones, which include $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties on net sales of approved products from high-single to mid-teen percentage range.

Under the Aimmune Agreement, Aimmune received exclusive worldwide rights to manufacture, develop and commercialize XmAb7195. They also received the rights to all data, information and research materials related to the XmAb7195 program.

The Company determined the transaction price at inception of the Aimmune Agreement and allocated it to the performance obligation, delivery of the XmAb7195 license. In March 2020, the Company completed delivery of its performance obligations when the license to XmAb7195 was transferred to Aimmune.

No revenue was recognized in the three months ended March 31, 2021. The Company recognized $9.6 million of revenue related to the agreement for the three months ended March 31, 2020. There is no deferred revenue as of March 31, 2021 related to this agreement.

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

At December 31, 2020, the Company recorded a contract asset of $10.0 million related to a contractual sales milestone; the Company received payment for this milestone during the three-month period ended March 31, 2021.

Under ASC 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $5.3 million and $3.3 million of royalty revenue under this arrangement for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there is a receivable of $9.5 million related to royalties due under the arrangement. There is no deferred revenue related to this agreement.

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

In May 2020, Amgen notified the Company that it was terminating its rights with respect to the CD38 x CD3 program, including AMG 424 (now XmAb698). Under the terms of the Amgen Agreement, the rights to the AMG 424 program reverted to the Company in connection with the termination. The Company plans to support studies of XmAb698 in 2021.

No revenue was recognized under the arrangement during the three months ended March 31, 2021 or 2020. As of March 31, 2021, there is no deferred revenue related to the arrangement.

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

At December 31, 2020, the Company recorded a contract asset of $2.5 million related to a development milestone; the Company received payment for this milestone in the three-month period ended March 31, 2021.

The Company did not recognize revenue related to the arrangement for the three months ended March 31, 2021. The Company recognized $0.3 million revenue for the three months ended March 31, 2020. There is no deferred revenue as of March 31, 2021 related to the arrangement.

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

Catabasis Pharmaceuticals, Inc. / Quellis Biosciences, Inc.

In May 2018, the Company entered into an agreement with Quellis, pursuant to which the Company provided Quellis a non-exclusive license to its Xtend Fc technology to apply to an identified antibody. Quellis is responsible for all development and commercialization activities. The Company received an equity interest in Quellis and is eligible to receive up to $66.0 million in milestones, which include $6.0 million in development milestones, $30.0 million in regulatory milestones and $30.0 million in sales milestones. In addition, the Company is eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

In January 2021, Quellis merged into Catabasis, and the Company received common and preferred stock of Catabasis stock in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares which is recorded as other income for the three months ended March 31, 2021.

The Company recognized other income of $12.9 million for the three months ended March 31, 2021. There is no deferred revenue as of March 31, 2021 related to this agreement.

Genentech, Inc. and F. Hoffmann-La Roche Ltd.

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306 (also named RG6323), the Company’s IL-15/IL-15Ra candidate. The Genentech Agreement became effective March 8, 2019.

Pursuant to the Genentech Agreement, XmAb306 is designated as a development program and all costs incurred for developing XmAb306 from March 8, 2019, the effective date of the Genentech Agreement, are being shared with Genentech under the initial cost-sharing percentage of 45%. In October 2020, a second candidate, a targeted IL-15 candidate, was designated as a development candidate, and all development costs incurred from the date of designation are also being shared with Genentech under the initial cost-sharing percentage of 45%.

Pursuant to the Genentech Agreement, the Company and Genentech are conducting joint research activities for a two-year period to identify and discover additional IL-15 candidates developed from the Company’s cytokine and bispecific technologies. The two-year research term may be extended an additional year if both parties agree. The Company and Genentech are currently in negotiations to extend the research term for an additional year. The Company and Genentech are each responsible for their own costs in conducting the research activities. The Company is eligible for clinical milestone payments for new Collaboration Products identified from the research efforts.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. A total of $8.3 million of the transaction price was allocated to the research activities and is being recognized over a period of time through the end of the research term that services are rendered.

For the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million and $0.7 million of income, respectively, from the Genentech Agreement. As of March 31, 2021, there is a $2.9 million payable related to cost-sharing development activities during the first quarter of 2021 for the XmAb306 and the targeted IL-15 program. There is $2.3 million in deferred revenue as of March 31, 2021, which reflects the Company’s obligation to perform research services.

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

The Company did not recognize any revenue related to the Gilead Agreement for the three months ended March 31, 2021. The Company recognized $6.0 million revenue for the three months ended March 31, 2020. There is no deferred revenue as of March 31, 2021 related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune Bio, Inc. (INmune). Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. In connection with the agreement the Company received 1,585,000 shares of INmune common stock and an option to acquire additional shares of INmune.

The option has a six-year term from the date of the INmune Agreement and provides the Company the option to purchase up to 10% of the fully diluted outstanding shares of INmune for $10.0 million. The Company has recorded its equity interest in INmune at cost pursuant to ASC 323, Investments – Equity Method and Joint Ventures. The Company did not record its share of the net loss from INmune during the three months ended March 31, 2021 or 2020, respectively, as the carrying value of this investment has been reduced to zero.

The Company did not recognize any revenue related to the INmune Agreement for the three months ended March 31, 2021 or 2020. There is no deferred revenue as of March 31, 2021 related to this agreement.

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

The Company evaluated the Janssen Agreement under ASC 606 and identified the performance obligation under the Agreement to be delivery of CD28 bispecific antibodies to Janssen from the research activities outlined in the research plan. The Company determined that the license to the bispecific antibodies is not a separate performance obligation because it is not capable of being distinct; the license to the antibodies cannot be separated from the underlying antibodies.

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

The Company is recognizing the $50.0 million transaction price as it satisfies its performance obligation to deliver CD28 bispecific antibodies to Janssen. The Company is using the expected input method, which considers an estimate of the Company’s efforts to complete the research activities outlined in the Janssen Agreement.

The Company recognized $14.6 million of revenue under this arrangement for the three months ended March 31, 2021, and there is $35.4 million in deferred revenue as of March 31, 2021 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Janssen Agreement.

MiRagen Therapeutics, Inc./Viridian Therapeutics, Inc.

In December 2020, the Company entered into a Technology License Agreement (Viridian Agreement) with Viridian (formerly MiRagen), pursuant to which the Company provided Viridian a non-exclusive license to its Xtend Fc technology and an exclusive license to apply its Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. The Company received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and is eligible to receive up to $55.0 million in milestones, which include $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales in the mid-single digit percentage range.

The Company recognized revenue of $6.0 million from the Viridian Agreement in 2020, which includes the upfront payment of 322,407 Viridian shares at their fair value at the date of the Agreement. The shares are recorded at their fair value and adjusted to their fair value at the end of each reporting period. The Company reported unrealized gain in other income of $0.1 million for the three months ended March 31, 2021 related to the Viridian shares.

The Company did not recognize revenue for the three months ended March 31, 2021, and there is no deferred revenue as of March 31, 2021, related to this agreement.

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

On July 31, 2020, the FDA granted accelerated approval to MorphoSys’ BLA for tafasitamab (now Monjuvi®) for marketing in the United States. In connection with the approval, the Company received a milestone payment of $25.0 million.

In the three months ended March 31, 2021, MorphoSys reported to us its plans to initiate additional clinical studies of Monjuvi, and the Company recorded a contract asset of $12.5 million as an adjustment to the total transaction price. In April 2021, MorphoSys and Incyte announced the dosing of the first patient in one of their planned clinical studies – a Phase 3 study (inMIND) evaluating the addition of tafasitamab to lenalidomide and rituximab in patients with relapsed or refractory follicular lymphoma or marginal zone lymphoma, and the contract asset was recorded as a receivable.

The Company is eligible to receive royalties in the high-single to low-double digit percentage range on approved sales of Monjuvi. Under ASC 606, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recorded royalties for Monjuvi based on an estimate of sales to be reported by MorphoSys for the three months ended March 31, 2021.

The Company recognized $12.5 million of milestone revenue under this arrangement for the three months ended March 31, 2020. The Company recognized $1.4 million of royalty revenue and an additional $12.5 million of milestone revenue during the three months ended March 31, 2021. As of March 31, 2021, there is a contract asset of $12.5 million for a development milestone and a receivable of $1.4 million related to estimated royalties due under the arrangement. As of March 31, 2021, there is no deferred revenue related to this agreement.

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

No revenue was recognized during the three months ended March 31, 2021 or 2020 from the Novartis Agreement. As of March 31, 2021, there is a receivable of $0.9 million related to cost-sharing of development activities for the first quarter of 2021 for the vibecotamab program and $40.1 million in deferred revenue related to the obligation to deliver two additional Global Discovery Programs to Novartis under the arrangement.

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

The Company did not recognize any revenue related to the Omeros Agreement for the three months ended March 31, 2021. There is no deferred revenue as of March 31, 2021 related to this agreement.

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

The Company evaluated the Vir Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company, which were transferred to Vir upon execution of the Vir Agreement in July 2019.

In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibodies, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range.

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

In February 2021, the Company entered into the Vir Amendment No. 1 to the Vir Agreement and the Vir Amendment No. 1 to the Second Vir Agreement (collectively, the Vir Amendments), in which the Company provided a non-exclusive license to additional Fc technology for the targets previously identified in the Vir Agreement and the Second Vir Agreement. If Vir incorporates additional Fc technologies in the identified targets, the Company is eligible to receive additional royalties on net sales of approved products from low to mid-single digit range.

The Company determined that the Second Vir Agreement and the Vir Amendments were modifications of the original Vir Agreement, and the transfer of the license occurred at inception of the Vir Agreement. The total consideration under the arrangement did not change with the Amended Vir Agreement as the Company will potentially receive additional royalty revenue which is variable consideration and is not included in the transaction price.

The Company did not recognize revenue for the three months ended March 31, 2021 or 2020, and there is no deferred revenue as of March 31, 2021 related to this agreement.

Zenas BioPharma Limited License Agreement

In November 2020, the Company entered into a License Agreement (the Zenas Agreement) with Zenas, pursuant to which the Company granted Zenas exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates: XmAb6755, XPro9523 and XmAb10717. Under the Zenas Agreement, Zenas will be responsible for all further development and commercialization activities for the candidates. The Company received a 15% equity interest in Zenas with a fair value of $16.1 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

The total transaction price is $16.1 million, which includes the upfront payment of 15% of the equity of Zenas at its fair value at the date of the Zenas Agreement. The Company recorded licensing revenue of $16.1 million for the Zenas Agreement for the three months ended December 31, 2020. The equity in Zenas is recorded at the fair value at the date of the Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value. The Company did not record an impairment or change in the value of the Zenas equity at March 31, 2021.

The Company did not recognize any revenue related to the agreement for the three months ended March 31, 2021. There is no deferred revenue as of March 31, 2021 related to this agreement.

Revenue earned

The revenues recorded for the three months ended March 31, 2021 and 2020 were earned principally from the following licensees (in millions):

	Three Months Ended
	March 31,
	2021	2020

Aimmune	$—	$9.6
Alexion	5.3	3.3
Astellas	—	0.3
Genentech	0.2	0.7
Gilead	—	6.0
Janssen	14.6	—
MorphoSys	13.9	12.5
Total	$34.0	$32.4

The table below summarizes the disaggregation of revenue recorded for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020

Research collaboration	$14.8	$1.0
Milestone	12.5	12.5
Licensing	—	15.6
Royalties	6.7	3.3
Total	$34.0	$32.4

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligations are delivery of two Global Discovery Programs under the Novartis Agreement and conducting research activities pursuant to research plans under the Genentech and Janssen Agreements. The Company has completed its performance obligations for research activities pursuant to the Astellas Agreement in the second quarter of 2020. As of March 31, 2021 and 2020, the Company has deferred revenue of $77.8 million and $46.2 million, respectively. All deferred revenue is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Novartis under the Novartis Agreement and by Janssen under the Janssen Agreement. The Company’s obligation to perform research services to Genentech will end upon expiration of the research term.

10. Income taxes

There was no provision for income taxes for the three months ended March 31, 2021 or 2020. As of March 31, 2021, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021; these provisions are not expected to have a material impact on the Company’s income tax provision.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

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

Refer to Part I, Item 1, “XmAb Bispecific Technologies” and “Other XmAb Fc Technologies” in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our core Fc technology platforms.

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the three months ended March 31, 2021, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have instituted quarantines, restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, our partner, Vir Biotechnology, Inc. is evaluating VIR-7831, an antibody that targets the SARS-CoV-2 in Phase 3 development. VIR-7831 incorporates our Xtend Fc technology for longer duration of action. VIR-7832, which also targets the SARS-CoV-2 virus, also incorporates Xtend technology as well as other XmAb Fc technologies, and it is in the preclinical stages of development. We are eligible to receive a mid-single digit percentage royalty on the net sales.

●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected our revenues for the quarter ended March 31, 2021. During the quarter, for example, we generated approximately $34.0 million in revenue from our partnerships and collaborations including Janssen, MorphoSys, and Alexion, recognizing $14.6 million, $13.9 million, and $5.3 million of revenue, respectively.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such as Ultomiris and Monjuvi, the ability of our partners to advance our partnered programs through regulatory approval and the ability of our partners to advance our partnered programs into later stages of development, which provide us with potential milestone payments. If the COVID-19 pandemic continues for an extended period and adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients in seven clinical programs, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more XmAb technologies. Although the pandemic has not materially affected our clinical development for the period ended March 31, 2021, some of our clinical programs have experienced slower patient enrollment as a result of the pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research and development activities: We require all non-laboratory employees to work remotely, and we have implemented additional health, safety and environmental procedures for all onsite laboratory research employees. We have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of March 31, 2021, these activities have continued without interruption from the COVID-19 pandemic.

Our development activities include conducting investigational new drug (IND)-enabling studies for XmAb819. Several other bispecific antibody and cytokine programs are in earlier stages of development. During the third quarter of 2020, the manufacturers of our drug supplies notified us of critical shortages of materials used in their manufacturing processes due to pandemic-related reallocation of resources. The shortages will not affect our current clinical programs as we have sufficient supply of drug material to continue the ongoing trials without interruption. However, the shortages have extended the development timelines of early-stage development candidates, including XmAb819, by three to six months based on current information from our vendors. The development timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply interruption extends longer than current estimates.

Clinical-Stage XmAb Bispecific Antibody and Cytokine Drug Candidate Updates

Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 studies for seven wholly owned or co-development candidates to treat patients with many different types of cancer, and an eighth, in development for patients with autoimmune disease, entered clinical development in April 2021.

Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. Preliminary safety and anti-tumor activity from the ongoing Phase 1 dose-escalation study of plamotamab in B-cell malignancies, including from patients with relapsed or refractory non-Hodgkin's lymphoma (NHL), indicate that plamotamab was generally well tolerated and demonstrated encouraging clinical activity as a monotherapy. We are currently enrolling patients in this study. In November 2020, we entered a strategic clinical collaboration with MorphoSys AG to investigate the chemotherapy-free triple combination of plamotamab, tafasitamab and lenalidomide in patients with relapsed or refractory diffuse large B cell lymphoma (DLBCL), first-line DLBCL and relapsed or refractory follicular lymphoma (FL). We plan to initiate the first of these studies, in patients with relapsed or refractory DLBCL, an aggressive type of NHL, in late 2021 or early 2022.

XmAb717 (PD-1 x CTLA-4): XmAb717 is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed in multiple types of solid tumors, including for patients with castration-resistant prostate cancer. Data from the ongoing Phase 1 study indicate that XmAb717 was generally well-tolerated, and the most common treatment-related adverse events were immune-related adverse events (irAEs); however, rates of irAEs, including colitis, were lower than typically observed with CTLA-4 blockade. Clinical responses were observed in all expansion cohorts, and the objective response rate across cohorts was 19.0%. In mid-2021, we plan to initiate a Phase 2 study of XmAb717 for patients with certain molecular subtypes of CRPC, as a monotherapy or in combination depending on the subtype, as these patients represent a high unmet medical need.

Vibecotamab (CD123 x CD3): Vibecotamab is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. We continue enrolling patients with AML in an ongoing Phase 1 dose escalation study and are reviewing data with our partner, Novartis, in planning additional studies of vibecotamab.

Tidutamab (SSTR2 x CD3): Tidutamab is a bispecific antibody that targets somatostatin receptor 2, (SSTR2), a target on many neuroendocrine-like tumor types, and CD3. Initial dose-escalation data from the ongoing Phase 1 study in patients with neuroendocrine tumors (NET) indicate that tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study. Because tidutamab induced sustained activation of cytotoxic T cells and engagement of the SSTR2 target and has an encouraging safety profile, we plan to initiate a clinical study for tidutamab in patients with Merkel cell carcinoma and small cell lung cancer, SSTR2-expressing tumor types known to be responsive to immunotherapy, in mid-2021.

XmAb306/RO7310729 (IL15/IL15Rα-Fc Cytokine): XmAb306 is an IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program, as well as other potential IL-15 programs, in collaboration with Genentech. Genentech has dosed cohorts of the Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab.

XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned, monovalent interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In preclinical studies, XmAb574 was well-tolerated, promoted the selective and sustained expansion of Tregs and exhibited a favorable pharmacokinetic profile. In April 2021, the first subject was dosed in a randomized, double-blind, placebo-controlled Phase 1 clinical study that will evaluate the safety and tolerability of XmAb564, administered subcutaneously in healthy adult volunteers.

Additional wholly owned XmAb bispecific antibody programs in Phase 1 clinical studies include XmAb841 (CTLA-4 x LAG-3) and XmAb104 (PD-1 x ICOS). We continue enrolling patients with advanced solid tumors to these studies. A new study of XmAb698 (CD38 x CD3) is currently being planned to start later in 2021.

Advancements Expanding XmAb Bispecific Platforms

We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates. We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we recently introduced CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers CD3 bispecifics to address an expanded set of tumor antigens. Our lead XmAb 2+1 bispecific antibody candidate is XmAb819, a first-in-class ENPP3 x CD3 bispecific antibody. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low level expression on normal tissues. We plan to submit an IND application for XmAb819 in 2021 and initiate a Phase 1 study in early 2022.

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

In April 2021, we presented emerging preclinical data from early-stage programs that highlight the potential of the XmAb 2+1 bispecific antibody format and the CD28 platform at the American Association for Cancer Research (AACR) Annual Meeting.

Progress Across Partnerships

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb technologies and drug candidates with partnerships, collaborations and licenses. We have fifteen partnerships for the licensing of our XmAb technologies and drug candidates. Through these arrangements we generate revenues in the form of upfront payments, milestone payments and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in the form of keeping major geographic commercial rights; profit-sharing; co-development options; and the right to conduct studies with drug candidates developed in the collaboration. The types of arrangements that we have entered with partners include product licenses, novel bispecific antibody collaborations, technology licensing agreements and strategic collaborations.

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

The U.S. FDA approved Monjuvi® (tafasitamab-cxix), the second product with XmAb technology to be approved for commercial marketing, under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified , including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerate approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). The antibody was created and initially developed by us. Monjuvi is co-commercialized in the U.S. by MorphoSys and Incyte. The European Marketing Authorization Application for tafasitamab is currently under review by the European Medicines Agency. In April 2021, MorphoSys and Incyte announced the initiation of a Phase 3 study (inMIND) evaluating the addition of tafasitamab to lenalidomide and rituximab in patients with relapsed or refractory follicular lymphoma or marginal zone lymphoma. In the first quarter of 2021, we earned $12.5 million for the development milestone and recognized royalty revenue of $1.4 million on net sales of Monjuvi. Monjuvi® is a registered trademark of MorphoSys AG.

A second IL-15 cytokine candidate, which is engineered with a target-specific binding arm, is in preclinical development under our Genentech collaboration. As a Collaboration Product under the agreement, we share in 45% of development and commercialization costs, while Genentech will pay for commercial launch costs, and we will receive a 45% share of net profits from sales from all collaboration products, while also sharing in the net losses at the same percentage rate. We are eligible to receive up to $180.0 million in clinical milestone payments for this candidate. Genentech is currently conducting IND-enabling studies for this candidate.

In November 2020, we entered into an agreement with Zenas (previously undisclosed), to which we licensed the exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease. Zenas is a cross-border biopharmaceutical company committed to becoming a global leader in the development and delivery of immune-based therapies for patients in China and around the world. XmAb6755, XPro9523 and XmAb10717 incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. Zenas has indicated that these programs, which they have collectively named ZB002, ZB003 and ZB004, are undergoing IND-enabling studies to support clinical development for both new and established autoimmune disease indications. We received a 15% equity interest in the company, and we will also receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

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

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S., Europe and Japan for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. In the first quarter of 2021, we earned $5.3 million in royalties from Alexion.

Xencor previously entered into a technology license agreement with Vir, pursuant to which Vir has non-exclusive access to multiple Xencor Fc technologies, including Xtend™ Fc technology, designed to extend the half-life of novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the agreement, Vir is solely responsible for the activities and costs related to research, development, regulatory and commercial activities for their COVID-19 drug candidates, and Xencor is eligible to receive royalties on net sales in the mid-single digit percent range. Vir and its partner GlaxoSmithKline plc (GSK) are evaluating VIR-7831 in an extensive ongoing clinical development program. In March 2021, Vir and GSK submitted an EUA application to the FDA based on an interim analysis of the Phase 3 COMET-ICE (COVID-19 Monoclonal antibody Efficacy Trial - Intent to Care Early) trial, which demonstrated an 85% reduction in hospitalization or death in high-risk adult outpatients COVID-19 patients receiving VIR-7831 as monotherapy compared to placebo, the primary endpoint of the trial.

In February 2021, we amended the Vir licensing agreements to include a non-exclusive license to our XmAb Cytotoxic Fc Domain. If Vir incorporates both Xtend and Cytotoxic Fc Domains into their drug candidates, we are eligible for an increase in the royalty rates, in the mid-single digit percent range.

Refer to Part I, Item 1, Note 9, Collaboration and Licensing Agreements of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

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

As of March 31, 2021, we had an accumulated deficit of $368.2 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020	Change

Revenues:
Research collaboration	$14.8	$1.0	$13.8
Milestone	12.5	12.5	—
Licensing	—	15.6	(15.6)
Royalties	6.7	3.3	3.4
Total revenues	34.0	32.4	1.6
Operating expenses:
Research and development	41.4	34.0	7.4
General and administrative	8.2	7.2	1.0
Total operating expenses	49.6	41.2	8.4
Other income, net	13.1	0.7	12.4
Net loss	$(2.5)	$(8.1)	$5.6

Revenues

Revenues for the three months ended March 31, 2021 are primarily from the collaboration with Janssen, milestone revenue recognized from MorphoSys, and the royalty revenue from Alexion and MorphoSys. Revenues for the three months ended March 31, 2020 are primarily from milestone revenues recognized from our MorphoSys collaboration, royalty revenue from our Alexion collaboration, and licensing revenue recognized from the collaborations with Aimmune and Gilead.

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020	Change
Product programs:
Obexelimab (XmAb5871)	$0.6	$1.0	$(0.4)

Bispecific programs:
CD3 programs:
Vibecotamab*	2.9	2.7	0.2
Plamotamab	6.7	7.0	(0.3)
Tidutamab	4.3	3.2	1.1
XmAb819 (ENPP3 x CD3)	3.0	1.1	1.9
Total CD3 programs	16.9	14.0	2.9

Tumor micro environment (TME) activator programs:
XmAb717	5.9	5.3	0.6
XmAb104	2.5	2.7	(0.2)
XmAb841	3.1	2.5	0.6
Total TME activators programs	11.5	10.5	1.0

Cytokine programs:
XmAb306/RG6323 and second IL-15 candidate*	3.9	2.0	1.9
XmAb564	3.2	1.9	1.3
Total cytokine programs	7.1	3.9	3.2

Subtotal bispecific programs	35.5	28.4	7.1

Other, research and early stage programs	5.3	4.6	0.7

Total research and development expenses	$41.4	$34.0	$7.4

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

	Three Months Ended
	March 31,
	2021	2020	Change
External research and development expenses	$20.8	$17.2	$3.6
Internal research and development expenses	15.0	12.6	2.4
Stock based compensation	5.6	4.2	1.4
Total research and development expenses	$41.4	$34.0	$7.4

Research and development expenses increased by $7.4 million for the three months ended March 31, 2021 over the same period in 2020 primarily due to increased spending on our XmAb306, XmAb564, and XmAb819 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended
	March 31,
	2021	2020	Change
General and administrative	$8.2	$7.2	$1.0

General and administrative expenses increased by $1.0 million for the three months ended March 31, 2021 over the same period in 2020 primarily due to increased general and administrative staffing.

Other Income, Net

Other income was $13.2 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase in other income was primarily due to unrealized gain recognized with respect to the shares of Catabasis that we received from its merger with Quellis.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(29,966)	$9,460	$(39,426)
Investing activities	38,048	12,565	25,483
Financing activities	5,339	1,471	3,868
Net increase in cash	$13,421	$23,496	$(10,075)

Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $30.0 million while cash provided by operating activities for the three months ended March 31, 2020 was $9.5 million. The increase in cash used in operating activities is primarily due to increased research and development expenses.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 increased by $3.9 million over the same period in 2020, which reflects additional proceeds received from the exercise of stock options.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of March 31, 2021, we had $577.1 million of cash, cash equivalents and marketable investment securities compared to $604.0 million as of December 31, 2020. The investments in marketable securities are further described above in Note 5, Marketable and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities, and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2024. We have based these estimates on assumptions that may prove to be wrong, and the COVID-19 pandemic could materially alter these estimates which would cause us to use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2021.

Critical Accounting Policies

For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

The disclosure in Note 8, Commitments and Contingencies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q includes a discussion of our legal proceedings and is incorporated herein by reference.

ITEM 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

10.1	First Amendment to the Collaboration and License Agreement, dated March 10, 2021, by and between the Company and Genentech, Inc. and F. Hoffmann-La Roche LTD.

10.2*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2021).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan.

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

Dated: May 5, 2021