Form 10-Q
period 2021-06-30
Xencor Inc
filed 2021-08-04
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-36182

Xencor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1622502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Lemon Avenue, Monrovia, CA	91016
(Address of principal executive offices)	(Zip Code)

(626) 305-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	XNCR	The Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2021
Common stock, par value $0.01 per share	58,323,914

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2021

In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Quarterly Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” the negative of such terms or other words indicating future results.

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and this Quarterly Report on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$115,842	$163,544
Marketable securities	288,976	434,156
Equity securities	45,230	5,303
Accounts receivable	14,825	11,443
Contract asset	500	12,500
Prepaid expenses and other current assets	15,594	10,726
Total current assets	480,967	637,672
Property and equipment, net	23,132	21,682
Patents, licenses, and other intangible assets, net	16,384	15,977
Marketable securities - long term	153,619	1,030
Equity securities - long term	17,146	16,071
Other assets	4,354	10,812
Total assets	$695,602	$703,244
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,112	$8,954
Accrued expenses	17,328	17,603
Lease liabilities	2,322	1,889
Deferred revenue	19,200	92,615
Total current liabilities	45,962	121,061
Lease liabilities, net of current portion	2,702	9,739
Total liabilities	48,664	130,800
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2021 and December 31, 2020; 58,315,485 issued and outstanding at June 30, 2021 and 57,873,444 issued and outstanding at December 31, 2020	584	580
Additional paid-in capital	962,343	937,525
Accumulated other comprehensive income (loss)	(15)	74
Accumulated deficit	(315,974)	(365,735)
Total stockholders’ equity	646,938	572,444
Total liabilities and stockholders’ equity	$695,602	$703,244

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Collaborations, licenses, milestones, and royalties	$67,447	$13,089	$101,412	$45,474
Operating expenses
Research and development	49,497	43,458	90,908	77,401
General and administrative	8,863	7,231	17,090	14,449
Total operating expenses	58,360	50,689	107,998	91,850
Income (loss) from operations	9,087	(37,600)	(6,586)	(46,376)
Other income (expenses)
Interest income, net	147	2,090	362	5,129
Other income (expense), net	(6)	134	(17)	133
Gain (loss) on equity securities, net	43,020	358	56,002	(1,978)
Total other income, net	43,161	2,582	56,347	3,284
Net income (loss)	52,248	(35,018)	49,761	(43,092)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities	(112)	427	(90)	322
Comprehensive income (loss)	$52,136	$(34,591)	$49,671	$(42,770)

Basic net income (loss) per common share	$0.90	$(0.61)	$0.86	$(0.76)
Diluted net income (loss) per common share	$0.87	$(0.61)	$0.82	$(0.76)

Basic weighted average common shares outstanding	58,247,941	57,059,610	58,123,319	57,003,162

Diluted weighted average common shares outstanding	60,335,339	57,059,610	60,503,846	57,003,162

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	$572,444
Issuance of common stock upon exercise of stock awards	230,701	2	5,337	—	—	5,339
Issuance of restricted stock units	117,808	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	23	(2,487)	(2,464)
Stock-based compensation	—	—	8,293	—	—	8,293
Balance, March 31, 2021	58,221,953	583	951,154	97	(368,222)	583,612

Issuance of common stock upon exercise of stock awards	52,790	1	902	—	—	903
Issuance of restricted stock units	10,190	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	30,552	—	937	—	—	937
Comprehensive income (loss)	—	—	—	(112)	52,248	52,136
Stock-based compensation	—	—	9,350	—	—	9,350
Balance, June 30, 2021	58,315,485	$584	$962,343	$(15)	$(315,974)	$646,938

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	56,902,301	$569	$887,873	$1,161	$(296,402)	$593,201
Issuance of common stock upon exercise of stock awards	79,930	1	1,470	—	—	1,471
Issuance of restricted stock units	19,022	—	—	—	—	—
Comprehensive loss	—	—	—	(105)	(8,074)	(8,179)
Stock-based compensation	—	—	6,512	—	—	6,512
Balance, March 31, 2020	57,001,253	570	895,855	1,056	(304,476)	593,005

Issuance of common stock upon exercise of stock awards	181,856	2	3,273	—	—	3,275
Issuance of restricted stock units	2,800	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	28,344	—	725	—	—	725
Comprehensive income (loss)	—	—	—	427	(35,018)	(34,591)
Stock-based compensation	—	—	8,231	—	—	8,231
Balance, June 30, 2020	57,214,253	$572	$908,084	$1,483	$(339,494)	$570,645

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$49,761	$(43,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,391	2,816
Amortization of premium (accretion of discount) on marketable securities	1,711	(838)
Stock-based compensation	17,643	14,743
Abandonment of capitalized intangible assets	310	167
Equity received in connection with license agreement	—	(4,589)
Equity received in connection with sale of financial assets	(3,300)	—
Change in fair value of equity securities	(37,701)	1,978
(Gain) loss on disposal of assets	(4)	5
Gain on sale of marketable securities available for sale	—	(153)
Changes in operating assets and liabilities:
Accounts receivable	(3,382)	12,649
Interest receivable	496	914
Contract asset and deposits	11,938	—
Prepaid expenses and other assets	(4,868)	(843)
Accounts payable	(1,842)	324
Accrued expenses	(275)	162
Income taxes	—	91
Lease liabilities and right of use (ROU) assets	(83)	(110)
Deferred revenue	(73,415)	(2,446)
Net cash used in operating activities	(39,620)	(18,222)
Cash flows from investing activities
Purchase of marketable securities	(231,459)	(302,319)
Proceeds from sale of property and equipment	4	—
Purchase of intangible assets	(1,324)	(1,467)
Purchase of property and equipment	(4,234)	(2,695)
Proceeds from maturities and sale of marketable securities	221,752	378,454
Net cash (used in) provided by investing activities	(15,261)	71,973
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	6,242	4,746
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	937	725
Net cash provided by financing activities	7,179	5,471
Net (decrease) increase in cash and cash equivalents	(47,702)	59,222
Cash and cash equivalents, beginning of period	163,544	50,312
Cash and cash equivalents, end of period	$115,842	$109,534

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9	$11
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities	$(90)	$322

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2021

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

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, intangible assets, and related amortization. Significant estimates in these interim financial statements include estimates: made for royalty revenue, accrued research and development expenses, stock-based compensation expenses, intangible assets and related amortization, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There were no impairment charges recorded for the three and six months ended June 30, 2021 and 2020.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three and six months ended June 30, 2021 and 2020.

Marketable and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and six months ended June 30, 2021 and 2020. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

The Company receives equity securities in connection with certain licensing transactions with its partners. These investments in equity securities are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For equity securities with a readily determinable fair value, the Company re-measures these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gain or loss on the sale of the securities will be recognized within other income (expense) in the Statements of Comprehensive Income (Loss) in the period of sale.

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

2. Fair Value of Financial Instruments

Financial instruments included in the financial statements include cash and cash equivalents, marketable debt and equity securities, accounts receivable, accounts payable, and accrued expenses. Marketable debt securities, equity securities, and cash equivalents are carried at fair value. The fair value of the other financial instruments closely approximates their fair value due to their short-term maturities.

The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosure about fair value measurements. The ASC 820 hierarchy ranks the quality of reliable inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2021
	(unaudited)				December 31, 2020
	Total				Total
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Available-for-Sale Debt Securities:
Money Market Funds	$71,703	$71,703	$—	$—	$158,937	$158,937	$—	$—
Corporate Securities	104,957	—	104,957	—	119,833	—	119,833	—
Government Securities	337,638	—	337,638	—	315,353	—	315,353	—
Equity Securities:
Securities with Readily Determinable Fair Value	45,230	45,230	—	—	5,303	5,303	—	—
Securities without Readily Determinable Fair Value	17,146	—	—	17,146	16,071	—	—	16,071
	$576,674	$116,933	$442,595	$17,146	$615,497	$164,240	$435,186	$16,071

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1 and Level 2. During the three and six months ended June 30, 2021, an equity investment without a readily determinable fair value was transferred to Level 1 from Level 3.

The following table provides a rollforward for recurring Level 3 fair value measurements (in thousands):

Securities without Readily Determinable Fair Value
Balance at December 31, 2020	$16,071
Issuance	12,148
Transfer out of Level 3	(11,073)
Balance at June 30, 2021	$17,146

The Company held equity securities without readily determinable fair value at June 30, 2021 and December 31, 2020, respectively. The Company elects the measurement alternative to record at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

3. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. Potentially dilutive securities consisting of stock issuable pursuant to outstanding options and restricted stock units (RSUs), and stock issuable pursuant to the 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.

Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$52,248	$(35,018)	$49,761	$(43,092)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	58,247,941	57,059,610	58,123,319	57,003,162
Effect of dilutive securities	2,087,398	—	2,380,527	—
Weighted-average common shares outstanding used in computing diluted net income (loss)	60,335,339	57,059,610	60,503,846	57,003,162
Basic net income (loss) per common share	$0.90	$(0.61)	$0.86	$(0.76)
Diluted net income (loss) per common share	$0.87	$(0.61)	$0.82	$(0.76)

For the three and six months ended June 30, 2021, we excluded 1,374,608 and 698,917 shares of stock issuable pursuant to outstanding options and RSUs from the calculation, respectively, because the inclusion of such shares would have had an antidilutive effect. For the three and six months ended June 30, 2020, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as the effect of including such securities would have been anti-dilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2021 and 2020, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020.

5. Marketable and Equity Securities

The Company’s marketable debt securities held as of June 30, 2021 and December 31, 2020 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2021	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$71,703	$—	$—	$71,703
Corporate Securities	104,975	13	(31)	104,957
Government Securities	337,625	36	(23)	337,638
	$514,303	$49	$(54)	$514,298

Reported as
Cash and cash equivalents				$71,703
Marketable securities				442,595
Total investments				$514,298

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$158,937	$—	$—	$158,937
Corporate Securities	119,782	57	(6)	119,833
Government Securities	315,319	37	(3)	315,353
	$594,038	$94	$(9)	$594,123

Reported as
Cash and cash equivalents				$158,937
Marketable securities				435,186
Total investments				$594,123

The maturities of the Company’s marketable debt securities as of June 30, 2021 are as follows:

	Amortized	Estimated
June 30, 2021	Cost	Fair Value
(in thousands)
Mature in one year or less	$288,935	$288,976
Mature within two years	153,665	153,619
	$442,600	$442,595

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2021 and December 31, 2020 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
June 30, 2021	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$11,721	$(4)	$24,876	$(27)
Government Securities	—	—	84,888	(23)
	$11,721	$(4)	$109,764	$(50)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2020	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$15,843	$(6)	$—	$—
Government Securities	40,802	(3)	—	—
	$56,645	$(9)	$—	$—

The unrealized losses from the listed securities are primarily due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). Equity securities with a readily determinable fair value and their fair values (in thousands) as of June 30, 2021 and December 31, 2020 are as follows:

	Fair Value	Fair Value
	June 30, 2021	December 31, 2020
Catabasis Common Stock	$8,102	$—
INmune Common Stock	31,231	—
Viridian Common Stock	5,897	5,303
	$45,230	$5,303

The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of June 30, 2021 and December 31, 2020 are as follows:

	Carrying Value	Carrying Value
	June 30, 2021	December 31, 2020
Catabasis Preferred Stock	$1,075	$—
Zenas Preferred Stock	16,071	16,071
	$17,146	$16,071

In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis), in connection with a licensing transaction. The Company recorded the Quellis equity as securities not having a readily determinable fair value, and the investment was recorded at its original cost. In 2021, Quellis merged into Catabasis Pharmaceuticals, Inc. (Catabasis), and the Company received 259,206 shares of common stock and 3,928 shares of preferred stock in Catabasis in exchange for its Quellis equity. During the three months ended June 30, 2021, 3,581 shares of the Catabasis preferred stock were exchanged for 3,580,539 shares of Catabasis common stock. The 3,839,745 shares of the Catabasis common stock have a readily determinable fair value. The adjustment in the fair value of the Catabasis common stock has been recorded in gain (loss) on equity securities for the three and six months ended June 30, 2021.

The Company records its investment in the shares of Catabasis preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the shares of preferred stock at their initial cost and reviews the carrying value for impairment or other changes in carrying value at each reporting period.

In 2017, the Company received 1,585,000 shares of common stock of INmune Bio, Inc. and an option to acquire an additional 10% of INmune’s outstanding shares of common stock in connection with a licensing transaction. The Company initially recorded its equity interest, including its option to acquire additional equity in INmune, at cost pursuant to ASC 323, Investments – Equity Method and Joint Ventures. In June 2021, the Company entered into an Option Cancellation Agreement with INmune and received an additional 192,533 shares of INmune common stock. During the period ended June 30, 2021, the Company determined that it should no longer account for its investment in INmune under the equity method. The 1,777,533 shares of INmune common stock have a readily determinable fair value and the adjustment in the fair value of the shares of INmune common stock has been recorded in gain (loss) on equity securities for the three and six months ended June 30, 2021.

In 2020, the Company received 322,407 shares of common stock of Viridian in connection with the Viridian Agreement (defined below). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value at June 30, 2021.

In 2020, the Company received an equity interest in Zenas BioPharma Limited (Zenas), in connection with the Zenas Agreement (defined below). The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and six months ended June 30, 2021, there has not been any impairment or observable price changes related to this investment.

Net gains and losses recognized on equity securities during the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities	$43,020	$358	$56,002	$(1,978)
Less: net gains recognized on sale of equity securities	(18,300)	—	(18,301)	—
Unrealized gains (losses) recognized on equity securities	$24,720	$358	$37,701	$(1,978)

6. Stock Based Compensation

Our Board of Directors (the Board) and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, the Board approved the 2013 Equity Incentive Plan (the 2013 Plan), and in November 2013, our stockholders approved the 2013 Plan, which became effective as of December 3, 2013. As of December 2, 2013, we suspended the 2010 Plan, and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation, or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of June 30, 2021, the total number of shares of common stock available for issuance under the 2013 Plan is 13,382,544, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,314,937 shares on January 1, 2021. As of June 30, 2021, a total of 12,061,415 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board, there was no increase in the number of authorized shares in the ESPP from 2015 to 2020. As of June 30, 2021, we have issued a total of 498,147 shares of common stock under the ESPP.

During the six months ended June 30, 2021, the Company awarded 266,726 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of June 30, 2021, we have granted a total of 720,513 shares of common stock issuable upon the vesting of RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	$3,193	$2,804	$5,930	$5,095
Research and development	6,157	5,427	11,713	9,648
	$9,350	$8,231	$17,643	$14,743

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	$7,355	$6,667	$13,885	$12,549
ESPP	253	213	501	407
RSUs	1,742	1,351	3,257	1,787
	$9,350	$8,231	$17,643	$14,743

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2020	7,751,789	$26.23	7.00	$134,941
Options granted	1,488,576	$42.73
Options forfeited	(197,440)	$35.34
Options exercised	(283,491)	$22.02
Balance at June 30, 2021	8,759,434	$28.97	6.94	$65,388
Exercisable	5,265,826	$23.37	5.68	$61,080

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $34.49 per share as of June 30, 2021.

The weighted-average fair value of options granted during the six-month periods ended June 30, 2021 and 2020 were $22.54 and $16.44 per share, respectively. There were 1,433,699 options granted during the six-month period ended June 30, 2020. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2021 and 2020:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (years)	6.2	5.7	6.2	6.2
Expected volatility	55.3%	56.1%	55.6%	54.3%
Risk-free interest rate	1.03%	0.41%	1.02%	0.84%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	46.1 - 66.4%	50.8 - 62.6%	46.1 - 66.4%	50.8 - 62.6%
Risk-free interest rate	0.04 - 1.65%	0.18 - 1.65%	0.04 - 1.65%	0.18 - 1.65%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2021, the unamortized compensation expense related to unvested stock options was $65.0 million. The remaining unamortized compensation expense will be recognized over the next 2.8 years. As of June 30, 2021, the unamortized compensation expense under our ESPP was $0.5 million. The remaining unamortized expense will be recognized over the next 0.4 years.

The following table summarizes the RSU activity for the six-month period ended June 30, 2021:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2020	358,825	$33.04
Granted	266,726	42.85
Vested	(127,998)	31.71
Forfeited	(28,086)	36.16
Unvested RSUs at June 30, 2021	469,467	$38.79

As of June 30, 2021, the unamortized compensation expense related to unvested RSUs was $15.7 million. The remaining unamortized expense will be recognized over the next 2.3 years.

7. Leases

The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. In July 2017, under a separate lease agreement, the Company entered into a lease for additional space in the same building with a lease that continues through September 2022, also with an option to renew for an additional five years. The Company has assessed that it is unlikely to exercise either of the lease term extension options.

The Company leases additional office space in San Diego, California through August 2022, with an option to extend for an additional five years. The Company has assessed that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

In June 2021, the Company entered into an Agreement of Lease (465 Halstead), (the “Halstead Lease”) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California, where the Company intends to move its corporate headquarters in the second half of 2022. The term of the Halstead Lease will become effective in two phases. The first phase commences on July 1, 2022 and encompasses 83,083 square feet while the second phase commences no later than September 30, 2026 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from July 1, 2022. The Company received delivery of the premise on July 1, 2021 and is scheduled to complete construction of office, laboratory, and related improvements in the second half of 2022. The Halstead Lease provides the Company with improvement allowances of up to $17,032,015 and $3,252,000 in connection with the Phase 1 and Phase 2 building improvements, respectively. The initial base monthly rent is $386,335.95, or $4.65 per square foot, and includes increases of three percent annually. The Company will also be responsible for its proportionate share of operating expenses, tax expense, and utility costs. In July 2021, the Halstead Lease was amended to clarify the start date of the new lease as August 1, 2021 and amends other provisions of the Halstead Lease to reflect the new start date of the lease.

In June 2021, the Company entered into an 18-month lease for a 7,020-square-foot office space in Monrovia, California. The lease begins on August 1, 2021 and the initial base monthly rent is $15,000. The Company received delivery of the premises on July 19, 2021.

The following table reconciles the undiscounted cash flows for the operating leases at June 30, 2021 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2021	$1,117
2022	2,093
2023	707
2024	729
2025	688
Total undiscounted lease payments	5,334
Less: Imputed interest	(310)
Present value of lease payments	$5,024

Lease liabilities - short-term	$2,322
Lease liabilities - long-term	2,702
Total lease liabilities	$5,024

The following table summarizes lease costs and cash payments for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating lease cost	$614	$648	$1,228	$1,297
Variable lease cost	18	38	28	59
Total lease costs	$632	$686	$1,256	$1,356

Cash paid for amounts included in
the measurement of lease liabilities	$548	$566	$1,047	$1,123

As of June 30, 2021, the weighted-average remaining lease term for operating leases is 3.1 years, and the weighted-average discount rate for operating leases is 4.0%

8. Commitments and Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

The Company is obligated to make future payments to third parties under in-license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheet. The Company has also entered into agreements with third-party vendors that will require us to make future payments upon the delivery of goods and services in future periods.

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and six months ended June 30, 2021 and 2020.

Aimmune Therapeutics, Inc.

On February 4, 2020, the Company entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune pursuant to which the Company granted Aimmune an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. The Company received an upfront payment of $5.0 million and 156,238 shares of Aimmune common stock with an aggregate value of $4.6 million on the closing date. Under the Aimmune Agreement, the Company is also eligible to receive up to $385.0 million in milestones, which includes $22.0 million in development milestones, $53.0 million in regulatory milestones and $310.0 million in sales milestones, and tiered royalties on net sales of approved products from high-single to mid-teen percentage range.

No revenue was recognized in the three and six months ended June 30, 2021, or the three months ended June 30, 2020. The Company recognized $9.6 million of revenue related to the agreement for the six months ended June 30, 2020. There is no deferred revenue as of June 30, 2021 related to this agreement.

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

Under ASC 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $5.2 million and $3.8 million of royalty revenue under this arrangement for the three months ended June 30, 2021 and 2020, respectively. The Company recognized $10.5 million and $7.2 million of revenue for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there is a receivable of $10.2 million related to royalties due under the arrangement. There is no deferred revenue related to this agreement.

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

In May 2020, Amgen notified the Company that it was terminating its rights with respect to the AMG 424 program, (now XmAb968). Under the terms of the Amgen Agreement, the rights to the AMG 424 program reverted to the Company in connection with the termination. Pursuant to the termination agreement, the Company entered into a supply agreement with Amgen pursuant to which Amgen will provide drug product of AMG 424 to the Company to enable it to conduct additional studies of XmAb968.

There is an obligation of $0.9 million due to Amgen in connection with the drug supply agreement. No revenue was recognized under the Amgen Agreement during the three and six months ended June 30, 2021 or 2020. As of June 30, 2021, there is no deferred revenue related to the arrangement.

Astellas Pharma Inc.

Effective March 29, 2019, the Company entered into a Research and License Agreement (the Astellas Agreement) with Astellas Pharma Inc. (Astellas).

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

The Company did not recognize revenue related to the arrangement for the three and six months ended June 30, 2021. The Company recognized $0.7 million and $0.9 million revenue for the three and six months ended June 30, 2020, respectively. There is no deferred revenue as of June 30, 2021 related to the arrangement.

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

In January 2021, Quellis merged into Catabasis, and the Company received common stock and preferred stock of Catabasis stock in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended March 31, 2021. In June 2021, a portion of the Company’s preferred stock in Catabasis was converted to common stock, which was recorded at its fair value as of June 30, 2021. The remaining Catabasis preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period. The Company recognized a decrease in the fair value of its Catabasis common stock, which was recorded as unrealized loss for the three months ended June 30, 2021.

The Company recognized unrealized loss of $3.7 million and unrealized gain of $9.2 million related to its equity interest in Catabasis for the three and six months ended June 30, 2021. There is no deferred revenue as of June 30, 2021 related to this agreement.

Genentech, Inc., and F. Hoffmann-La Roche Ltd.

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306 (also named RG6323), the Company’s IL-15/IL-15Ra candidate.

Pursuant to the Genentech Agreement, XmAb306 is designated as a development program and all costs incurred for developing XmAb306 from March 8, 2019, the effective date of the Genentech Agreement, are being shared with Genentech under the initial cost-sharing percentage of 45%. In October 2020, a second candidate, a targeted IL-15 candidate, was designated as a development candidate, and all development costs incurred from the date of designation are being shared with Genentech under the initial cost-sharing percentage of 45%.

Pursuant to the Genentech Agreement, the Company and Genentech conducted joint research activities for a two-year period to identify and discover additional IL-15 candidates developed from the Company’s cytokine and bispecific technologies. The two-year research term expired in March 2021. The Company is eligible for clinical milestone payments for new Collaboration Products identified from the research efforts.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019. A total of $8.3 million of the transaction price was allocated to the research activities and is being recognized over a period of time through the end of the research term that services are rendered. The research term expired in the first half of 2021, and the balance in deferred revenue related to the Genentech Agreement was recognized as the Company is no longer required to render services.

For the three months ended June 30, 2021 and 2020, the Company recognized $2.3 million and $0.8 million of revenue, respectively. For the six months ended June 30, 2021, and 2020, the Company recognized $2.5 million and $1.5 million of revenue, respectively from the Genentech Agreement. As of June 30, 2021, there is a $2.3 million payable related to cost-sharing development activities during the second quarter of 2021 for the XmAb306 and the targeted IL-15 programs. There is no deferred revenue as of June 30, 2021, as the obligation to perform research activities has expired.

Gilead Sciences, Inc.

In January 2020, the Company entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company provided an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies directed to the same molecular target. The Company retains the right to grant licenses for other antibodies directed to the target, subject to the Company’s approval. Gilead is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment of $6.0 million and is eligible to receive up to $67.0 million in milestones, which includes $10.0 million in development milestones, $27.0 million in regulatory milestones and $30.0 million in sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

The Company did not recognize any revenue related to the Gilead Agreement for the three and six months ended June 30, 2021. The Company recognized $7.5 million and $13.5 million of revenue related to the Gilead Agreement for the three and six months ended June 30, 2020, respectively. There is no deferred revenue as of June 30, 2021 related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune. Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. In connection with the agreement the Company received 1,585,000 shares of INmune common stock and an option to acquire additional shares of INmune.

The option had a six-year term from the date of the INmune Agreement and provided the Company the option to purchase up to 10% of the fully diluted outstanding shares of INmune common stock for $10.0 million. The Company initially recorded its equity interest in INmune, including its option to acquire additional INmune shares, at cost pursuant to ASC 323.

In June 2021, the Company entered into the First Amendment to License Agreement (the “Amended INmune Agreement”) and an Option Cancellation Agreement (the “Option Agreement”) with INmune. The Amended INmune Agreement modified certain diligence provisions in the INmune Agreement with no change in total consideration or performance obligations. The Option Agreement provided for the sale of the option to INmune for a total consideration of $18.3 million which includes $15.0 million in cash and $3.3 million in additional shares of INmune common stock, which represented an additional 192,533 shares of INmune common stock. The Company recorded a realized gain of $18.3 million according to ASC 860, Transfer and Servicing, and recorded the additional investment of 192,533 shares of INmune common stock according to ASC 321, Investments – Equity Securities (ASC 321). For the three and six months ended June 30, 2021, the Company recorded $27.9 million of unrealized gain and $18.3 million of realized gain related to its investment in INmune.

During the period ended June 30, 2021, the Company determined that it should no longer record its investment in INmune under the equity method and recorded its investment in INmune pursuant to ASC 321. The Company adjusted the carrying value of this investment by recognizing an unrealized gain of $27.8 million as other income for the three and six months ended June 30, 2021.

At the inception of the INmune agreement in 2017, INmune was a related party as a result of the Company's significant influence with respect to its investment in INmune, as determined under ASC 323. The Company did not have any amounts due to or from INmune at June 30, 2021 or December 31, 2020. At June 30, 2021, the Company determined that it no longer has a significant influence in INmune and INmune is no longer a related party.

Janssen Biotech, Inc.

In November 2020, the Company entered into a Collaboration and License Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) pursuant to which the Company and Janssen will conduct research and development activities to discover novel CD28 bispecific antibodies for the treatment of prostate cancer. Janssen and the Company will conduct joint research activities for up to a three-year period to discover XmAb bispecific antibodies against CD28 and against an undisclosed prostate tumor-target with Janssen maintaining exclusive worldwide rights to develop and commercialize licensed products identified from the research activities.

Under the Janssen Agreement, the Company will conduct research activities and apply its bispecific Fc technology to antibodies targeting prostate cancer provided by Janssen. Upon completion of the research activities Janssen will have a candidate selection option to advance an identified candidate for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. Janssen will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. Pursuant to the Janssen Agreement, the Company received an upfront payment of $50.0 million and is eligible to receive up to $662.5 million in milestones which includes $161.9 million in development milestones, $240.6 million in regulatory milestones and $260.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

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

The Company recognized $16.2 million and $30.8 million of revenue under this arrangement for the three and six months ended June 30, 2021, and there is $19.2 million in deferred revenue as of June 30, 2021 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Janssen Agreement.

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

During the three months ended March 31, 2021, MorphoSys reported to us its plans to initiate additional clinical studies of Monjuvi, and the Company recorded a contract asset of $12.5 million as an adjustment to the total transaction price. In April 2021, MorphoSys and Incyte Corporation (Incyte) announced the dosing of the first patient in one of their planned Phase 3 clinical studies and the contract asset was recorded as a receivable. The Company received payment for this receivable in the three months ended June 30, 2021.

The Company is eligible to receive royalties in the high-single to low-double digit percentage range on approved sales of Monjuvi. Under ASC 606, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recorded royalties for Monjuvi based on an estimate of sales to be reported by MorphoSys for the three and six months ended June 30, 2021.

The Company recognized $1.2 million and $2.6 million of royalty revenue during the three and six months ended June 30, 2021, respectively. The Company also recognized $12.5 million of milestone revenue under this arrangement for each of the six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021, there is a receivable of $1.5 million related to estimated royalties due under the arrangement. As of June 30, 2021, there is no deferred revenue related to this agreement.

Novartis Institute for Biomedical Research, Inc.

In June 2016, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates.

Pursuant to the Novartis Agreement:

●	the Company and Novartis are co-developing vibecotamab worldwide and sharing development costs;
●	the Company will apply its bispecific technology in up to four target pair antibodies identified by Novartis (each a Global Discovery Program) during the research term; and
●	the Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis during the research term.

We completed delivery of separate Global Discovery Programs in 2017 and in 2018. The research term expired in June 2021 without delivery of additional Global Discovery Programs.

In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology under the Novartis Agreement. Novartis will assume full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate. During the three and six months ended June 30, 2021, Novartis advanced the Fc candidate into investigational new drug (IND) - enabling studies and the Company recognized a milestone of $1.0 million.

The Company recognized $40.1 million of revenue during the three and six months ended June 30, 2021, as a result of the expiration of the research term under the Novartis Agreement. The Company also recognized $1.0 million of milestone revenue during the three and six months ended June 30, 2021. No revenue was recognized during the three and six months ended June 30, 2020. As of June 30, 2021, there is a receivable of $1.0 million related to milestones revenue and $0.8 million related to cost-sharing of development activities for the second quarter of 2021 for the vibecotamab program. There is no deferred revenue as of June 30, 2021 as the research term to deliver additional Global Discovery Programs to Novartis under the arrangement has expired.

Vir Biotechnology, Inc.

In the third quarter of 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.

In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of two novel antibodies Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibodies, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. In May 2021, the FDA granted emergency use authorization (EUA) to Vir’s COVID-19 antibody, sotrovimab (VIR-7831), for the treatment of mild-to-moderate COVID-19 in high-risk adults and patients.

In February 2021, the Company entered into the Vir Amendment No. 1 to the Vir Agreement and the Vir Amendment No. 1 to the Second Vir Agreement (collectively, the Vir Amendments), in each case, pursuant to which the Company provided a non-exclusive license to additional Fc technology for the targets previously identified in the Vir Agreement and the Second Vir Agreement, respectively. If Vir incorporates additional Fc technologies in the identified targets, the Company is eligible to receive additional royalties on net sales of approved products from low to mid-single digit range.

The Company determined that the Second Vir Agreement and the Vir Amendments were modifications of the original Vir Agreement, and that the transfer of the license occurred at inception of the Vir Agreement. The total consideration under the arrangement did not change with the Second Vir Agreement or the Amendments as the Company will potentially receive additional royalty revenue which is variable consideration and is not included in the transaction price.

In June 2021, Vir announced its plan to initiate a Phase 2 study for VIR-3434 and subsequently completed dosing of the first patient in such study in July 2021. The Company recorded a $0.5 million contract asset in connection with this milestone event.

The Company recognized $0.9 million of royalty revenue and $0.5 million of milestone revenue for the three and six months ended June 30, 2021. The Company recognized $0.3 million of milestone revenue for the three and six months ended June 30, 2020. There is no deferred revenue as of June 30, 2021 related to this agreement.

Viridian Therapeutics, Inc.

In December 2020, the Company entered into a Technology License Agreement (Viridian Agreement) with Viridian Therapeutics, Inc. (Viridian, formerly MiRagen Therapeutics, Inc.), pursuant to which the Company provided Viridian a non-exclusive license to its Xtend Fc technology and an exclusive license to apply its Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. The Company received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and is eligible to receive up to $55.0 million in milestones, which includes $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales in the mid-single digit percentage range.

The Company recognized revenue of $6.0 million from the Viridian Agreement in 2020, which includes the upfront payment of 322,407 shares of Viridian common stock at their fair value at the date of the Viridian Agreement. At inception of the Viridian Agreement, these shares were recorded at their fair value and are adjusted to their fair value at the end of each reporting period. The Company reported unrealized gain in other income of $0.5 million and $0.6 million for the three and six months ended June 30, 2021 related to the Viridian shares.

The Company did not recognize revenue for the three and six months ended June 30, 2021, and there is no deferred revenue as of June 30, 2021 related to this agreement.

Zenas BioPharma Limited

In November 2020, the Company entered into a License Agreement (the Zenas Agreement) with Zenas, pursuant to which the Company granted Zenas exclusive, worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates: XmAb6755, XPro9523 and XmAb10171. Under the Zenas Agreement, Zenas will be responsible for all further development and commercialization activities for the drug candidates. The Company received a 15% equity interest in Zenas with a fair value of $16.1 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

The total transaction price is $16.1 million, which includes the upfront payment of 15% of the equity of Zenas at its fair value using the measurement alternative under ASC 321 as of the date of the Zenas Agreement. The Company recorded licensing revenue of $16.1 million for the Zenas Agreement for the three months ended December 31, 2020. The equity in Zenas is recorded at the fair value as of the date of the Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value. The Company did not record an impairment or change in the value of the Zenas equity at June 30, 2021.

The Company did not recognize any revenue related to the Zenas Agreement for the three and six months ended June 30, 2021. There is no deferred revenue as of June 30, 2021 related to this agreement.

Revenue earned

The revenues recorded for the three and six months ended June 30, 2021 and 2020 were earned principally from the following licensees (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Aimmune	$—	$—	$—	$9.6
Alexion	5.2	3.8	10.5	7.2
Astellas	—	0.7	—	0.9
Genentech	2.3	0.8	2.5	1.5
Gilead	—	7.5	—	13.5
Janssen	16.2	—	30.8	—
MorphoSys	1.2	—	15.1	12.5
Novartis	41.1	—	41.1	—
Vir	1.4	0.3	1.4	0.3
Total	$67.4	$13.1	$101.4	$45.5

The table below summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Research collaboration	$58.6	$1.5	$73.4	$2.4
Milestone	1.5	0.3	14.0	12.8
Licensing	—	7.5	—	23.1
Royalties	7.3	3.8	14.0	7.2
Total	$67.4	$13.1	$101.4	$45.5

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligation as of June 30, 2021 is conducting research activities pursuant to research plans under the Janssen Agreement. The Company completed its performance obligations for research activities pursuant to the Astellas Agreement in the second quarter of 2020. The Company’s obligation to perform research services for Genentech and to deliver additional Global Discovery Programs under the Novartis Agreement ended upon expiration of the respective research terms for each agreement in the second quarter of 2021. As of June 30, 2021 and 2020, the Company has deferred revenue of $19.2 million and $44.7 million, respectively. All deferred revenue as of June 30, 2021 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Janssen Agreement.

10. Income taxes

There was no provision for income taxes for the three and six months ended June 30, 2021 or 2020. For the three and six months ended June 30, 2021, taxable income was reduced by temporary differences in revenue recognition and from gains in equity securities. As of June 30, 2021, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

Our protein engineering capabilities and XmAb technologies enable us and our partners to develop antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantages over other treatment options. For example, our capabilities have enabled us to develop an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our XmAb technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Currently, there are three marketed drugs that have been developed with our XmAb technologies.

Refer to Part I, Item 1, “XmAb Bispecific Technologies” and “Other XmAb Fc Technologies” in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our core Fc technology platforms.

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the three months ended June 30, 2021, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have ongoing restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug products, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, sotrovimab (VIR-7831), an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients, and is made available by Vir and its partner GlaxoSmithKline Plc. Sotrovimab incorporates our Xtend Fc technology for longer duration of action. VIR-7832, a second antibody licensed to Vir, which also targets the SARS-CoV-2 virus, also incorporates Xtend technology and other XmAb Fc technologies, and it is currently enrolling for a Phase 1b/2a study. We are eligible to receive a mid-single digit percentage royalty on the net sales of both sotrovimab and VIR-7832.

●	Revenue: We receive upfront payments, milestone payments, royalties, and equity interests from partners from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected our revenues for the quarter ended June 30, 2021. During this quarter, for example, we generated approximately $67.4 million in revenue from our partnerships and collaborations including but not limited to our agreements with Janssen, Novartis, and Alexion, recognizing $16.2 million, $41.1 million, and $5.2 million of revenue, respectively. We also recognized a gain of $18.3 million in connection with the sale of an equity interest received in a licensing transaction and also recorded an unrealized gain of $37.7 million related to other equity investments that we received in licensing transactions.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such as Ultomiris, Monjuvi, and sotrovimab, the ability of our partners to advance our partnered programs through later stages of development and through regulatory approval, which would entitle us to potential milestone payments. If the COVID-19 pandemic adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients in seven clinical programs, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more XmAb technologies. Although the pandemic has not materially affected our clinical development for the period ended June 30, 2021, some of our clinical programs have experienced slower patient enrollment as a result of the pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research and development activities: We have implemented environmental, health, and safety procedures for all onsite employees. We have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were, and have been, developed and implemented. As of June 30, 2021, these activities have continued without interruption from the COVID-19 pandemic.

Our development activities include conducting IND-enabling studies for XmAb819 and XmAb808. Several other bispecific antibody and cytokine programs are in earlier stages of development. During the third quarter of 2020, the manufacturers of our drug supplies notified us of critical shortages of materials used in their manufacturing processes due to pandemic-related reallocation of resources. The shortages will not affect our current clinical programs as we have sufficient supply of drug material to continue the ongoing trials without interruption. However, these shortages have extended the development timelines of early-stage development candidates, including XmAb819, by three to six months.

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

Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. Preliminary safety and anti-tumor activity from the ongoing Phase 1 dose-escalation study of plamotamab in B-cell malignancies, including from patients with relapsed or refractory non-Hodgkin's lymphoma (NHL), indicate that plamotamab was generally well tolerated and demonstrated encouraging clinical activity as a monotherapy. We are currently enrolling patients in this study. In November 2020, we entered a strategic clinical collaboration with MorphoSys AG and Incyte to investigate the chemotherapy-free triple combination of plamotamab, tafasitamab and lenalidomide in patients with relapsed or refractory diffuse large B cell lymphoma (DLBCL), first-line DLBCL and relapsed or refractory follicular lymphoma (FL). We plan to initiate the first of these studies, in patients with relapsed or refractory DLBCL, an aggressive type of NHL, in late 2021 or early 2022.

XmAb717 (PD-1 x CTLA-4): XmAb717 is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed in multiple types of solid tumors, including for patients with castration-resistant prostate cancer. Data from the ongoing Phase 1 study indicates that XmAb717 was generally well-tolerated, and that the most common treatment-related adverse events were immune-related adverse events (irAEs); however, rates of irAEs, including colitis, were lower than typically observed with CTLA-4 blockade. Clinical responses were observed in all expansion cohorts, and the objective response rate across cohorts was 19.0%. We have initiated a Phase 2 study of XmAb717 for patients with certain molecular subtypes of CRPC, as a monotherapy or in combination depending on the subtype.

Tidutamab (SSTR2 x CD3): Tidutamab is a bispecific antibody that targets somatostatin receptor 2, (SSTR2), a target on many neuroendocrine-like tumor types, and CD3. Initial dose-escalation data from the ongoing Phase 1 study in patients with neuroendocrine tumors (NET) indicates that tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study. Tidutamab induced sustained activation of cytotoxic T cells and engagement of the SSTR2 target and demonstrated an encouraging safety profile. We have initiated a Phase 2 clinical study for tidutamab in patients with Merkel cell carcinoma and small cell lung cancer, in each case which are SSTR2-expressing tumor types known to be responsive to immunotherapy.

Vibecotamab (CD123 x CD3): Vibecotamab is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. We continue enrolling patients with AML in an ongoing Phase 1 dose-escalation study and are reviewing data with our partner, Novartis, in planning additional studies of vibecotamab.

XmAb306/RO7310729 (IL15/IL15Rα-Fc Cytokine): XmAb306 is an IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program, as well as other potential IL-15 programs, in collaboration with Genentech. Genentech has dosed cohorts of the Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab.

XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned, monovalent interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In preclinical studies, XmAb564 was well-tolerated, promoted the selective and sustained expansion of Tregs and exhibited a favorable pharmacokinetic profile. In April 2021, the first subject was dosed in a randomized, double-blind, placebo-controlled Phase 1 clinical study that will evaluate the safety and tolerability of XmAb564, administered subcutaneously in healthy adult volunteers.

Additional wholly owned XmAb bispecific antibody programs in Phase 1 clinical studies include XmAb841 (CTLA-4 x LAG-3) and XmAb104 (PD-1 x ICOS). We continue enrolling patients with advanced solid tumors to these studies. A new study of XmAb968, formerly AMG424, is currently planned to start in 2021.

Advancements Expanding XmAb Bispecific Platforms

We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates. We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we recently introduced CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers CD3 bispecifics to address an expanded set of tumor antigens. Our lead XmAb 2+1 bispecific antibody candidate is XmAb819, a first-in-class ENPP3 x CD3 bispecific antibody. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low-level expression on normal tissues. We plan to submit an IND application for XmAb819 in 2021 and initiate a Phase 1 study in early 2022.

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. Our CD28 platform is also the subject of our collaboration with Janssen Biotech, Inc., announced in December 2020, where we are creating and characterizing CD28 bispecific antibody candidates against a prostate tumor target specified by Janssen. We are also advancing wholly owned CD28 candidates including our lead candidate, XmAb808, a B7-H3 x CD28 bispecific antibody designed to be evaluated for the treatment of patients with a range of solid tumors, which is currently advancing in IND-enabling studies.

In April 2021, we presented emerging preclinical data from early-stage programs that highlight the potential of the XmAb 2+1 bispecific antibody format and the CD28 platform at the American Association for Cancer Research (AACR) Annual Meeting.

Progress Across Partnerships

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb technologies and drug candidates with partnerships, collaborations, and licenses. We have sixteen partnerships for the licensing of our XmAb technologies and drug candidates. Through these arrangements we generate revenues in the form of upfront payments, milestone payments, royalties, and equity interests from our partners. For partnerships for our drug candidates, we aim to retain a major economic interest in the form of keeping major geographic commercial rights; profit-sharing; co-development options; and the right to conduct studies with drug candidates developed in the collaboration and also equity interests in the form of stock. The types of arrangements that we have entered with partners include product licenses, novel bispecific antibody collaborations, technology licensing agreements and strategic collaborations.

Product Licenses

Product licenses are arrangements in which we have internally developed drug candidates and, based on a strategic review, licensed partial or full rights to third parties to continue development and potential commercialization. We seek partners that can provide infrastructure and resources to successfully develop our drug candidates, have a track record of successfully developing and commercializing medicines, or have a portfolio of development-stage candidates and commercialized medicines that could potentially be developed in rational combinations with our drug candidates.

The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified , including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). The antibody was created and initially developed by us. Monjuvi is co-commercialized in the U.S. by MorphoSys and Incyte. In June 2021, MorphoSys and Incyte announced that the European Medicines Agency's Committee for Medicinal Products for Human Use (CHMP) has issued a positive opinion recommending the conditional marketing authorization of tafasitamab in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). The CHMP opinion to recommend the use of tafasitamab is now being reviewed by the European Commission, which has the authority to grant marketing authorization for medicinal products in the European Union (EU). In April 2021, MorphoSys and Incyte announced the initiation of a Phase 3 study (inMIND) evaluating the addition of tafasitamab to lenalidomide and rituximab in patients with relapsed or refractory follicular lymphoma or marginal zone lymphoma. In the first half of 2021, we earned $12.5 million for the development milestone. We recognized royalty revenue of $1.2 million and $2.6 million on net sales of Monjuvi for the three and six months ended June 30, 2021, respectively. Monjuvi® is a registered trademark of MorphoSys AG.

Genentech is currently conducting IND-enabling studies for a second IL-15 cytokine candidate, which is engineered with a target-specific binding arm. As a Collaboration Product under the agreement, we share in 45% of development and commercialization costs for the candidate, while Genentech will pay for commercial launch costs, and we will receive a 45% share of net profits from sales from all collaboration products, while also sharing in the net losses at the same percentage rate. We are eligible to receive up to $180.0 million in clinical milestone payments for this candidate. In March 2021, the two-year collaboration with Genentech to discover new-targeted IL-15 cytokine candidates concluded, and we may independently advance new programs not previously nominated under the agreement.

In November 2020, we entered into an agreement with Zenas, to which we licensed the exclusive, worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease. Zenas is a cross-border biopharmaceutical company committed to becoming a global leader in the development and delivery of immune-based therapies for patients in China and around the world. XmAb6755, XPro9523 and XmAb10171 incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. Zenas has indicated that these programs, which they have collectively named ZB002, ZB003 and ZB004, are undergoing IND-enabling studies to support clinical development for both new and established autoimmune disease indications. We received a 15% equity interest in the company, and we are eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

In October 2017, we entered into an agreement with INmune, pursuant to which we provided INmune with an exclusive license to our XPro1595 drug candidate. INmune is currently conducting a Phase 2 study in hospitalized patients with respiratory symptoms from COVID-19 infection, as Quellor™ and Phase 1 studies in patients with Alzheimer’s disease and treatment resistant depression, as XPro1595. In connection with the license, we received shares of INmune common stock and an option to acquire up to 10% of the outstanding common stock of INmune for $10.0 million. At inception of the Agreement, INmune became a related party of the Company as a result of the Company’s significant influence with respect to its investment in INmune. In June 2021, we sold the option for $15.0 million in cash and $3.3 million in additional shares of INmune common stock. After the sale of the option, the Company determined that INmune is no longer a related party of the Company as of June 2021.

Technology License Agreements

We enter into technology licensing agreements pursuant to which we license access to one or more of our XmAb Fc technologies on a restricted basis, typically to an XmAb Cytotoxic Fc Domain and/or the Xtend Fc Domain. Our partners are responsible for all research, development, and commercialization activities of the drug candidates. The plug-and-play nature of XmAb technologies allows us to license access to our platforms with limited or no internal research and development activities.

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S., Europe, and Japan for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology.

We earned $5.2 million and $10.5 million in royalties from Alexion for the three and six months ended June 30, 2021, respectively.

Vir has non-exclusive access to multiple of our Fc technologies, including Xtend™ Fc technology, designed to extend the half-life of novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. A second drug candidate, VIR-7832, is in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. In the second quarter of 2021, we earned $0.9 million in royalties from Vir.

In August 2019, we provided Vir a non-exclusive license to our Xtend Fc technology for two targets in infectious disease. Vir has advanced two programs under this agreement. In the second quarter of 2021, Vir announced plans to initiate a Phase 2 trial of VIR-3434 in combination with an siRNA drug candidate as a potential treatment for patients with chronic hepatitis B virus infection, and we earned $0.5 million for the development milestone.

In May 2021, we entered into a technology license agreement with Bristol-Myers Squibb Company (BMS) under which BMS has access to Xtend Fc technology to extend the half-life of a novel antibody combination therapy that is intended to neutralize the SARS-CoV-2 virus for the treatment or prevention of COVID-19. Phase 1 clinical evaluation to assess dosing and safety of the antibody combination is being conducted by investigators at Rockefeller University Hospital, while the initial Phase 2 and 3 studies are being planned as part of the NIH ACTIV-2 trial examining treatment of infected outpatients. Under the terms of the agreement, BMS is solely responsible for the activities and costs related to research, development, regulatory and commercial activities for their COVID-19 drug candidates, and Xencor is eligible to receive royalties on net sales in the mid-single digit percent range.

In connection with our June 2016 collaboration and license agreement with Novartis, we granted Novartis a non-exclusive license to certain non-bispecific XmAb Fc technologies to apply against up to ten targets. In the second quarter of 2021, we earned $1.0 million for a development milestone related to an undisclosed XmAb antibody program.

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

As of June 30, 2021, we had an accumulated deficit of $316.0 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended
	June 30,
	2021	2020	Change

Revenues:
Research collaboration	$58.6	$1.5	$57.1
Milestone	1.5	0.3	1.2
Licensing	—	7.5	(7.5)
Royalties	7.3	3.8	3.5
Total revenues	67.4	13.1	54.3
Operating expenses:
Research and development	49.5	43.5	6.0
General and administrative	8.9	7.2	1.7
Total operating expenses	58.4	50.7	7.7
Other income, net	43.2	2.6	40.6
Net income (loss)	$52.2	$(35.0)	$87.2

Revenues

Revenues for the three months ended June 30, 2021 are primarily from the collaboration with Janssen, milestone revenue recognized from Novartis, research revenue recognized in connection with the expiration of research terms under the Genentech and Novartis collaborations, and royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the three months ended June 30, 2020 are primarily from milestone revenues recognized from our MorphoSys collaboration, royalty revenue from our Alexion collaboration, and licensing revenue recognized from our Gilead collaboration.

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended
	June 30,
	2021	2020	Change
Product programs:
Obexelimab (XmAb5871)	$0.2	$1.0	$(0.8)

Bispecific programs:
CD3 programs:
Vibecotamab*	2.0	3.1	(1.1)
Plamotamab	10.3	9.3	1.0
Tidutamab	3.9	3.7	0.2
XmAb819 (ENPP3 x CD3)	4.3	1.9	2.4
Total CD3 programs	20.5	18.0	2.5

Tumor micro environment (TME) activator programs:
XmAb717	6.3	6.8	(0.5)
XmAb104	6.3	3.7	2.6
XmAb841	2.3	2.2	0.1
Total TME activators programs	14.9	12.7	2.2

Cytokine programs:
XmAb306/RG6323 and second IL-15 candidate*	3.0	2.0	1.0
XmAb564	3.6	4.7	(1.1)
Total cytokine programs	6.6	6.7	(0.1)

Subtotal bispecific programs	42.0	37.4	4.6

Other, research and early stage programs	7.3	5.1	2.2

Total research and development expenses	$49.5	$43.5	$6.0

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

	Three Months Ended
	June 30,
	2021	2020	Change
External research and development expenses	$26.5	$24.8	$1.7
Internal research and development expenses	16.8	13.3	3.5
Stock based compensation	6.2	5.4	0.8
Total research and development expenses	$49.5	$43.5	$6.0

Research and development expenses increased by $6.0 million for the three months ended June 30, 2021 over the same period in 2020 primarily due to increased spending on our XmAb104, XmAb819, and other early stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended
	June 30,
	2021	2020	Change
General and administrative	$8.9	$7.2	$1.7

General and administrative expenses increased by $1.7 million for the three months ended June 30, 2021 over the same period in 2020 primarily due to increased general and administrative staffing and additional spending on professional services.

Other Income, Net

Other income, net was $43.2 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase in other income, net was primarily due to the gain realized from the sale of the INmune option, and the unrealized gain recognized from the change in our accounting for our investment in INmune.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended
	June 30,
	2021	2020	Change

Revenues:
Research collaboration	$73.4	$2.4	$71.0
Milestone	14.0	12.8	1.2
Licensing	—	23.1	(23.1)
Royalties	14.0	7.2	6.8
Total revenues	101.4	45.5	55.9
Operating expenses:
Research and development	90.9	77.4	13.5
General and administrative	17.1	14.4	2.7
Total operating expenses	108.0	91.8	16.2
Other income, net	56.4	3.3	53.1
Net income (loss)	$49.8	$(43.0)	$92.8

Revenues

Revenues for the six months ended June 30, 2021 are primarily from the collaboration with Janssen, milestone revenue recognized from MorphoSys and Novartis, research revenue recognized in connection with the expiration of research terms under the Genentech and Novartis collaborations, and the royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the six months ended June 30, 2020 are primarily from milestone revenues recognized from our MorphoSys collaboration, royalty revenue from our Alexion collaboration, and licensing revenue recognized from the collaborations with Aimmune and Gilead.

Research and Development Expenses

The following tables summarize our research and development expenses for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended
	June 30,
	2021	2020	Change
Product programs:
Obexelimab (XmAb5871)	$0.8	$1.9	$(1.1)

Bispecific programs:
CD3 programs:
Vibecotamab*	4.9	5.7	(0.8)
Plamotamab	17.0	16.4	0.6
Tidutamab	8.2	6.9	1.3
XmAb819 (ENPP3 x CD3)	7.3	2.9	4.4
Total CD3 programs	37.4	31.9	5.5

Tumor micro environment (TME) activator programs:
XmAb717	12.2	12.1	0.1
XmAb104	8.8	6.5	2.3
XmAb841	5.5	4.7	0.8
Total TME activators programs	26.5	23.3	3.2

Cytokine programs:
XmAb306/RG6323 and second IL-15 candidate*	6.9	4.0	2.9
XmAb564	6.8	6.6	0.2
Total cytokine programs	13.7	10.6	3.1

Subtotal bispecific programs	77.6	65.8	11.8

Other, research and early stage programs	12.5	9.7	2.8

Total research and development expenses	$90.9	$77.4	$13.5

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

	Six Months Ended
	June 30,
	2021	2020	Change
External research and development expenses	$47.3	$41.9	$5.4
Internal research and development expenses	31.9	25.9	6.0
Stock based compensation	11.7	9.6	2.1
Total research and development expenses	$90.9	$77.4	$13.5

Research and development expenses increased by $13.5 million for the six months ended June 30, 2021 over the same period in 2020 primarily due to increased spending on our XmAb306, XmAb104, XmAb819, and other early stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended
	June 30,
	2021	2020	Change
General and administrative	$17.1	$14.4	$2.7

General and administrative expenses increased by $2.7 million for the six months ended June 30, 2021 over the same period in 2020 primarily due to increased general and administrative staffing and additional spending on professional services.

Other Income, Net

Other income, net was $56.4 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase in other income, net was primarily due to unrealized gain recognized with respect to our investment in Catabasis, the gain realized from the sale of the INmune option, and the unrealized gain recognized from the change in accounting for our investment in INmune.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(39,620)	$(18,222)	$(21,398)
Investing activities	(15,261)	71,973	(87,234)
Financing activities	7,179	5,471	1,708
Net increase (decrease) in cash	$(47,702)	$59,222	$(106,924)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 and 2020 were $39.6 million and $18.2 million, respectively. The increase in cash used in operating activities is primarily due to increased research and development expenses.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 increased by $1.7 million over the same period in 2020, which reflects additional proceeds received from the exercise of stock options and purchases under the ESPP.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of June 30, 2021, we had $603.7 million of cash, cash equivalents and marketable debt and equity securities compared to $604.0 million as of December 31, 2020. The investments in marketable securities are further described above in Note 5, Marketable and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments, and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended June 30, 2021.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

10.1	Second Amendment to the Collaboration and License Agreement, dated June 30, 2021, by and between the Company and Genentech, Inc., and F. Hoffmann-La Roche LTD.

10.2	Agreement of Lease, dated April 30, 2021, by and between the Company and Angelo Gordon Real Estate, Inc.

10.3	First Amendment to Lease, dated July 13, 2021, by and between the Company and Angelo Gordon Real Estate, Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 4, 2021