Form 10-Q
period 2021-09-30
Xencor Inc
filed 2021-11-08
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2021
Common stock, par value $0.01 per share	58,481,559

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2021

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

These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:

●	the effects of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;

●	our ability to execute on our plans to research, develop and commercialize our product candidates;

●	the success, cost, and timing of our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our ability to accurately estimate expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our ability to attract collaborators with development, regulatory, and commercial expertise;

●	our ability to protect our intellectual property position;

●	the rate and degree of market acceptance and clinical utility of our products;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	the potential loss or retirement of key members of management;

●	our failure to successfully execute our growth strategy, including any delays in our planned future growth;

●	our failure to maintain effective internal controls; and

●	our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.

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

PART I — FINANCIAL INFORMATION

Item1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$41,200	$163,544
Marketable debt securities	199,423	434,156
Equity securities	47,578	5,303
Accounts receivable	20,545	11,443
Contract asset	—	12,500
Prepaid expenses and other current assets	20,883	10,726
Total current assets	329,629	637,672
Property and equipment, net	24,179	21,682
Patents, licenses, and other intangible assets, net	16,675	15,977
Marketable debt securities - long term	276,743	1,030
Equity securities - long term	16,583	16,071
Other assets	33,455	10,812
Total assets	$697,264	$703,244
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,131	$8,954
Accrued expenses	22,108	17,603
Lease liabilities	128	1,889
Deferred revenue	12,950	92,615
Total current liabilities	44,317	121,061
Lease liabilities, net of current portion	34,087	9,739
Total liabilities	78,404	130,800
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2021 and December 31, 2020; 58,454,811 issued and outstanding at September 30, 2021 and 57,873,444 issued and outstanding at December 31, 2020	585	580
Additional paid-in capital	974,514	937,525
Accumulated other comprehensive income (loss)	(74)	74
Accumulated deficit	(356,165)	(365,735)
Total stockholders’ equity	618,860	572,444
Total liabilities and stockholders’ equity	$697,264	$703,244

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Collaborations, licenses, milestones, and royalties	$19,683	$35,366	$121,096	$80,840
Operating expenses
Research and development	50,610	44,452	141,519	121,853
General and administrative	10,373	7,636	27,462	22,086
Total operating expenses	60,983	52,088	168,981	143,939
Loss from operations	(41,300)	(16,722)	(47,885)	(63,099)
Other income (expenses)
Interest income, net	196	1,423	558	6,552
Other income (expense), net	(593)	(23)	(610)	111
Gain on equity securities, net	1,506	2,772	57,507	794
Total other income, net	1,109	4,172	57,455	7,457
Net income (loss)	(40,191)	(12,550)	9,570	(55,642)

Other comprehensive income (loss)
Net unrealized loss on marketable debt securities	(59)	(916)	(149)	(594)
Comprehensive income (loss)	$(40,250)	$(13,466)	$9,421	$(56,236)

Basic net income (loss) per common share	$(0.69)	$(0.22)	$0.16	$(0.97)
Diluted net income (loss) per common share	$(0.69)	$(0.22)	$0.16	$(0.97)

Basic weighted average common shares outstanding	58,350,647	57,266,112	58,199,928	57,091,452

Diluted weighted average common shares outstanding	58,350,647	57,266,112	60,346,480	57,091,452

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	$572,444
Issuance of common stock upon exercise of stock awards	230,701	2	5,337	—	—	5,339
Issuance of restricted stock units	117,808	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	23	(2,487)	(2,464)
Stock-based compensation	—	—	8,293	—	—	8,293
Balance, March 31, 2021	58,221,953	583	951,154	97	(368,222)	583,612

Issuance of common stock upon exercise of stock awards	52,790	1	902	—	—	903
Issuance of restricted stock units	10,190	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	30,552	—	937	—	—	937
Comprehensive income (loss)	—	—	—	(112)	52,248	52,136
Stock-based compensation	—	—	9,350	—	—	9,350
Balance, June 30, 2021	58,315,485	584	962,343	(15)	(315,974)	646,938

Issuance of common stock upon exercise of stock awards	132,709	1	3,228	—	—	3,229
Issuance of restricted stock units	6,617	—	—	—	—	—
Comprehensive loss	—	—	—	(59)	(40,191)	(40,250)
Stock-based compensation	—	—	8,943	—	—	8,943
Balance, September 30, 2021 (unaudited)	58,454,811	$585	$974,514	$(74)	$(356,165)	$618,860

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2019	56,902,301	$569	$887,873	$1,161	$(296,402)	$593,201
Issuance of common stock upon exercise of stock awards	79,930	1	1,470	—	—	1,471
Issuance of restricted stock units	19,022	—	—	—	—	—
Comprehensive loss	—	—	—	(105)	(8,074)	(8,179)
Stock-based compensation	—	—	6,512	—	—	6,512
Balance, March 31, 2020	57,001,253	570	895,855	1,056	(304,476)	593,005

Issuance of common stock upon exercise of stock awards	181,856	2	3,273	—	—	3,275
Issuance of restricted stock units	2,800	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	28,344	—	725	—	—	725
Comprehensive income (loss)	—	—	—	427	(35,018)	(34,591)
Stock-based compensation	—	—	8,231	—	—	8,231
Balance, June 30, 2020	57,214,253	572	908,084	1,483	(339,494)	570,645

Issuance of common stock upon exercise of stock awards	130,784	1	2,985	—	—	2,986
Issuance of restricted stock units	29,900	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	—		—	—	—
Comprehensive loss	—	—	—	(916)	(12,550)	(13,466)
Stock-based compensation	—	—	8,318	—	—	8,318
Balance, September 30, 2020 (unaudited)	57,374,937	$573	$919,387	$567	$(352,044)	$568,483

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$9,570	$(55,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,384	4,262
Amortization of premium (accretion of discount) on marketable securities	2,632	(981)
Stock-based compensation	26,586	23,061
Abandonment of capitalized intangible assets	727	403
Equity received in connection with license agreement	—	(4,589)
Equity received in connection with sale of financial assets	(3,300)	—
Change in fair value of equity securities	(39,206)	(794)
Impairment on equity securities	563	—
Loss on disposal of assets	17	4
Gain on sale of marketable securities available for sale	—	(153)
Changes in operating assets and liabilities:
Accounts receivable	(9,102)	12,040
Interest receivable	182	1,135
Contract asset and deposits	12,059	53
Prepaid expenses and other assets	(10,158)	(3,629)
Accounts payable	177	2,920
Accrued expenses	4,505	2,386
Income taxes	—	895
Lease liabilities and right of use (ROU) assets	386	(168)
Deferred revenue	(79,665)	(3,291)
Net cash used in operating activities	(78,643)	(22,088)
Cash flows from investing activities
Purchase of marketable securities	(387,826)	(477,310)
Purchase of equity securities	(842)	—
Proceeds from sale of property and equipment	4	—
Purchase of intangible assets	(2,348)	(2,143)
Purchase of property and equipment	(6,979)	(7,390)
Proceeds from maturities and sale of marketable securities	343,882	508,256
Net cash (used in) provided by investing activities	(54,109)	21,413
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	9,471	7,732
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	937	725
Net cash provided by financing activities	10,408	8,457
Net (decrease) increase in cash and cash equivalents	(122,344)	7,782
Cash and cash equivalents, beginning of period	163,544	50,312
Cash and cash equivalents, end of period	$41,200	$58,094

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13	$15
Supplemental disclosures of non-cash investing activities
Unrealized loss on marketable securities	$(149)	$(594)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2021

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

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, evaluation of intangible assets, investments, leases and other assets for evidence of impairment, fair value measurements, and contingencies. Significant estimates in these interim financial statements include estimates made for royalty revenue, accrued research and development expenses, stock-based compensation expenses, intangible assets, incremental borrowing rate for right-of-use asset and lease liability, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.4 million related to an acquired license. There were no impairment charges recorded for the three and nine months ended September 30, 2020.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three and nine months ended September 30, 2021 and 2020.

Marketable Debt and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and nine months ended September 30, 2021 and 2020. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

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

The Company also has investments in equity securities without readily determinable fair values, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.6 million in connection with an equity security without a readily determinable fair value.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2021
	(unaudited)				December 31, 2020
	Total				Total
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Available-for-Sale Debt Securities:
Money Market Funds	$23,218	$23,218	$—	$—	$158,937	$158,937	$—	$—
Corporate Securities	103,610	—	103,610	—	119,833	—	119,833	—
Government Securities	372,556	—	372,556	—	315,353	—	315,353	—
Equity Securities:
Securities with Readily Determinable Fair Value	47,578	47,578	—	—	5,303	5,303	—	—
Securities without Readily Determinable Fair Value	16,583	—	—	16,583	16,071	—	—	16,071
	$563,545	$70,796	$476,166	$16,583	$615,497	$164,240	$435,186	$16,071

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2021, an equity investment without a readily determinable fair value was transferred to Level 1 from Level 3.

The following table provides a roll-forward account balance for recurring Level 3 fair value measurements (in thousands):

Securities without Readily Determinable Fair Value
Balance at December 31, 2020	$16,071
Issuance	12,148
Impairment	(563)
Transfer out of Level 3	(11,073)
Balance at September 30, 2021	$16,583

The Company held equity securities without a readily determinable fair value at September 30, 2021 and December 31, 2020, respectively. The Company elects the measurement alternative to record at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.6 million related to an equity security without a readily determinable value. This impairment charge was recorded as other income (expense).

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

Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(40,191)	$(12,550)	$9,570	$(55,642)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	58,350,647	57,266,112	58,199,928	57,091,452
Effect of dilutive securities	—	—	2,146,552	—
Weighted-average common shares outstanding used in computing diluted net income (loss)	58,350,647	57,266,112	60,346,480	57,091,452
Basic net income (loss) per common share	$(0.69)	$(0.22)	$0.16	$(0.97)
Diluted net income (loss) per common share	$(0.69)	$(0.22)	$0.16	$(0.97)

For the nine months ended September 30, 2021, we excluded 1,139,403 shares of stock issuable pursuant to outstanding options and RSUs from the calculation, respectively, because the inclusion of such shares would have had an anti-dilutive effect. For the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as the effect of including such securities would have been anti-dilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2021 and 2020, the only component of other comprehensive income (loss) is net unrealized loss on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2021 and 2020.

5. Marketable Debt and Equity Securities

The Company’s marketable debt securities held as of September 30, 2021 and December 31, 2020 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2021	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$23,218	$—	$—	$23,218
Corporate Securities	103,623	9	(22)	103,610
Government Securities	372,607	32	(83)	372,556
	$499,448	$41	$(105)	$499,384

Reported as
Cash and cash equivalents				$23,218
Marketable securities				476,166
Total investments				$499,384

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$158,937	$—	$—	$158,937
Corporate Securities	119,782	57	(6)	119,833
Government Securities	315,319	37	(3)	315,353
	$594,038	$94	$(9)	$594,123

Reported as
Cash and cash equivalents				$158,937
Marketable securities				435,186
Total investments				$594,123

The maturities of the Company’s marketable debt securities as of September 30, 2021 are as follows:

	Amortized	Estimated
September 30, 2021	Cost	Fair Value
(in thousands)
Mature in one year or less	$199,416	$199,423
Mature within two years	276,814	276,743
	$476,230	$476,166

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2021 and December 31, 2020 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
September 30, 2021	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$21,732	$(9)	$11,727	$(13)
Government Securities	—	—	161,209	(83)
	$21,732	$(9)	$172,936	$(96)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2020	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$15,843	$(6)	$—	$—
Government Securities	40,802	(3)	—	—
	$56,645	$(9)	$—	$—

The unrealized losses from the available-for-sale securities are primarily due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). Equity securities with a readily determinable fair value and their fair values (in thousands) as of September 30, 2021 and December 31, 2020 are as follows:

	Fair Value	Fair Value
	September 30, 2021	December 31, 2020
Astria Common Stock	$5,657	$—
INmune Common Stock	36,617	—
Viridian Common Stock	5,304	5,303
	$47,578	$5,303

The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.6 million related to the Astria preferred stock. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of September 30, 2021 and December 31, 2020 are as follows:

	Carrying Value	Carrying Value
	September 30, 2021	December 31, 2020
Astria Preferred Stock	$512	$—
Zenas Preferred Stock	16,071	16,071
	$16,583	$16,071

In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis) in connection with a licensing transaction. The Company recorded the Quellis equity as securities not having a readily determinable fair value, and the investment was recorded at its original cost. In 2021, Quellis merged into Catabasis Pharmaceuticals, Inc. (Catabasis), and the Company received 259,206 shares of common stock and 3,928 shares of preferred stock in Catabasis in exchange for its Quellis equity. In June 2021, 3,581 shares of the Catabasis preferred stock were exchanged for 3,580,539 shares of Catabasis common stock. The 3,839,745 shares of the Catabasis common stock have a readily determinable fair value. In August 2021, Catabasis effected a reverse stock split of its shares of common stock at a ratio of 1:6, and in September 2021, Catabasis changed its name to Astria Therapeutics, Inc. (Astria). The adjustment in the fair value of the Astria common stock has been recorded in unrealized gain (loss) on equity securities for the three and nine months ended September 30, 2021.

The Company records its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the original 3,928 shares of preferred stock at their initial cost of $12.1 million and to review the carrying value for impairment or other changes in carrying value at each reporting period. After the conversion of 3,581 shares of Astria preferred stock to common stock in June 2021, the Company owned 347 shares of preferred stock and continued to carry the shares at their original cost of $1.1 million. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.6 million related to its investment in Astria’s preferred stock.

In 2017, the Company received 1,585,000 shares of common stock of INmune Bio, Inc.(INmune) and an option to acquire an additional 10% of INmune’s outstanding shares of common stock in connection with a licensing transaction. The Company also received an option to acquire 108,000 shares of INmune common stock in connection with a designee appointed by us serving on the board of directors of INmune. The Company initially recorded its equity interest, including its option to acquire additional equity in INmune, at cost pursuant to ASC 323, Investments – Equity Method and Joint Ventures. In June 2021, the Company entered into an Option Cancellation Agreement with INmune and received an additional 192,533 shares of INmune common stock. During the three-month period ended June 30, 2021, the Company determined that it should no longer account for its investment in INmune under the equity method. In September 2021, the Company exercised its option to purchase 108,000 shares of INmune common stock for $0.8 million and the Company recorded a gain of $0.9 million on the purchase. The 1,885,533 shares of INmune common stock have a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded in gain (loss) on equity securities for the three and nine months ended September 30, 2021.

In 2020, the Company received 322,407 shares of common stock of Viridian Therapeutics, Inc. (Viridian) in connection with the Viridian Agreement (defined below). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value at September 30, 2021.

In 2020, the Company received an equity interest in Zenas BioPharma Limited (Zenas), in connection with the Zenas Agreement (defined below). The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and nine months ended September 30, 2021, there has not been any impairment or observable price changes related to this investment.

Unrealized gains recognized on equity securities during the three and nine months ended September 30, 2021 and 2020 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net gains recognized on equity securities	$1,506	$2,772	$57,507	$794
Less: net gains recognized on sale of equity securities	—	—	(18,301)	—
Unrealized gains recognized on equity securities	$1,506	$2,772	$39,206	$794

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

As of September 30, 2021, the total number of shares of common stock available for issuance under the 2013 Plan is 13,243,218, which includes 2,684,456 shares of common stock that were available for issuance under the 2010 Plan as of the effective date of the 2013 Plan. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,314,937 shares on January 1, 2021. As of September 30, 2021, a total of 12,235,413 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our Board, there was no increase in the number of authorized shares in the ESPP from 2015 to 2020. As of September 30, 2021, we have issued a total of 498,147 shares of common stock under the ESPP.

During the nine months ended September 30, 2021, the Company awarded 313,084 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of September 30, 2021, we have granted a total of 766,871 shares of common stock issuable upon the vesting of RSUs.

Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative	$3,370	$2,881	$9,300	$7,975
Research and development	5,573	5,437	17,286	15,086
	$8,943	$8,318	$26,586	$23,061

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	$6,959	$6,624	$20,844	$19,172
ESPP	265	209	766	616
RSUs	1,719	1,485	4,976	3,273
	$8,943	$8,318	$26,586	$23,061

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2020	7,751,789	$26.23	7.00	$134,941
Options granted	1,662,574	$41.68
Options forfeited	(352,210)	$36.06
Options exercised	(416,200)	$22.76
Balance at September 30, 2021	8,645,953	$28.97	6.79	$54,470
Exercisable	5,394,241	$23.74	5.61	$52,877

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $32.66 per share as of September 30, 2021.

The weighted-average fair value of options granted during the nine-month periods ended September 30, 2021 and 2020 were $21.96 and $16.60 per share, respectively. There were 1,562,774 options granted during the nine-month period ended September 30, 2020. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2021 and 2020:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (years)	6.0	6.0	6.2	6.1
Expected volatility	55.6%	56.2%	55.6%	54.5%
Risk-free interest rate	0.88%	0.35%	1.00%	0.80%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	46.1 - 66.4%	50.8 - 62.6%	46.1 - 66.4%	50.8 - 62.6%
Risk-free interest rate	0.04 - 1.65%	0.18 - 1.65%	0.04 - 1.65%	0.18 - 1.65%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2021, the unamortized compensation expense related to unvested stock options was $58.8 million. The remaining unamortized compensation expense will be recognized over the next 2.7 years. As of September 30, 2021, the unamortized compensation expense under our ESPP was $0.3 million. The remaining unamortized expense will be recognized over the next 0.2 years.

The following table summarizes the RSU activity for the nine-month period ended September 30, 2021:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2020	358,825	$33.04
Granted	313,084	41.40
Vested	(134,615)	31.94
Forfeited	(48,515)	36.59
Unvested RSUs at September 30, 2021	488,779	$38.35

As of September 30, 2021, the unamortized compensation expense related to unvested RSUs was $14.7 million. The remaining unamortized expense will be recognized over the next 2.2 years.

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

In June 2021, the Company entered into an Agreement of Lease (465 N. Halstead), (the Halstead Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California, where the Company intends to move its corporate headquarters in the second half of 2022. The term of the Halstead Lease will become effective in two phases. The first phase commences on July 1, 2022 and encompasses 83,083 square feet while the second phase commences no later than September 30, 2026 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from the first phase commencement date. The Company received delivery of the first phase premises on July 1, 2021 and is scheduled to complete construction of office, laboratory, and related improvements in the second half of 2022. The Halstead Lease provides the Company with improvement allowances of up to $17,032,015 and $3,252,000 in connection with the Phase 1 and Phase 2 building improvements, respectively. The initial base monthly rent is $386,335.95, or $4.65 per square foot, and includes increases of three percent annually. The Company will also be responsible for its proportionate share of operating expenses, tax expense, and utility costs. In July 2021, the Halstead Lease was amended to clarify the start date of the new lease as August 1, 2022 and to amend other provisions of the Halstead Lease to reflect the new start date of the lease. For the three and nine months ended September 30, 2021, ROU assets obtained in exchange for new operating lease liabilities are $29.7 million.

In June 2021, the Company entered into an 18-month lease for a 7,020-square-foot office space in Monrovia, California. The lease began on August 1, 2021, and the initial base monthly rent is $15,000. The Company received delivery of the premises on July 19, 2021. For the three and nine months ended September 30, 2021, ROU assets obtained in exchange for new operating lease liabilities are $0.3 million.

The following table reconciles the undiscounted cash flows for the operating leases at September 30, 2021 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2021	$495
2022	2,337
2023	5,566
2024	5,713
2025	5,817
2026	5,279
Thereafter	52,117
Total undiscounted lease payments	77,324
Less: Tenant allowance	(17,032)
Less: Imputed interest	(26,077)
Present value of lease payments	$34,215

Lease liabilities - short-term	$128
Lease liabilities - long-term	34,087
Total lease liabilities	$34,215

The following table summarizes lease costs and cash payments for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating lease cost	$1,553	$599	$2,780	$1,896
Variable lease cost	16	70	44	129
Total lease costs	$1,569	$669	$2,824	$2,025

Cash paid for amounts included in
the measurement of lease liabilities	$1,034	$527	$2,081	$1,650

As of September 30, 2021, the weighted-average remaining lease term for operating leases is 12.3 years, and the weighted-average discount rate for operating leases is 5.7%. As of September 30, 2020, the weighted-average remaining lease term for operating leases is 5.1 years, and the weighted-average discount rate for operating leases is 5.5%.

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

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and nine months ended September 30, 2021 and 2020.

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

No revenue was recognized in the three and nine months ended September 30, 2021, or the three months ended September 30, 2020. The Company recognized $9.6 million of revenue related to the agreement for the nine months ended September 30, 2020. There is no deferred revenue as of September 30, 2021 related to this agreement.

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

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $5.8 million and $4.3 million of royalty revenue under this arrangement for the three months ended September 30, 2021 and 2020, respectively. The Company recognized $16.4 million and $11.5 million of revenue for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there is a receivable of $10.5 million related to royalties due under the arrangement. There is no deferred revenue related to this agreement.

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

In May 2020, Amgen notified the Company that it was terminating its rights with respect to the AMG 424 program, (now XmAb968). Under the terms of the Amgen Agreement, the rights to the XmAb968 program reverted to the Company. Pursuant to the termination agreement, the Company entered into a supply agreement with Amgen under which Amgen will provide drug product of XmAb968 to the Company. In the second quarter of 2021, the Company purchased XmAb968 drug product from Amgen to enable it to support additional studies of XmAb968.

There is a payable of $0.9 million due to Amgen in connection with the drug supply agreement at September 30, 2021. No revenue was recognized under the Amgen Agreement during the three and nine months ended September 30, 2021 or 2020. As of September 30, 2021, there is no deferred revenue related to the arrangement.

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

The Company did not recognize revenue related to the arrangement for the three and nine months ended September 30, 2021, or the three months ended September 30, 2020. The Company recognized $0.9 million revenue for the nine months ended September 30, 2020. There is no deferred revenue as of September 30, 2021 related to the arrangement.

Astria Therapeutics, Inc.

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

In January 2021, Quellis merged into Catabasis, and the Company received common stock and preferred stock of Catabasis in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended March 31, 2021. In June 2021, a portion of the Company’s preferred stock in Catabasis was converted to common stock, which was recorded at its fair value as of June 30, 2021. The remaining Catabasis preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period. In August 2021, Catabasis effected a reverse stock split of its shares of common stock at a ratio of 1:6, and in September 2021, Catabasis changed its name to Astria. The Company recorded an impairment charge of $0.6 million for its investment in Astria preferred stock for the three months ended September 30, 2021.

The Company recognized unrealized loss of $2.4 million and unrealized gain of $6.7 million related to its equity interest in Astria for the three and nine months ended September 30, 2021. There is no deferred revenue as of September 30, 2021 related to this agreement.

Bristol Myers Squibb Company

In May 2021, the Company entered into a Technology License Agreement (the BMS Agreement ) with Bristol-Myers Squibb Company (BMS) pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of antibodies that specifically bind to SARS-CoV-2. Under the terms of the BMS Agreement, BMS is responsible for all research, development, regulatory and commercial activities for antibodies, and the Company is eligible to receive royalties on net sales of approved products in the low-single digit percentage range.

BMS initiated a Phase 2 study with a licensed antibody to treat patients with COVID-19 in the third quarter of 2021. No revenue was recognized for the three and nine months ended September 30, 2021. There is no deferred revenue as of September 30, 2021 related to this agreement.

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

Pursuant to the Genentech Agreement, XmAb306 is designated as a development program and all costs incurred for developing XmAb306 from March 8, 2019, the effective date of the Genentech Agreement, are being shared with Genentech under the initial cost-sharing percentage of 45%. In October 2020, a second candidate, a targeted IL-15 molecule, was designated as a development candidate, and all development costs incurred from the date of designation are being shared with Genentech under the initial cost-sharing percentage of 45%. In August 2021, Genentech and Xencor ceased development of the targeted IL-15 program due to observations in preclinical studies that suggested an undesirable risk/benefit profile.

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

The Company did not recognize revenue for the three months ended September 30, 2021. For the three months ended September 30, 2020, the Company recognized $0.9 million of revenue. For the nine months ended September 30, 2021 and 2020, the Company recognized $2.5 million and $2.3 million of revenue, respectively. As of September 30, 2021, there is a $5.3 million payable related to cost-sharing development activities during the third quarter of 2021 for the XmAb306 and the targeted IL-15 programs. There is no deferred revenue as of September 30, 2021, as the obligation to perform research activities has expired.

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

The Company did not recognize any revenue related to the Gilead Agreement for the three and nine months ended September 30, 2021, or the three months ended September 30, 2020. The Company recognized $13.5 million of revenue related to the Gilead Agreement for the nine months ended September 30, 2020. There is no deferred revenue as of September 30, 2021 related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune. Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. In connection with the agreement the Company received 1,585,000 shares of INmune common stock and an option to acquire additional shares of INmune. The Company also received an option to acquire 108,000 shares of INmune common stock with a designee appointed by us serving on the board of directors of INmune.

The option had a six-year term from the date of the INmune Agreement and provided the Company the option to purchase up to 10% of the fully diluted outstanding shares of INmune common stock for $10.0 million. The Company initially recorded its equity interest in INmune, including its option to acquire additional INmune shares, at cost pursuant to ASC 323.

In June 2021, the Company entered into the First Amendment to License Agreement (the Amended INmune Agreement) and an Option Cancellation Agreement (the Option Agreement) with INmune. The Amended INmune Agreement modified certain diligence provisions in the INmune Agreement with no change in total consideration or performance obligations. The Option Agreement provided for the sale of the option to INmune for the total consideration of $18.3 million which includes $15.0 million in cash and $3.3 million in additional shares of INmune common stock, which represented an additional 192,533 shares of INmune common stock. The Company recorded a realized gain of $18.3 million according to ASC 860, Transfer and Servicing, and recorded the additional investment of 192,533 shares of INmune common stock according to ASC 321, Investments – Equity Securities.

During the three months ended June 30, 2021, the Company determined that it should no longer record its investment in INmune under the equity method and recorded its investment in INmune pursuant to ASC 321. The Company adjusted the carrying value of this investment by recognizing an unrealized gain of $27.8 million as other income for the three months ended June 30, 2021.

In September 2021, the Company exercised its option to purchase 108,000 shares of INmune common stock for $0.8 million. The Company recognized an unrealized gain of $2.0 million, which consists of $1.1 million of fair value of the option and $0.9 million gain on the purchase, as other income for the three months ended September 30, 2021.

For the three months ended September 30, 2021, the Company recorded $4.5 million of unrealized gain related to its investment in INmune. For the nine months ended September 30, 2021, the Company recorded $32.5 million of unrealized gain and $18.3 million of realized gain related to its investment in INmune.

At the inception of the INmune Agreement in 2017, INmune was a related party as a result of the Company's significant influence with respect to its investment in INmune, as determined under ASC 323. The Company did not have any amounts due to or from INmune at June 30, 2021 or December 31, 2020. At June 30, 2021, the Company determined that it no longer has a significant influence in INmune and that INmune is no longer a related party.

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

The Company recognized $6.3 million and $37.0 million of revenue under this arrangement for the three and nine months ended September 30, 2021, and there is $13.0 million in deferred revenue as of September 30, 2021 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Janssen Agreement.

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

The Company is eligible to receive royalties in the high-single to low-double digit percentage range on approved sales of Monjuvi. Under ASC 606, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recorded royalties for Monjuvi based on an estimate of sales to be reported by MorphoSys for the three and nine months ended September 30, 2021.

The Company recognized $1.3 million and $25.2 million of revenue during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $16.4 million and $37.7 million of revenue during the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, there is a receivable of $1.5 million related to estimated royalties due under the arrangement. As of September 30, 2021, there is no deferred revenue related to this agreement.

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

In August 2021, Novartis notified the Company it was terminating its rights with respect to the vibecotamab program, which will be effective in February 2022. Under the Novartis Agreement, Novartis is responsible for its share of vibecotmab development costs through August 2022.

We completed delivery of separate Global Discovery Programs in 2017 and in 2018. The research term expired in June 2021 without delivery of additional Global Discovery Programs.

In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology. Novartis will assume full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate. During the three months ended June 30, 2021, Novartis advanced the Fc candidate into investigational new drug (IND)-enabling studies and the Company recognized a milestone of $1.0 million.

The Company recognized $40.1 million of revenue during the nine months ended September 30, 2021, as a result of the expiration of the research term under the Novartis Agreement. The Company also recognized $1.0 million of milestone revenue during the nine months ended September 30, 2021. No revenue was recognized during the three months ended September 30, 2021, or the three and nine months ended September 30, 2020. As of September 30, 2021, there is a receivable of $0.6 million related to cost-sharing of development activities for the third quarter of 2021 for the vibecotamab program. There is no deferred revenue as of September 30, 2021 as the research term to deliver additional Global Discovery Programs to Novartis under the arrangement has expired.

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

In June 2021, Vir announced its plan to initiate a Phase 2 study for VIR-3434 and subsequently completed dosing of the first patient in such study in July 2021. The Company recorded a $0.5 million contract asset in connection with this milestone event, and the payment was received in August 2021.

The Company recognized $6.3 million and $7.7 million of revenue for the three and nine months ended September 30, 2021, respectively. Total revenue recognized under the Vir Agreement and Second Vir Agreement includes $6.3 million and $7.2 million of royalty revenue for the three and nine months ended September 30, 2021 and $0.5 million and $0.3 million of milestone revenue for the nine months ended September 30, 2021 and September 30, 2020. There is a receivable of $6.3 million related to estimated royalty due under this agreement. There is no deferred revenue as of September 30, 2021 related to this agreement.

Viridian Therapeutics, Inc.

In December 2020, the Company entered into a Technology License Agreement (Viridian Agreement) with Viridian, pursuant to which the Company provided Viridian a non-exclusive license to its Xtend Fc technology and an exclusive license to apply its Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. The Company received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and is eligible to receive up to $55.0 million in milestones, which includes $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales in the mid-single digit percentage range.

The Company recognized revenue of $6.0 million from the Viridian Agreement in 2020, which includes the upfront payment of 322,407 shares of Viridian common stock at their fair value at the date of the Viridian Agreement. At inception of the Viridian Agreement, these shares were recorded at their fair value and are adjusted to their fair value at the end of each reporting period. The Company reported unrealized loss in other income of $0.6 million for the three months ended September 30, 2021 related to the shares of Viridian common stock.

The Company did not recognize revenue for the three and nine months ended September 30, 2021, and there is no deferred revenue as of September 30, 2021 related to this agreement.

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

The total transaction price is $16.1 million, which includes the upfront payment of 15% of the equity of Zenas at its fair value using the measurement alternative under ASC 321 as of the date of the Zenas Agreement. The Company recorded licensing revenue of $16.1 million for the Zenas Agreement for the three months ended December 31, 2020. The equity in Zenas is recorded at the fair value as of the date of the Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value. The Company did not record an impairment or change in the value of the Zenas equity at September 30, 2021.

The Company did not recognize any revenue related to the Zenas Agreement for the three and nine months ended September 30, 2021. There is no deferred revenue as of September 30, 2021 related to this agreement.

Revenue earned

The revenues recorded for the three and nine months ended September 30, 2021 and 2020 were earned principally from the following licensees (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Aimmune	$—	$—	$—	$9.6
Alexion	5.8	4.3	16.4	11.5
Astellas	—	—	—	0.9
Genentech	—	0.9	2.5	2.3
Gilead	—	—	—	13.5
Janssen	6.3	—	37.0	—
MorphoSys	1.3	25.2	16.4	37.7
Novartis	—	—	41.1	—
Omeros	—	5.0	—	5.0
Vir	6.3	—	7.7	0.3
Total	$19.7	$35.4	$121.1	$80.8

The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Research collaboration	$6.3	$0.9	$79.7	$3.2
Milestone	—	25.0	14.0	37.8
Licensing	—	5.0	—	28.1
Royalties	13.4	4.5	27.4	11.7
Total	$19.7	$35.4	$121.1	$80.8

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligation as of September 30, 2021 is conducting research activities pursuant to research plans under the Janssen Agreement. The Company completed its performance obligations for research activities pursuant to the Astellas Agreement in the second quarter of 2020. The Company’s obligation to perform research services for Genentech and to deliver additional Global Discovery Programs under the Novartis Agreement ended upon expiration of the respective research terms for each agreement in the second quarter of 2021. As of September 30, 2021 and 2020, the Company has deferred revenue of $13.0 million and $43.8 million, respectively. All deferred revenue as of September 30, 2021 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Janssen Agreement.

10. Income taxes

There was no provision for income taxes for the three and nine months ended September 30, 2021 or 2020. For the three and nine months ended September 30, 2021, taxable income was reduced by temporary differences in revenue recognition and from unrealized gains in equity securities. As of September 30, 2021, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

11. Subsequent Event

Janssen Agreement

On October 1, 2021, the Company entered into a second Collaboration and License Agreement (the Second Janssen Agreement) with Janssen pursuant to which the Company granted Janssen an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 development candidate, and pursuant to which Xencor and Janssen will conduct research and development activities to discover novel CD28 bispecific antibodies. The parties will conduct joint research activities for up to a two-year period to discover XmAb bispecific antibodies against CD28 and undisclosed B cell tumor-targets with Janssen receiving exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such discovered antibodies (“CD28 Licensed Antibodies”).

Under the terms of the Second Janssen Agreement, the Company will receive a $100.0 million upfront payment and Johnson & Johnson Innovation, JJDC, Inc. (“Johnson and Johnson”), will purchase $25.0 million of newly issued unregistered shares of the Company’s common stock, priced at a 30-day volume-weighted average price of $33.4197 per share as of October 1, 2021. The 748,062 shares of Company common stock to be issued to Johnson and Johnson will be subject to customary resale restrictions pursuant to Rule 144 of the Securities Act of 1933. In addition, the Company is eligible to receive milestone payments and royalties on net sales as follows:

●	Plamotamab. The Company is eligible to receive up to a total of $517.5 million in milestone payments, which includes $120.0 million in development milestones, $137.5 million in regulatory milestones and $260.0 million in sales milestones, as well as tiered royalties in the mid-teen to low-twenties percent range on net sales of products containing plamotamab, including CD28/plamotamab combination products developed under the agreement.
●	CD28 Licensed Antibodies. The Company is eligible to receive up to a total of $670.0 million in milestone payments, which includes an aggregate of $169.4 million in development milestones and $240.6 million in regulatory milestones. For any products containing CD28 Licensed Antibodies, but excluding CD28/plamotamab combination products, the Company is eligible to receive $260.0 million in sales milestones, as well as tiered royalties in the high-single digit to low-double digit range on net sales.

The Company will collaborate with Janssen on further clinical development of plamotamab with Janssen paying 80% and the Company paying 20% of costs. The Company will continue, at its own expense, to conduct the previously announced clinical collaboration to evaluate the combination of plamotamab, tafasitamab, and lenalidomide in patients with B-cell lymphoma after which Janssen may opt into cost sharing to further develop the combination after establishing proof of concept.

The Company is generally responsible for conducting research activities under the Second Janssen Agreement, and Janssen is generally responsible for all development, manufacturing, and commercialization activities for CD28 Licensed Antibodies that are advanced. Independent of plamotamab development activities, upon clinical proof-of-concept for a CD28 Licensed Antibody that is being developed outside of a plamotamab combination, the Company has the right to opt-in to fund 15% of development costs and, if it opts-in to fund such development costs, to perform up to 30% of the detailing efforts in the United States. The Company would then be eligible for low-double digit to mid-teen percent royalties on net sales of those products.

The Second Janssen Agreement contains customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and the Company expects the closing to occur in the fourth quarter of 2021.

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

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the three months ended September 30, 2021, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have ongoing restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug products, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, sotrovimab (VIR-7831), an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients, and is made available by Vir and its partner GlaxoSmithKline Plc. Sotrovimab incorporates our Xtend Fc technology for longer duration of action. VIR-7832, a second antibody licensed to Vir, which also targets the SARS-CoV-2 virus, also incorporates Xtend technology and other XmAb Fc technologies, and it is currently enrolling patients in a Phase 1b/2a study. We are eligible to receive a mid-single digit percentage royalty on the net sales of both sotrovimab and VIR-7832. Our partner BMS has also licensed our Xtend technology to improve the half-life of an antibody that is targeting SARS-CoV-2 and has initiated a Phase 2 study for the candidate. We are eligible to receive low-single digit percentage royalty on net sales of the BMS candidate.

●	Revenue: We receive upfront payments, milestone payments, royalties, and equity interests from partners from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected our revenues for the quarter ended September 30, 2021. During this quarter, for example, we generated approximately $19.7 million in revenue from our partnerships and collaborations including but not limited to our agreements with Janssen, Vir, and Alexion, recognizing $6.3 million, $6.3 million, and $5.8 million of revenue, respectively. We also recorded an unrealized gain of $1.5 million related to equity investments that we received in licensing transactions. In October 2021, we entered into the Second Janssen Agreement with Janssen, which became effective November 5, 2021, under which we will receive an upfront payment of $100.0 million, in addition to $25.0 million which we will receive for the sale of the Company’s common stock to Johnson and Johnson in a related transaction at the same time.

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

●	Clinical studies: We are currently enrolling patients into multiple clinical trials evaluating our drug candidates, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more XmAb technologies. Although the pandemic has not materially affected our clinical development for the period ended September 30, 2021, some of our clinical programs have experienced slower patient enrollment as a result of the pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research, development, and administrative activities: We have implemented environmental, health, and safety procedures for all onsite employees and have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were, and have been, developed and implemented. As of September 30, 2021, these activities have continued without interruption from the COVID-19 pandemic.

Our development activities include conducting IND-enabling studies for XmAb819, our first 2+1 CD3 bispecific candidate that targets ENPP3, XmAb808, our first tumor selective CD28 bispecific candidate that targets B7-H3, and XmAb662, our IL12 cytokine candidate. Several other bispecific antibody and cytokine programs are in earlier stages of development. During the third quarter of 2020, the manufacturers of our drug supplies notified us of critical shortages of materials used in their manufacturing processes due to pandemic-related reallocation of resources. The shortages will not affect our current clinical programs as we have sufficient supply of drug material to continue the ongoing trials without interruption. However, these shortages extended the development timelines of early-stage development candidates, including XmAb819, by three to six months. We continue to monitor the effect of the COVID-19 pandemic on our supply chain.

Clinical-Stage XmAb Bispecific Antibody and Cytokine Drug Candidate Updates

Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 or Phase 2 studies for six wholly owned or co-development candidates to treat patients with many different types of cancer, and a seventh, in development for patients with autoimmune disease, entered clinical development in April 2021.

XmAb306/RO7310729 (IL15/IL15Rα-Fc Cytokine): XmAb306 is an IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech. An ongoing Phase 1 dose-escalation study of XmAb306 in patients with advanced solid tumors has enrolled six cohorts in a monotherapy arm and four cohorts in an atezolizumab combination arm, and further dose escalation in both study arms is continuing.

XmAb306 has been generally well tolerated as both a monotherapy and in combination with atezolizumab. No dose-limiting toxicities or treatment-related serious adverse events have been observed to date. Assessments of pharmacokinetics indicate that XmAb306 has a multi-day circulating half-life, which is consistent with its reduced-potency design and data generated in preclinical studies. Unconfirmed responses, as evaluated by RECIST criteria, have been observed in multiple tumor types, including in a patient treated with XmAb306 monotherapy.

In recently dosed cohorts, the study has reached dose levels that promote T cell activity, and evidence of peripheral effector T cell proliferation has been observed. Consistent and robust dose-dependent natural killer (NK) cell expansion and NK cell accumulation upon repeat dosing has been observed for multiple NK cell subsets, including mature NK cells. Significant NK cell expansion and accumulation was observed beginning in lower dose cohorts, and at higher dosing cohorts NK cell expansion has reached 40- to 100-fold higher levels than baseline and has been sustained for weeks throughout dosing.

Additional studies of XmAb306 in combination with other agents are being planned. Under the Genentech Agreement, Xencor shares in 45 percent of worldwide development and commercialization costs for XmAb306 and will receive a share of net profits or net losses from product sales at the same percentage rate.

Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. Preliminary safety and anti-tumor activity from the ongoing Phase 1 dose-escalation study of plamotamab in B-cell malignancies, including from patients with relapsed or refractory non-Hodgkin's lymphoma (NHL), indicate that plamotamab was generally well tolerated and demonstrated encouraging clinical activity as a monotherapy. We are currently enrolling patients in this study. In November 2020, we entered a strategic clinical collaboration with MorphoSys AG and Incyte to investigate the chemotherapy-free triple combination of plamotamab, tafasitamab, and lenalidomide in patients with relapsed or refractory diffuse large B cell lymphoma (DLBCL), first-line DLBCL and relapsed or refractory follicular lymphoma (FL). We plan to initiate the first of these studies, in patients with relapsed or refractory DLBCL, an aggressive type of NHL, in late 2021 or early 2022.

In October 2021, we entered into a collaboration with Janssen to advance plamotamab and XmAb CD28 bispecific antibody combinations for the treatment of patients with B-cell malignancies, which expands our strategy to develop multiple highly active, chemotherapy-free regimens to treat patients with B-cell cancers. Janssen received worldwide exclusive development and commercial rights to plamotamab, and we will collaborate with Janssen on further clinical development of plamotamab, with us paying 20% of costs, including those for a subcutaneous formulation study anticipated to enter clinical trials in 2022. We will continue, at our own expense, the combination study of plamotamab, tafasitamab, and lenalidomide.

An abstract with updated clinical results from the Phase 1 study of plamotamab in patients with non-Hodgkin lymphoma was accepted for presentation at the American Society of Hematology Annual Meeting in December 2021.

Vudalimab (PD-1 x CTLA-4): Vudalimab (XmAb717) is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed in multiple types of solid tumors, including for patients with castration-resistant prostate cancer. Data from the Phase 1 study indicates that vudalimab was generally well-tolerated and that the most common treatment-related adverse events were immune-related adverse events (irAEs); however, rates of irAEs, including colitis, were lower than typically observed with CTLA-4 blockade. Clinical responses were observed in all expansion cohorts. We have initiated a Phase 2 study of vudalimab for patients with certain molecular subtypes of metastatic castration-resistant prostate cancer (mCRPC), as a monotherapy or in combination depending on the subtype. We are initiating a second Phase 2 study for patients with advanced gynecologic and genitourinary malignancies, and the study includes a cohort to evaluate vudalimab in patients with clinically-defined high-risk mCRPC.

An abstract with updated clinical results from expansion cohorts in the Phase 1 study of vudalimab in patients with prostate cancer, renal cell carcinoma and other cancers without approved checkpoint therapies was accepted for presentation at the Annual Meeting of the Society for Immunotherapy of Cancer, November 10-14, 2021.

Tidutamab (SSTR2 x CD3): Tidutamab is a bispecific antibody that targets somatostatin receptor 2, (SSTR2), a target on many neuroendocrine-like tumor types, and CD3. Dose-escalation and expansion data from the Phase 1 study in patients with neuroendocrine tumors (NET) indicates that tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study. Tidutamab induced sustained activation of cytotoxic T cells and engagement of the SSTR2 target and demonstrated an encouraging safety profile. We are enrolling patients in a Phase 2 clinical study for tidutamab in patients with Merkel cell carcinoma and small cell lung cancer, which are SSTR2-expressing tumor types known to be responsive to immunotherapy.

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

Vibecotamab (CD123 x CD3): Vibecotamab is a bispecific antibody that targets CD123, an antigen on acute myeloid leukemia (AML) cells and leukemic stem cells, and CD3, an activating receptor on T cells. In August 2021, Novartis notified the Company it was terminating its rights with respect to the vibecotamab program, which will be effective February 2022. We do not intend any further internal development of vibecotamab.

XmAb968(CD38 x CD3) (formerly AMG424): XmAb968 is a bispecific antibody that targets CD38 and CD3. We are supporting a Phase 1 investigator sponsored trial, which is evaluating XmAb968 in patients with T-cell acute lymphoblastic leukemia, T-cell lymphoblastic lymphoma and acute myeloid leukemia.

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

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We are advancing wholly owned CD28 candidates including our lead candidate, XmAb808, a B7-H3 x CD28 bispecific antibody designed to be evaluated for the treatment of patients with a range of solid tumors, which is currently advancing in IND-enabling studies. We plan to submit an IND application for XmAb808 and initiate a Phase 1 study in 2022.

Our CD28 platform is also the subject of two collaborations with Janssen. The first collaboration was announced in December 2020, and involves our research efforts to create and characterize CD28 bispecific antibody candidates against a prostate tumor target specified by Janssen.

The second Janssen collaboration was announced in October 2021 and includes conducting research activities with Janssen to create and characterize CD28 bispecific antibody candidates against B-cell targets during a two-year period, with Janssen having an exclusive worldwide license to develop selected molecules from the research activities and also selected molecules in combination with plamotamab and other agents, such as other CD3 bispecific antibodies.

In April 2021, we presented emerging preclinical data from early-stage programs that highlight the potential of the XmAb 2+1 bispecific antibody format and the CD28 platform at the American Association for Cancer Research (AACR) Annual Meeting. Abstracts with data from four preclinical-stage programs, including our IL-12-Fc cytokine program, PD-L1 x CD28 bispecific antibody program, TGFβR2 bispecific program, and bispecific NK cell engager platform, were accepted for presentation at the Annual Meeting of the Society for Immunotherapy of Cancer, November 10-14, 2021.

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

The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified , including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG.

In April 2021, MorphoSys and Incyte announced the initiation of a Phase 3 study (inMIND) evaluating the addition of tafasitamab to lenalidomide and rituximab in patients with relapsed or refractory follicular lymphoma or marginal zone lymphoma. In the first nine months of 2021, we earned $12.5 million for the development milestone, and we recognized royalty revenue of $1.3 million and $3.9 million on net sales of Monjuvi for the three and nine months ended September 30, 2021, respectively.

In March 2021, the two-year research collaboration with Genentech to discover new targeted IL-15 cytokine candidates concluded, and we may independently advance into development targeted IL-15 programs not previously nominated under the agreement.

A targeted IL-15 program was identified as a development candidate under the Genentech Agreement in October 2020, and we were sharing in 45% of development costs for this candidate. In August 2021, Genentech and Xencor ceased development of the targeted IL-15 program due to observations in preclinical studies that suggested an undesirable clinical profile. No additional development of this candidate is planned by Genentech or us.

In November 2020, we entered into an agreement with Zenas, to which we licensed the exclusive, worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease. Zenas is a cross-border biopharmaceutical company committed to becoming a global leader in the development and delivery of immune-based therapies for patients in China and around the world. XmAb6755, XPro9523, and XmAb10171 incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. Zenas has indicated that these programs, which are collectively named ZB002, ZB003 and ZB004, are undergoing IND-enabling studies to support clinical development for both new and established autoimmune disease indications. We received a 15% equity interest in the company, and we are eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

In October 2017, we entered into an agreement with INmune, pursuant to which we provided INmune with an exclusive license to our XPro1595 drug candidate. INmune is currently conducting a Phase 2 study in hospitalized patients with respiratory symptoms from COVID-19 infection, as Quellor™ and Phase 1 studies in patients with Alzheimer’s disease and treatment resistant depression, as XPro1595. In connection with the license, we received shares of INmune common stock and an option to acquire up to 10% of the outstanding common stock of INmune for $10.0 million. At inception of the INmune Agreement, INmune became a related party of the Company as a result of the Company’s significant influence with respect to its investment in INmune. In June 2021, we sold the option for $15.0 million in cash and $3.3 million in additional shares of INmune common stock. After the sale of the option, the Company determined that INmune is no longer a related party of the Company as of June 2021. In September 2021, we exercised an option to acquire an additional 108,000 shares of INmune common stock for $0.8 million.

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

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S., Europe, and Japan for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. We earned $5.8 million and $16.4 million in royalties from Alexion for the three and nine months ended September 30, 2021, respectively. Alexion, AstraZeneca Rare Disease, is the group within AstraZeneca focused on rare diseases, created following AstraZeneca’s acquisition of Alexion in 2021.

Vir has non-exclusive access to multiple of our Fc technologies, including Xtend™ Fc technology, designed to extend the half-life of novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. A second drug candidate, VIR-7832, is in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. We earned $6.3 million and $7.2 million in royalties from Vir for the three and nine months ended September 30, 2021, respectively.

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

In May 2021, we entered into a technology license agreement with Bristol-Myers Squibb Company (BMS) under which BMS has access to Xtend Fc technology to extend the half-life of a novel antibody combination therapy that is intended to neutralize the SARS-CoV-2 virus for the treatment or prevention of COVID-19. Phase 2 and 3 studies are planned as part of the NIH ACTIV-2 trial examining treatment of infected outpatients. Under the terms of the agreement, BMS is solely responsible for the activities and costs related to research, development, regulatory, and commercial activities for their COVID-19 drug candidates, and Xencor is eligible to receive royalties on net sales in the mid-single digit percent range. BMS initiated a Phase 2 study of the antibody combination therapy in the third quarter of 2021.

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

We have over 1,300 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

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

As of September 30, 2021, we had an accumulated deficit of $356.2 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended
	September 30,
	2021	2020	Change

Revenues:
Research collaboration	$6.3	$0.9	$5.4
Milestone	—	25.0	(25.0)
Licensing	—	5.0	(5.0)
Royalties	13.4	4.5	8.9
Total revenues	19.7	35.4	(15.7)
Operating expenses:
Research and development	50.6	44.5	6.1
General and administrative	10.4	7.6	2.8
Total operating expenses	61.0	52.1	8.9
Other income, net	1.1	4.2	(3.1)
Net loss	$(40.2)	$(12.5)	$(27.7)

Revenues

Revenues for the three months ended September 30, 2021 are primarily from the collaboration with Janssen and royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the three months ended September 30, 2020 are primarily from the milestone revenue recognized from MorphoSys, licensing revenue from Omeros, and the royalty revenue from Alexion.

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended
	September 30,
	2021	2020	Change
Product programs:
Obexelimab (XmAb5871)	$0.2	$0.3	$(0.1)

Bispecific programs:
CD3 programs:
Vibecotamab*	1.5	3.3	(1.8)
Plamotamab	9.6	8.0	1.6
Tidutamab	3.4	4.4	(1.0)
XmAb819 (ENPP3 x CD3)	4.0	2.7	1.3
Total CD3 programs	18.5	18.4	0.1

Tumor micro environment (TME) activator programs:
Vudalimab (XmAb717)	6.8	7.2	(0.4)
XmAb104	2.7	3.7	(1.0)
XmAb841	3.6	2.8	0.8
Total TME activators programs	13.1	13.7	(0.6)

Cytokine programs:
XmAb306/RG6323 and a targeted IL-15 candidate*	5.7	2.3	3.4
XmAb564	3.8	5.0	(1.2)
Total cytokine programs	9.5	7.3	2.2

Subtotal bispecific programs	41.1	39.4	1.7

Other, research and early stage programs	9.3	4.8	4.5

Total research and development expenses	$50.6	$44.5	$6.1

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

	Three Months Ended
	September 30,
	2021	2020	Change
External research and development expenses	$28.2	$26.1	$2.1
Internal research and development expenses	16.8	13.0	3.8
Stock based compensation	5.6	5.4	0.2
Total research and development expenses	$50.6	$44.5	$6.1

Research and development expenses increased by $6.1 million for the three months ended September 30, 2021 over the same period in 2020 primarily due to increased spending on our XmAb306, the targeted IL-15 program, and other early stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended
	September 30,
	2021	2020	Change
General and administrative	$10.4	$7.6	$2.8

General and administrative expenses increased by $2.8 million for the three months ended September 30, 2021 over the same period in 2020 primarily due to increased general and administrative staffing and additional lease expenses.

Other Income, Net

Other income, net was $1.1 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in other income, net was primarily due to the unrealized gain recognized from the change in fair value of our equity investments in connection with our licensing transactions.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended
	September 30,
	2021	2020	Change

Revenues:
Research collaboration	$79.7	$3.2	$76.5
Milestone	14.0	37.8	(23.8)
Licensing	—	28.1	(28.1)
Royalties	27.4	11.7	15.7
Total revenues	121.1	80.8	40.3
Operating expenses:
Research and development	141.5	121.9	19.6
General and administrative	27.5	22.1	5.4
Total operating expenses	169.0	144.0	25.0
Other income, net	57.5	7.5	50.0
Net income (loss)	$9.6	$(55.7)	$65.3

Revenues

Revenues for the nine months ended September 30, 2021 are primarily from our collaboration with Janssen, milestone revenue recognized from MorphoSys and Novartis, research revenue recognized in connection with the expiration of research terms under the Genentech and Novartis collaborations, and the royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the nine months ended September 30, 2020 are primarily from royalty revenue from Alexion, milestones revenue from MorphoSys, and licensing revenue recognized from our collaborations with Gilead, Aimmune, and Omeros.

Research and Development Expenses

The following tables summarize our research and development expenses for the nine months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended
	September 30,
	2021	2020	Change
Product programs:
Obexelimab (XmAb5871)	$1.1	$2.3	$(1.2)

Bispecific programs:
CD3 programs:
Vibecotamab*	6.5	8.9	(2.4)
Plamotamab	26.4	24.3	2.1
Tidutamab	11.6	11.3	0.3
XmAb819 (ENPP3 x CD3)	11.3	5.7	5.6
Total CD3 programs	55.8	50.2	5.6

Tumor micro environment (TME) activator programs:
Vudalimab (XmAb717)	19.0	19.4	(0.4)
XmAb104	11.5	10.1	1.4
XmAb841	9.1	7.5	1.6
Total TME activators programs	39.6	37.0	2.6

Cytokine programs:
XmAb306/RG6323 and a targeted IL-15 candidate*	12.8	6.3	6.5
XmAb564	10.6	11.6	(1.0)
Total cytokine programs	23.4	17.9	5.5

Subtotal bispecific programs	118.8	105.1	13.7

Other, research and early stage programs	21.6	14.5	7.1

Total research and development expenses	$141.5	$121.9	$19.6

*Includes net payments to, and reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

	Nine Months Ended
	September 30,
	2021	2020	Change
External research and development expenses	$75.5	$68.0	$7.5
Internal research and development expenses	48.7	38.8	9.9
Stock based compensation	17.3	15.1	2.2
Total research and development expenses	$141.5	$121.9	$19.6

Research and development expenses increased by $19.6 million for the nine months ended September 30, 2021 over the same period in 2020 primarily due to increased spending on XmAb306, the targeted IL-15 program, XmAb819, and other early stage programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended
	September 30,
	2021	2020	Change
General and administrative	$27.5	$22.1	$5.4

General and administrative expenses increased by $5.4 million for the nine months ended September 30, 2021 over the same period in 2020 primarily due to increased general and administrative staffing and additional spending on professional services and leases.

Other Income, Net

Other income, net was $57.5 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in other income, net was primarily due to the gain realized from the sale of the INmune option, and the unrealized gain recognized from the change in accounting for our investments in equity securities in connection with our licensing transactions.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(78,643)	$(22,088)	$(56,555)
Investing activities	(54,109)	21,413	(75,522)
Financing activities	10,408	8,457	1,951
Net increase (decrease) in cash	$(122,344)	$7,782	$(130,126)

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 increased by $56.6 million over the same period in 2020. The increase in cash used in operating activities is primarily due to increased research and development expenses.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 increased by $2.0 million over the same period in 2020, which reflects additional proceeds received from the exercise of stock options and purchases under the ESPP.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of September 30, 2021, we had $537.9 million of cash, cash equivalents, receivables, and marketable debt securities compared to $610.2 million as of December 31, 2020. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. In November 2021, the Second Janssen Agreement became effective under which we are eligible to receive a $100.0 million upfront payment and a $25.0 million payment for the sale of common stock, both are expected to be received before year end. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in, contingent payments, and royalties. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities, and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2025. We have based these estimates on assumptions that may prove to be wrong, and the COVID-19 pandemic could materially alter these estimates, which would cause us to use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended September 30, 2021.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

The disclosure in Note 8, Commitments and Contingencies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q includes a discussion of our legal proceedings and is incorporated herein by reference.

ITEM 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, including the addition of the risk factors set forth below, the information of which supplements such risk factors, any of which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, including those implicated by the information set forth below, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Preliminary, interim, and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Related to our Common Stock” for more disclosure related to the risk of volatility in our stock price.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Dated: November 8, 2021