Form 10-K
period 2021-12-31
Xencor Inc
filed 2022-02-24
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 was $2,000,288,972.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 16, 2022 was 59,375,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

Xencor, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

Item 1. Business.

Our Business

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We are advancing a broad portfolio of clinical-stage XmAb® drug candidates from our proprietary protein engineering technology platforms. We also use our protein engineering capabilities to increase our understanding of protein structure and interactions and to design new technologies and XmAb development candidates with improved properties. In addition to engineering protein-target interactions, our approach to protein design includes engineering Fc domains, the part of an antibody that interacts with multiple segments of the immune system and controls antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered XmAb Fc domains can be readily substituted for natural Fc domains.

Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we have developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three marketed XmAb medicines have been developed with our protein engineering technologies and are generating royalties for us.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered biologic medicines to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:

1.	Advance the clinical development of our XmAb bispecific antibody and cytokine drug candidates. Our modular bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are enrolling patients in multiple mid-stage and early-stage clinical studies to evaluate our XmAb bispecific antibody drug candidates and engineered cytokine drug candidates. We and our partners plan to advance additional bispecific antibodies and cytokines into clinical development in the future.
2.	Build and manage a large and diversified portfolio of XmAb drug candidates. We create new XmAb bispecific antibody and cytokine product candidates to exploit the novel mechanisms of action enabled by our protein engineering technology platforms, and we advance them into our portfolio of preclinical and clinical-stage assets. We regularly evaluate our portfolio of candidates and make additional investments in those candidates that present promising early clinical and scientific data, partner certain drug candidates to third-party biotechnology and pharmaceutical companies, and will stop development of candidates based on the evaluation of emerging clinical and scientific data and the competitive environment for such programs.

3.	Leverage our protein engineering capabilities, XmAb Fc domains, and XmAb drug candidates with partnerships, collaborations, and licenses to generate revenue streams, create new drug candidates and combination treatments, and identify new indications for our pipeline of drug candidates.

Generate revenue streams. The plug-and-play nature of our Fc technologies and our ability to generate multiple drug candidates efficiently provides us opportunities to generate revenue from licensing and collaboration arrangements. In 2021, we received total proceeds of $204.9 million in upfront payments, milestone payments and royalties from such arrangements.

Create new XmAb drug candidates and investigate novel combination therapies. We seek to leverage our XmAb Fc domains and protein engineering capabilities with partners to create novel XmAb drug candidates, and to evaluate our XmAb drug candidates in combination with other therapeutic agents, when applicable.

Identify new indications for our pipeline of drug candidates. We continue to support Investigator Sponsored Trials (ISTs) in which investigators may explore additional therapeutic indications with XmAb drug candidates.
4.	Broaden the functionality of our XmAb Fc technology platforms. We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb Fc technology platforms. We use the modularity of our XmAb bispecific Fc domains to engineer bispecific antibodies and cytokines in a variety of structural formats. For example, CD3 bispecific antibodies of a mixed valency format, i.e., the XmAb 2+1 bispecific antibody, may preferentially kill tumor cells that have higher target expression than normal cells, which may be especially beneficial in designing antibodies that target solid tumors.

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies.
5.	Continue to expand our patent portfolio protecting our Fc technologies and XmAb drug candidates. We seek to expand our intellectual property estate and protect our proprietary Fc technologies, our development programs, and XmAb drug candidates by filing and prosecuting patents in the United States and other countries. Where appropriate, we will seek expansion and extension of patents issued for our product candidates and for partnered product candidates that incorporate one of our Fc technologies.

XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats

Our modular approach to protein engineering is a distinguishing feature of our Fc technologies. This inherent flexibility enables us to design new XmAb bispecific antibody and cytokine drug candidates with distinct and novel mechanisms-of-action and to seek out new applications of the XmAb Bispecific Fc Domain. Our business, research, and clinical efforts are to develop and advance our Fc technologies and our portfolio of XmAb bispecific antibody and engineered cytokine drug candidates in oncology and autoimmune diseases.

CD3 candidates: CD3 bispecific antibody candidates are designed to redirect T cells to tumor cells through the engagement of an antigen on tumor cells and CD3, an activating receptor on T cells. We are currently advancing two CD3 bispecific antibody candidates in Phase 2 clinical development: plamotamab and tidutamab.

We have significantly expanded the potential of our CD3 bispecific antibodies with the multi-specific XmAb 2+1 bispecific antibody format, utilizing two identical tumor targeting domains and one CD3 targeting domain. The affinities for antigen binding are engineered to enable selective engagement and killing of high antigen-expressing tumor cells over low antigen-expressing normal cells. In preclinical models, XmAb 2+1 bispecific antibodies bound preferentially to tumor cells compared to normal cells and effectively recruited T cells to kill tumor cells selectively. We believe that these properties will be particularly important when developing bispecific antibodies against many solid tumor targets, where standard monovalent targeting of tumor antigens could lead to poor tolerability because such targets are often expressed on a range of normal tissues, including critical organs. We are currently initiating a Phase 1 study for XmAb819, an ENPP3 x CD3 bispecific antibody, which is engineered with the XmAb 2+1 bispecific antibody format.

CD28 candidates: T cells in the tumor microenvironment require both T cell receptor (TCR) and co-stimulatory receptor engagement to achieve full activation. CD28 is a key immune co-stimulatory receptor on T cells; however, the ligands that activate T cells through CD28 are often not expressed on tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We have engineered XmAb bispecific antibodies to provide selective CD28 co-stimulation of T cells, activating them when bound to tumor cells, and we are conducting preclinical studies of internal CD28 candidates. Under our two collaborations with Janssen Biotech, Inc. (Janssen), we are applying our bispecific technologies to create and characterize CD28 bispecific antibody candidates against a prostate tumor target, and against multiple B cell targets.

TME activator candidates: Our tumor microenvironment (TME) activators have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints or co-stimulating receptors. These candidates also incorporate our Xtend™ technology for longer half-life. We are currently advancing vudalimab in Phase 2 clinical development and are conducting Phase 1 studies for two additional TME activator candidates: XmAb841 and XmAb104.

Cytokine candidates: We have also expanded the use of our XmAb bispecific Fc domain to engineer novel cytokine candidates, which are not antibodies, but fusions of a heterodimeric Fc domain and immune signaling proteins. We engineer our cytokine candidates with reduced potency to improve therapeutic index and with our Xtend technology for longer half-life. Two XmAb cytokine candidates are being evaluated in Phase 1 studies: XmAb306 (RO7310729) and XmAb564.

We continue to invest in our protein engineering efforts to identify novel technologies and drug candidates.

Other XmAb Fc Domains

We have also created additional XmAb Fc domains, and we have successfully entered partnerships for these technologies and for XmAb drug candidates that incorporate them. We will continue to seek additional partnering and licensing opportunities for these Fc domains. Additional XmAb Fc domains include:

1.	Immune Inhibitor Fc Domain – selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb;
2.	Cytotoxic Fc Domain – increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells; and
3.	Xtend™ Fc Domain – extended antibody half-life, targeting the receptor FcRn on endothelial cells.

Approved or Authorized Medicines Engineered with XmAb Fc Domains

Currently three medicines that have been developed with our XmAb Fc domains are now marketed or made available by our partners. These medicines generated $80.3 million in royalty revenue for us in 2021, which has partially offset our internal development costs.

●	Sotrovimab: Vir Biotechnology, Inc. and its partner GlaxoSmithKline Plc have made available sotrovimab, an antibody that targets the SARS-CoV-2 virus, which received an emergency use authorization (EUA) from the United States Food and Drug Administration (FDA) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. Sotrovimab has been granted a marketing authorization in the European Union (EU), approved via Japan’s Special Approval for Emergency Pathway in Japan, and granted conditional, provisional, or temporary authorizations in 15 other countries. GSK supplies sotrovimab under the name Xevudy. Sotrovimab incorporates our Xtend Fc domain for longer duration of action.
●	Ultomiris® (ravulizumab-cwvz): Alexion’s Ultomiris is approved in the U.S., Europe, and Japan for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). Alexion used our Xtend™ Fc Domain to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®.
●	Monjuvi® (tafasitamab-cxix): In 2020, the FDA approved Monjuvi under accelerated approval. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). MorphoSys is also conducting studies of tafasitamab in additional B-cell indications. Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the EU. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG.

Drug Candidates in Clinical Development

There are currently 21 clinical-stage drug candidates or marketed medicines that have been developed with one or more of our Fc technologies.

A partner is also advancing a drug candidate that incorporates our DN-TNF technology.

Wholly Owned	Co-developed with Partners	Developed by Partners	Marketed by Partners
Vudalimab	Plamotamab	VIR-3434	Ultomiris*
Tidutamab	XmAb306/RG6323	SARS-CoV-2 mAb Duo (BMS)	Monjuvi*
XmAb104		Obexelimab	Sotrovimab
XmAb841		AMG 509
XmAb564		Novartis bispecific antibody
AIMab7195
Xpro1595/INB03
VIR-7832
VIR-2482
OMS906

*Alexion and MorphoSys are conducting additional Phase 3 studies in new indications with these candidates.

We regularly evaluate our portfolio of candidates and make additional investments in candidates with promising early-stage clinical data, partner out other candidates, and stop development of candidates where early clinical data does not support further investment. During 2021:

●	We initiated Phase 2 studies for our vudalimab and tidutamab programs,
●	We licensed the worldwide rights to our plamotamab and obexelimab programs to strategic biopharmaceutical partners, and
●	We stopped development of the vibecotamab program.

XmAb Bispecific Fc Drug Candidates in Clinical Development

Currently, 9 XmAb drug candidates that have been engineered with our XmAb bispecific Fc domain are in clinical development.

●	Five candidates are wholly owned and are being evaluated by us in Phase 2 or Phase 1 studies;
●	Two candidates are being co-developed with partners; and
●	Two additional candidates are being advanced by our partners.

Additional candidates are advancing through the preclinical stages of development. Drug candidates with our bispecific Fc domain, both bispecific antibodies and cytokines, in clinical development include:

1.	Vudalimab (XmAb717) is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and other solid tumor types. Xencor has initiated a Phase 2 clinical study of vudalimab in patients with mCRPC, as a monotherapy or in combination depending on molecular subtype, and a Phase 2 clinical study in patients with advanced gynecologic and genitourinary malignancies, as well as clinically defined high-risk mCRPC.

We presented updated data from the Phase 1 dose-escalation and expansion study at the Annual Meeting of the Society for Immunotherapy of Cancer (SITC) in November 2021. 110 patients had been treated at the 10 mg/kg recommended dose level in dose-escalation (n=7) and in five dose expansion cohorts: melanoma (n=20), renal cell carcinoma (RCC, n=21), non-small cell lung cancer (NSCLC, n=20), CRPC (n=21) and other cancers without approved checkpoint therapies (n=21). The safety analysis includes all 110 patients, who were a median of 65 years old and were heavily pretreated, having a median of four prior systemic therapies. 65% of patients had received at least one prior checkpoint therapy, and 25% had received at least two prior checkpoint therapies. Vudalimab was generally well-tolerated, and the most common treatment-related adverse events were immune-related adverse events (irAEs). The most common irAEs of any grade were rash (45.5%), pruritus (30.9%), transaminase increases (23.6%), diarrhea (11.8%), hypothyroidism (9.1%), infusion related reaction (8.2%) and myalgia (8.2%).

The efficacy analysis included 78 evaluable patients receiving any amount of vudalimab, who had been followed for at least two cycles. Complete responses were observed in a patient with BRCA1+ high-grade serous ovarian cancer and in a patient with melanoma. Partial responses were observed in patients with melanoma (n=2), RCC (n=3), NSCLC (n=2) and CRPC (n=2). The objective response rate (ORR) across cohorts was 14.1% (11/78). All responses in patients with melanoma and CRPC and two responses in patients with RCC were confirmed. All responders, except those with CRPC, had received prior checkpoint inhibitor therapy. The median duration of response, unadjusted, for all responders was 18.3 weeks. The median duration of response, unadjusted, for patients with RCC was 24.1 weeks, and two patients remained on treatment.

Of the 12 efficacy-evaluable patients with CRPC, four had measurable disease and follow-up RECIST assessments, including the two CRPC responders. Six additional patients with CRPC, but without measurable disease, experienced a best overall response of non-CR/non-PD, as stable disease cannot be determined without measurable disease. The two CRPC responders had visceral and nodal metastases, had response durations of 41.3 and 27.0 weeks, were without progression on bone scans and had confirmed prostate-specific antigen (PSA) reductions of more than 50% from baseline. Among twelve patients with baseline and follow-up PSA assessments, including the two responders, 33% (4/12) had PSA reductions greater than 50%.

2.	Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. In October 2021, we entered into a global collaboration and license agreement with Janssen to advance plamotamab and XmAb CD28 bispecific antibody combinations for the treatment of patients with B-cell malignancies, which expands our strategy to develop multiple highly active, chemotherapy-free regimens to treat patients with B-cell cancers. Janssen received worldwide exclusive development and commercial rights to plamotamab, and we will collaborate with Janssen on further clinical development of plamotamab, with us paying 20% of costs, including those for a subcutaneous formulation study anticipated to enter clinical trials in 2022. We will continue, at our own expense, a Phase 1/2 combination study of plamotamab, tafasitamab (Monjuvi), and lenalidomide in patients with relapsed or refractory diffuse large B cell lymphoma (DLBCL), an aggressive type of non-Hodgkin lymphoma, and we plan to initiate the study in early 2022.

We presented updated data from Part B and Part C of a Phase 1 dose-escalation study at the American Society of Hematology Annual Meeting in December 2021. Part B escalated dosing on administrations after the priming dose (doses between 80 and 360 mcg/kg). Part C established a step-up dosing regimen with higher, flat and less frequent dosing. The schedule, an intravenous, 50 mg flat dose every two weeks after step-up dosing during the first two cycles of treatment, was generally well tolerated and was determined to be the recommended Phase 2 dose.

The safety population included 50 patients in Part B (38 DLBCL, 12 FL) and 14 patients in Part C (8 DLBCL, 4 FL, 1 marginal zone lymphoma, 1 mantle cell lymphoma). Patients were heavily pretreated. The most common Grade 3 or 4 treatment-emergent adverse events (AEs) across all patients were anemia (21%), neutropenia (19%), hypophosphatemia (11%), thrombocytopenia (11%) and lymphopenia (10%). Four patients (5%) experienced Grade 3 or 4 cytokine release syndrome (CRS), each instance on the first dose, and no patients experienced Grade 3 or 4 CRS in Part C of the study. The rate of CRS of any grade fell from 74% in Part B to 57% in Part C. CRS was generally manageable with premedication. The efficacy analysis included 47 evaluable patients with either DLBCL or FL who were treated in Part B (n=38) or in Part C (n=9). The ORR was 51% (24/47), and complete responses were observed in 12 patients (26%). The median duration of response was 225 days for DLBCL and 171 days for FL, with six patients continuing to respond to plamotamab monotherapy.

In Part C, patients had generally more advanced disease and poorer responses to prior therapy. Of the 14 patients in Part C, eight patients received prior CAR-T and three patients received NK cell therapy; two of these patients received both. All eight patients with DLBCL received prior CAR-T therapy. In Part C, safety events were generally mild or moderate in severity. Grade 3 or 4 AEs experienced by more than 5% of patients included anemia (14%), lymphopenia (14%) and one patient each (7%) experiencing neutropenia, thrombocytopenia, decreases in neutrophil count, transaminase increases, fatigue and gamma-glutamyl transferase increases. The ORR was 100% (4/4) for FL, and CRs were observed in two patients (50%). For DLBCL, the ORR was 40% (2/5), and a CR was observed in one patient (20%). All 5 evaluable patients with DLBCL received prior CAR-T therapy, and two evaluable patients with DLBCL received prior NK cell therapy.

Expansion cohorts are actively recruiting patients with DLBCL and FL and are dosing using the recommended Phase 2 regimen to further evaluate the safety and efficacy of plamotamab monotherapy. We plan to present data from these cohorts in the second half of 2022.

3.	Tidutamab is a bispecific antibody that targets somatostatin receptor 2, or SSTR2, a target on many neuroendocrine-like tumor types, and CD3. Dose-escalation and expansion data from the Phase 1 study in patients with neuroendocrine tumors (NET) indicates that tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study. Tidutamab induced sustained activation of cytotoxic T cells and engagement of the SSTR2 target and demonstrated an encouraging safety profile. We are enrolling patients in a Phase 2 clinical study for tidutamab in patients with Merkel cell carcinoma and small cell lung cancer, which are SSTR2-expressing tumor types known to be responsive to immunotherapy.

4.	XmAb306 (RO7310729) is an IL15/IL15-receptor alpha complex fused to our bispecific Fc domain (IL15/IL15Rα-Fc). This cytokine was engineered for reduced potency, and the Fc domain incorporates our Xtend technology for extended half-life. Xencor is co-developing the program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 dose-escalation study of XmAb306 as a single agent and in combination with atezolizumab. Additional studies of XmAb306 in combination with other agents are being planned.

In November 2021, we announced preliminary data from the Phase 1 study, while further dose escalation in both study arms continues. At the time, the study had enrolled six cohorts in a monotherapy arm and four cohorts in an atezolizumab combination arm. XmAb306 was generally well tolerated as both a monotherapy and in combination with atezolizumab. No dose-limiting toxicities or treatment-related serious adverse events had been observed. Assessments of pharmacokinetics indicated that XmAb306 has a multi-day circulating half-life, which is consistent with its reduced-potency design and data generated in preclinical studies. Unconfirmed responses, as evaluated by RECIST criteria, had been observed in multiple tumor types, including in a patient treated with XmAb306 monotherapy. The study had recently reached dose levels that promote T cell activity, and evidence of peripheral effector T cell proliferation had been observed. Consistent and robust dose-dependent natural killer (NK) cell expansion and NK cell accumulation upon repeat dosing had been observed for multiple NK cell subsets, including mature NK cells. Significant NK cell expansion and accumulation was observed beginning in lower dose cohorts, and at higher dosing cohorts NK cell expansion had reached 40- to 100-fold higher levels than baseline and had been sustained for weeks throughout dosing.

5.	XmAb104 is a bispecific antibody that targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed in multiple oncology indications. We are conducting an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb104 in patients with selected solid tumors. We continue to enroll patients with select solid tumors in the dose expansion portion of the study, evaluating XmAb104 as a monotherapy and in combination with ipilimumab, an anti-CTLA4 antibody.

6.	XmAb841 is a bispecific antibody that targets CTLA-4 and LAG-3, also an immune checkpoint receptor, and is being developed in multiple oncology indications. We are advancing XmAb841 in combination with an anti-PD-1 drug to create a triple checkpoint blockade and conducting an open-label, Phase 1, dose-escalation study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb841 in patients with selected solid tumors. We recently completed dose escalation in monotherapy and pembrolizumab combination cohorts and are enrolling in the expansion portion of the study.

7.	XmAb564 is a monovalent, potency-reduced interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In preclinical studies, XmAb564 was well-tolerated, promoted the selective and sustained expansion of Tregs and exhibited a favorable pharmacokinetic profile. We are conducting a randomized, double-blind, placebo-controlled Phase 1 clinical study to evaluate the safety and tolerability of a single dose of XmAb564, administered subcutaneously in healthy adult volunteers.

8.	AMG 509 is a STEAP1 x CD3 2+1 bispecific antibody that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Amgen is currently enrolling patients in a Phase 1 study of AMG 509 in patients with mCRPC. In February 2022, Amgen presented encouraging, preliminary pharmacodynamic activity by induction of percent maximum PSA decline among 30 patients in the study, which provides an early signal of activity and validation of the potential of the XmAb 2+1 format.

9.	XmAb819 is a first-in-class ENPP3 x CD3 XmAb 2+1 bispecific antibody that we are developing for patients with renal cell carcinoma (RCC). The XmAb 2+1 multivalent format enables greater selectivity for ENPP3 expressing tumor cells compared to normal cells, which also express ENPP3 at lower levels. We are initiating a Phase 1 study evaluating XmAb819 in patients with RCC.

10.	Novartis XmAb undisclosed bispecific antibody candidate: in December 2019, Novartis initiated a Phase 1 clinical study with an undisclosed bispecific antibody candidate that was developed with our bispecific Fc technology under our collaboration with them.

XmAb, Xtend, and Cytotoxic Fc Drug Candidates in Clinical Development

Currently, two drugs engineered with our Xtend Fc Domain and one drug we engineered with our XmAb Cytotoxic Fc Domain are marketed commercially by partners. In addition to these approved drugs, our partners are advancing six clinical-stage programs with antibodies engineered with XmAb, Xtend, and/or Cytotoxic Fc Domains, including:

●	Vir Biotechnology, Inc.: Vir is advancing three candidates in clinical development. VIR-3434 is being evaluated in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection. VIR-2482 is being evaluated in a Phase 1/2 study as a universal prophylactic for influenza A. VIR-7832 is being evaluated in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19;
●	Bristol-Myers Squibb: Bristol-Myers Squibb’s SARS-CoV-2 mAb Duo antibody combination therapy (BMS-986414 + BMS-986413) is being evaluated in the Phase 2/3 NIH ACTIV-2 trial in treating COVID-19 in outpatients;
●	Gilead Sciences, Inc.: Gilead is supporting HIV candidates in clinical development that are broadly neutralizing antibodies that incorporate our Fc technologies; and
●	Our partners are conducting preclinical studies of additional drug candidates engineered with these XmAb Fc domains.

Other Clinical Stage Drug Candidates

●	AIMab7195 (XmAb7195) uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood levels of IgE, which mediates allergic responses and allergic disease. In February 2020, we licensed this drug candidate to Aimmune Therapeutics, Inc., now a wholly owned subsidiary of Nestlé S.A., which is advancing the candidate in clinical studies for allergic indications.
●	Obexelimab targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain, which is designed to inhibit the function of B cells, an important component of the immune system. In November 2021, we licensed this drug candidate to Zenas BioPharma, which is developing this candidate in autoimmune disease.
●	Xpro1595 is a proprietary TNF inhibitor candidate which we licensed to INmune Bio, Inc., in October 2017. INmune is currently advancing Xpro1595 through clinical development for patients with Alzheimer’s disease, mild cognitive impairment and treatment-resistant depression.

Collaborations, Partnerships and Licensing Arrangements

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb technologies, and XmAb drug candidates with partnerships, collaborations, and licenses. Through these arrangements we generate revenues in the form of upfront payments, milestone payments, and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in these candidates through transactions that allow us to retain major geographic commercial rights, provide for profit-sharing on future sales of approved products, include co-development options, and also the right to conduct independent clinical studies with drug candidates developed in the collaboration.

Examples of arrangements we have entered with our partners include:

●	Product Licenses: Janssen Biotech, Inc., Genentech, MorphoSys AG, Nestlé S.A., Zenas BioPharma, INmune Bio, Inc.
●	Novel Bispecific Antibody Collaborations: Janssen Biotech, Inc., Astellas Pharma, Inc., Amgen Inc., Novartis AG

●	Technology Licensing Agreements: Alexion Pharmaceuticals, Inc., Vir Biotechnology, Inc., Gilead Sciences, Inc., Bristol-Myers Squibb Company, Novartis AG, Omeros Corporation, Viridian Therapeutics, Inc., Astria Therapeutics, Inc.
●	Strategic Collaborations: MorphoSys AG, Atreca, Inc., The University of Texas MD Anderson Cancer Center

Product Licenses

Product licenses are arrangements in which we license to third parties partial or full rights to develop and commercialize our internally developed drug candidates. We seek partners that can provide infrastructure and resources to successfully develop our drug candidates, have a track record of successfully developing and commercializing medicines, or have a portfolio of development-stage candidates and commercialized medicines which could potentially be developed in rational combinations with our drug candidates.

Janssen Biotech, Inc.

In October 2021, we entered into an agreement with Janssen Biotech, Inc. (Janssen) to develop, manufacture, and commercialize plamotamab and pursuant to which we, together, will conduct research and development activities to discover novel CD28 bispecific antibodies against undisclosed B cell tumor targets. Janssen will receive exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such CD28 bispecific antibodies.

We received a $100.0 million upfront payment, and Johnson & Johnson Innovation, JJDC, Inc., purchased $25.0 million of newly issued unregistered shares of our common stock. In addition, we are eligible to receive milestone payments and royalties on net sales as follows:

●	Plamotamab. We are eligible to receive up to a total of $517.5 million in milestone payments, which includes $120.0 million in development milestones, $137.5 million in regulatory milestones, and $260.0 million in sales milestones, as well as tiered royalties in the mid-teen to low-twenties percent range on net sales of products containing plamotamab, including CD28/plamotamab combination products.
●	CD28 Licensed Antibodies. We are eligible to receive up to a total of $670.0 million in milestone payments, which includes an aggregate of $169.4 million in development milestones and $240.6 million in regulatory milestones. For any products containing CD28 bispecific antibodies, but excluding CD28/plamotamab combination products, we are eligible to receive $260.0 million in sales milestones, as well as tiered royalties in the high-single digit to low-double digit range on net sales.

We are collaborating with Janssen on further clinical development of plamotamab with Janssen paying 80% and the Company paying 20% of costs. We are conducting, at our own expense, a clinical collaboration to evaluate the combination of plamotamab, tafasitamab, and lenalidomide in patients with B-cell lymphoma after which Janssen may opt into cost sharing to further develop the combination after establishing proof of concept.

We are generally responsible for conducting research activities, and Janssen is generally responsible for all development, manufacturing, and commercialization activities for CD28 bispecific antibodies that are advanced. Independent of plamotamab development activities, upon clinical proof-of-concept for a CD28 bispecific antibody that is being developed outside of a plamotamab combination, we have the right to opt-in to fund 15% of development costs and, if we opt in to fund such development costs, to perform up to 30% of the detailing efforts in the United States. We would then be eligible for low-double digit to mid-teen percent royalties on net sales of those products.

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

MorphoSys AG

In July 2020, the FDA approved Monjuvi® (tafasitamab-cxix) in combination with lenalidomide for treating certain patients with DLBCL, and the European Commission granted conditional marketing authorization to tafasitamab for treating certain patients with DLBCL, which is marketed as Minjuvi® in Europe, in August 2021. In 2010, we licensed exclusive worldwide rights to develop and commercialize tafasitamab (formerly MOR208 and XmAb5574) to MorphoSys. Tafasitamab, which we engineered with an XmAb Cytotoxic Fc Domain, is the second XmAb medicine to be approved by the FDA.

In 2021, we earned $12.5 million in development milestones and royalties of $5.9 million on net sales. We are also eligible to receive up to $85.5 million in additional milestones for development of tafasitamab in additional oncology indications and $50.0 million in sales milestones across all indications. We are entitled to receive tiered royalties in the high-single digit to low-double digit percent range on net sales. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi® in the U.S., and is marketed by Incyte under the brand name Minjuvi® in the EU. Incyte has exclusive commercialization rights to tafasitamab outside the U.S.

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

INmune Bio, Inc.

In October 2017, we entered into an agreement with INmune Bio, Inc., in which we provided INmune with an exclusive license to our Xpro1595 drug candidate. In connection with the license, we received 1,585,000 shares of INmune common stock, an option to acquire up to 10% of the outstanding shares of INmune for $10.0 million, and an option to acquire 108,000 shares of common stock. In 2021, we sold the option to acquire up to 10% of INmune, and we received $15.0 million in cash proceeds and an additional 192,533 share of INmune common stock. We also exercised the option to acquire 108,000 shares of common stock for total proceeds of $0.8 million.

We are also eligible to receive a percentage of sublicensing revenue received for Xpro1595 and royalties in the mid-single digit percentage range on the sale of approved products. INmune is currently planning Phase 2 studies in Alzheimer’s disease, mild cognitive impairment, and treatment-resistant depression, as Xpro1595; Phase 2 studies in patients with non-alcoholic steatohepatitis, as LIVNate; and additional studies in MUC4-positive cancers, as INB03.

Zenas BioPharma (Cayman) Limited

In November 2020, we entered into an agreement with Zenas BioPharma (Cayman) Limited (Zenas) to which we licensed the exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease: XmAb6755, Xpro9523, and XmAb10171. These programs incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. We received a 15% equity interest in Zenas, and we will also receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

In November 2021, we entered into a second agreement with Zenas to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. Zenas issued a warrant giving us the right to acquire additional Zenas equity, such that our total equity in Zenas would be 15% of its fully diluted capitalization following the closing of Zenas’ next round of equity financing, subject to certain requirements. We are also eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercialization milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography. Zenas will have sole responsibility for advancing the research, development, regulatory and commercial activities of obexelimab worldwide.

Novel Bispecific Antibody Collaborations

Novel bispecific antibody collaborations are arrangements in which our partner seeks to create an XmAb bispecific antibody using one or more of our bispecific technologies. Our partners provide an antibody or an antigen against tumors, and we conduct limited research and development activities to create potential bispecific antibody candidates for further development and commercialization by our partners.

Janssen Biotech, Inc.

In November 2020, we entered into an agreement, which became effective in December 2020, with Janssen Biotech, Inc. (Janssen), to develop XmAb bispecific antibodies against CD28 and an undisclosed prostate tumor target, for the potential treatment of patients with prostate cancer. Under the agreement, we conducted research activities to develop CD28 bispecific drug candidates for further development by Janssen. Preclinical activities and all clinical development, regulatory and commercial activities will be conducted by Janssen, which has exclusive worldwide rights to develop and commercialize the novel drug candidates developed in the collaboration. We received a $50.0 million upfront payment and are eligible to receive a total of $662.5 million in milestone payments which include $161.9 million in development milestones, $240.6 million in regulatory milestones, and $260.0 million in sales milestones. We are also eligible to receive tiered royalties in the high-single to low-double digit percentage range on net sales.

Upon development of a bispecific candidate by Janssen through proof of concept, the agreement provides us the right to opt-in to fund 20% of development costs and to perform up to 30% of detailing efforts in the U.S. If we exercise this right, we will be eligible to receive tiered royalties in the low-double digit to mid-teen digit percentage range.

Both we and Janssen also have the right to access predefined agents from each other’s portfolios to evaluate potential combination therapies in prostate cancer, subject to certain limitations.

In 2021, we received a $5.0 million milestone payment related to Janssen selecting a candidate for further development, and we are eligible to receive an additional $156.9 million in development milestones as the program advances.

Astellas Pharma, Inc.

In March 2019, we entered into an agreement with Astellas Pharma, Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing. Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities. Astellas has selected a bispecific antibody developed under the collaboration, ASP2138, a CLDN18.2 x CD3 bispecific antibody, for further development to treat patients with gastric, gastroesophageal, and pancreatic cancers. We received an upfront payment of $15.0 million, and we are eligible to receive up to $240.0 million in milestones which include $32.5 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones and royalties on net sales in the high-single to low-double digit percentage range. In 2020, we received a $2.5 million milestone payment related to Astellas advancing a bispecific candidate into IND enabling studies, and we are eligible to receive an additional $30.0 million in development milestones as the program advances.

Amgen Inc.

In September 2015, we entered into an agreement with Amgen Inc. to develop and commercialize bispecific antibody product candidates using our proprietary XmAb bispecific Fc technology.

Amgen applied our XmAb bispecific Fc technology to create AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody. We have received a total of $60.5 million in upfront and milestone payments and are eligible to receive up to $255.0 million in future development, regulatory and sales milestone payments in total for AMG 509 and royalties on net sales.

Novartis AG

In connection with our June 2016 agreement with Novartis, we also applied our XmAb bispecific Fc technology to two target pair antibodies selected by Novartis. Novartis is responsible for development and commercialization of these programs. We are eligible to receive up to $250.0 million in milestone payments for each program which includes $50.0 million in development milestones, $100.0 million in regulatory milestones, and $100.0 million in sales milestones and royalties in the mid-single digit percent range on net sales of approved products. Novartis is conducting a Phase 1 study of an undisclosed bispecific antibody candidate and we received a $10.0 million milestone payment for this program in 2020.

Technology Licensing Agreements

We enter into technology licensing agreements in which we license access to one or more of our XmAb Fc technologies on a restricted basis, typically to our XmAb Cytotoxic Fc Domain and/or our Xtend Fc Domain. Our partners are responsible for all research, development and commercialization activities of the drug candidates. The plug-and-play nature of XmAb Fc domains allows us to license access to our platforms with no internal research and development activities required of us.

Alexion Pharmaceuticals, Inc.

Ultomiris® (ravulizumab-cwvz) was the first antibody incorporating XmAb Fc technology to be approved by the FDA for commercial marketing. It is approved in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). Ultomiris is commercialized by Alexion Pharmaceuticals, Inc.

In 2013, we licensed Alexion the right to access our Xtend Fc domain, which Alexion used to develop an improved version of Alexion’s commercialized Soliris product. The Xtend technology increased the circulating half-life of Ultomiris by over three-fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris. During 2021, we recorded royalty revenue of $22.2 million. We are eligible to receive an additional $20.0 million in sales milestones and a low-single digit percent royalty on the sale of approved products.

Vir Biotechnology, Inc.

Sotrovimab, an antibody that targets the SARS-CoV-2 virus, has received an emergency use authorization from the FDA and temporary authorizations in multiple global markets for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. In addition, Vir is evaluating VIR-7832 in a Phase 1b/2a trial of adults with mild-

to-moderate COVID-19. In March 2020, we entered into an agreement in which we provided Vir a non-exclusive license to our Xtend technology to extend the half-life of novel antibodies, including sotrovimab, that Vir is investigating as potential treatments for patients with COVID-19. Vir is responsible for all research, development, regulatory and commercial activities for COVID-19 antibodies, and we are eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. During 2021, we recorded estimated royalty revenue of $52.2 million.

In August 2019, we entered into an agreement with Vir Biotechnology, Inc., in which we provided Vir a non-exclusive license to our Xtend technology for two targets in infectious disease. We have received a total of $1.5 million in upfront and milestone payments, and we are eligible to receive additional milestones of $154.5 million, including $4.5 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. We are also eligible to receive royalties on the net sales in the low single digit percentage range. Vir has advanced two programs under this agreement. VIR-2482 is being evaluated in a Phase 1/2 study as a universal prophylactic for influenza A, and VIR-3434 is being evaluated in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection.

Gilead Sciences, Inc.

In January 2020, we entered into an agreement with Gilead Sciences, Inc., in which we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for broadly neutralizing anti-HIV antibodies. Gilead is responsible for all development and commercialization activities. For each licensed antibody, we are eligible to receive up to $67.0 million in milestones, which includes $10.0 million in development milestones, $27.0 million in regulatory milestones, and $30.0 million in sales milestones. We are also eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

Bristol-Myers Squibb Company

In May 2021, we entered into an agreement with Bristol-Myers Squibb Company (BMS), in which we provided BMS a non-exclusive license to our Xtend Fc technology to extend the half-life of antibodies that specifically bind to SARS-CoV-2. BMS is responsible for all research, development, regulatory and commercial activities. We are eligible to receive royalties on net sales of approved products in the low-single digit percentage range. BMS is evaluating the SARS-CoV-2 mAb Duo antibody combination therapy (BMS-986414 + BMS-986413) in the Phase 2/3 NIH ACTIV-2 trial in treating COVID-19 in outpatients.

Omeros Corporation

In August 2020, we entered into an agreement with Omeros Corporation, in which we provided Omeros a non-exclusive license to our Xtend Fc technology, an exclusive license to apply our Xtend Fc technology to an initial identified antibody, OMS906, and options to apply our Xtend Fc technology to three additional antibodies. Omeros is responsible for all development and commercialization activities. OMS906, a MASP-3 targeted antibody, is being evaluated in a Phase 1 study in patients with PNH and other alternative pathway disorders. We received an upfront payment of $5.0 million, and for each product incorporating our Xtend Fc technology, we are eligible to receive up to $65.0 million in milestones, which includes $15.0 million in development milestones, $25.0 million in regulatory milestones and $25.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

Viridian Therapeutics, Inc.

In December 2020, we entered into an agreement with Viridian Therapeutics, Inc., in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. We received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and are eligible to receive up to $55.0 million in milestones, which include $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

In December 2021, we entered into a second agreement with Viridian for a non-exclusive license to certain antibody libraries developed by us. Under the agreement, Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. Viridian is responsible for all further development of the selected antibodies. We received an upfront payment of 394,737 shares of Viridian common stock valued at $7.5 million and are eligible to receive development, regulatory and sales milestones in addition to royalties on net sales of approved products under the agreement.

Astria Therapeutics, Inc/Catabasis Pharmaceuticals, Inc./Quellis Biosciences, Inc.

In May 2018, we entered into an agreement with Quellis Biosciences, Inc., in which we provided Quellis a non-exclusive license to our Xtend Fc technology to apply to an identified antibody. Quellis is responsible for all development and commercialization activities. We received an equity interest in Quellis, and in January 2021, upon Quellis merging into Catabasis Pharmaceuticals, Inc., we received common and preferred shares of Catabasis stock in exchange for our equity in Quellis. Catabasis subsequently changed its name to Astria Therapeutics, Inc. We are eligible to receive up to $66.0 million in milestones, which include $6.0 million in development milestones, $30.0 million in regulatory milestones and $30.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

Strategic Collaborations

We enter into strategic collaborations where we can create synergies between our partners’ capabilities and assets and our own protein engineering capabilities, Fc technologies and XmAb drug candidates. Through these arrangements we seek to create new drug candidates, investigate novel combination therapies and potentially identify additional indications for our portfolio of XmAb drug candidates.

MorphoSys AG

In November 2020, we entered into a strategic collaboration with MorphoSys AG and Incyte to conduct clinical studies to investigate the chemo-therapy free combination of plamotamab and tafasitamab in combination with lenalidomide in patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), first-line DLBCL, and relapsed or refractory follicular lymphoma (FL). MorphoSys and Incyte Corporation will provide tafasitamab for the studies, which Xencor will sponsor and fund.

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

The University of Texas MD Anderson Cancer Center

In September 2020, we entered into an agreement with MD Anderson, in which we will provide funding over a five-year period, and MD Anderson will collaborate to design and execute additional clinical studies with our portfolio of XmAb drug candidates, including novel bispecific antibody and cytokine candidates. We own all rights to the programs and results generated from these studies. In December 2021, we extended the agreement for an additional year at the same level of committed funding.

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

Our Research and Development Pipeline

We have used our XmAb Fc platforms and protein engineering capabilities to produce a growing pipeline of drug candidates in clinical and preclinical development. These include multiple oncology candidates using our bispecific Fc domain, including bispecific antibody and cytokine candidates. We continue to advance these candidates as additional options for clinical development by us or as out-licensing opportunities. We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our own proprietary technologies. These licenses may require us to pay upfront fees, development, and commercial milestone payments, and if commercial products are approved, royalties on net sales.

Human Capital Management

Our Employees and Commitment to Diversity, Equity, and Inclusion

Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting, retaining, and developing our employees. We seek and support a diverse population of employees without regard to race, gender or sexual orientation. As of December 31, 2021, we had 254 full-time employees, representing a 26% increase in our employee workforce as compared to December 31, 2020. Of these, 205 were engaged in research and development activities, and 49 were engaged in business development, information systems, facilities, human resources, or administrative support. Of these employees, 65 hold Ph.D. degrees, and 10 hold M.D. degrees. None of our employees are represented by any collective bargaining unit. We believe we maintain good relations with our employees.

We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2021, was 57% non-white and 56% women. In addition, as of December 31, 2021, women made up 22% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves.

We seek to provide human capital and employee health and safety policies that provide for the health, safety, and welfare of our employees. We continue practices that address the COVID-19 pandemic consistent with government guidelines to mitigate and prevent the spread of disease, such as masking, social distancing, contact tracing, and encouraging vaccinations. In 2021, in connection with the ongoing pandemic we continued the following practices:

●	Provided a remote or hybrid work option for all non-laboratory staff with technical support, training, and equipment to enable employees to continue to perform their responsibilities while working remotely; and
●	Conducted safety procedures for all onsite staff which includes mandatory weekly onsite SARS-CoV-2 virus testing for all employees and their household members, reimbursement of 100% of medical insurance costs for onsite employees, and fully paid time off for any employee that missed time due to the COVID-19 virus including for the care of family members.

Compensation, Benefits, and Development

We provide compensation packages designed to attract, retain, and motivate high-quality employees, and all of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent and that they are fair and equitable across our workforce with respect to gender, race, and other personal characteristics. All employees are eligible to participate in the Employee Stock Purchase Plan where they can purchase shares of Xencor common stock at a discounted price. This plan, and our other equity compensation plans, assists us in building long-term relationships with our employees and aligns the interest of employees with stockholders. We also deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also dependent care, mental health, and other wellness benefits. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life.

We value career development for all employees, and we provide reimbursement and time for employees to attend professional development courses ranging from technical training, competency-based workshops, and leadership development programs. Direct managers also take an active role in identifying individualized development plans to assist their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce.

Market Opportunity

Our drug candidates that use the XmAb bispecific Fc domain, including plamotamab, vudalimab, tidutamab, XmAb841, XmAb104, XmAb306, and XmAb564: We are developing our bispecific antibody and cytokine candidates to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the United States (U.S.). The American Cancer Society estimates that in 2022 there will be approximately 1.9 million new cases of cancer and approximately 609,360 deaths from cancer. The National Institutes of Health (NIH) estimated that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2030 are projected to reach at least $245.6 billion.

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

Our patent estate, on a worldwide basis, includes over 1,300 issued patents and pending patent applications which we own, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage product candidates and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.

The patent expiration in the U.S. and major foreign countries (ex-U.S.) for our key technologies and drug candidates is set forth below. We have pending applications filed that may extend the exclusivity of some of our technology and products:

Technology	Patent Expiry
Cytotoxic	2025 U.S.; 2024 Ex-U.S.
Immune Inhibitor	2028 U.S.; 2025 Ex-U.S.
Xtend	2025 U.S.; 2028 Ex-U.S.
Bispecific	2034 U.S. and Ex-U.S.
CD3 T Cell Engagers	2035 U.S. and Ex-U.S.
CD28 T Cell Engagers	2040 U.S. and Ex-U.S.

Company Products	Patent Expiry
Tidutamab	2037 U.S. and Ex-U.S.
Vudalimab, XmAb841, XmAb104	2037 U.S. and Ex-U.S.
XmAb564	2038 U.S. and Ex-U.S.
XmAb819	2040 U.S. and Ex-U.S.
XmAb306	2038 U.S.; 2037 Ex-U.S.

Partnered Products	Patent Expiry
Monjuvi (tafasitamab)	2029 U.S.; 2027 Ex-U.S.
Ultomiris	2025 U.S.; 2028 Ex-U.S.
AIMab7195 (XmAb7195)	2029 U.S. and Ex-U.S.
Sotrovimab	2025 U.S.; 2028 Ex-U.S.
Obexelimab (XmAb5871)	2029 U.S.; 2028 Ex-U.S.
Plamotamab	2035 U.S. and Ex-U.S.

The Hatch-Waxman Act permits a patent term extension for FDA-approved drugs, including biological products, of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively the ACA) created a regulatory scheme authorizing the FDA to approve biosimilars via an abbreviated licensure pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. Under the ACA, a manufacturer may submit an application for licensure of a biologic product that is "biosimilar to" or "interchangeable with" a previously approved biological product or "reference product." The "biosimilar" application must include specific information demonstrating bio similarity based on data derived from: (1) analytical studies, (2) animal studies, and (3) a clinical study or studies that are sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed, except that FDA may waive some of these requirements for a given application. Under this new statutory scheme, an application for a biosimilar product may not be submitted to the FDA until four years after the date of first licensure. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. The law does not change the duration of patents granted on biological products. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full Biologics License Application (BLA) for such product containing the sponsor's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent proposals to repeal or modify the ACA, and it is uncertain how any of those proposals, if approved, would affect these provisions.

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

Further, we seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We have obtained registrations for the Xencor trademark, as well as certain other trademarks, which we use in connection with our pharmaceutical research and development services and our clinical-stage products, including XmAb. We currently have registrations for Xencor and PDA in the United States, Australia, Canada, the European Community, and Japan, for Protein Design Automation in the United States, Australia, Canada, and the European Community, and for XmAb in the United States, Australia, Canada, the European Community and Japan.

Third Party Vendors and Suppliers

Our internal research activities are focused on early research stage and preclinical activities and studies. We rely on third party vendors, suppliers and contractors for all other research, development and clinical activities. We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not relying on third parties for all of our manufacturing needs. We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of bispecific antibody and cytokine development candidates. We have used third party manufacturers for all our bispecific antibody and cytokine candidates which include: plamotamab, tidutamab, vudalimab, XmAb841, XmAb104, XmAb306, XmAb564, and XmAb819. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.

KBI Biopharma, Inc.

In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our bispecific antibody and cytokine development candidates: plamotamab, tidutamab, vudalimab, XmAb841, XmAb104, XmAb306, and XmAb564 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60-day notice, or in the event of a bankruptcy of a party. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.

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

Selexis has manufactured cell lines for certain of our bispecific antibody and cytokine drug candidates, and we currently have rights to obtain commercial licenses to the Selexis cell line for the following bispecific antibody and cytokine candidates: plamotamab, tidutamab, vudalimab, XmAb841, XmAb104, XmAb306, XmAb564, and XmAb819.

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

Patheon is currently conducting process transfer, process development and cGMP manufacturing for our XmAb819 program.

Master Services Agreement with WuXi Biologics (Hong Kong) Limited

In February 2021, we entered into a Master Services Agreement (WuXi Agreement) with WuXi Biologics (Hong Kong) Limited (WuXi). Under the terms of the WuXi Agreement, WuXi and its affiliates will perform manufacturing, analytical, development and other services for Xencor in accordance with applicable regulations. The WuXi Agreement includes customary rights to replacement of non-conforming products. The WuXi Agreement may be terminated by either party for a breach by the other party that is not remedied within 45 days (or 10 days for a non-payment breach), or if the other party is subject to an insolvency event. We have the unilateral right to terminate the WuXi Agreement upon 90 days’ prior written notice to WuXi for any reason, subject to applicable cancellation fees. WuXi has the unilateral right to terminate the WuXi Agreement only if the services cannot be performed due to technical difficulties or the performance of the services is not permitted under applicable law.

WuXi is currently conducting process transfer, process development and cGMP manufacturing for our XmAb808 (B7-H3 x CD28) and our IL-12 programs.

Master Clinical Services Agreement with ICON Clinical Research Limited

In April 2016, we entered into a Master Clinical Services Agreement (ICON Agreement) with ICON Clinical Research Limited (ICON). Under the terms of the ICON Agreement, ICON and its affiliates will perform clinical trial services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The ICON Agreement may be terminated by either party for a breach by the other party that is not remedied within 30 days, or if the other party is subject to an insolvency event. Each party may terminate the ICON Agreement upon 30 days’ prior written notice to the other party for any reason, however such termination would not affect any ongoing project under the ICON Agreement. We may unilaterally terminate any project under the ICON Agreement upon 30 days’ prior written notice to ICON for any reason, subject to applicable termination fees.

ICON is currently providing services to us in connection with each ongoing Xencor-sponsored clinical trial.

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

Competition in the field of cancer drug development is intense, with hundreds of compounds in clinical trials. Many large pharmaceutical companies and other smaller biotechnology companies are developing competing bispecific antibody platforms, and many of these companies have advanced multiple drug candidates into clinical development, including Amgen Inc.; Genmab A/S; Macrogenics, Inc.; Merus N.V.; Regeneron Pharmaceuticals, Inc.; and Roche Holding AG.

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

We are also developing several bispecific antibody drug candidates engineered to selectively engage the immune system in order to treat patients with cancer, such as vudalimab, XmAb841 and XmAb104. Immuno-oncology is a competitive field within the biotechnology and pharmaceutical industries, and most large pharmaceutical companies are developing drug candidates, have marketed medicines in this space, or both: AstraZeneca plc; Bristol-Myers Squibb Company; GlaxoSmithKline plc; Merck & Co., Inc.; Novartis AG; Pfizer Inc.; Roche Holding AG; and Sanofi S.A. While tuning the binding affinities plays a crucial role in designing the mechanism of action for this class of bispecific antibody, smaller companies advancing clinical programs that, like vudalimab, dually target the immune checkpoint receptors PD-1 and CTLA-4 include Akeso, Inc. and Macrogenics, Inc.

Several companies are developing engineered cytokines intended to activate specific immune cell populations in order to treat patients with cancer and/or autoimmune diseases, including Alkermes plc; Amgen Inc.; Cue Biopharma, Inc.; Cytune Pharma; Eli Lilly and Company; IGM Biosciences, Inc.; ImmunityBio, Inc.; Kadmon Holdings, Inc.; Medicenna Therapeutics Corp.; Merck & Co., Inc.; Nektar Therapeutics, Inc.; Neoleukin Therapeutics, Inc.; Novartis AG; Roche Holding AG; Sanofi S.A.; Sutro Biopharma, Inc.; and Xilio Therapeutics, Inc.

In addition, we are aware of a number of other companies with development-stage programs that may compete with the drug candidates we and our licensees are developing in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Regulatory Overview

Our business and operations are subject to a variety of U.S. federal, state and local and foreign supranational, national, provincial, and municipal laws, regulations and trade practices. The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs and biologics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, approval, advertising and promotion, and export and import of our product candidates.

U.S. Government Regulation

We are subject to extensive regulation by the U.S. and other countries. Regulation by government authorities is a significant factor in development, manufacture, distribution and ongoing research activities. All our products in development will require regulatory approval by government agencies prior to commercialization. In particular, drugs and biologic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, tracking, tracing and record-keeping of drugs and biologic products and their marketing.

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

Corporate Information

We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 111 West Lemon Avenue, Monrovia, CA 91016, and our telephone number is (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have reviewed our risk factors and categorized them into five specific categories:

1.	Risks related to our unique and specific business operations as a small biotechnology company. These risks include:

●	Our success depends on our ability to use and expand our XmAb technology platform to build a pipeline of XmAb product candidates and develop marketable products. We cannot be certain our candidates will receive regulatory approval or be successfully commercialized.
●	The clinical development stage of our operations may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Preliminary, interim, and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.

2.	Risks specifically related to our financial position, capital requirements and ownership of our common stock. These risks include:

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
●	We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.
●	The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

●	Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
●	Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through licensing may require us to relinquish rights to our technology or product candidates.
●	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

3.	Risks related to our intellectual property. These risks include:

●	If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
●	We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
●	We may be required to reduce the scope of our intellectual property due to third party intellectual property claims.
●	Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
●	If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
●	If we do not obtain patent term extension and data exclusivity for any therapeutic candidates we develop, our business may be materially harmed.

4.	Risks related to our dependence on third parties. These risks include:

●	Our patent protection and prosecution for some of our product candidates is dependent on third parties.
●	We rely on third-party manufacturers for the manufacture of our product candidates. This entails a complex process and manufacturers often encounter difficulties in production. If we, or any of our third-party manufacturers, encounter any loss of our master cell banks or if any of our third-party manufacturers otherwise fail to comply with their contractual obligations, the development or commercialization of our product candidates could be delayed or stopped.
●	Our existing partnerships are important to our business, and future partnerships may also be important to us. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.
●	We rely upon third-party contractors, and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
●	We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

5.	Risks related to our industry. These risks include:

●	Clinical trials are expensive and take years to conduct, and the outcome of such clinical trials is uncertain. Clinical trials may fail to prove our product candidates are safe and effective. This could lead to delays, downsizing or termination of clinical development plans for any our product candidates.

●	Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
●	Our industry is subject to competition for skilled personnel and the challenges we face to identify and retain key personnel could impair our ability to effectively conduct and grow our operations.
●	The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.
●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Our current and future relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.
●	Present and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
●	Even if we are able to commercialize any product candidates, our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.
●	Our business involves the controlled use of hazardous materials, and as such we are subject to environmental and occupational safety laws. Continued compliance with these laws may incur substantial costs and failure to maintain compliance could result in liability for damages that may exceed our resources.

Risks Related to Our Unique and Specific Business Operations as a Small Biotechnology Company

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We believe we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Specifically Related to Our Financial Position, Capital Requirements and Ownership of Our Common Stock” for more disclosure related to the risk of volatility in our stock price.

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

On March 11, 2020, the World Health Organization (WHO) declared the rapid spread of COVID-19 a global pandemic, and on March 19, 2020, the Governor of the State of California, where we are headquartered and where our principal place of business is located, implemented a mandatory stay at home order for residents working in non-critical businesses.

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

Although the COVID-19 pandemic has not materially affected our clinical development for the year ended December 31, 2021, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and are specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our and our partners’ ability to enroll and recruit patients in current and future clinical trials. Our success is dependent on our ability and the ability of our partners to advance our wholly-owned and partnered development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. Completion of our ongoing clinical and preclinical studies or commencement of new clinical trials could be impeded, delayed, limited or prevented by the effects of the COVID-19 pandemic and related restrictions including negative effects on the production, delivery or release of our product candidates to our clinical trial sites, as participation by our clinical trial investigators, patients or other critical staff, which to could delay data collection, analysis and other related activities, any of which could cause delay or denial of regulatory approval of our product candidates. The delay and impact on enrollment cannot be determined at this time and will depend on the length and severity of the COVID-19 pandemic. Continued delays on our clinical and preclinical studies or trials will increase our costs and expenses and seriously harm our operations and financial condition, which will adversely affect our business.

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

The COVID-19 pandemic could adversely affect our supply chain for our research, development, and clinical programs. We rely on third party vendors for research supplies, development activities including manufacturing of drug product for our clinical studies and testing of drug material. In the third quarter of 2020, several manufacturing vendors notified us of critical supply shortages which delayed the development timelines for our earlier stage development programs by three to six months. We currently do not expect these supply shortages to delay the timelines for our programs that are already in clinical studies. However, if this supply disruption continues or becomes more acute, it will extend the timelines for advancing our earlier stage programs further and could also delay the current timelines for advancing our existing clinical programs. If any other vendors in our supply chain of products or services are also severely affected from the COVID-19 pandemic, it will adversely affect our ability to continue our research and development activities and also continue our clinical trial activities.

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

We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2021, we generated net income of $82.6 million and as of December 31, 2021, we had an accumulated deficit of $283.1 million. We expect to incur losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition, and results of operations.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.

We have devoted substantially all of our financial resources and efforts to developing our proprietary XmAb technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are still in the early stages of developing our product candidates, and we have not completed development of any of our wholly-owned products. Our revenue to date has been primarily revenue from the license of our proprietary XmAb technology platform and drug candidates for the development of product candidates by others or revenue from our partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize and market, product candidates. We do not anticipate generating revenues from sales of our own products in the foreseeable future that will provide sufficient proceeds to fund our operations on an ongoing basis.

Our ability to generate future revenues from licensing our proprietary XmAb technologies and drug candidates depends heavily on our and our partners’ success in advancing drug candidates that they have licensed from us or developed using one of our technologies. Our partners face the same development, regulatory and market risk for advancing their drug candidates and their ability to successfully advance these partnered programs will affect potential milestones and royalties we could earn under our collaboration agreements. Further, our partners may decide not to pursue, or decide to deprioritize our programs due to changing priorities which could affect our future potential revenue from such arrangements.

Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies and trials in addition to those that we currently anticipate, or if there are any delays in our or our partners’ completion of clinical trials or delays in the development of any of our product candidates. Even if we or our partners are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations, which may not be available to us on favorable terms, if at all.

We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.

As of December 31, 2021, we had $664.1 million in cash, cash equivalents, marketable debt securities, and receivables. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific antibody and cytokine drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive, and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestones and royalty payments will be sufficient to fund our operations through the end of 2025. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of our current product candidates or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

Prior to our initial public offering (IPO), there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $58.345. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Based on information available to us as of December 31, 2021 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 70% of our voting stock.

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

Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year until 2023 by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2021, we had options to purchase 8,676,329 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors, and consultants, covering up to 13,122,238 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Our net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act of 2017 (TCJA), our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2021, is limited. It is uncertain if and to what extent various states will conform to the TCJA. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is also possible that we have in the past undergone, and in the future may undergo, ownership changes that could result in additional limitations on our net operating loss and tax credit carryforwards.

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

New federal and state income tax legislation may affect our current and future income tax liabilities

The TCJA changed the income tax treatment of research and development expenses which may result in additional federal and state tax liabilities. For tax years ended in December 31, 2022 and subsequent years, research and development costs must be capitalized and amortized over a period of years which could result in additional federal and state tax liabilities in 2022 and future years.

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

Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2021, we held over 1,300 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:

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

We currently rely, and may in the future rely, on certain intellectual property rights licensed from third parties to protect our technology and certain product candidates, and we may enter into additional license agreements in the future. As part of our discovery and development activities, we routinely evaluate in-licenses from academic and research institutions. We have sublicensed certain intellectual property rights related to our CD3 bispecific technology from a third party, and we have licensed certain intellectual property rights from a third party related to our tidutamab product candidate. We also license certain rights to the underlying cell lines for all our product candidates from third parties. Under these licenses, we have no right to control patent prosecution of the intellectual property or to enforce the patents, and as such the licensed rights may not be adequately maintained by the licensors. The termination of these or other licenses could also prevent us from commercializing product candidates covered by the licensed intellectual property.

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

Furthermore, changes in U.S. patent law under the America Invents Act allows for post-issuance challenges to U.S. patents, including ex parte reexaminations, inter parte reviews and post-grant review. There is significant uncertainty as to how the new laws will be applied and if our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the European Union, also have post grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.

Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued patents owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including plamotamab, tidutamab, vudalimab, XmAb104, XmAb841, and XmAb819 will putatively expire in 2033. We are additionally aware of several patents and pending applications directed to the use of IL-15 fused with Fc domains, and in some cases in combination with targeting domains, that might be relevant to XmAb306, with putative expirations ranging from 2025 to later than 2032. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. We believe there exists reasonable arguments of invalidity for the Merus patents and the IL-15 patents; however, we cannot assure that if challenged in litigation for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.

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

Our partnership and license agreements include those we have announced with Janssen, Genentech, Vir, Amgen, MorphoSys, Alexion and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:

1.	collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships. For example, in 2021, Novartis notified us of its decision to return the rights to vibecotamab to us under the terms of the Novartis Agreement, and in 2020, Amgen notified us of its decision to return the rights to AMG 424 to us under the terms of the Amgen Agreement;
2.	our Janssen Agreement provides for cost-sharing on development costs for the bispecific antibody candidate, plamotamab. Such an arrangement may require us to incur substantial costs in excess of our available resources;
3.	our Genentech Agreement requires that we fund 45% of worldwide development costs of XmAb306 and other IL-15 candidates. Such an arrangement may require us to incur substantial costs in excess of available resources;

4.	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
5.	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
6.	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
7.	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
8.	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
9.	while we have generally retained the right to maintain and defend our intellectual property under our agreements with collaborators, certain collaborators may not properly maintain or defend certain of our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information;
10.	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
11.	collaborators may learn about our technology and use this knowledge to compete with us in the future;
12.	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
13.	there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and
14.	the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.

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

We outsource manufacturing, certain functions, testing and services to CROs, medical institutions and collaborators, and we rely on third parties for quality assurance, clinical monitoring, clinical data management and regulatory expertise. We also have engaged, and may in the future engage, a CRO to run all aspects of a clinical trial on our behalf. There is no assurance that such individuals or organizations will be able to provide the functions, tests, biologic supply or services as agreed upon or in a quality fashion and we could suffer significant delays in the development of our products or processes.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may require us to comply with broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal civil False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business.

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

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed at universities or other life sciences companies, including our competitors or potential competitors. Although no claims against us are currently pending, we or our employees may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. A loss of key research personnel work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our products, technologies and programs, and the diseases our product or product candidates are designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend ourselves or the public's legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product or product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

In June 2021, the Company entered into an Agreement of Lease (the Halstead Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California, where the Company intends to move its corporate headquarters in the second half of 2022. The term of the Halstead Lease will become effective in two phases. The first phase commences on August 1, 2022 and encompasses 83,083 square feet while the second phase commences no later than September 30, 2026 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from the first phase commencement date, August 1, 2022.

In June 2021, the Company entered into an 18-month lease for a 7,020-square-foot office space in Monrovia, California. The lease began on August 1, 2021 and includes options to renew.

We believe that our existing facilities and planned new corporate headquarters are adequate to meet our current and future needs.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 16, 2022, the closing price for our common stock as reported on the Nasdaq Global Market was $32.58.

Holders of Record

As of February 16, 2022, we had 59,375,320 shares of common stock outstanding held by approximately 180 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison from December 30, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 30, 2016 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

Under the terms of the Stock Purchase Agreement, Johnson & Johnson Innovation, JJDC, Inc. (JJDC), purchased $25.0 million of newly issued unregistered shares of the Company’s common stock, priced at a 30-day volume-weighted average price of $33.4197 per share as of October 1, 2021. The Company issued 748,062 shares of common stock to JJDC on November 12, 2021. The issued shares are subject to customary resale restrictions pursuant to Rule 144 of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We are advancing a broad portfolio of clinical-stage XmAb® drug candidates from our proprietary Fc technology platforms. We also use our protein engineering capabilities to increase our understanding of protein structure and interactions and to design new Fc technologies and XmAb development candidates with improved properties. In addition to engineering protein-target interactions, our approach to protein design includes engineering Fc domains, the part of an antibody that interacts with multiple segments of the immune system and controls antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered Fc domains can be readily substituted for natural Fc domains.

Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our Fc technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three medicines have been developed with our Fc technologies. The medicines are marketed by our partners and, are generating royalty revenues for us, which partially offset our internal development costs.

Refer to Part I, Item 1, "XmAb Bispecific Technologies" and "Other XmAb Fc Technologies" in the description of our business included in this Annual Report on Form 10-K for a discussion of our core Fc technology platforms.

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business, including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the year ended December 31, 2021, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have ongoing restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, sotrovimab, an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients, and is made available by Vir and its partner GlaxoSmithKline Plc. Sotrovimab incorporates our Xtend Fc technology for longer duration of action. VIR-7832, a second antibody licensed to Vir, which also targets the SARS-CoV-2 virus, incorporates Xtend technology and other XmAb Fc technologies, and it is currently enrolling patients in a Phase 1b/2a study. We are eligible to receive a mid-single digit percentage royalty on the net sales of both sotrovimab and VIR-7832. Our partner Bristol-Myers Squibb (BMS) has also licensed our Xtend technology to improve the half-life of antibodies that target SARS-CoV-2 and is supporting a Phase 2 study for a combination of two half-life-extended antibodies. We are eligible to receive royalties on net sales of the BMS candidate.
●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected the amount of revenue we generate from such partnerships and collaborations for the year ended December 31, 2021. During the year, we received $204.9 million from our partnerships and collaborations including those with Vir, MorphoSys, Alexion, Janssen, and Viridian.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such as sotrovimab, Ultomiris®, and Monjuvi®, the ability of our partners to advance our partnered programs through regulatory approval, and the ability of our partners to advance our partnered programs into later stages of development, which would entitle us to potential milestone payments. If the COVID-19 pandemic adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of future revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients into multiple trials evaluating our drug candidates, and our partner Genentech is enrolling patients in the Phase 1 study of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more of our XmAb technologies. Although the pandemic has not materially affected the development of our clinical programs for the year ended December 31, 2021, some of our clinical programs temporarily experienced slower patient enrollment, and the initiations of new studies for certain programs have been delayed as a result of the COVID-19 pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.
●	Research, development, and administrative activities: We have implemented environmental, health and safety procedures for all employees and have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of December 31, 2021, these activities have continued without interruption from the pandemic.

Our development activities include initiating a Phase 1 study of XmAb819, our first 2+1 CD3 bispecific candidate that targets ENPP3, and conducting IND-enabling studies for XmAb808, our first tumor selective CD28 bispecific candidate that targets B7-H3, and XmAb662, our reduced-potency engineered IL12 cytokine candidate. Several other bispecific antibody and cytokine programs are in earlier stages of development. Certain manufacturing and supply companies have indicated supply chain issues and shortages of research and manufacturing supply materials. The development timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply shortages and delays continue for an extended period.

Advancements in Our Clinical Portfolio of XmAb Bispecific Antibodies and Cytokine Candidates

Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 or Phase 2 studies for seven wholly owned or co-development candidates to treat patients with many different types of cancer and autoimmune diseases, and an eighth, to be developed for patients with kidney cancer, is expected to enter clinical development in early 2022.

Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. At the ASH Annual Meeting in December 2021, we presented updated safety and anti-tumor activity data from the Phase 1 dose-escalation study of plamotamab in B-cell malignancies, including from patients with relapsed or refractory NHL. The results indicated that plamotamab monotherapy was generally well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients at the recommended intravenous Phase 2 dose. We are currently enrolling patients with non-Hodgkin lymphoma in the monotherapy dose expansion cohorts to further evaluate the safety and efficacy of plamotamab monotherapy at the Phase 2 recommended dose, and we plan to present data from these cohorts in the second half of 2022. Additionally, pharmacokinetic modeling supports subcutaneous administration, which we plan to incorporate into our ongoing Phase 1 monotherapy study.

In October 2021, we entered a global collaboration and license agreement with Janssen Biotech, Inc. (Janssen), to advance plamotamab and XmAb CD28 bispecific antibody combinations for the treatment of patients with B-cell malignancies, which expands our strategy to develop multiple highly active chemotherapy-free regimens across B-cell cancers. Janssen received worldwide exclusive development and commercial rights, and we will collaborate with Janssen on further clinical development of plamotamab, with us paying 20% of costs. Under the collaboration, we will develop B-cell targeted CD28 bispecific antibodies to selectively enhance T-cell cytotoxic activity in combination with plamotamab.

In 2022, we plan to initiate a potentially registration-enabling Phase 2 study to evaluate the chemotherapy-free triple combination of plamotamab, tafasitamab and lenalidomide in patients with relapsed or refractory DLBCL Plamotamab, which redirects T cells to tumors, and tafasitamab, a CD19-directed XmAb antibody, combine powerful and distinct immune pathways, and the study is designed to generate new clinical insights and accelerate development timelines for the program. MorphoSys AG and Incyte Corporation will provide tafasitamab for the studies.

Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with castration-resistant prostate cancer, as well as for patients with other types of solid tumors. In November 2021, we presented updated data from the Phase 1 study of vudalimab in patients with multiple types of advanced solid tumors at the SITC Annual Meeting. Data from the Phase 1 study indicate that vudalimab was generally well-tolerated in heavily pretreated patients with encouraging clinical activity.

We have initiated a Phase 2 study of vudalimab in patients with certain molecular subtypes of CRPC, as a monotherapy or in combination depending on the molecular subtype, as these patients represent a high unmet medical need. We plan to present initial data from the Phase 2 study in mCRPC in the second half of 2022.

We are initiating a second Phase 2 study for patients with advanced gynecologic and genitourinary malignancies, and the study will include a cohort to evaluate vudalimab in patients with clinically-defined high-risk mCRPC.

Tidutamab (SSTR2 x CD3): Tidutamab is a bispecific antibody that targets somatostatin receptor 2, (SSTR2), a target on many neuroendocrine-like tumor types, and CD3. Dose-escalation and expansion data from the Phase 1 study in patients with neuroendocrine tumors (NET) indicates that tidutamab was generally well tolerated at the recommended dose identified for the expansion portion of the study. Tidutamab induced sustained activation of cytotoxic T cells and engagement of the SSTR2 target and demonstrated an encouraging safety profile. We are enrolling patients in a Phase 2 clinical study for tidutamab in patients with Merkel cell carcinoma and small cell lung cancer, which are SSTR2-

expressing tumor types known to be responsive to immunotherapy.

XmAb306/RO7310729 (IL15/IL15Rα-Fc Cytokine): XmAb306 is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech. In November 2021, we announced encouraging early preliminary data from an ongoing Phase 1 study in patients with advanced solid tumors, while further dose escalation in both study arms continues.

We share in 45 percent of worldwide development and commercialization costs for XmAb306 and will receive a share of net profits or net losses from product sales at the same percentage rate. We retain the right to perform clinical studies with XmAb306, as well as with other collaboration programs developed in combination with other therapeutic agents, subject to certain restrictions and at our sole expense. Additional studies of XmAb306 in combination with other agents, such as NK- or T-cell recruiting therapies, are being planned.

XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned, monovalent, reduced-potency IL2-Fc fusion protein that we are developing for the treatment of patients with autoimmune diseases. XmAb564 is engineered to selectively activate and expand regulatory T cells (Tregs), with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In preclinical studies, XmAb564 was well-tolerated, promoted the selective and sustained expansion of Tregs and exhibited a favorable pharmacokinetic profile. In April 2021, the first subject was dosed in a randomized, double-blind, placebo-controlled, single-ascending dose (SAD) Phase 1 clinical study to evaluate the safety and tolerability of XmAb564, administered subcutaneously in healthy adult volunteers. In 2022, we plan to present tolerability, durability, and biomarker data from the Phase 1 SAD study, and we plan to initiate a multiple-ascending dose study in patients with autoimmune diseases.

Additional wholly owned XmAb bispecific antibody programs in Phase 1 clinical studies include XmAb841 (CTLA-4 x LAG-3) and XmAb104 (PD-1 x ICOS). We have completed the dose escalation portions of these studies and are enrolling patients with advanced solid tumors.

XmAb968 (CD38 x CD3): XmAb968 is a bispecific antibody that targets CD38 and CD3. We are supporting a Phase 1 investigator sponsored trial, which is evaluating XmAb968 in patients with T-cell acute lymphoblastic leukemia, T-cell lymphoblastic lymphoma and acute myeloid leukemia.

Vibecotamab is a bispecific antibody that targets CD123 and CD3. In August 2021, Novartis notified us it was terminating its rights with respect to the vibecotamab program, effective February 2022. We do not intend any further internal development of this program.

Advancements Expanding XmAb Bispecific Platforms

We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates. We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we recently introduced CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers CD3 bispecifics to address an expanded set of tumor antigens. Our lead XmAb 2+1 bispecific antibody candidate is XmAb819, a first-in-class ENPP3 x CD3 bispecific antibody. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low level expression on normal tissues. We are currently initiating a Phase 1 study to evaluate XmAb819 in patients with RCC.

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We are advancing wholly owned CD28 candidates including our lead candidate, XmAb808, a B7-H3 x CD28 bispecific antibody designed to be evaluated for the treatment of patients with a range of solid tumors, which is currently advancing in IND-enabling studies. We plan to submit an IND application for XmAb808 in the first half of 2022 and initiate a Phase 1 study in the second half of 2022.

Our CD28 platform is also the subject of two collaborations with Janssen. The first collaboration was announced in 2020 and involves our research efforts to create and characterize CD28 bispecific antibody candidates against a prostate tumor target specified by Janssen. In November 2021, we completed our research efforts under the collaboration. Janssen selected a CD28 bispecific for further development, and we received a $5.0 million milestone payment. The second Janssen collaboration was announced in October 2021 and includes conducting research activities with Janssen to create and characterize CD28 bispecific antibody candidates against B-cell targets during a two-year period, with Janssen having an exclusive worldwide license to develop selected molecules from the research activities and also selected molecules in combination with plamotamab and other agents, such as other CD3 bispecific antibodies.

In November 2021, we presented emerging preclinical data from early-stage programs that highlighted several of our platform technologies at the Annual Meeting of the Society for Immunotherapy of Cancer, with poster presentations with data from our IL-12-Fc cytokine program, PD-L1 x CD28 bispecific antibody program, TGFβR2 bispecific program, and bispecific NK cell engager platform.

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

The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. In April 2021, MorphoSys and Incyte announced the initiation of a Phase 3 study (inMIND) evaluating the addition of tafasitamab to lenalidomide and rituximab in patients with relapsed or refractory follicular lymphoma or marginal zone lymphoma. In May 2021, MorphoSys and Incyte announced the initiation of a pivotal Phase 3 study (frontMIND) evaluating tafasitamab and lenalidomide in addition to rituximab, cyclophosphamide, doxorubicin, vincristine and prednisone (R-CHOP) compared to R-CHOP alone as first-line treatment for high-intermediate and high-risk patients with untreated DLBCL. In 2021, we earned $12.5 million for the development milestone related to the inMind trial, and we recognized royalty revenue of $5.9 million on net sales of Monjuvi.

In March 2021, our two-year research collaboration with Genentech to discover new targeted IL-15 cytokine candidates concluded, and we may independently advance into development targeted IL-15 programs not previously nominated under the agreement. A targeted IL-15 program was identified as a development candidate under the Genentech Agreement in October 2020, and we were sharing in 45% of development costs for this candidate. In August 2021, Genentech and Xencor ceased development of the targeted IL-15 program due to observations in preclinical studies that suggested an undesirable clinical profile. No additional development of this candidate is planned by Genentech or us. Genentech and we are planning to study additional combination agents with XmAb306.

In October 2017, we entered into an agreement with INmune, pursuant to which we provided INmune with an exclusive license to our XPro1595 drug candidate. INmune is currently conducting or planning Phase 2 studies in patients with Alzheimer’s disease, mild cognitive impairment and treatment resistant depression. In connection with the license, we received shares of INmune common stock and an option to acquire up to 10% of the outstanding common stock of INmune for $10.0 million. In June 2021, we sold the option to INmune for $15.0 million in cash and $3.3 million in additional shares of INmune common stock. In September 2021, we exercised an option to acquire an additional 108,000 shares of INmune common stock for $0.8 million.

In November 2021, we entered into an agreement with Zenas BioPharma (Cayman) Limited (Zenas), to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. Zenas issued a warrant giving us the right to acquire additional Zenas equity, such that our total equity in Zenas would be 15% of its fully diluted capitalization following the closing of Zenas’ next round of equity financing, subject to certain requirements. We are eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercial milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography.

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

In November 2020, we entered an agreement with Janssen, focused on the discovery of XmAb bispecific antibodies against CD28, an immune co-stimulatory receptor on T cells, and an undisclosed prostate tumor target, for the potential treatment of patients with prostate cancer. Additionally, we have a right to access select, predefined agents from Janssen’s portfolio of clinical-stage drug candidates and commercialized medicines to evaluate potential combination therapies in prostate cancer with agents in our own pipeline, subject to some limitations. Janssen has the same right with our portfolio to evaluate potential combination therapies in prostate cancer, as well. The ability to study combinations of therapies from both companies’ prostate cancer portfolios leverages our broad clinical pipeline and Janssen's leading prostate cancer therapeutics portfolio. In 2021, we received a $5.0 million milestone payment related to our first agreement with Janssen, which selected an XmAb CD28 bispecific antibody candidate for further development.

Other XmAb bispecific antibodies being developed by our partners include Amgen's AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which is being evaluated in a Phase 1 study for patients with prostate cancer; Astellas’ ASP2138, a CLDN18.2 x CD3 bispecific antibody, which is entering Phase 1 development for patients with gastric/GEJ adenocarcinomas and pancreatic adenocarcinoma and an undisclosed bispecific antibody candidate being developed by Novartis, which is also in Phase 1 development.

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

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. In 2021, we earned $22.2 million in royalties from Alexion.

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

In March 2020, we entered a second agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies being investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. In December 2021, the EU granted a temporary authorization for sotrovimab, and several other countries have also provided temporary or conditional authorizations for its use. A second drug candidate, VIR-7832, is in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. In 2021, we earned estimated $52.2 million in royalties from Vir.

In May 2021, we entered into a technology license agreement with Bristol-Myers Squibb Company (BMS) under which BMS has access to Xtend Fc technology to extend the half-life of a novel antibody combination therapy that is intended to neutralize the SARS-CoV-2 virus for the treatment or prevention of COVID-19. Phase 2 and 3 studies are planned as part of the NIH ACTIV-2 trial examining treatment of infected outpatients. Under the terms of the agreement, BMS is solely responsible for the activities and costs related to research, development, regulatory, and commercial activities for their COVID-19 drug candidates, and we are eligible to receive royalties on net sales.

In December 2021, we entered into an agreement with Viridian Therapeutics, inc. (Viridian) for a non-exclusive license to certain antibody libraries developed by us. Under the agreement, Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. Viridian is responsible for all further development of the selected antibodies. We received an upfront payment of 394,737 shares of Viridian common stock valued at $7.5 million and are eligible to receive development, regulatory and sales milestones in addition to royalties on net sales of approved products under the agreement.

In connection with our June 2016 collaboration and license agreement with Novartis, we granted Novartis a non-exclusive license to certain non-bispecific Fc technologies to apply against up to ten targets. In 2021, Novartis exercised its right to incorporate our Xtend Fc domain into a drug candidate. In 2021, we earned $3.0 million in milestones for a development milestone related to an undisclosed XmAb antibody program that Novartis has advanced into Phase 1 clinical studies.

Strategic Collaborations

We enter into strategic collaborations where we can create synergies between our partners' strengths and assets and our own protein engineering capabilities, Fc technologies and XmAb drug candidates. Through these arrangements we seek to create new drug candidates, investigate novel combination therapies and potentially identify additional indications for our portfolio of XmAb drug candidates.

In February 2021, we announced an agreement with the University of California, Los Angeles (UCLA) to develop therapeutic antibodies, pairing novel targets proposed by scientists at UCLA and utilizing our XmAb Fc domains. UCLA’s Technology Development Group will work with faculty to propose potential antibody drug candidates, and for selected candidates, we will use a streamlined framework with predefined terms to enter sponsored research agreements and potential license agreements.

Refer to Part IV, Item 15, Note 10, "Collaboration and Licensing Agreements" of the notes to our financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Financial Operations Overview

Revenues

Our revenues to date have been generated primarily from our collaboration agreements, our product licensing agreements, and our technology licensing agreements. Revenue recognized from our collaboration and product licensing agreements includes non-refundable upfront payments, milestone payments and royalties on net sales of approved products while revenue from our technology licensing agreements includes upfront payments, option payments to obtain commercial licenses, milestone payments and royalties on net sales of approved products. Since our inception through December 31, 2021, we have generated $820.7 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.

Summary of Collaboration and Licensing Revenue by Partner

The following is a comparison of collaboration, product licensing, and technology licensing revenue for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended
	December 31,
	2021	2020
Aimmune	$—	$9.6
Alexion	22.2	26.2
Amgen	—	—
Astellas	—	3.5
Genentech	2.5	3.5
Gilead	—	13.5
Janssen	113.8	—
MorphoSys	18.4	39.0
Novartis	43.1	—
Omeros	—	5.0
Vir	52.7	0.3
Viridian	7.5	6.0
Zenas	14.9	16.1
Total	$275.1	$122.7

Research and Development Expenses

The following is a comparison of research and development expenses for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended
	December 31,
	2021	2020
External research and development expenses	$101.7	$94.2
Internal research and development expenses	66.6	54.7
Stock-based compensation	24.2	20.9
Total	$192.5	$169.8

Internal research and development expenses consist primarily of salaries, benefits, related personnel costs, supplies, and allocated overhead including facility costs. External research and development expenses include preclinical testing costs, clinical trial costs and fees paid to external service providers. External service providers include CROs and contract manufacturing organizations (CMOs) to conduct clinical trials, manufacturing and process development, IND-enabling toxicology testing and formulation of clinical drug supplies. We expense research and development expenses as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. We estimate contract manufacturing, preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with manufacturing, research institutions and clinical research organizations that manufacture and conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses incurred by them. We accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly. Our estimates of clinical trial expense have fluctuated on a period-to-period basis due to changes in the stage of the clinical trials and patient enrollment levels. We expect to experience a continuing pattern of fluctuations in clinical trial expenses as current clinical trials are completed and as we initiate additional and later stage clinical trials. To date, we have not experienced significant differences between our periodic estimates of clinical trial expense and the actual costs incurred. We expect changes in future clinical trial expenses to be driven by changes in service provider costs and changes in clinical stage and patient enrollment.

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

Our research and development operations are conducted such that design, management and evaluation of results of all of our research and development is performed internally, while the execution of certain phases of our research and development programs, such as toxicology studies in accordance with Good Laboratory Practices (GLP), and manufacturing in accordance with cGMP, is accomplished using CROs and CMOs. We account for research and development costs on a program-by-program basis except in the early stages of research and discovery, when costs are often devoted to identifying preclinical candidates and improving our discovery platform and technologies, which are not necessarily allocable to a specific development program. We assign costs for such activities to distinct projects for preclinical pipeline development and new technologies. We allocate research management, overhead, commonly used laboratory supplies and equipment, and facility costs based on the percentage of time of full-time research personnel efforts on each program.

The following is a comparison of research and development expenses for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended
	December 31,
	2021	2020
Product programs:
Obexelimab (XmAb5871)	$1.4	$2.9

Bispecific programs:
CD3 programs:
Vibecotamab*	8.3	12.4
Plamotamab*	33.7	33.8
Tidutamab	15.6	14.9
XmAb819 (ENPP3 x CD3)	16.7	7.4
Total CD3 programs	74.3	68.5

Tumor microenvironment (TME) activator programs:
Vudalimab (XmAb717)	26.2	26.4
XmAb104	15.7	13.3
XmAb841	12.5	10.6
Total TME activator programs	54.4	50.3

Cytokine programs:
XmAb306/RG6323 and a targeted IL-15 candidate*	15.3	12.0
XmAb564	13.2	15.4
Total cytokine programs	28.5	27.4

Subtotal bispecific programs	157.2	146.2

Other, research and early-stage programs	33.9	20.7

Total research and development expenses	$192.5	$169.8

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

Other Income, Net

For the year ended December 31, 2021, other income, net, consists primarily of realized and unrealized gain on equity securities during the year, while for the year ended December 31, 2020, other income, net, consists primarily of interest income from our investments during the year.

Critical Accounting Policies, Significant Judgments, and Estimates

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

Capitalized Intellectual Property Costs

We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes where the technology has alternative uses. The net capitalized patents, licenses, and other intangible assets as of December 31, 2021 and 2020 were $16.5 million and $16.0 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio creates the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, milestone payments and royalties made by our collaboration partners for licensing our technologies and product candidates.

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

On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $0.9 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. Such charges are reflected as general and administrative expenses.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing these costs, we estimate the time period over which services will be performed for which we have not been invoiced and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have concluded that there are no material uncertain tax positions and have not recorded an income tax expense or liability for uncertain tax positions as of December 31, 2021.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted into law, which beginning in 2018, made several changes to U.S. corporate income tax provisions including a reduction in the U.S. corporate rate from a maximum rate of 35% to 21% effective January 1, 2018. The TCJA also allowed net operating losses incurred after January 1, 2018 to be carried forward indefinitely.

The other material change in our tax provision from the TCJA is elimination of the U.S. corporate alternative minimum tax (AMT) system and allowance for a tax refund for AMT credit carryovers as of December 31, 2017, which do not expire. We received a tax refund of $0.8 million in each of 2020 and 2019 related to federal AMT credit carryovers.

We recorded net deferred tax assets of $93.6 million as of December 31, 2021, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2021, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $168.2 million; $63.9 million of such losses were incurred prior to December 31, 2017 and $104.3 million were incurred in the years ending on or after December 31, 2018. We also had available tax credit carryforwards of $34.0 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2021 of $161.6 million, and available state tax credit carryforwards of approximately $17.8 million, which can be carried forward to offset future taxable income, if any.

Our federal net operating loss carryforwards incurred prior to January 1, 2018 expire starting in 2026; state net operating loss carryforwards expire starting in 2035; and federal tax credit carryforwards begin to expire starting in 2020. Approximately $0.5 million of federal tax credits will expire if unused from 2021 through 2024.

No income tax expense or benefit was recorded for the year ended December 31, 2021 or 2020.

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

Results of Operations

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2021 and 2020. For a comparison of our results of operations and financial condition for the years ended December 31, 2020 and 2019. see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual report on Form 10-K, filed with the SEC on February 23, 2021.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in millions):

	Year ended
	December 31,
	2021	2020	Change
Revenues:
Research collaboration	$93.0	$4.5	$88.5
Milestone	21.0	50.2	(29.2)
Licensing	80.8	50.2	30.6
Royalties	80.3	17.8	62.5
Total revenues	275.1	122.7	152.4
Operating expenses:
Research and development	192.5	169.8	22.7
General and administrative	38.8	29.7	9.1
Total operating expenses	231.3	199.5	31.8
Other income, net	38.8	7.5	31.3
Net income (loss)	$82.6	$(69.3)	$151.9

Revenues

Increased research collaboration revenues in 2021 is primarily revenue recognized under our Janssen and Novartis agreements, while research collaboration revenues in 2020 is primarily revenue recognized under our Genentech agreement.

Milestone payments decreased by $29.2 million in 2021 over 2020 amounts primarily due to milestones received from Janssen and MorphoSys in 2021, compared to milestones received from Alexion and MorphoSys in 2020.

Licensing revenues in 2021 primarily consist of revenues recognized from Janssen, Viridian, and Zenas, and licensing revenues in 2020 primarily consist of revenues recognized from various technology and product license agreements entered throughout the year.

Increased royalty revenues for 2021 is primarily due to revenue recognized from our Alexion, MorphoSys, and Vir agreements over royalty amounts in 2020, which is primarily revenue recognized from our Alexion agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended
	December 31,
	2021	2020	Change
Product programs:
Obexelimab (XmAb5871)	$1.4	$2.9	$(1.5)

Bispecific programs:
CD3 programs:
Vibecotamab*	8.3	12.4	(4.1)
Plamotamab*	33.7	33.8	(0.1)
Tidutamab	15.6	14.9	0.7
XmAb819 (ENPP3 x CD3)	16.7	7.4	9.3
Total CD3 programs	74.3	68.5	5.8

Tumor microenvironment (TME) activator programs:
Vudalimab (XmAb717)	26.2	26.4	(0.2)
XmAb104	15.7	13.3	2.4
XmAb841	12.5	10.6	1.9
Total TME activator programs	54.4	50.3	4.1

Cytokine programs:
XmAb306/RG6323 and a targeted IL-15 candidate*	15.3	12.0	3.3
XmAb564	13.2	15.4	(2.2)
Total cytokine programs	28.5	27.4	1.1

Subtotal bispecific programs	157.2	146.2	11.0

Other, research and early-stage programs	33.9	20.7	13.2

Total research and development expenses	$192.5	$169.8	$22.7

*Includes net reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.

Research and development expenses increased by $22.7 million in 2021 over 2020 amounts as we continue to expand our pipeline of bispecific antibody and cytokine candidates. Increased research and development spending in 2021 was primarily driven by increased spending on our XmAb819 program and other early-stage programs including IND enabling studies for our B7-H3 x CD28 program and early development work on XmAb662, our IL-12 cytokine program, during the year.

General and Administrative Expenses

General and administrative expenses increased by $9.1 million in 2021 over 2020 amounts primarily due to increased general and administrative staffing, and additional spending on facilities and intellectual property costs including licensing fees.

Other Income, Net

Other income, net increased by $31.3 million in 2021 over 2020 amounts reflecting the gain realized from the sale of the INmune option, and the unrealized gain recognized from the change in accounting for our investments in equity securities in connection with our licensing transactions.

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

In 2021, we received a total of $204.9 million in upfront payments, milestones, and royalties in connection with licensing of our technologies and products.

At December 31, 2021, we had $664.1 million of cash, cash equivalents, marketable debt securities, and receivables compared to $610.2 million at December 31, 2020. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and royalty payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from product sales and do not expect to do so until we obtain regulatory approval and commercialize one or more of our product candidates. At the current stage of our clinical development programs, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that our operating expenses will continue to increase in connection with ongoing as well as additional planned clinical and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration and licensing opportunities.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestone and royalty payments will be sufficient to fund our operations through the end of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(16,853)	$(5,004)
Investing activities	(46,249)	100,192
Financing activities	43,038	18,044
Net increase (decrease) in cash and cash equivalents	$(20,064)	$113,232

Operating Activities

Net cash used by operating activities for the years ended December 31, 2021 and December 31, 2020 reflect the operating expenses incurred in each year offset by the upfront, milestone, and royalty payments received during the respective year.

Investing Activities

Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2021, we purchased $24.4 million of marketable securities, net of $485.2 million of proceeds from sales and maturities. In 2020, we redeemed $114.0 million of marketable securities, net of $643.7 million of purchase. We acquired $2.7 million and $3.2 million of intangible assets in the years ended December 31, 2021 and 2020, respectively. We purchased $11.8 million and $10.5 million of capital equipment for the years ended December 31, 2021 and 2020, respectively. We also purchased a $5.0 million convertible note for the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 consists primarily of proceeds from issuance of common stock in connection with our Janssen collaboration, stock option exercises, and proceeds from the sales of shares under our Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities during the year ended December 31, 2020 consists primarily of cash from stock option exercises and the sales of shares under the ESPP.

Contractual Obligations and Commitments

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

In February 2015, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to certain antibody technology including monoclonal antibodies which recognize human somatostatin receptor 2 (SSTR2). The variable domain of this antibody is incorporated in our tidutamab drug candidate. Under this license agreement, we may be required to make $3.8 million in additional contingent payments which include $0.8 million of clinical milestones and $3.0 million of regulatory milestones, in addition to royalties upon commercial sales of products of less than 1%. We made an upfront payment of $0.2 million in connection with this license and made a Phase 1 milestone payment of $0.1 million in 2018. We made a Phase 2 milestone payment of $0.2 million in 2021.

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

In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for each of our bispecific antibody and cytokine drug candidates: tidutamab, vudalimab, XmAb841, XmAb104, XmAb306, XmAb564 and XmAb819. The terms for each agreement are identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2019, we made a milestone payment of CHF 75,000 in connection with an IND submission, and in 2020, we recorded a milestone payment due of CHF 75,000 in connection with an IND submission. In 2021, we recorded a milestone payment due of CHF 170,000 upon an initiation of Phase 2.

In December 2012, we entered into a Cross-License Agreement with MedImmune, LLC (MedImmune) for a non-exclusive license to certain MedImmune patents related to half-life technology. Under the terms of the agreement, we made payments in connection with the use of our Xtend™ technology, including use by us in our development candidates and also for use by our licensees. Our obligations to make payments under this agreement expired in December 2021. We made milestone payments under this agreement of $375,000 and $1,275,000 for 2020 and 2021, respectively.

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

Xencor, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Xencor, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Xencor, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report, dated February 24, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue Recognition—Collaboration and Licensing Agreements

As discussed in Note 10 to the financial statements, the Company entered into collaboration and licensing agreements during the year ended December 31, 2021. These contracts contain multiple performance obligations. Management’s identification of the performance obligations requires significant judgment, including whether the performance obligations are distinct and capable of being distinct, which requires management to evaluate whether the customer can benefit from the good or service on its own, or together with other resources readily available to the customer. Management applies significant judgment in determining the revenue recognition for these collaboration and licensing contracts including the identification of and accounting for all performance obligations and the calculation of the stand-alone selling price (SSP) for each identified performance obligation. The Company’s estimate of SSP for each performance obligation within these customer contracts requires management to consider many factors, including external market data as well as an estimate of future profitability. For each performance obligation identified, the Company recognizes revenue upon transfer of control of promised intellectual property and technology licenses or upon delivery of research and development services to its collaboration and licensing partners in an amount that reflects the consideration the Company expects to receive in exchange for those licenses or services.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Los Angeles, California
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Xencor, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Xencor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and 2020, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, of the Company and our report, dated February 24, 2022, expressed an unqualified opinion.

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

/s/ RSM US LLP

Los Angeles, California
February 24, 2022

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$143,480	$163,544
Marketable debt securities	153,767	434,156
Marketable equity securities	36,860	5,303
Accounts receivable	66,384	11,443
Contract asset	—	12,500
Prepaid expenses and other current assets	23,877	10,726
Total current assets	424,368	637,672
Property and equipment, net	28,240	21,682
Patents, licenses, and other intangible assets, net	16,493	15,977
Marketable debt securities - long term	300,465	1,030
Marketable equity securities - long term	31,262	16,071
Notes receivable - long term	5,000	—
Right of use asset	31,730	10,600
Other assets	653	212
Total assets	$838,211	$703,244
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,001	$8,954
Accrued expenses	19,443	17,603
Lease liabilities	—	1,889
Deferred revenue	37,294	92,615
Total current liabilities	70,738	121,061
Lease liabilities, net of current portion	33,969	9,739
Total liabilities	104,707	130,800
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 59,355,558 issued and outstanding shares at December 31, 2021 and 57,873,444 issued and outstanding at December 31, 2020	595	580
Additional paid-in capital	1,017,523	937,525
Accumulated other comprehensive income	(1,510)	74
Accumulated deficit	(283,104)	(365,735)
Total stockholders’ equity	733,504	572,444
Total liabilities and stockholders’ equity	$838,211	$703,244

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Revenue
Collaborations, licenses, milestones, and royalties	$275,111	$122,694	$156,700
Operating expenses
Research and development	192,507	169,802	118,590
General and administrative	38,837	29,689	24,286
Total operating expenses	231,344	199,491	142,876
Income (loss) from operations	43,767	(76,797)	13,824
Other income (expense)
Interest income, net	849	7,264	13,619
Other income (expense), net	(1,274)	95	(256)
Gain on equity securities, net	39,289	105	—
Total other income, net	38,864	7,464	13,363

Income (loss) before income tax	82,631	(69,333)	27,187
Income tax expense	—	—	312
Net income (loss)	82,631	(69,333)	26,875
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable securities available-for-sale	(1,584)	(1,087)	2,132
Comprehensive income (loss)	$81,047	$(70,420)	$29,007

Net income (loss) per share attributable to common stockholders:
Basic	$1.42	$(1.21)	$0.48
Diluted	$1.37	$(1.21)	$0.46
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	58,379,641	57,212,737	56,531,439
Diluted	60,495,455	57,212,737	58,467,880

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	in-Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2018	56,279,542	$563	$845,366	$(971)	$(323,277)	$521,681
Issuance of common stock upon exercise of stock awards	543,887	5	9,264	—	—	9,269
Issuance of common stock under the Employee Stock Purchase Plan	67,561	1	1,392	—	—	1,393
Issuance of restricted stock units	11,311	—	—			—
Comprehensive income	—	—	—	2,132	26,875	29,007
Stock-based compensation	—	—	31,851	—	—	31,851
Balance, December 31, 2019	56,902,301	569	887,873	1,161	(296,402)	593,201
Issuance of common stock upon exercise of stock awards	858,470	9	16,608	—	—	16,617
Issuance of common stock under the Employee Stock Purchase Plan	50,318	1	1,426	—	—	1,427
Issuance of restricted stock units	62,355	1	(1)	—	—	—
Comprehensive loss	—	—	—	(1,087)	(69,333)	(70,420)
Stock-based compensation	—	—	31,619	—	—	31,619
Balance, December 31, 2020	57,873,444	580	937,525	74	(365,735)	572,444
Sale of common stock	748,062	7	28,913	—	—	28,920
Issuance of common stock upon exercise of stock awards	520,240	5	12,276	—	—	12,281
Issuance of common stock under the Employee Stock Purchase Plan	62,257	1	1,836	—	—	1,837
Issuance of restricted stock units	151,555	2	(2)	—	—	—
Comprehensive income	—	—	—	(1,584)	82,631	81,047
Stock-based compensation	—	—	36,975	—	—	36,975
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504

See accompanying notes to the financial statements.

Xencor, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$82,631	$(69,333)	$26,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,491	5,794	4,298
Amortization of premium (accretion of discount) on marketable securities	3,160	(272)	(4,321)
Stock-based compensation	36,975	31,619	31,851
Abandonment of capitalized intangible assets	934	535	221
Loss on disposal of assets	462	4	8
Gain on sale of marketable securities available-for-sale	—	(153)	—
Equity received in connection with license agreement	(22,379)	(26,660)	—
Equity received in connection with sale of financial assets	(3,300)	—	—
Cash redemption of equity received in connection with license agreement	—	5,390	—
Change in fair value of equity securities	(20,988)	(105)	—
Equity securities impairment	762	—	—

Changes in operating assets and liabilities:
Accounts receivable	(54,941)	10,131	(11,321)
Interest receivable from marketable debt securities	655	1,190	(387)
Prepaid expenses and other current assets	(13,151)	(4,170)	3,828
Income tax receivable	—	895	704
Contract asset and deposits	12,059	(12,401)	—
Accounts payable	5,047	(1,235)	6,392
Accrued expenses	1,840	8,608	(667)
Deferred rent	—	—	(1,513)
Lease liabilities and ROU assets	1,211	(325)	1,354
Deferred revenue	(55,321)	45,484	7,052
Net cash provided by (used in) operating activities	(16,853)	(5,004)	64,374
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	485,152	757,617	456,923
Proceeds from sale of property and equipment	19	1	—
Purchase of marketable securities	(509,597)	(643,658)	(496,855)
Purchase of intangible assets	(2,682)	(3,229)	(3,685)
Purchase of property and equipment	(13,299)	(10,539)	(7,353)
Purchase of convertible note	(5,000)	—	—
Exercise of stock options	(842)	—	—
Net cash provided by (used in) investing activities	(46,249)	100,192	(50,970)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	12,281	16,617	9,269
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,837	1,427	1,393
Proceeds from issuance of common stock	28,920	—	—
Net cash provided by financing activities	43,038	18,044	10,662
Net (decrease) increase in cash and cash equivalents	(20,064)	113,232	24,066
Cash and cash equivalents, beginning of year	163,544	50,312	26,246
Cash and cash equivalents, end of year	$143,480	$163,544	$50,312
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$14	$15	$11
Taxes	$—	$—	$400
Supplemental Schedule of Noncash Investing Activities
Net unrealized gain (loss) on marketable securities available-for-sale	$(1,584)	$(1,087)	$2,132

See accompanying notes to the financial statements.

1. Summary of Significant Accounting Policies

Description of Business

Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal bispecific antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We create our product candidates using our proprietary XmAb technology platforms, which focus on the portion of an antibody that interacts with multiple segments of the immune system, referred to as the Fc domain, which is constant and interchangeable among antibodies. Our engineered Fc domains, the XmAb technology, can increase antibody immune inhibition, improve cytotoxicity, extend half-life and most recently are used to create bispecific antibodies and cytokines.

Our operations are based in Monrovia, California and San Diego, California.

Basis of Presentation

The Company’s financial statements as of December 31, 2021, 2020, and 2019 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, evaluation of intangible assets, investments, leases and other assets for evidence of impairment, fair value measurements, and contingencies. Significant estimates in these financial statements include estimates made for royalty revenue, accrued research and development expenses, stock-based compensation expenses, intangible assets, incremental borrowing rate for right-of-use asset and lease liability, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.

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

Pronouncements not yet effective

There are accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective. The standards are not expected to have a material impact on our results of operations, financial conditions, or cash flows.

Revenue Recognition

We have, to date, earned revenue from research and development collaborations, which may include research and development services, licenses of our internally developed technologies, licenses of our internally developed drug candidates, or combinations of these.

The terms of our license, research and development, and collaboration agreements generally include non-refundable upfront payments, research funding, co-development payments and reimbursements, license fees, and milestone and other contingent payments to us for the achievement of defined collaboration objectives and certain clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products.

The terms of our licensing agreements include non-refundable upfront fees, annual licensing fees, and contractual payment obligations for the achievement of pre-defined preclinical, clinical, regulatory and sales-based events by our partners. The licensing agreements also include royalties on sales of any commercialized products by our partners.

We recognize revenue through the five-step process in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

Deferred Revenue

Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $37.3 million and $92.6 million at December 31, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable primarily consists of royalty and milestone revenues receivable from our license and collaboration agreements, as well as receivables arising from cost-sharing development activities. We did not record allowance for doubtful accounts at December 31, 2021 or 2020, as we expect to collect all receivables within the terms, which are generally between 30 and 60 days.

Research and Development Expenses

Research and development expenses include costs we incur for our own and for our collaborators’ research and development activities. Research and development costs are expensed as incurred. These costs consist primarily of salaries and benefits, including associated stock-based compensation, laboratory supplies, facility costs, and applicable overhead expenses of personnel directly involved in the research and development of new technology and products, as well as fees paid to other entities that conduct certain research and development activities on our behalf. We estimate preclinical study and clinical trial expenses based on the services performed pursuant to the contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on the actual time and expenses they incurred. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and activity according to the related agreement. We monitor patient enrollment levels and related activity to the extent reasonably possible and adjust estimates accordingly.

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

The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the years ended in December 31, 2021 and 2020, respectively. Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Accrued interest was $0.8 million and $1.4 million at December 31, 2021 and 2020, respectively. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis.

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

The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record at their initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Concentrations of Risk

Cash, cash equivalents, and marketable debt securities are financial instruments that potentially subject the Company to concentrations of risk. We invest our cash in corporate debt securities and U.S. sponsored agencies with strong credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.

Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2021 and 2020 approximated $143.2 million and $163.3 million, respectively.

We have payables with four service providers that represent 64% of our total payables and with one service provider that represented 49% of our total payables at December 31, 2021 and 2020, respectively. We rely on four critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2021 or 2020.

We have receivables with two service providers that represent 84% and 88% of our total receivables at December 31, 2021 and 2020, respectively. The receivables are related to royalty revenues from our licensing and collaboration agreements. No other customer accounted for more than 10% of total receivables at December 31, 2021 or 2020.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, and accrued expenses. Marketable debt securities and cash equivalents are carried at fair value. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The fair value of the other financial instruments closely approximate their fair value due to their short maturities.

The Company accounts for recurring and non-recurring fair value measurements in accordance with FASB ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosure about fair value measurements. The ASC 820 hierarchy ranks the quality of reliable inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2021
	Total
	Fair Value	Level 1	Level 2	Level 3

Money Market Funds in Cash and Cash Equivalents	$123,892	$123,892	$—	$—
Corporate Securities	144,418	—	144,418	—
Government Securities	309,814	—	309,814	—
	$578,124	$123,892	$454,232	$—

	December 31, 2020
	Total
	Fair Value	Level 1	Level 2	Level 3

Money Market Funds in Cash and Cash Equivalents	$158,937	$158,937	$—	$—
Corporate Securities	119,833	—	119,833	—
Government Securities	315,353	—	315,353	—
	$594,123	$158,937	$435,186	$—

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1 and Level 2.

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

Patents, Licenses, and Other Intangible Assets

The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from 1 to 18 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued, or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 3 to 27 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2021, 2020, and 2019, we abandoned previously capitalized patent and licensing related charges of $0.9 million, $0.5 million, and $0.2 million, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2021	2020
Patents, definite life	$13,231	$12,038
Patents, pending issuance	8,821	8,432
Licenses and other amortizable intangible assets	2,474	2,560
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	24,925	23,429
Accumulated amortization—patents	(6,800)	(5,791)
Accumulated amortization—licenses and other	(1,632)	(1,661)
Total intangible assets, net	$16,493	$15,977

Amortization expense for patents, licenses, and other intangible assets was $1.2 million, $1.1 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2021, and for which amortization has commenced, is as follows:

Year ended
December 31,
(in thousands)
2022	$1,073
2023	957
2024	770
2025	680
2026	586
Thereafter	3,207
Total	$7,273

The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2021, the Company has $8.8 million of intangible assets which are in-process and have not been placed in service, and accordingly amortization on these assets has not commenced.

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

We did not recognize a loss from impairment for the years ended December 31, 2021, 2020, or 2019.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2021 or 2020.

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

Stock-Based Compensation

We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options, restricted stock units (RSUs), and shares issued under our Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures when they occur. We recorded stock-based compensation and expense for stock-based awards to employees, directors, and consultants of approximately $37.0 million, $31.6 million, and $31.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Basic and diluted net income (loss) per common share is computed as follows:

Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities were included in the diluted net income per common share calculation for 2021 and 2019.

In 2020, we excluded all options and awards from the calculations because we reported net losses in the period, and the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$82,631	$(69,333)	$26,875
Denominator:
Weighted-average common shares outstanding	58,379,641	57,212,737	56,531,439
Basic net income (loss) per common share	$1.42	$(1.21)	$0.48

Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$82,631	$(69,333)	$26,875
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	58,379,641	57,212,737	56,531,439
Dilutive effect of employee stock options, RSUs, and ESPP	2,115,814	—	1,936,441
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	60,495,455	57,212,737	58,467,880
Diluted net income (loss) per common share	$1.37	$(1.21)	$0.46

For the year ended December 31, 2021, we excluded 1,196,268 shares of options and RSUs from the calculation of diluted net income per common share because the inclusion of such shares would have had an anti-dilutive effect. For the year ended December 31, 2020, all outstanding potentially dilutive securities were excluded from the calculation as the effect of including such securities would have been anti-dilutive. For the year ended December 31, 2019, we excluded 1,022,623 shares of options and RSUs from the calculation because the inclusion of such shares would have had an anti-dilutive effect.

Segment Reporting

The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.

2. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2021, 2020, and 2019, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2021.

3. Marketable Debt and Equity Securities

The Company’s marketable debt securities held as of December 31, 2021 and 2020 are summarized below:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$123,892	$—	$—	$123,892
Corporate Securities	144,584	—	(166)	144,418
Government Securities	311,148	1	(1,335)	309,814
	$579,624	$1	$(1,501)	$578,124

Reported as
Cash and cash equivalents				$123,892
Marketable securities				454,232
Total investments				$578,124

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$158,937	$—	$—	$158,937
Corporate Securities	119,782	57	(6)	119,833
Government Securities	315,319	37	(3)	315,353
	$594,038	$94	$(9)	$594,123

Reported as
Cash and cash equivalents				$158,937
Marketable securities				435,186
Total investments				$594,123

The maturities of the Company’s marketable debt securities as of December 31, 2021 are as follows:

	Amortized	Estimated
	Cost	Fair Value
(in thousands)
Mature in one year or less	$153,871	$153,767
Mature within two years	301,861	300,465
	$455,732	$454,232

The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$50,337	$(51)	$45,872	$(115)
Government Securities	39,909	(54)	254,593	(1,281)
	$90,246	$(105)	$300,465	$(1,396)

	December 31, 2020
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$15,843	$(6)	$—	$—
Government Securities	40,802	(3)	—	—
	$56,645	$(9)	$—	$—

The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.

The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). Equity securities with a readily determinable fair value and their fair values (in thousands) as of December 31, 2021 and 2020 are as follows:

	Fair Value	Fair Value
	December 31, 2021	December 31, 2020
Astria Common Stock	$3,449	$—
INmune Common Stock	19,233	—
Viridian Common Stock	14,178	5,303
	$36,860	$5,303

The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the year ended December 31, 2021, the Company recorded an impairment charge of $0.8 million related to the Astria preferred stock. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of December 31, 2021 and 2020 are as follows:

	Carrying Value	Carrying Value
	December 31, 2021	December 31, 2020
Astria Preferred Stock	$312	$—
Zenas Preferred Stock	30,950	16,071
	$31,262	$16,071

In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis) in connection with a licensing transaction. The Company recorded the Quellis equity as securities without a readily determinable fair value, and the investment was recorded at its original cost. In 2021, Quellis merged into Catabasis Pharmaceuticals, Inc. (Catabasis), and the Company received 259,206 shares of common stock and 3,928 shares of preferred stock in Catabasis in exchange for its Quellis equity. In June 2021, 3,581 shares of the Catabasis preferred stock were exchanged for 3,580,539 shares of Catabasis common stock. The total 3,839,745 shares of the Catabasis common stock have a readily determinable fair value. In August 2021, Catabasis effected a reverse stock split of its shares of common stock at a ratio of 1:6, and in September 2021, Catabasis changed its name to Astria Therapeutics, Inc. (Astria). The adjustment in the fair value of the Astria common stock has been recorded in unrealized gain (loss) on equity securities for the year ended December 31, 2021.

The Company records its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the original 3,928 shares of preferred stock at their initial cost of $12.1 million and to review the carrying value for impairment or other changes in carrying value at each reporting period. After the conversion of 3,581 shares of Astria preferred stock to common stock in June 2021, the Company owned 347 shares of preferred stock and continued to carry the shares at their original cost of $1.1 million. The Company subsequently recorded impairment charges of $0.8 million related to its investment in Astria’s preferred stock.

In 2017, the Company received 1,585,000 shares of common stock of INmune Bio, Inc. (INmune) and an option to acquire an additional 10% of INmune’s outstanding shares of common stock in connection with a licensing transaction. The Company also received an option to acquire 108,000 shares of INmune common stock in connection with a designee appointed by us serving on the board of directors of INmune. The Company initially recorded its equity interest, including its option to acquire additional equity in INmune, at cost pursuant to ASC 323, Investments – Equity Method and Joint Ventures. In June 2021, the Company entered into an Option Cancellation Agreement with INmune and received $15.0 million in proceeds and an additional 192,533 shares of INmune common stock in exchange for the option to acquire 10% of INmune. During the three-month period ended June 30, 2021, the Company determined that it should no longer account for its investment in INmune under the equity method. In September 2021, the Company exercised its option to purchase 108,000 shares of INmune common stock for $0.8 million and the Company recorded a gain of $0.9 million on the purchase. The 1,885,533 shares of INmune common stock have a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock was recorded in gain (loss) on equity securities for the year ended December 31, 2021.

In December 2020, the Company received 322,407 shares of common stock of Viridian Therapeutics, Inc. (Viridian) in connection with the Viridian Agreement (defined below). In December 2021, the Company received an additional 394,737 shares of common stock of Viridian in connection with the Second Viridian Agreement (defined below). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value and the adjustment in the fair value of the shares of Viridian common stock was recorded in gain (loss) on equity securities for the year ended at December 31, 2021.

In 2020, the Company received an equity interest in Zenas BioPharma Limited (Zenas), in connection with the Zenas Agreement (defined below). The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In 2021, the Company received a warrant to receive equity from Zenas in connection with the Second Zenas Agreement (defined below). During the year ended December 31, 2021, there have not been any impairment or observable price changes related to this investment.

Unrealized gains and losses recognized on equity securities (in thousands) during the year ended December 31, 2021 and 2020 consist of the following:

	Year Ended December 31,
	2021	2020

Net gains recognized on equity securities	$39,289	$105
Less: net gains recognized on equity securities redeemed	18,301	801
Unrealized gain (losses) recognized on equity securities	$20,988	$(696)

4. Sale of Additional Common Stock

Under the terms of the Stock Purchase Agreement (defined below), Johnson & Johnson Innovation, JJDC, Inc. (JJDC), purchased $25.0 million of newly issued unregistered shares of the Company’s common stock, priced at a 30-day volume-weighted average price of $33.4197 per share as of October 1, 2021. The Company issued 748,062 shares of common stock to JJDC on November 12, 2021. The issued shares are subject to customary resale restrictions pursuant to Rule 144 of the Securities Act of 1933.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020

	(in thousands)
Computers, software and equipment	$41,955	$31,229
Furniture and fixtures	539	527
Leasehold and tenant improvements	8,574	6,957
Total gross carrying amount	51,068	38,713
Less accumulated depreciation and amortization	(22,828)	(17,031)
Total property and equipment, net	$28,240	$21,682

Depreciation expense related to property and equipment in 2021, 2020, and 2019 was $6.3 million, $4.7 million, and $3.4 million, respectively.

6. Income Taxes

Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. There was no provision for taxes for the years ended December 31, 2021 and December 31, 2020. The provision for income taxes for the year ended December 31, 2019 was $0.3 million, which represents the current state alternative minimum tax for the year.

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Federal statutory income tax	$17,352	$(14,559)	$5,709
State and local income taxes	783	(4,659)	2,549
Research and development credit	(10,492)	(9,669)	(6,747)
Stock-based compensation	2,424	529	1,927
State credit	—	—	1,725
Other	95	56	(301)
Change in state rate	2,599	—	—
Net change in valuation allowance	(12,761)	28,302	(4,550)
Income tax provision	$—	$—	$312

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2021 and 2020 is presented below (in thousands):

	December 31,
	2021	2020
Deferred income tax assets
Net operating loss carryforwards	$46,629	$56,182
Research credits	48,128	38,047
Unrealized loss on securities	327	195
Capitalized lease assets	489	288
Accrued compensation	9,207	8,464
Deferred revenue	—	11,925
Gross deferred income tax assets	104,780	115,101
Valuation allowance	(93,580)	(105,995)
Net deferred income tax assets	11,200	9,106
Deferred income tax liabilities
Patent costs	(3,416)	(4,219)
Equity investment	(3,508)	(4,497)
Licensing costs	(151)	(194)
Capitalized legal costs	(13)	(21)
Depreciation	(288)	(151)
Unrealized gain on securities	(3,824)	(24)
Gross deferred income tax liabilities	(11,200)	(9,106)
Net deferred income tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. One of the changes was elimination of the AMT tax system for corporations and allowance of an income tax refund for AMT tax credit carryforwards as of December 31, 2017. We have received an income tax refund of $0.8 million and $0.8 million for each year ended December 31, 2020 and 2019 for U.S. AMT credit carryforwards. We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2021 and 2020. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2021, the valuation allowance decreased by $12.4 million. The Company’s tax years starting in 2017 through 2020 remain open to potential examination by the U.S. and state taxing authorities due to carryforwards of net operating losses.

As of December 31, 2021, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $168.2 million and $161.6 million, respectively, and available tax credit carryforwards of approximately $34.0 million for federal income tax purposes and $17.8 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards consist of $63.9 million of losses incurred prior to January 1, 2018, which are subject to carryforward limitations and $104.3 million of losses incurred after January 1, 2018, which may be carried forward indefinitely.

Our federal net operating loss carryforwards expire starting in 2026, state net operating loss carryforwards expire starting in 2035, and federal tax credit carryforwards began to expire in 2019. A total of $0.5 million in federal tax credits will expire over the next four years if not utilized. Utilization of our net operating loss and tax credit carryforwards are subject to a substantial annual limitation under Section 382 of the Code due to the fact that we have experienced ownership changes. As a result of these changes, certain of our net operating loss and tax credit carryforwards may expire before we can use them.

7. Stock-Based Compensation

Our Board of Directors and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, our Board of Directors approved the 2013 Equity Incentive Plan (the 2013 Plan), and in November 2013, our stockholders approved the 2013 Plan. The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. The 2013 Plan became effective as of December 2, 2013, the date of the pricing of the Company’s initial public offering. As of December 2, 2013, we suspended the 2010 Plan, and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation, or other means without the issuance of such shares will be added to the 2013 Plan reserve.

As of December 31, 2021, the total number of shares of common stock available for issuance under the 2013 Plan was 13,122,238. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. On January 1, 2021, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,314,937 shares, which is included in the number of shares available for issuance above. As of December 31, 2021, a total of 12,400,073 options have been granted under the 2013 Plan.

As of December 31, 2021, the Company has awarded 1,124,487 RSUs to certain employees pursuant to the 2013 Plan. Vesting of these awards will be annually over equal installments, either a two or three-year vesting period, and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.

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

We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. On January 1, 2014, the total number of shares of common stock available for issuance under the ESPP was automatically increased by 313,545 shares, which is included in the number of shares reserved for issuance above. Pursuant to approval by our board, there were no increases in the number of authorized shares in the ESPP in years from 2015 to 2021. As of December 31, 2021, we have issued a total of 529,852 shares of common stock under the ESPP.

Total employee, director and non-employee stock-based compensation expense recognized was as follows:

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
General and administrative	$12,813	$10,769	$8,854
Research and development	24,162	20,850	22,997
	$36,975	$31,619	$31,851

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Stock options	$27,909	$26,045	$30,502
ESPP	992	804	687
RSUs	8,074	4,770	662
	$36,975	$31,619	$31,851

Information with respect to stock options outstanding is as follows:

	December 31,
	2021	2020	2019
Exercisable options	5,576,430	4,668,179	3,950,965
Weighted average exercise price per share of exercisable options	$24.15	$21.75	$17.79
Weighted average grant date fair value per share of options granted during the year	$21.65	$16.96	$20.74
Options available for future grants	3,597,371	3,346,092	3,975,160
Weighted average remaining contractual life	6.65	7.00	7.32

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price	Term	Intrinsic Value
	Shares	(Per Share)(1)	(in years)	(in thousands)(2)
Balances at December 31, 2019	7,174,319	24.03	7.32	$79,116
Options granted	1,679,324	33.08
Options forfeited	(243,384)	32.93
Options exercised(3)	(858,470)	19.36
Balances at December 31, 2020	7,751,789	26.23	7.00	$134,941
Options granted	1,827,234	41.22
Options forfeited	(382,454)	36.15
Options exercised(3)	(520,240)	23.61
Balances at December 31, 2021	8,676,329	$29.11	6.65	$100,057
As of December 31, 2021
Options vested and expected to vest	8,676,329	$29.11	6.65	$100,057
Exercisable	5,576,430	$24.15	5.53	$89,287
(1)	The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2021 and 2020.
(3)	The total intrinsic value of stock options exercised was $9.2 million, $16.3 million, and $11.5 million for the years ended December 31, 2021, 2020 and 2019 respectively.

The stock options outstanding and exercisable by exercise price at December 31, 2021 are as follows:

Stock Options Outstanding				Stock Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of		Contractual	Average		Average
Exercise	Number of	Term	Exercise Price	Number of	Exercise Price
Prices	Shares	(in years)	Per Share	Shares	Per Share
$4.25 – $10.28	151,488	1.68	$4.29	151,488	$4.29
$10.52 – $15.78	1,508,709	3.33	$13.15	1,507,724	$13.15
$15.91 – $23.87	1,777,216	5.52	$22.77	1,756,016	$22.76
$23.96 – $35.94	2,312,270	7.91	$32.08	1,168,530	$31.65
$35.99 – $53.99	2,926,646	8.31	$40.12	992,672	$37.52
	8,676,329	6.65	$29.11	5,576,430	$24.15

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

The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2021, 2020 and 2019:

Options
	2021	2020	2019
Common stock fair value per share	$30.65 - 49.47	$20.69 - 45.91	$29.96 - 44.19
Expected volatility	53.91% - 56.82%	52.93% - 58.95%	60.67% - 61.33%
Risk-free interest rate	0.47% - 1.33%	0.29% - 1.71%	1.37% - 2.60%
Expected dividend yield	—	—	—
Expected term (in years)	6.00 - 7.65	5.23 - 7.65	5.23 - 6.59

ESPP
	2021	2020	2019
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	46.08% - 66.37%	50.77% - 66.37%	50.77% - 71.37%
Risk-free interest rate	0.04% - 1.65%	0.09% - 1.65%	1.47% - 2.70%
Expected dividend yield	—	—	—

The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2021, 2020, and 2019 was determined using a blended volatility by examining the historical volatility for industry peer companies and the volatility of our stock from the effective date that our shares were publicly traded on a national stock exchange.

We determined the average expected life of stock options based on the anticipated time period between the measurement date and the exercise date by examining the option holders’ past exercise patterns.

The risk-free interest rate assumption is based on the U.S. Treasury instruments, for which the term was consistent with the expected term of our stock options.

The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid dividends and did not have any dividend payout at December 31, 2021.

The following table summarizes RSU activity for the years ended December 31, 2021:

		Weighted-
		Average
		Grant Date
	Number of	Fair Value
	Shares	(Per Unit)
Unvested at December 31, 2019	90,006	$34.66
Granted	348,288	32.51
Vested	(62,355)	32.61
Forfeited	(17,114)	32.33
Unvested at December 31, 2020	358,825	$33.04
Granted	670,700	39.11
Vested	(151,555)	32.76
Forfeited	(51,822)	36.68
Unvested at December 31, 2021	826,148	$37.79

As of December 31, 2021 and 2020, the unamortized compensation expense related to unvested stock options was $54.5 million and $48.9 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.62 years. At December 31, 2021 and 2020, the unamortized compensation expense was $2.3 million and $0.9 million respectively under our ESPP. The remaining unamortized expense will be recognized over the next 1.94 years. At December 31, 2021 and 2020, the unamortized compensation expense related to unvested restricted stock units was $24.8 million and $8.5 million, respectively. The remaining unamortized compensation expense will be recognized over the next 1.95 years.

8. Leases

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

In June 2021, the Company entered into an Agreement of Lease (the Halstead Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California, where the Company intends to move its corporate headquarters in the second half of 2022. The term of the Halstead Lease will become effective in two phases. The first phase commences on July 1, 2022 and encompasses 83,083 square feet while the second phase commences no later than September 30, 2026 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from the first phase commencement date. The Company received delivery of the first phase premises on July 1, 2021 and is scheduled to complete construction of office, laboratory, and related improvements in the second half of 2022. The Halstead Lease provides the Company with improvement allowances of up to $17,032,015 and $3,252,000 in connection with the Phase 1 and Phase 2 building improvements, respectively. The initial base monthly rent is $386,335.95, or $4.65 per square foot, and includes increases of three percent annually. The Company will also be responsible for its proportionate share of operating expenses, tax expense, and utility costs.

In July 2021, the Halstead Lease was amended to clarify the start date of the new lease as August 1, 2022 and to amend other provisions of the Halstead Lease to reflect the new start date of the lease. For the year ended December 31, 2021, ROU assets obtained in exchange for new operating lease liabilities are $29.7 million.

In June 2021, the Company entered into an 18-month lease for a 7,020-square-foot office space in Monrovia, California. The lease began on August 1, 2021, and the initial base monthly rent is $15,000.00. The Company received delivery of the premises on July 19, 2021. For the year ended December 31, 2021, ROU assets obtained in exchange for new operating lease liabilities are $0.3 million.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2021 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
2022	$2,097
2023	5,566
2024	5,713
2025	5,817
2026	5,279
Thereafter	52,117
Total undiscounted lease payments	76,589
Less: Tenant allowance	(17,032)
Less: Imputed interest	(25,588)
Present value of lease payments	$33,969

Lease liabilities - long-term	$33,969

The following table summarizes lease costs, cash, and other disclosures for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended
	December 31,
	2021	2020	2019

Operating lease cost	$4,342	$2,503	$2,596
Variable lease cost	58	150	80
Total lease costs	$4,400	$2,653	$2,676
Cash paid for amounts included in
the measurement of lease liabilities	$2,773	$2,233	$1,929
Weighted-average remaining lease term
—operating leases (in years)	12.3	7.4	5.5
Weighted-average discount rate
—operating leases	5.8%	5.5%	5.5%

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

These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and we did not record a liability as of December 31, 2021 and 2020.

10. Collaboration and Licensing Agreements

Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2021, 2020, and 2019. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.

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

No revenue was recognized for the year ended December 31, 2021; the Company recognized $9.6 million of revenue related to the agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2021 or 2020 related to this agreement.

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

The Company is eligible to receive contractual milestones for certain commercial achievements, and the Company is also entitled to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates, or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

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

In 2021, the Company recorded royalty revenue of $22.2 million on net sales.

The total revenue recognized under this arrangement was $22.2 million, $26.2 million, and $13.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there is a receivable of $10.8 million, and there is no deferred revenue related to this agreement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. The Company also agreed to apply its bispecific technology to five previously identified Amgen provided targets (each a Discovery Program). Amgen has advanced one of the discovery programs into clinical development. The Company is eligible to receive up to $255.0 million in future development, regulatory and sales milestones in total for the program and is eligible to receive royalties on any global net sales of products.

In the third quarter of 2019, a $5.0 million milestone was recognized in connection with a development milestone for a Discovery Program.

During the year ended December 31, 2019, the Company recognized $5.0 million in revenue under this arrangement. No revenue was recognized for the year ended December 31, 2021, or 2020. As of December 31, 2021, there was no deferred revenue related to the arrangement.

Astellas Pharma Inc.

Effective March 29, 2019, the Company entered into a Research and License Agreement (Astellas Agreement) with Astellas Pharma Inc. (Astellas) pursuant to which the Company and Astellas conducted a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.

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

Astellas has advanced an antibody that was delivered into development, and we received a milestone related to the candidate in 2020. The Company recognized the $13.6 million of revenue in 2019 and recognized $2.5 million related to the milestone in 2020. The $1.4 million allocated to the research activities was recognized as the research services were completed.

No revenue was recognized for the year ended December 31, 2021. We recognized $3.5 million and $14.0 million of revenue under this arrangement for the years ended December 31, 2020 and 2019, respectively. There is no deferred revenue as of December 31, 2021.

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

In January 2021, Quellis merged into Catabasis, and the Company received common stock and preferred stock of Catabasis in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended March 31, 2021. In June 2021, a portion of the Company’s preferred stock in Catabasis was converted to common stock, which was recorded at its fair value as of June 30, 2021. The remaining Catabasis preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period. In August 2021, Catabasis effected a reverse stock split of its shares of common stock at a ratio of 1:6, and in September 2021, Catabasis changed its name to Astria. The Company recorded an impairment charge of $0.8 million for its investment in Astria preferred stock for the year ended December 31, 2021.

The Company recognized unrealized gain of $4.5 million related to its equity interest in Astria for the year ended December 31, 2021. There is no deferred revenue as of December 31, 2021 related to this agreement.

Bristol-Myers Squibb Company

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

BMS initiated a Phase 2 study with a licensed antibody to treat patients with COVID-19 in the third quarter of 2021. No revenue was recognized for the year ended December 31, 2021. There is no deferred revenue as of December 31, 2021 related to this agreement.

Genentech, Inc., and F. Hoffmann-La Roche Ltd.

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306, the Company’s IL-15/IL15Rα-Fc candidate.

Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306 and other Collaboration Products, including any new IL-15 programs identified during the joint research collaboration. Genentech and Xencor will jointly collaborate on worldwide development of XmAb306 and potentially other Collaboration Products. The two-year research term expired in March 2021.

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

The Company identified the following performance obligations under the Genentech Agreement: (i) the license of XmAb306 and (ii) research services during a two-year period, which expired in March 2021, to identify additional IL-15 candidates, each a separate research program and a separate performance obligation. The Company determined that the license and each of the potential research programs are separate performance obligations because they were capable of being distinct in the context of the Genentech Agreement. The license to XmAb306 has standalone functionality as Genentech has exclusive worldwide rights to the program, including the right to sublicense to third parties. Upon the transfer of the license of XmAb306, Genentech could develop and commercialize XmAb306 without further assistance from the Company. The Company determined that the research services for a potential additional IL-15 candidate and research program were separate standalone performance obligations. The Genentech Agreement provided an outline of an integrated research plan for the programs to be conducted by the two companies, and the research activities were separate and distinct from the license to XmAb306. In October 2020, an additional program was declared a Collaboration Program under the Agreement, and the Company completed its performance obligation for that specific research program as the program and licensed rights were transferred to Genentech.

The Company determined the standalone selling price of the license to be $114.4 million using the adjusted market assessment approach considering similar collaboration and license agreements and transactions. The standalone selling price for the research activities to be performed during the research term was determined to be $8.5 million using the expected cost approach which was derived from the Company’s experience and information from providing similar research activities to other parties.

The Company determined that the transaction price of the Genentech Agreement at inception was $120.0 million consisting of the upfront payment, and allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $111.7 million allocated to the license to XmAb306, $4.1 million allocated to the additional program and $4.2 million allocated to the research services.

The Company recognized the $111.7 million allocated to the license when it satisfied its performance obligation and transferred the license to Genentech in March 2019, and the $8.3 million allocated to the research activities was recognized over a period of time through the end of the research term or the time that a program is delivered to Genentech. The research term expired in the first half of 2021, and the balance in deferred revenue related to the Genentech Agreement was recognized as the Company is no longer required to render services. A total of $2.5 million, $3.5 million, and $2.2 million of revenue related to the research activities was recognized for the years ended December 31, 2021, 2020, and 2019, respectively.

For the years ended December 31, 2021, 2020, and 2019, we recognized $2.5 million, $3.5 million, and $113.9 million of income, respectively from the Genentech Agreement. As of December 31, 2021, there is a $2.2 million payable related to cost-sharing development activities during the fourth quarter of 2021. There is no deferred revenue as of December 31, 2021.

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

No revenue was recognized for the year ended December 31, 2021. The Company recognized $13.5 million of revenue related to the Gilead Agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2021 related to this agreement.

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

For the year ended December 31, 2021, the Company recorded $15.1 million of unrealized gain and $18.3 million of realized gain related to its investment in INmune. No revenue was recognized for the year ended December 31, 2021, 2020, or 2019.

At the inception of the INmune Agreement in 2017, INmune was a related party as a result of the Company's significant influence with respect to its investment in INmune, as determined under ASC 323. The Company did not have any amounts due to or from INmune at December 31, 2021 or 2020. At June 30, 2021, the Company determined that it no longer has a significant influence in INmune and that INmune is no longer a related party.

Janssen Biotech, Inc.

Janssen Agreement

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

In November 2021, the Company completed its performance obligations under the research activities and delivered CD28 bispecific antibodies to Janssen. In December 2021, Janssen selected a bispecific CD28 candidate for further development, and we received a milestone of $5.0 million. For the year ended December 31, 2021 the Company recognized as revenue the $50.0 million transaction price in connection with the completion of the research activities and the $5.0 million milestone for selection of an antibody candidate by Janssen.

Second Janssen Agreement

On October 1, 2021, the Company entered into a second Collaboration and License Agreement (the Second Janssen Agreement) with Janssen pursuant to which the Company granted Janssen an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 development candidate, and pursuant to which Xencor and Janssen will conduct research and development activities to discover novel CD28 bispecific antibodies. The parties will conduct joint research activities for up to a two-year period to discover XmAb bispecific antibodies against CD28 and undisclosed B cell tumor-targets with Janssen receiving exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such discovered antibodies (CD28 Licensed Antibodies). The Agreement became effective on November 5, 2021.

Pursuant to the Second Janssen Agreement, the Company received an upfront payment of $100.0 million and is eligible to receive up to $1,187.5 million in milestones which include $289.4 million in development milestones, $378.1 million in regulatory milestones and $520.0 million in sales milestones. Under the terms of the Stock Purchase Agreement, Johnson & Johnson Innovation, JJDC, Inc. (JJDC), agreed to purchase $25.0 million of newly issued unregistered shares of the Company’s common stock, priced at a 30-day volume-weighted average price of $33.4197 per share as of October 1, 2021. The Company issued JJDC 748,062 shares of its common stock which had a fair market value of $28.9 million when the shares were transferred.

The Company will collaborate with Janssen on further clinical development of plamotamab with Janssen and share development costs with Janssen paying 80% and the Company paying 20% of certain development costs.

The Company is generally responsible for conducting research activities under the Second Janssen Agreement, and Janssen is generally responsible for all development, manufacturing, and commercialization activities for CD28 Licensed Antibodies that are advanced.

Under the Second Janssen Agreement, the Company granted Janssen an exclusive worldwide right to its plamotamab program and the Company will conduct research activities and apply its CD28 bispecific Fc technology to antibodies targeting B-cells. Upon completion of the research activities Janssen will have options to advance up to four identified candidates for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. Janssen will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.

The Company evaluated the Second Janssen Agreement under the provisions of ASC 606. We have determined that Janssen is a customer for purposes of the delivery of specific performance obligations under the Second Janssen Agreement and applied the provisions of ASC 606 to the transaction.

The Company identified the following performance obligations under the Second Janssen Agreement:

(i)	the license to the plamotamab program, and
(ii)	research services during a two-year period to create up to four CD28 bispecific candidates targeting B-cell antigens.

The Company determined that the license and the research services are separate performance obligations because they are capable of being distinct and are distinct in the context of the Second Janssen Agreement. The license to plamotamab has standalone functionality as Janssen has exclusive worldwide rights to the program, including the right to sublicense to third parties. Janssen has significant experience and capabilities in developing and commercializing drug candidates similar to plamotamab, and Janssen is capable of performing these activities without the Company’s involvement. Upon the transfer of the license of plamotamab and the related data and materials, Janssen could develop and commercialize plamotamab without further assistance from the Company. The Company determined that the research services for potential CD28 candidates was a separate standalone performance obligation. The Second Janssen Agreement provides an outline of an integrated research plan for the programs to be conducted by the two companies, and the research activities are separate and distinct from the license to plamotamab.

The Company determined the standalone selling price of the license to be $58.5 million using the adjusted market assessment approach considering similar collaboration and license agreements and transactions. The standalone selling price for the research services to be performed during the research term was determined to be $37.6 million using the market approach which was derived from the Company’s experience and information from providing similar research services.

The Company determined that the transaction price of the Second Janssen Agreement at inception was $96.1 million consisting of the $100.0 million upfront payment reduced by the $3.9 million discount on the proceeds received from the sale of Company common stock to Janssen. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.

The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $58.5 million allocated to the license to the plamotamab program and $37.6 allocated to the research services.

The Company recognized the $58.5 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in November 2021. The license was transferred upon the effective date of the Second Janssen Agreement and when the Company subsequently transferred certain data related to the program to Janssen. The $37.6 million allocated to the research services is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. A total of $0.3 million of revenue related to the research services was recognized in the year ended December 31, 2021.

The Company recognized $113.8 million of revenue related to the two Janssen agreements for the year ended December 31, 2021. No revenue was recognized under this arrangement for the year ended December 31, 2020. There is $37.3 million in deferred revenue as of December 31, 2021 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Second Janssen Agreement.

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

The Company recognized a total of $12.5 million of milestone revenue related to clinical studies and $5.9 million of royalty revenue on net sales of Monjuvi for the year ended December 31, 2021. The Company recognized a total of $37.5 million of milestone revenue related to regulatory submission and approval of Monjuvi in the U.S, and royalties of $1.5 million on net sales of Monjuvi for the year ended December 31, 2020. There was no revenue recognized under this arrangement for the year ended December 31, 2019. As of December 31, 2021, the Company has no deferred revenue related to this agreement and has recorded a receivable of $1.9 million for royalties due.

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

In August 2021, Novartis notified the Company it was terminating its rights with respect to the vibecotamab program, which will be effective in February 2022. Under the Novartis Agreement, Novartis is responsible for its share of vibecotamab development costs through August 2022.

We completed delivery of two Global Discovery Programs under the Agreement. In December 2019, Novartis dosed a patient in a Phase 1 study with an undisclosed bispecific antibody that is a Global Discovery Program, and we received a $10.0 million milestone payment. Novartis will assume full responsibility for development and commercialization of this Global Discovery Program.

Under ASC 606, revenue is recognized at the time that the Company’s performance obligation for each Global Discovery is completed upon delivery of each discovery program to Novartis. The Company delivered two discovery programs to Novartis and recognized $40.1 million of revenue in the period that each program was delivered. In the third quarter of 2019, we received a $10.0 million milestone related to development activity for a Global Discovery Program, and we recognized $10.0 million of revenue. The Company’s obligations to provide research services under the Agreement for additional Global Discovery Programs expired in 2021, and we recognized $40.1 million of research revenue from deferred revenue.

In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology. Novartis will assume full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate. During the year-ended December 31, 2021, Novartis advanced the Fc candidate into development and initiated clinical studies and the Company recognized $3.0 million of revenue related to the milestones.

During the year ended December 31, 2021 and 2019, the Company recognized $43.1 million and $10.0 million of revenue, respectively. No revenue was recognized during the year ended December 31, 2020. There is a receivable of $0.6 million as of December 31, 2021 related to the arrangement, and there is no deferred revenue as of December 31, 2021 related to the arrangement.

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

The Company recognized $5.0 million of revenue related to the Omeros Agreement for the year ended December 31, 2020. There was no revenue recognized for the year ended December 31, 2021. There is no deferred revenue as of December 31, 2021 related to this agreement.

Vir Biotechnology, Inc.

In 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the Vir Agreement, the Company received a total of $1.5 million in upfront and milestone payments and is eligible to receive additional milestones of $154.5 million which include $4.5 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low-single digits.

Vir initiated a Phase 1 study with a licensed antibody in 2019, and in the second quarter of 2020, it initiated a Phase 1 study with a second licensed antibody.

In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibody, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. In May 2021, the FDA granted emergency use authorization (EUA) to Vir’s COVID-19 antibody, sotrovimab (VIR-7831), for the treatment of mild-to-moderate COVID-19 in high-risk adult and pediatric patients. In December 2021, the European Union, and several other countries authorized sotrovimab for the treatment of mild-to-moderate COVID-19 in high-risk adult and pediatric patients. Vir and its marketing partner, GSK, began recording sales for sotrovimab beginning in June 2021. In 2021, we recognized royalty revenue of $52.2 million related to this agreement.

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

The Company recognized $52.7 million, $0.3 million, and $0.8 million of revenues related to the agreement for the years ended December 31, 2021, 2020, and 2019, respectively. There is no deferred revenue as of December 31, 2021 related to this agreement. As of December 31, 2021, the Company has recorded a receivable of $45.0 million for royalties due related to this agreement.

Viridian Therapeutics, Inc.

In December 2020, we entered into a Technology License Agreement (Viridian Agreement) with Viridian Therapeutics, Inc. (Viridian), in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. We received an upfront payment of 322,407 shares of Viridian common stock valued at $6.0 million and are eligible to receive up to $55.0 million in milestones, which include $10.0 million in development milestones, $20.0 million in regulatory milestones and $25.0 million in sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

The Company evaluated the Viridian Agreement under the revenue recognition standard ASC 606 and identified the following performance obligation that it deemed to be distinct at the inception of the contract:

●	non-exclusive license to its Xtend Fc technologies

The Company considered the license as functional intellectual property as Viridian has the right to use the technology at the time that the Company transfers such rights.

The total transaction price is $6.0 million, which includes the upfront payment of 322,407 Viridian shares at their fair value at the date of the Agreement. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Viridian Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price, and the Company will review this conclusion and update at each reporting period.

The Company allocated $6.0 million of the transaction price to the licenses to the Xtend Fc technology and recognized income for the licenses at inception of the arrangement when Viridian began benefiting access to it.

In December 2021, we entered into a second Technology License Agreement (Second Viridian Agreement) with Viridian for a non-exclusive license to certain antibody libraries developed by us. Under the Second Viridian Agreement, Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. Viridian is responsible for all further development of the selected antibodies. We received an upfront payment of 394,737 shares of Viridian common stock valued at $7.5 million and are eligible to receive up to $24.75 million in milestones, which include $1.75 million in development milestones, $3.0 million in regulatory milestones and $20.0 million in sales milestones in addition to royalties on net sales of approved products under the Second Viridian Agreement.

The Company evaluated the Second Viridian Agreement under the revenue recognition standard ASC 606 and identified the following performance obligation that it deemed to be distinct at the inception of the contract:

●	non-exclusive license to certain antibody libraries created by the Company

The Company considered the license as functional intellectual property as Viridian has the right to use the materials and license at the time that the Company transfers such rights.

The total transaction price is $7.5 million, which includes the upfront payment of 394,737 Viridian shares at their fair value at the date of the Agreement. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Viridian Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price, and the Company will review this conclusion and update at each reporting period.

The Company allocated $7.5 million of the transaction price to the licenses to the antibody libraries and recognized income for the licenses at inception of the arrangement when Viridian received the materials and began accessing them.

The Company recognized $7.5 million and $6.0 million of revenue related to the Viridian Agreement for the year ended December 31, 2021 and 2020, respectively. There is no deferred revenue as of December 31, 2021 related to this agreement.

Zenas BioPharma Limited

In November 2020, the Company entered into a License Agreement (Zenas Agreement) with Zenas BioPharma Limited (Zenas) pursuant to which the Company granted Zenas exclusive worldwide rights to develop and commercialize to three preclinical-stage Fc-engineered drug candidates: XmAb6755, Xpro9523, and XmAb10171. Under the Zenas Agreement, Zenas will be responsible for all further development and commercialization activities for XmAb6755, Xpro9523, and XmAb10171. The Company received a 15% equity interest in Zenas with a fair value of $16.1 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

Under the Zenas Agreement, Zenas received exclusive worldwide rights to manufacture, develop and commercialize XmAb6755, Xpro9523, and XmAb10171. Zenas also received the rights to all data, information, and research materials related to the three preclinical stage programs.

The Company evaluated the Zenas Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	exclusive license to the XmAb6755, Xpro9523, and XmAb10171 drug candidates; and
●	rights to material, data, and information that the Company had accumulated in connection with conducting preclinical activities for each of the three programs and intellectual property filings and information.

The Company considered the licenses as functional intellectual property as Zenas has the right to use each of XmAb6755, Xpro9523 and XmAb10171 at the time that the Company transfers such rights. The rights to the preclinical programs’ data are not considered to be separate from the license to programs as Zenas cannot benefit from the license without the supporting data and documentation.

The total transaction price is $16.1 million, which includes the upfront payment of 15% of the equity of Zenas at its fair value at the date of the Zenas Agreement. The Zenas Agreement includes variable consideration for potential future royalties that were contingent on future success factors for the licensed programs. The Company used the “most likely amount” method to determine the variable consideration. None of the royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The Company determined the transaction price at inception of the Zenas Agreement and allocated it to the performance obligation, delivery of the XmAb6755, Xpro9523, and XmAb10171 licenses.

The Company completed delivery of its performance obligations in December 2020. The licenses to XmAb6755, Xpro9523, and XmAb10171 were transferred to Zenas at inception of the Zenas Agreement, and the related research data and documentation was transferred to Zenas in December 2020.

In November 2021, the Company entered into a second License Agreement (Second Zenas Agreement) with Zenas, in which we licensed the exclusive worldwide rights to develop and commercialize the Company’s obexelimab (XmAb5871) drug candidate. Under the Second Zenas Agreement, Zenas will be responsible for all further development and commercialization activities for obexelimab. The Company received a warrant to acquire additional equity in Zenas with a fair value of $14.9 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range. We are also eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercialization milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography. Zenas will have sole responsibility for advancing the research, development, regulatory and commercial activities of obexelimab worldwide.

The Company evaluated the Second Zenas Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:

●	exclusive license to the obexelimab drug candidate; and
●	rights to material, data, and information that the Company had accumulated in connection with conducting clinical activities for the program and intellectual property filings and information.

The Company considered the license as functional intellectual property as Zenas has the right to use obexelimab at the time that the Company transfers such rights. The rights to the obexelimab program data are not considered to be separate from the license to program as Zenas cannot benefit from the license without the supporting data and documentation.

The total transaction price is $14.9 million, which includes the upfront payment of a warrant to acquire up to 15% of the equity of Zenas in connection with a future financing at its fair value at the date of the Second Zenas Agreement. The Second Zenas Agreement includes variable consideration for potential future royalties that were contingent on future success factors for the licensed programs. The Company used the “most likely amount” method to determine the variable consideration. None of the royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The Company determined the transaction price at inception of the Second Zenas Agreement and allocated it to the performance obligation, delivery of the obexelimab license.

The Company completed delivery of its performance obligations in December 2021. The licenses to obexelimab were transferred to Zenas at inception of the Second Zenas Agreement, and the related research data and documentation was transferred to Zenas in December 2021.

The Company recognized $14.9 million and $16.1 million of revenue related to the two Zenas Agreements for the years ended December 31, 2021 and 2020, respectively. There is no deferred revenue as of December 31, 2021 related to this agreement.

Revenue Earned

The $275.1 million, $122.7 million, and $156.7 million of revenue recorded for the years ended December 31, 2021, 2020, and 2019, respectively, were earned principally from the following licensees (in millions):

	Year Ended
	December 31,
	2021	2020	2019
Aimmune	$—	$9.6	$—
Alexion	22.2	26.2	13.0
Amgen	—	—	5.0
Astellas	—	3.5	14.0
Genentech	2.5	3.5	113.9
Gilead	—	13.5	—
Janssen	113.8	—	—
MorphoSys	18.4	39.0	—
Novartis	43.1	—	10.0
Omeros	—	5.0	—
Vir	52.7	0.3	0.8
Viridian	7.5	6.0	—
Zenas	14.9	16.1	—
Total	$275.1	$122.7	$156.7

The table below summarizes the disaggregation of revenue recorded for the years ended December 31, 2021, 2020, and 2019 (in millions):

	Year Ended
	December 31,
	2021	2020	2019
Research collaboration	$93.0	$4.5	$16.3
Milestone	21.0	50.2	23.2
Licensing	80.8	50.2	112.2
Royalties	80.3	17.8	5.0
Total	$275.1	$122.7	$156.7

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligation as of December 31, 2021 is conducting research activities pursuant to research plans under the Second Janssen Agreement. As of December 31, 2021 and 2020, we have deferred revenue of $37.3 million and $92.6 million, respectively. The Company completed its performance obligations for research activities pursuant to the Astellas Agreement in the second quarter of 2020. The Company’s obligation to perform research services for Genentech and to deliver additional Global Discovery Programs under the Novartis Agreement ended upon expiration of the respective research terms for each agreement in the second quarter of 2021. All of the deferred revenue was classified as short term as of December 31, 2021 and 2020, respectively, as the Company’s obligations to perform research services are due on demand when requested by Novartis, Genentech, and Janssen under the respective Agreements.

11. 401(k) Plan

We have a 401(k) plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Effective January 1, 2018, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 5% of participating employees’ contribution, for a maximum of 3.5% employer contribution. Effective March 31, 2020, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 6% of participating employees’ contribution, for a maximum of 4.0% of employer contribution. Participants are immediately vested in their employee contributions; employer contributions are vested over a three-year period with one-third for each year of a participating employee’s service. Employer contributions made for the years ended December 31, 2021, 2020, and 2019 were $1.1 million, $0.8 million, and $0.6 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation in Internal Control over Financial Reporting

RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2021 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included in Item 8 of this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at https://www.xencor.com under the Corporate Governance section of our Investor Relations page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

The other information required by this item and not set forth below will be set forth in our 2021 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

10.11	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

10.12

Amendment to Lease dated January 27, 2015 by and between the Company and BF Monrovia, LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the SEC on February 20, 2015).

10.13†

Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2015).

10.14*	Severance Agreement, dated May 26, 2016 by and between the Company and Bassil Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.15*	Severance Agreement, dated May 26, 2016 by and between the Company and John Kuch (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.16*	Severance Agreement, dated May 26, 2016 by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.17†

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

10.19

Office Lease, dated June 21, 2017, by and among the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on June 26, 2017).

10.20

Second Amendment to Lease, dated July 5, 2017, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 10, 2017).

10.21†

Collaboration and License Agreement, dated February 4, 2019, by and between the Company and Genentech, Inc. and F. Hoffman-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 9, 2019).

10.22*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 5, 2019).

10.23*	Employment Agreement dated August 5, 2019 by and between the Company and Celia Eckert (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.24*

Employment Agreement dated November 13, 2019 by and between the Company and Dr. Allen Yang, M.D., Ph.D. (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.25

Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 5, 2020).

10.26*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.27

Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.28

First Amendment to the Research and License Agreement, dated November 22, 2019, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.29

Second Amendment to the License Agreement, dated January 8, 2020, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.30

Third Amendment to the License Agreement, dated July 13, 2020, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.31

Fifth Amendment to Lease, dated October 31, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.32

Collaboration and License Agreement, dated December 4, 2020, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.33

First Amendment to the Collaboration and License Agreement, dated March 10, 2021, by and between the Company and Genentech, Inc. and F. Hoffmann-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on May 5, 2021).

10.34*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2021).

10.35

Second Amendment to the Collaboration and License Agreement, dated June 30, 2021, by and between the Company and Genentech, Inc., and F. Hoffmann-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.36

Agreement of Lease, dated April 30, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.37

First Amendment to Lease, dated July 13, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.38*	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.39†	Collaboration and License Agreement, dated October 1, 2021, by and between the Company and Janssen Biotech, Inc.

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Schema Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Xencor, Inc.

Date: February 24, 2022	By:	/s/ Bassil I. Dahiyat, Ph.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 24, 2022
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 24, 2022
Kurt Gustafson

/s/ YUJIRO S. HATA	Director	February 24, 2022
Yujiro S. Hata

/s/ KEVIN C. GORMAN, Ph.D.	Director	February 24, 2022
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 24, 2022
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 24, 2022
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 24, 2022
Dagmar Rosa-Bjorkeson