Form 10-Q
period 2022-03-31
Xencor Inc
filed 2022-05-05
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2022
Common stock, par value $0.01 per share	59,542,935

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2022

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

The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and this Quarterly Report on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION

ITEM 1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$78,267	$143,480
Marketable debt securities	278,058	153,767
Marketable equity securities	33,430	36,860
Accounts receivable	88,204	66,384
Contract asset	5,000	—
Prepaid expenses	23,011	23,877
Total current assets	505,970	424,368
Property and equipment, net	28,411	28,240
Patents, licenses, and other intangible assets, net	16,712	16,493
Marketable debt securities - long term	239,035	300,465
Marketable equity securities - long term	31,262	31,262
Notes receivable - long term	5,000	5,000
Right of use (ROU) asset	30,919	31,730
Other assets	613	653
Total assets	$857,922	$838,211
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,905	$14,001
Accrued expenses	12,612	19,443
Lease liabilities	936	—
Deferred revenue	35,488	37,294
Total current liabilities	60,941	70,738
Lease liabilities, net of current portion	33,958	33,969
Total liabilities	94,899	104,707
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2022 and December 31, 2021; 59,529,192 issued and outstanding at March 31, 2022 and 59,355,558 issued and outstanding at December 31, 2021	596	595
Additional paid-in capital	1,029,058	1,017,523
Accumulated other comprehensive loss	(7,121)	(1,510)
Accumulated deficit	(259,510)	(283,104)
Total stockholders’ equity	763,023	733,504
Total liabilities and stockholders’ equity	$857,922	$838,211

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenue
Collaborations, milestones, and royalties	$85,495	$33,965
Operating expenses
Research and development	47,756	41,411
General and administrative	11,273	8,226
Total operating expenses	59,029	49,637
Income (loss) from operations	26,466	(15,672)
Other income (expenses)
Interest income, net	653	215
Other expense, net	(96)	(11)
(Loss) gain on equity securities, net	(3,429)	12,981
Total other income (expense), net	(2,872)	13,185
Net income (loss)	23,594	(2,487)

Other comprehensive income (loss)
Net unrealized (loss) gain on marketable debt securities	(5,611)	23
Comprehensive income (loss)	$17,983	$(2,464)

Basic net income (loss) per common share	$0.40	$(0.04)
Diluted net income (loss) per common share	$0.39	$(0.04)

Basic weighted average common shares outstanding	59,407,829	57,997,313
Diluted weighted average common shares outstanding	61,078,494	57,997,313

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504
Issuance of common stock upon exercise of stock awards	36,500	—	731	—	—	731
Issuance of restricted stock units	137,134	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	(5,611)	23,594	17,983
Stock-based compensation	—	—	10,805	—	—	10,805
Balance, March 31, 2022 (unaudited)	59,529,192	$596	$1,029,058	$(7,121)	$(259,510)	$763,023

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	$572,444
Issuance of common stock upon exercise of stock awards	230,701	2	5,337	—	—	5,339
Issuance of restricted stock units	117,808	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	23	(2,487)	(2,464)
Stock-based compensation	—	—	8,293	—	—	8,293
Balance, March 31, 2021 (unaudited)	58,221,953	$583	$951,154	$97	$(368,222)	$583,612

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$23,594	$(2,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,178	1,638
Amortization of premium on marketable securities	543	865
Stock-based compensation	10,805	8,293
Abandonment of capitalized intangible assets	311	193
Change in fair value of equity securities	3,429	(12,980)
Loss on disposal of assets	117	—
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(26,820)	(1,082)
Interest receivable from marketable debt securities	(251)	311
Prepaid expenses and other assets	906	(3,500)
Accounts payable	(2,096)	(1,291)
Accrued expenses	(6,831)	(5,090)
Lease liabilities and ROU assets	1,736	(42)
Deferred revenue	(1,806)	(14,794)
Net cash provided by (used in) operating activities	5,815	(29,966)
Cash flows from investing activities
Purchase of marketable securities	(88,764)	(84,139)
Purchase of intangible assets	(906)	(72)
Purchase of property and equipment	(2,089)	(1,951)
Proceeds from maturities and sale of marketable securities	20,000	124,210
Net cash (used in) provided by investing activities	(71,759)	38,048
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	731	5,339
Net cash provided by financing activities	731	5,339
Net (decrease) increase in cash and cash equivalents	(65,213)	13,421
Cash and cash equivalents, beginning of period	143,480	163,544
Cash and cash equivalents, end of period	$78,267	$176,965

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4	$4
Supplemental disclosures of non-cash investing activities
Unrealized (loss) gain on marketable securities	$(5,611)	$23

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

March 31, 2022

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

The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2022.

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three months ended March 31, 2022 and 2021.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets during the three months ended March 31, 2022 and 2021.

Marketable Debt and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three months ended March 31, 2022 and 2021. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three months ended March 31, 2022, the Company recorded an unrealized loss of $5.6 million in its portfolio of marketable debt securities. The unrealized loss is due to the changing interest rate environment and is not due to changes in the credit quality of the underlying securities. The unrealized loss is recorded in other comprehensive income (loss) for the three months ended March 31, 2022.

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

The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no impairment charge recorded for the three months ended March 31, 2022 and 2021, in connection with equity securities without a readily determinable fair value.

Recent Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s 2021 Annual Report on Form 10-K. The Company has reviewed all recently issued accounting pronouncements and does not believe they will have a material impact on our results of operations, financial conditions, or cash flows.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2021 Annual Report on Form 10-K.

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

Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgments to be made by the reporting entity – e.g., determining an appropriate discount factor for illiquidity associated with a given security.

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2022
	(unaudited)			December 31, 2021
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Money Market Funds	$20,742	$20,742	$—	$123,892	$123,892	$—
Corporate Securities	167,984	—	167,984	144,418	—	144,418
Government Securities	349,109	—	349,109	309,814	—	309,814
	$537,835	$20,742	$517,093	$578,124	$123,892	$454,232

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1 and Level 2.

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

Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$23,594	$(2,487)
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	59,407,829	57,997,313
Effect of dilutive securities	1,670,665	—
Weighted-average common shares outstanding used in computing diluted net income (loss)	61,078,494	57,997,313
Basic net income (loss) per common share	$0.40	$(0.04)
Diluted net income (loss) per common share	$0.39	$(0.04)

For the three months ended March 31, 2022, we excluded 2,556,779 shares of stock issuable pursuant to outstanding options and RSUs from the calculation, because the inclusion of such shares would have had an anti-dilutive effect. For the three months ended March 31, 2021, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as the effect of including such securities would have been anti-dilutive.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2022 and 2021.

5. Marketable Debt and Equity Securities

The Company’s marketable debt securities held as of March 31, 2022 and December 31, 2021 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2022	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$20,742	$—	$—	$20,742
Corporate Securities	169,159	—	(1,175)	167,984
Government Securities	355,045	—	(5,936)	349,109
	$544,946	$—	$(7,111)	$537,835

Reported as
Cash and cash equivalents				$20,742
Marketable securities				517,093
Total investments				$537,835

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$123,892	$—	$—	$123,892
Corporate Securities	144,584	—	(166)	144,418
Government Securities	311,148	1	(1,335)	309,814
	$579,624	$1	$(1,501)	$578,124

Reported as
Cash and cash equivalents				$123,892
Marketable securities				454,232
Total investments				$578,124

The maturities of the Company’s marketable debt securities as of March 31, 2022 are as follows:

	Amortized	Estimated
March 31, 2022	Cost	Fair Value
(in thousands)
Mature in one year or less	$279,863	$278,058
Mature within two years	244,341	239,035
	$524,204	$517,093

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2022 and December 31, 2021 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
March 31, 2022	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$82,738	$(554)	$32,184	$(621)
Government Securities	141,865	(1,250)	206,851	(4,686)
	$224,603	$(1,804)	$239,035	$(5,307)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2021	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$50,337	$(51)	$45,872	$(115)
Government Securities	39,909	(54)	254,593	(1,281)
	$90,246	$(105)	$300,465	$(1,396)

The unrealized losses from the available-for-sale securities are primarily due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.

The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For the three months ended March 31, 2022, a loss of $3.4 million was recorded in loss on equity securities under other income (expense) related to these securities. Equity securities with a readily determinable fair value and their fair values (in thousands) as of March 31, 2022 and December 31, 2021 are as follows:

	Fair Value	Fair Value
	March 31, 2022	December 31, 2021
Astria Common Stock	$4,294	$3,449
INmune Common Stock	15,876	19,233
Viridian Common Stock	13,260	14,178
	$33,430	$36,860

The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of March 31, 2022 and December 31, 2021 are as follows:

	Carrying Value	Carrying Value
	March 31, 2022	December 31, 2021
Astria Preferred Stock	$312	$312
Zenas Preferred Stock	30,950	30,950
	$31,262	$31,262

In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis) in connection with a licensing transaction. In 2021, Quellis merged into Astria Therapeutics, Inc. (Astria) (formerly Catabasis Pharmaceuticals, Inc.), and the Company received common and preferred stock in Astria in exchange for its Quellis equity. The shares of Astria common stock have a readily determinable fair value. The adjustment in the fair value of the Astria common stock has been recorded in unrealized gain (loss) on equity securities for the three months ended March 31, 2022.

The Company records its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the shares of preferred stock at their initial cost and to review the carrying value for impairment or other changes in carrying value at each reporting period. During the three months ended March 31, 2022, the Company did not record an impairment charge related to its investment in Astria’s preferred stock.

The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded in gain (loss) on equity securities for the three months ended March 31, 2022.

The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded in gain (loss) on equity securities for the three months ended March 31, 2022.

The Company currently holds an equity interest in Zenas BioPharma Limited (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas and a warrant to acquire additional equity in Zenas in a subsequent financing. The Company also holds a convertible promissory note from Zenas. The Company elected the measurement alternative to carry the Zenas equity and the warrant at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three months ended March 31, 2022, there has not been any impairment or observable price changes related to this investment.

Unrealized (loss) gain recognized on equity securities during the three months ended March 31, 2022 and 2021 consist of the following:

	Three Months Ended
	March 31,
	2022	2021
Net (loss) gain recognized on equity securities	$(3,429)	$12,981
Less: net gain recognized on sale of equity securities	—	(1)
Unrealized (loss) gain recognized on equity securities	$(3,429)	$12,980

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

As of March 31, 2022, the total number of shares of common stock available for issuance under the 2013 Plan is 15,322,826. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,374,222 shares on January 1, 2022. As of March 31, 2022, a total of 14,068,696 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. We have reserved a total of 581,286 shares of common stock for issuance under the ESPP. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the ESPP was increased by 1%, which is 593,555 shares, on January 1, 2022. As of March 31, 2022, we have issued a total of 529,852 shares of common stock under the ESPP.

During the three months ended March 31, 2022, the Company awarded 734,989 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of March 31, 2022, a total of 1,859,476 RSUs have been granted under the 2013 Plan.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
General and administrative	$3,674	$2,737
Research and development	7,131	5,556
	$10,805	$8,293

	Three Months Ended
	March 31,
	2022	2021
Stock options	$6,833	$6,530
ESPP	301	248
RSUs	3,671	1,515
	$10,805	$8,293

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2021	8,676,329	$29.11	6.65	$100,057
Options granted	1,668,623	$30.22
Options forfeited	(67,331)	$38.01
Options exercised	(36,500)	$20.03
Balance at March 31, 2022	10,241,121	$29.26	6.91	$30,626
Exercisable	6,080,310	$25.51	5.46	$30,602

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $26.68 per share as of March 31, 2022.

The weighted-average fair value of options granted during the three-month periods ended March 31, 2022 and 2021 were $15.85 and $22.83 per share, respectively. There were 1,321,917 options granted during the three-month period ended March 31, 2021. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2022 and 2021:

	Options
	Three Months Ended
	March 31,
	2022	2021
Expected term (years)	6.4	6.2
Expected volatility	53.0%	55.6%
Risk-free interest rate	1.78%	1.02%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended
	March 31,
	2022	2021
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	55.7%	50.8 - 66.4%
Risk-free interest rate	0.13 - 0.67%	0.09 - 1.65%
Expected dividend yield	—%	—%

As of March 31, 2022, the unamortized compensation expense related to unvested stock options was $72.9 million. The remaining unamortized compensation expense will be recognized over the next 3.0 years. As of March 31, 2022, the unamortized compensation expense under our ESPP was $2.0 million. The remaining unamortized expense will be recognized over the next 1.7 years.

The following table summarizes the RSU activity for the three-month period ended March 31, 2022:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2021	826,148	$37.79
Granted	734,989	29.93
Vested	(137,134)	38.20
Forfeited	(22,602)	37.41
Unvested RSUs at March 31, 2022	1,401,401	$33.64

As of March 31, 2022, the unamortized compensation expense related to unvested RSUs was $42.3 million. The remaining unamortized expense will be recognized over the next 2.3 years.

7. Leases

The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. In July 2017, under a separate agreement, the Company entered into a lease for additional space in the same building with a lease that continues through September 2022, also with an option to renew for an additional five years. The Company has assessed that it is unlikely to exercise either of the lease term extension options.

In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commences on August 1, 2022 and provides the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million.

The Company leases additional office space in San Diego, California through August 2022, with an option to extend for an additional five years. The Company is currently negotiating for an extension of the term of the lease under existing terms.

The Company also leases additional office space in Monrovia, California under a lease that extends through January 2023, with an option to extend for an additional two years. The Company has assessed that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at March 31, 2022 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2022	$1,376
2023	5,566
2024	5,713
2025	5,817
2026	5,279
2027	5,433
Thereafter	46,685
Total undiscounted lease payments	75,869
Less: Tenant allowance	(16,137)
Less: Imputed interest	(24,838)
Present value of lease payments	$34,894

Lease liabilities - short-term	$936
Lease liabilities - long-term	33,958
Total lease liabilities	$34,894

The following table summarizes lease costs and cash payments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Operating lease cost	$1,562	$614
Variable lease cost	99	10
Total lease costs	$1,661	$624

Cash paid for amounts included in
the measurement of lease liabilities	$684	$499

As of March 31, 2022, the weighted-average remaining lease term for operating leases is 12.3 years, and the weighted-average discount rate for operating leases is 5.8%. As of March 31, 2021, the weighted-average remaining lease term for operating leases is 7.3 years, and the weighted-average discount rate for operating leases is 5.5%.

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

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three months ended March 31, 2022 and 2021.

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

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $6.1 million and $5.3 million of royalty revenue under this arrangement for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there is a receivable of $11.2 million related to royalties due under the arrangement. As of March 31, 2022, there is no deferred revenue related to this agreement.

Amgen Inc.

In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb bispecific Fc technology. Under the Amgen Agreement, Amgen applied our bispecific Fc technology to create AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which is currently being developed by Amgen in a Phase 1 study.

No revenue was recognized under the Amgen Agreement during the three months ended March 31, 2022 or 2021. As of March 31, 2022, there is no deferred revenue related to the arrangement.

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

Astellas is currently advancing ASP2138, a CLDN18.2 x CD3 bispecific antibody, a candidate from the collaboration, into clinical development.

At March 31, 2022, the Company recorded a contract asset of $5.0 million related to a future development milestone.

The Company recognized $5.0 million of revenue for the three months ended March 31, 2022; no revenue was recognized related to the arrangement for the three months ended March 31, 2021. As of March 31, 2022, there is a contract asset of $5.0 million, and there is no deferred revenue related to the arrangement.

Astria Therapeutics, Inc.

In May 2018, the Company entered into an agreement with Quellis, pursuant to which the Company provided Quellis a non-exclusive license to its Xtend Fc technology to apply to an identified antibody. Quellis is responsible for all development and commercialization activities. The Company received an equity interest in Quellis and is eligible to receive development, regulatory and sales milestones, and royalties in the mid-single digit percentage range on net sales of approved products.

In January 2021, Quellis merged into Astria (formerly Catabasis), and the Company received common stock and preferred stock of Astria in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended March 31, 2021. The Astria preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period.

The Company recognized an unrealized gain of $0.8 million related to its equity interest in Astria for the three months ended March 31, 2022. There is no deferred revenue as of March 31, 2022 related to this agreement.

Genentech, Inc., and F. Hoffmann-La Roche Ltd

In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306 (also named RG6323), the Company’s IL-15/IL-15Ra candidate.

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

The Company did not recognize revenue for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recognized $0.2 million of revenue. As of March 31, 2022, there is a $2.7 million payable related to cost-sharing development activities during the first quarter of 2022 for the program being developed under the Genentech Agreement. There is no deferred revenue as of March 31, 2022, as obligations to perform research activities have expired.

Gilead Sciences, Inc.

In January 2020, the Company entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company provided an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and three additional antibodies directed to the same molecular target. The Company is eligible to receive development, regulatory and sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the low-single digit percentage range on net sales of approved products.

The Company did not recognize any revenue related to the Gilead Agreement for the three months ended March 31, 2022 or 2021. There is no deferred revenue as of March 31, 2022 related to this agreement.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune. Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. In connection with the agreement, the Company received shares of INmune common stock.

During the three months ended June 30, 2021, the Company determined that it should no longer record its investment in INmune under the equity method and recorded its investment in INmune pursuant to ASC 321.

For the three months ended March 31, 2022, the Company recorded $3.4 million of unrealized loss related to its investment in INmune.

Janssen Biotech, Inc.

Janssen Agreement

In November 2020, the Company entered into a Collaboration and License Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) pursuant to which the Company and Janssen conducted research and development activities to discover novel CD28 bispecific antibodies for the treatment of prostate cancer with Janssen maintaining exclusive worldwide rights to develop and commercialize licensed products identified from the research activities.

Under the Janssen Agreement, the Company conducted research activities and applied its bispecific Fc technology to antibodies targeting prostate cancer provided by Janssen. Upon completion of the research activities Janssen had a candidate selection option to advance an identified candidate for development and commercialization. In November 2021, the Company completed its performance obligations under the research activities and delivered CD28 bispecific antibodies to Janssen, and Janssen exercised its candidate selection option to select a bispecific CD28 antibody for further development. Janssen will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. Pursuant to the Janssen Agreement, the Company received an upfront payment of $50.0 million and is eligible to receive up to $662.5 million in milestones which includes $161.9 million in development milestones, $240.6 million in regulatory milestones and $260.0 million in sales milestones. If commercialized, the Company is eligible to receive royalties on net sales in the high-single to low-double digit percentage range.

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

There is a receivable of $3.1 million as of March 31, 2022, related to cost-sharing activities under the Second Janssen Agreement. The Company recognized $1.8 million and $14.6 million of revenue related to the two Janssen agreements for the three months ended March 31, 2022 and 2021, respectively. There is $35.5 million in deferred revenue as of March 31, 2022 related to our obligation to complete research activities under the Second Janssen Agreement.

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

The Company recognized $2.3 million and $1.4 million of royalty revenue during the three months ended March 31, 2022 and 2021, respectively. In addition, the Company recognized $12.5 million of milestone revenue during the three months ended March 31, 2021. As of March 31, 2022, there is a receivable of $2.3 million related to estimated royalties due under the arrangement. As of March 31, 2022, there is no deferred revenue related to this agreement.

Nestle S.A./Aimmune Therapeutics, Inc.

On February 4, 2020, the Company entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Nestle S.A. (formerly Aimmune) pursuant to which the Company granted Nestle S.A. an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. The Company received an upfront payment and the Company is eligible to receive development, regulatory and sales milestones, and also tiered royalties on net sales of approved products in the high-single to mid-teen percentage range.

Nestle S.A. is responsible for all further development and commercialization of AIM7195 and is currently advancing the program in clinical studies.

No revenue was recognized in the three months ended March 31, 2022 or 2021. There is no deferred revenue as of March 31, 2022 related to this agreement.

Novartis Institute for Biomedical Research, Inc.

In June 2016, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis) to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates.

Pursuant to the Novartis Agreement, the Company and Novartis were co-developing vibecotamab worldwide and sharing development costs. In August 2021, Novartis notified the Company it was terminating its rights with respect to the vibecotamab program, which became effective in February 2022. Under the Novartis Agreement, Novartis is responsible for its share of vibecotamab development costs through August 2022.

In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology. Novartis will assume full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate.

No revenue was recognized during the three months ended March 31, 2022 or 2021 from the Novartis Agreement. As of March 31, 2022, there is a receivable of $0.5 million related to cost-sharing of development activities for the first quarter of 2022 for the vibecotamab program. There is no deferred revenue as of March 31, 2022.

Vir Biotechnology, Inc.

In the third quarter of 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.

In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of two novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibodies, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. In May 2021, the FDA granted emergency use authorization (EUA) to Vir’s COVID-19 antibody, sotrovimab (VIR-7831), for the treatment of mild-to-moderate COVID-19 in high-risk adults and patients.

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

The Company recognized $70.3 million of royalty revenue for the three months ended March 31, 2022. No revenue was recognized for the three months ended March 31, 2021. There is a receivable of $69.8 million related to estimated royalty due under this agreement. There is no deferred revenue as of March 31, 2022 related to this agreement.

Viridian Therapeutics, Inc.

In December 2020, the Company entered into a Technology License Agreement (Viridian Agreement) with Viridian, pursuant to which the Company provided Viridian a non-exclusive license to its Xtend Fc technology and an exclusive license to apply its Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. The Company received an upfront payment and is eligible to receive development, regulatory and sales milestones, and royalties on net sales in the mid-single digit percentage range.

In December 2021, the Company entered into a second Technology License Agreement (Second Viridian Agreement) with Viridian for a non-exclusive license to certain antibody libraries developed by the Company. Under the Second Viridian Agreement, Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. Viridian is responsible for all further development of the selected antibodies. The Company received an upfront payment and is eligible to receive development, regulatory and sales milestones, in addition to royalties on net sales of approved products under the Second Viridian Agreement.

The Company reported unrealized loss in other income of $0.9 million for the three months ended March 31, 2022 related to the shares of Viridian common stock. The Company did not recognize revenue for the three months ended March 31, 2022 or 2021. There is no deferred revenue as of March 31, 2022 related to this agreement.

Zenas BioPharma Limited

In November 2020, the Company entered into a License Agreement (the Zenas Agreement) with Zenas, pursuant to which the Company granted Zenas exclusive, worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates: XmAb6755, XPro9523 and XmAb10171. Under the Zenas Agreement, Zenas will be responsible for all further development and commercialization activities for the drug candidates. The Company received a 15% equity interest in Zenas with a fair value of $16.1 million and is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

The equity in Zenas is recorded at the fair value as of the date of the Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value.

In November 2021, the Company entered into a second License Agreement (Second Zenas Agreement) with Zenas, in which we licensed the exclusive worldwide rights to develop and commercialize the Company’s obexelimab (XmAb5871) drug candidate. Under the Second Zenas Agreement, Zenas will be responsible for all further development and commercialization activities for obexelimab. The Company received a warrant to acquire additional equity in Zenas and is eligible to receive development, regulatory and sales milestones, and royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.

The warrant in Zenas is recorded at its fair value as of the date of the Second Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value.

The Company did not record an impairment or change in the value of the Zenas equity or the warrant in Zenas in the three months ended March 31, 2022. The Company did not recognize any revenue related to the Zenas Agreement for the three months ended March 31, 2022 or 2021. There is no deferred revenue as of March 31, 2022 related to this agreement.

Revenue earned

The revenues recorded for the three months ended March 31, 2022 and 2021 were earned principally from the following licensees (in millions):

	Three Months Ended
	March 31,
	2022	2021

Alexion	$6.1	$5.3
Astellas	5.0	—
Genentech	—	0.2
Janssen	1.8	14.6
MorphoSys	2.3	13.9
Vir	70.3	—
Total	$85.5	$34.0

The table below summarizes the disaggregation of revenue recorded for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
	2022	2021

Research collaboration	$1.8	$14.8
Milestone	5.0	12.5
Royalties	78.7	6.7
Total	$85.5	$34.0

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligation as of March 31, 2022 is conducting research activities pursuant to research plans under the Second Janssen Agreement. The Company’s obligation to perform research services under the Genentech and the Novartis Agreements ended upon expiration of the respective research terms for each agreement in the second quarter of 2021. As of March 31, 2022 and 2021, the Company has deferred revenue of $35.5 million and $77.8 million, respectively. All deferred revenue as of March 31, 2022 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Second Janssen Agreement.

10. Income taxes

There was no provision for income taxes for the three months ended March 31, 2022 or 2021. Beginning in 2022, the Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize certain research and development costs and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Previously, such costs could be deducted in the period they were incurred. This provision may increase our taxable income for the tax year ended December 31, 2022 and result in additional cash payments for our federal income taxes. As of March 31, 2022, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.

Company Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We and our partners are advancing a broad portfolio of clinical-stage XmAb® drug candidates from our proprietary protein engineering and technology platforms. We also use our protein engineering capabilities to increase our understanding of protein structure and interactions to design new technologies and XmAb development candidates with improved properties. In addition to engineering protein-target interactions, our approach to protein design includes engineering Fc domains, the part of an antibody that interacts with multiple segments of the immune system and controls antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered XmAb Fc domains can be readily substituted for natural Fc domains.

Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we have developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three marketed XmAb medicines have been developed with our protein engineering technologies and are generating milestones and royalties for us.

Refer to Part I, Item 1, “XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats” and “Other XmAb Fc Domains” in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our core Fc technology platforms.

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the three months ended March 31, 2022, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have implemented restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug products, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, sotrovimab (VIR-7831), an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. Due to the high frequency of the Omicron BA.2 subvariant, sotrovimab is not currently authorized in any U.S. region. Sotrovimab currently has EUA temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Sotrovimab incorporates our Xtend Fc technology for longer duration of action. We have licensed the use of our Xtend Fc domain to multiple partners who are incorporating it into their investigational antibodies targeting the SARS-CoV-2 virus, and we are eligible to receive royalties on net sales of these candidates.

●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected the amount of revenue we generate from such partnerships and collaborations for the quarter ended March 31, 2022. During this quarter, for example, we received approximately $83.7 million in revenue from our partnerships and collaborations.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such as Ultomiris®, Monjuvi® and sotrovimab, the ability of our partners to advance our partnered programs through later stages of development and through regulatory approval, which would entitle us to potential milestone payments. A majority of our revenue received in the first quarter of 2022 is royalty revenue from the sales of sotrovimab under our partnership with Vir. In April 2022, GSK, which is marketing sotrovimab with Vir, announced first quarter sales of sotrovimab and indicated that a majority of the total 2022 projected sales of sotrovimab was recorded in the first quarter. Based on this guidance, we expect the amount of royalties that we expect to receive from the sales of sotrovimab to substantially decline in subsequent quarters of 2022. If the COVID-19 pandemic adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients into multiple clinical trials evaluating our drug candidates, and our partner Genentech is enrolling patients in multiple Phase 1 studies of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more XmAb technologies. Although the pandemic has not materially affected development of our clinical programs for the quarter ended March 31, 2022, some of our clinical programs have temporarily experienced slower patient enrollment, and the initiations of new studies for certain programs have been delayed. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research, development, and administrative activities: We have implemented environmental, health, and safety procedures for all employees and have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of March 31, 2022, these activities have continued without interruption from the COVID-19 pandemic.

Our development activities include initiating a Phase 1 study of XmAb819, our first 2+1 CD3 bispecific candidate that targets ENPP3, and conducting IND-enabling studies for both XmAb808, our first tumor selective CD28 bispecific candidate that targets B7-H3, and XmAb662, our IL12 cytokine candidate. Several other bispecific antibody and cytokine programs are in earlier stages of development. Certain manufacturing and supply companies have indicated supply chain issues and shortages of research and manufacturing supply materials. The development timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply shortages and delays continue for an extended period.

Clinical-Stage XmAb Bispecific Antibody and Cytokine Drug Candidate Updates

Our modular XmAb bispecific Fc domains and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 or Phase 2 studies for six wholly owned or co-development candidates to treat patients with many different types of cancer, and a candidate in development for patients with autoimmune disease.

Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and other solid tumor types. We are conducting a Phase 2 study of vudalimab in patients with mCRPC, as a monotherapy or in combination with chemotherapy or a PARP inhibitor depending on the tumor’s molecular subtype. We plan to present initial data from the study in the second half of 2022. We have initiated a second Phase 2 study in patients with advanced gynecologic and genitourinary malignancies, as well as clinically-defined high-risk mCRPC.

Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells, and we are co-developing the program in collaboration with Janssen.

Data from the dose-escalation portion of a Phase 1 study in B-cell malignancies, including from patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL), indicate that plamotamab was generally well tolerated and demonstrated encouraging clinical activity as a monotherapy. Expansion cohorts are actively recruiting patients with diffuse large B-cell lymphoma (DLBCL) and follicular lymphoma (FL) and are dosing using the recommended Phase 2 regimen to further evaluate the safety and efficacy of plamotamab monotherapy. In 2022, subcutaneous administration of plamotamab will be incorporated into the study, and we plan to present data from expansion cohorts in the second half of 2022.

We are also collaborating with MorphoSys AG and Incyte Corporation to investigate the chemotherapy-free triple combination of plamotamab, tafasitamab, and lenalidomide in patients with relapsed or refractory DLBCL, first-line DLBCL and relapsed or refractory FL. In May 2022, we completed the first patient dosing in the first of these studies, a potentially registration-enabling Phase 2 study, in patients with relapsed or refractory DLBCL, an aggressive type of NHL.

XmAb306/RO7310729 (IL15/IL15Rα-Fc Cytokine): XmAb306 is an IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 dose-escalation study of XmAb306 as a single agent and in combination with atezolizumab. In November 2021, we announced that XmAb306 promoted high levels of sustained NK cell expansion and evidence of peripheral T cell proliferation had been observed. Genentech has initiated a second study, evaluating XmAb306 in combination with daratumumab (anti-CD38 antibody) in patients with relapsed/refractory multiple myeloma. Additional studies of XmAb306 in combination with other agents are also being planned.

XmAb104 (PD-1 x ICOS): XmAb104 is a bispecific antibody that targets PD-1, an immune checkpoint receptor, and ICOS, an immune co-stimulatory receptor, to selectively activate the tumor microenvironment. We are conducting a Phase 1 study of XmAb104 in patients with advanced solid tumors. An abstract with initial clinical data from the Phase 1 study of XmAb104 was accepted for presentation at the American Society of Clinical Oncology in June 2022.

XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned, monovalent interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2’s beta receptor and increased binding affinity for its alpha receptor. In preclinical studies, XmAb564 was well-tolerated, promoted the selective and sustained expansion of Tregs and exhibited a favorable pharmacokinetic profile. We are enrolling healthy volunteers in a randomized, double-blind, placebo-controlled Phase 1 study to evaluate the safety and tolerability of XmAb564, administered subcutaneously. In 2022, we plan to present data from the study and initiate a multiple-ascending dose study in select patient populations.

Tidutamab (SSTR2 x CD3) and XmAb841 (CTLA-4 x LAG-3): We do not intend further internal development of tidutamab and XmAb841. Neither program demonstrated a competitive clinical profile in recent studies, and we have decided to focus resources on new clinical programs. We will continue to support patients currently enrolled and being treated. We anticipate spending on these two programs to decline throughout 2022.

Advancements Expanding XmAb Bispecific and Cytokine Platforms

We conduct further research into the function and application of antibody components and cytokines in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates.

We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we have introduced CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers CD3 bispecifics to address an expanded set of tumor antigens. Our lead XmAb 2+1 bispecific antibody candidate is XmAb819, a first-in-class ENPP3 x CD3 bispecific antibody. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low-level expression on normal tissues. We are currently initiating a Phase 1 study to evaluate XmAb819 in patients with renal cell carcinoma.

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

In April 2022, we presented emerging preclinical data from two wholly owned cytokine programs at the American Association for Cancer Research Annual Meeting: XmAb143, a decoy-resistant and potency-reduced IL18-Fc fusion protein, and a LAG-3 targeted IL15/IL15Rα-Fc fusion protein, which is biased toward binding and activating LAG-3-positive immune cells that are more likely to be tumor-reactive.

In 2022, we plan to submit an IND application for XmAb662, a wholly owned, reduced-potency IL12-Fc cytokine, and we plan to initiate a Phase 1 study in patients with advanced solid tumors in 2023.

Progress Across Partnerships

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb Fc domains and drug candidates with partnerships, collaborations and licenses. Through these arrangements we generate revenues in the form of upfront payments, milestone payments and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in the form of keeping major geographic commercial rights; profit-sharing; co-development options; and the right to conduct studies with drug candidates developed in the collaboration. The types of arrangements that we have entered with partners include product licenses, novel bispecific antibody collaborations, technology licensing agreements and strategic collaborations.

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

The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. We earned $2.3 million in estimated royalties from MorphoSys for the three months ended March 31, 2022.

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

In September 2015, we entered into an agreement with Amgen Inc. to develop and commercialize bispecific antibody product candidates using our proprietary XmAb bispecific Fc technology. Amgen applied our XmAb bispecific Fc technology to create AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which is being evaluated in an ongoing dose-escalation Phase 1 study for patients with prostate cancer. In February 2022, Amgen presented encouraging, preliminary pharmacodynamic activity by induction of percent maximum prostate-specific antigen (PSA) decline among 30 patients in the study, which provides an early signal of activity and validation of the potential of the XmAb 2+1 format.

In March 2019, we entered into an agreement with Astellas Pharma, Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing. Astellas selected a bispecific antibody developed under the collaboration, ASP2138, a CLDN18.2 x CD3 bispecific antibody, for further development to treat patients with gastric, gastroesophageal, and pancreatic cancers, and has advanced ASP2138 into Phase 1 clinical development. We recognized a $5.0 million milestone from Astellas for a development milestone for the three months ended March 31, 2022.

Technology License Agreements

We enter into technology licensing agreements in which we license access to one or more of our XmAb Fc domains on a restricted basis, typically to an XmAb Cytotoxic Fc Domain and/or the Xtend Fc Domain. Our partners are responsible for all research, development, and commercialization activities of the drug candidates. The plug-and-play nature of XmAb technologies allows us to license access to our platforms with limited or no internal research and development activities.

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). In April 2022, Ultomiris was approved by the FDA for the treatment of adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AChR) antibody positive. Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. We earned $6.1 million in royalties from Alexion for the three months ended March 31, 2022.

Vir has non-exclusive access to multiple XmAb Fc technologies, including Xtend™ Fc technology, designed to extend the half-life of novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. A second drug candidate, VIR-7832, is in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. We earned $70.3 million in royalties from Vir for the three months ended March 31, 2022.

Refer to Part I, Item 1, Note 9, Collaboration and Licensing Agreements of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

We have over 1,300 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.

Since we commenced active operations in 1998, we have devoted substantially all our resources to staffing our Company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking pre-clinical and IND-enabling studies, and conducting clinical trials. We have no internally developed products approved for commercial sale and have not generated any revenues from our own product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and from payments generated from our product development partnerships and licensing arrangements.

As of March 31, 2022, we had an accumulated deficit of $259.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
	2022	2021	Change

Revenues:
Research collaboration	$1.8	$14.8	$(13.0)
Milestone	5.0	12.5	(7.5)
Royalties	78.7	6.7	72.0
Total revenues	85.5	34.0	51.5
Operating expenses:
Research and development	47.7	41.4	6.3
General and administrative	11.3	8.2	3.1
Total operating expenses	59.0	49.6	9.4
Other income (expense), net	(2.9)	13.1	(16.0)
Net income (loss)	$23.6	$(2.5)	$26.1

Revenues

Revenues for the three months ended March 31, 2022 are primarily from our collaboration with Janssen, milestone revenue from Astellas, and royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the three months ended March 31, 2021 are primarily from our collaboration with Janssen, milestone revenue recognized from MorphoSys, and the royalty revenue from Alexion and MorphoSys.

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
	2022	2021	Change
Product programs:
Bispecific programs:
CD3 programs:
Vibecotamab(1)(2)	$1.3	$2.9	$(1.6)
Plamotamab(3)	5.4	6.7	(1.3)
Tidutamab	3.5	4.3	(0.8)
XmAb819 (ENPP3 x CD3)	3.5	3.0	0.5
Total CD3 programs	13.7	16.9	(3.2)

XmAb808 (B7-H3 x CD28)	4.8	—	4.8

Tumor micro environment (TME) activator programs:
Vudalimab	5.5	5.9	(0.4)
XmAb104	5.5	2.5	3.0
XmAb841	2.6	3.1	(0.5)
Total TME activators programs	13.6	11.5	2.1

Cytokine programs:
XmAb306/RG6323 programs(4)	3.3	3.9	(0.6)
XmAb564	3.1	3.2	(0.1)
XmAb662 (IL-12-Fc)	2.7	—	2.7
Total cytokine programs	9.1	7.1	2.0

Subtotal bispecific programs	41.2	35.5	5.7

Other, research and early stage programs	6.5	5.9	0.6

Total research and development expenses	$47.7	$41.4	$6.3

	Three Months Ended
	March 31,
	2022	2021	Change
External research and development expenses	$20.7	$20.8	$(0.1)
Internal research and development expenses	19.9	15.0	4.9
Stock based compensation	7.1	5.6	1.5
Total research and development expenses	$47.7	$41.4	$6.3

(1)	The costs are net of cost-sharing reimbursed from Novartis under the Novartis Agreement.
(2)	Represents wind down costs of the program; the Company stopped development of the vibecotamab program in 2021.
(3)	The costs are net of cost-sharing reimbursed from Janssen under the Second Janssen Agreement.
(4)	Includes our share of costs paid to Genentech for cost-sharing under the Genentech Agreement.

Research and development expenses increased by $6.3 million for the three months ended March 31, 2022 over the same period in 2021 primarily due to spending on our new development programs, XmAb808 and XmAb662.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended
	March 31,
	2022	2021	Change
General and administrative	$11.3	$8.2	$3.1

General and administrative expenses increased by $3.1 million for the three months ended March 31, 2022 over the same period in 2021 primarily due to increased general and administrative staffing and additional lease expenses.

Other Income (Expense), Net

Other income (expense), net was ($2.9) million and $13.1 million for the three months ended March 31, 2022 and 2021, respectively. Other income (expense) net for the three months ended March 31, 2022 consists primarily of unrealized loss recognized from the change in fair value of our equity investments. Other income (expense), net for the three months ended March 31, 2021 consists primarily of unrealized gain recognized with respect to the exchange of shares without a readily determinable fair value for shares in a public entity which shares have a readily determinable fair value.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$5,815	$(29,966)	$35,781
Investing activities	(71,759)	38,048	(109,807)
Financing activities	731	5,339	(4,608)
Net increase (decrease) in cash	$(65,213)	$13,421	$(78,634)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2022 was $5.8 million, while cash used in operating activities for the three months ended March 31, 2021 was $30.0 million. The increase in cash provided by operating activities is primarily due to additional royalty revenue recognized in the three months ended March 31, 2022.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities represents net proceeds from the exercise of stock options for the three months ended March 31, 2022 and March 31, 2021, respectively. The proceeds received from option exercises decreased by $4.6 million over the same period in 2021.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of March 31, 2022, we had $683.6 million of cash, cash equivalents, receivables, and marketable debt securities compared to $664.1 million as of December 31, 2021. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

Funding Requirements

We have not generated any revenue from the sale of products developed by us to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our internal product development candidates. As we are currently in the clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will commercialize one or more of our internal product development candidates. We expect that we will continue to increase our operating expenses in connection with ongoing as well as additional clinical and preclinical development of product candidates in our pipeline and also development candidates that we are co-developing with our partners.

Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities, and certain potential milestone payments will fund our operating expenses and capital expenditure requirements through the end of 2025. We have based these estimates on assumptions that may prove to be wrong, and the COVID-19 pandemic could materially alter these estimates, which would cause us to use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2022.

Critical Accounting Policies

For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2022.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

The disclosure in Note 8, Commitments and Contingencies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q includes a discussion of our legal proceedings and is incorporated herein by reference.

ITEM 1A.  Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

Dated: May 5, 2022