Form 10-Q
period 2022-06-30
Xencor Inc
filed 2022-08-03
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2022
Common stock, par value $0.01 per share	59,698,148

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2022

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

These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:

●	the effects of the ongoing COVID-19 pandemic in the United States and abroad on our financial condition, results of operations, cash flows and performance;

●	our ability to execute on our plans to research, develop and commercialize our product candidates;

●	the success, cost, and timing of our ongoing and planned clinical trials;

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

●	our ability to accurately estimate expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;

●	our ability to receive research funding and achieve anticipated milestones under our collaborations;

●	our ability to attract collaborators with development, regulatory, and commercial expertise;

●	the ability of our publicly announced preliminary clinical trial data to support continued clinical development and regulatory approval for specific treatments;

●	our ability to protect our intellectual property position;

●	the rate and degree of market acceptance and clinical utility of our products;

●	costs of compliance and our failure to comply with new and existing governmental regulations;

●	the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;

●	significant competition in our industry;

●	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

●	the potential loss or retirement of key members of management;

●	our failure to successfully execute our growth strategy, including any delays in our planned future growth; and

●	our failure to maintain effective internal controls.

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

PART I — FINANCIAL INFORMATION

ITEM 1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,410	$143,480
Marketable debt securities	435,623	153,767
Marketable equity securities	26,885	36,860
Accounts receivable	54,284	66,384
Prepaid expenses	19,734	23,877
Total current assets	585,936	424,368
Property and equipment, net	38,855	28,240
Patents, licenses, and other intangible assets, net	17,944	16,493
Marketable debt securities - long term	140,413	300,465
Marketable equity securities - long term	31,124	31,262
Notes receivable - long term	5,000	5,000
Right of use (ROU) asset	31,440	31,730
Other assets	613	653
Total assets	$851,325	$838,211
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,747	$14,001
Accrued expenses	16,348	19,443
Lease liabilities	7,647	—
Deferred revenue	35,299	37,294
Total current liabilities	75,041	70,738
Lease liabilities, net of current portion	33,943	33,969
Total liabilities	108,984	104,707
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2022 and December 31, 2021; 59,684,420 issued and outstanding at June 30, 2022 and 59,355,558 issued and outstanding at December 31, 2021	598	595
Additional paid-in capital	1,044,172	1,017,523
Accumulated other comprehensive loss	(8,944)	(1,510)
Accumulated deficit	(293,485)	(283,104)
Total stockholders’ equity	742,341	733,504
Total liabilities and stockholders’ equity	$851,325	$838,211

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Collaborations, milestones, and royalties	$30,175	$67,447	$115,670	$101,412
Operating expenses
Research and development	47,084	49,497	94,839	90,908
General and administrative	11,091	8,863	22,364	17,090
Total operating expenses	58,175	58,360	117,203	107,998
Income (loss) from operations	(28,000)	9,087	(1,533)	(6,586)
Other income (expenses)
Interest income, net	717	147	1,371	362
Other expense, net	(147)	(6)	(244)	(17)
(Loss) gain on equity securities, net	(6,545)	43,020	(9,974)	56,002
Total other income (expense), net	(5,975)	43,161	(8,847)	56,347
Net income (loss)	(33,975)	52,248	(10,380)	49,761

Other comprehensive loss
Net unrealized loss on marketable debt securities	(1,823)	(112)	(7,435)	(90)
Comprehensive income (loss)	$(35,798)	$52,136	$(17,815)	$49,671

Basic net income (loss) per common share	$(0.57)	$0.90	$(0.17)	$0.86
Diluted net income (loss) per common share	$(0.57)	$0.87	$(0.17)	$0.82

Basic weighted average common shares outstanding	59,567,139	58,247,941	59,487,924	58,123,319
Diluted weighted average common shares outstanding	59,567,139	60,335,339	59,487,924	60,503,846

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504
Issuance of common stock upon exercise of stock awards	36,500	—	731	—	—	731
Issuance of restricted stock units	137,134	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	(5,611)	23,594	17,983
Stock-based compensation	—	—	10,805	—	—	10,805
Balance, March 31, 2022 (unaudited)	59,529,192	$596	$1,029,058	$(7,121)	$(259,510)	$763,023

Issuance of common stock upon exercise of stock awards	70,874	1	1,315	—	—	1,316
Issuance of restricted stock units	15,774	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	68,580	1	1,196	—	—	1,197
Comprehensive loss	—	—	—	(1,823)	(33,975)	(35,798)
Stock-based compensation	—	—	12,603	—	—	12,603
Balance, June 30, 2022	59,684,420	598	1,044,172	(8,944)	(293,485)	742,341

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	$572,444
Issuance of common stock upon exercise of stock awards	230,701	2	5,337	—	—	5,339
Issuance of restricted stock units	117,808	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	23	(2,487)	(2,464)
Stock-based compensation	—	—	8,293	—	—	8,293
Balance, March 31, 2021 (unaudited)	58,221,953	$583	$951,154	$97	$(368,222)	$583,612

Issuance of common stock upon exercise of stock awards	52,790	1	902	—	—	903
Issuance of restricted stock units	10,190	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	30,552	—	937	—	—	937
Comprehensive income (loss)	—	—	—	(112)	52,248	52,136
Stock-based compensation	—	—	9,350	—	—	9,350
Balance, June 30, 2021	58,315,485	584	962,343	(15)	(315,974)	646,938

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(10,380)	$49,761
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,402	3,391
Amortization of premium on marketable securities	968	1,711
Stock-based compensation	23,408	17,643
Abandonment of capitalized intangible assets	1,047	310
Equity received in connection with sale of financial assets	—	(3,300)
Change in fair value of equity securities	9,974	(37,701)
Impairment on equity securities	138	—
Loss (gain) on disposal of assets	125	(4)
Changes in operating assets and liabilities:
Accounts receivable and contract asset	12,100	8,618
Interest receivable from marketable debt securities	(448)	496
Prepaid expenses and other assets	4,183	(4,930)
Accounts payable	1,746	(1,842)
Accrued expenses	(3,095)	(275)
Lease liabilities and ROU assets	7,911	(83)
Deferred revenue	(1,995)	(73,415)
Net cash provided by (used in) operating activities	50,084	(39,620)
Cash flows from investing activities
Purchase of marketable debt securities	(206,148)	(231,459)
Proceeds from sale of property and equipment	—	4
Purchase of intangible assets	(3,197)	(1,324)
Purchase of property and equipment	(14,443)	(4,234)
Proceeds from maturities and sale of marketable debt securities	76,390	221,752
Net cash used in investing activities	(147,398)	(15,261)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	2,047	6,242
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,197	937
Net cash provided by financing activities	3,244	7,179
Net decrease in cash and cash equivalents	(94,070)	(47,702)
Cash and cash equivalents, beginning of period	143,480	163,544
Cash and cash equivalents, end of period	$49,410	$115,842

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$9	$9
Supplemental disclosures of non-cash investing activities
Unrealized loss on marketable debt securities	$(7,435)	$(90)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

June 30, 2022

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three and six months ended June 30, 2022 and 2021.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $0.7 million and $1.0 million of in-process intangible assets during the three and six months ended June 30, 2022, respectively. There was no material abandonment of in-process intangible assets during the three and six months ended June 30, 2021.

Marketable Debt and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and six months ended June 30, 2022 and 2021. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss of $1.8 million and $7.4 million, respectively, in its portfolio of marketable debt securities. The unrealized loss is due to the changing interest rate environment and is not due to changes in the credit quality of the underlying securities. The unrealized loss is recorded in other comprehensive income (loss) for the three and six months ended June 30, 2022.

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

The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of $0.1 million in connection with equity securities without a readily determinable fair value. There was no impairment charge recorded for the three and six months ended June 30, 2021.

Recent Accounting Pronouncements

Pronouncements Not Yet Effective

In June 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which is effective for fiscal years beginning on and after December 15, 2023, and interim periods within those fiscal years. The standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and is not considered in measuring fair value. The Company does not anticipate that the standard will have a significant impact on its financial statements.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2022
	(unaudited)			December 31, 2021
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Money Market Funds	$20,320	$20,320	$—	$123,892	$123,892	$—
Corporate Securities	175,841	—	175,841	144,418	—	144,418
Government Securities	400,195	—	400,195	309,814	—	309,814
	$596,356	$20,320	$576,036	$578,124	$123,892	$454,232

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1 and Level 2.

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

Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(33,975)	$52,248	$(10,380)	$49,761
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	59,567,139	58,247,941	59,487,924	58,123,319
Effect of dilutive securities	—	2,087,398	—	2,380,527
Weighted-average common shares outstanding used in computing diluted net income (loss)	59,567,139	60,335,339	59,487,924	60,503,846
Basic net income (loss) per common share	$(0.57)	$0.90	$(0.17)	$0.86
Diluted net income (loss) per common share	$(0.57)	$0.87	$(0.17)	$0.82

For the three and six months ended June 30, 2022, we excluded all shares of stock issuable pursuant to outstanding options and RSUs from the calculation, because the inclusion of such shares would have had an anti-dilutive effect. For the three and six months ended June 30, 2021, we excluded 1,374,608 and 698,917 shares of stock issuable pursuant to outstanding options and RSUs from the calculation, respectively, because the inclusion of such shares would have had an anti-dilutive effect.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For each of the three- and six-month periods ended June 30, 2022 and 2021, the only component of other comprehensive loss is net unrealized loss on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during each of the three- and six-month periods ended June 30, 2022 and 2021.

5. Marketable Debt and Equity Securities

The Company’s marketable debt securities held as of June 30, 2022 and December 31, 2021 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2022	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$20,320	$—	$—	$20,320
Corporate Securities	177,243	—	(1,402)	175,841
Government Securities	407,727	—	(7,532)	400,195
	$605,290	$—	$(8,934)	$596,356

Reported as
Cash and cash equivalents				$20,320
Marketable securities				576,036
Total investments				$596,356

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$123,892	$—	$—	$123,892
Corporate Securities	144,584	—	(166)	144,418
Government Securities	311,148	1	(1,335)	309,814
	$579,624	$1	$(1,501)	$578,124

Reported as
Cash and cash equivalents				$123,892
Marketable securities				454,232
Total investments				$578,124

The maturities of the Company’s marketable debt securities as of June 30, 2022 are as follows:

	Amortized	Estimated
June 30, 2022	Cost	Fair Value
(in thousands)
Mature in one year or less	$440,279	$435,623
Mature within two years	144,691	140,413
	$584,970	$576,036

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2022 and December 31, 2021 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
June 30, 2022	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$88,927	$(957)	$15,899	$(445)
Government Securities	275,536	(3,699)	124,515	(3,833)
	$364,463	$(4,656)	$140,414	$(4,278)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2021	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$50,337	$(51)	$45,872	$(115)
Government Securities	39,909	(54)	254,593	(1,281)
	$90,246	$(105)	$300,465	$(1,396)

The unrealized losses from the available-for-sale securities are primarily due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.

The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For the three and six months ended June 30, 2022, losses of $6.5 million and $10.0 million, respectively, were recorded in loss on equity securities under other income (expense) related to these securities. Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of June 30, 2022 and December 31, 2021 are as follows:

	Fair Value	Fair Value
	June 30, 2022	December 31, 2021
Astria Common Stock	$1,920	$3,449
INmune Common Stock	16,668	19,233
Viridian Common Stock	8,297	14,178
	$26,885	$36,860

The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value	Carrying Value
	June 30, 2022	December 31, 2021
Astria Preferred Stock	$174	$312
Zenas Preferred Stock	30,950	30,950
	$31,124	$31,262

In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis) in connection with a licensing transaction. In 2021, Quellis merged into Astria Therapeutics, Inc. (Astria) (formerly Catabasis Pharmaceuticals, Inc.), and the Company received common and preferred stock in Astria in exchange for its Quellis equity. The shares of Astria common stock have a readily determinable fair value. The adjustment in the fair value of the Astria common stock has been recorded in gain (loss) on equity securities for the three and six months ended June 30, 2022.

The Company records its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the shares of preferred stock at their initial cost and to review the carrying value for impairment or other changes in carrying value at each reporting period. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of $0.1 million related to its investment in Astria’s preferred stock.

The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded in gain (loss) on equity securities for the three and six months ended June 30, 2022.

The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded in gain (loss) on equity securities for the three and six months ended June 30, 2022.

The Company currently holds an equity interest in Zenas BioPharma Limited (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas and a warrant to acquire additional equity in Zenas in a subsequent financing. The Company also holds a convertible promissory note from Zenas. The Company elected the measurement alternative to carry the Zenas equity and the warrant at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and six months ended June 30, 2022, there has not been any impairment or observable price changes related to this investment.

Unrealized (loss) gain recognized on equity securities during each of the three- and six-month periods ended June 30, 2022 and 2021, consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) gain recognized on equity securities	$(6,545)	$43,020	$(9,974)	$56,002
Less: net gain recognized on sale of equity securities	—	(18,300)	—	(18,301)
Unrealized (loss) gain recognized on equity securities	$(6,545)	$24,720	$(9,974)	$37,701

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

As of June 30, 2022, the total number of shares of common stock available for issuance under the 2013 Plan is 15,063,313. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,374,222 shares on January 1, 2022. As of June 30, 2022, a total of 14,284,024 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of June 30, 2022, the total number of shares of common stock available for issuance under the ESPP is 576,409. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the ESPP was increased by 1%, which is 593,555 shares, on January 1, 2022. As of June 30, 2022, we have issued a total of 598,432 shares of common stock under the ESPP.

During the six months ended June 30, 2022, the Company awarded 763,830 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of June 30, 2022, a total of 1,888,317 RSUs have been granted under the 2013 Plan.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative	$4,350	$3,193	$8,024	$5,930
Research and development	8,253	6,157	15,384	11,713
	$12,603	$9,350	$23,408	$17,643

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	$7,512	$7,355	$14,345	$13,885
ESPP	290	253	591	501
RSUs	4,801	1,742	8,472	3,257
	$12,603	$9,350	$23,408	$17,643

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2021	8,676,329	$29.11	6.65	$100,057
Options granted	1,883,951	$29.73
Options forfeited	(284,373)	$33.50
Options exercised	(107,374)	$19.06
Balance at June 30, 2022	10,168,533	$29.21	6.73	$32,587
Exercisable	6,202,735	$26.08	5.33	$32,277

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $27.37 per share as of June 30, 2022.

The weighted-average fair value of options granted during the six-month periods ended June 30, 2022 and 2021 were $15.64 and $22.54 per share, respectively. There were 1,488,576 options granted during the six-month period ended June 30, 2021. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2022 and 2021:

	Options		Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (years)	6.3	6.2	6.4	6.2
Expected volatility	53.1%	55.3%	53.0%	55.6%
Risk-free interest rate	3.13%	1.03%	1.93%	1.02%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	43.2 - 55.7%	46.1 - 66.4%	43.2 - 55.7%	46.1 - 66.4%
Risk-free interest rate	0.13 - 2.82%	0.04 - 1.65%	0.13 - 2.82%	0.04 - 1.65%
Expected dividend yield	—%	—%	—%	—%

As of June 30, 2022, the unamortized compensation expense related to unvested stock options was $66.5 million. The remaining unamortized compensation expense will be recognized over the next 2.7 years. As of June 30, 2022, the unamortized compensation expense under our ESPP was $1.8 million. The remaining unamortized expense will be recognized over the next 1.4 years.

The following table summarizes the RSU activity for the six-month period ended June 30, 2022:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2021	826,148	$37.79
Granted	763,830	29.71
Vested	(152,908)	37.82
Forfeited	(60,950)	34.81
Unvested RSUs at June 30, 2022	1,376,120	$33.43

As of June 30, 2022, the unamortized compensation expense related to unvested RSUs was $36.9 million. The remaining unamortized expense will be recognized over the next 2.2 years.

7. Leases

The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term. In July 2017, under a separate agreement, the Company entered into a lease for additional space in the same building with a lease that continues through September 2022. The lease contained an option to renew for additional lease term and the option period has lapsed.

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

The Company leases additional office space in San Diego, California through August 2022. In May 2022, the Company extended the term of the lease through December 2023. For the three and six months ended June 30, 2022, ROU assets obtained in exchange for new operating lease liabilities are $1.5 million.

The Company also leases additional office space in Monrovia, California under a lease that extends through January 2023, with an option to extend for an additional two years. The Company has assessed that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at June 30, 2022 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2022	$1,064
2023	6,804
2024	5,713
2025	5,817
2026	5,279
2027	5,433
Thereafter	46,685
Total undiscounted lease payments	76,795
Less: Tenant allowance	(10,817)
Less: Imputed interest	(24,388)
Present value of lease payments	$41,590

Lease liabilities - short-term	$7,647
Lease liabilities - long-term	33,943
Total lease liabilities	$41,590

The following table summarizes lease costs and cash payments for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating lease cost	$1,574	$614	$3,136	$1,228
Variable lease cost	33	18	132	28
Total lease costs	$1,607	$632	$3,268	$1,256

Cash paid for amounts included in
the measurement of lease liabilities	$665	$548	$1,349	$1,047

As of June 30, 2022, the weighted-average remaining lease term for operating leases is 12.0 years, and the weighted-average discount rate for operating leases is 6.0%. As of June 30, 2021, the weighted-average remaining lease term for operating leases is 3.1 years, and the weighted-average discount rate for operating leases is 4.0%.

8. Commitments and Contingencies

From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

The Company is obligated to make future payments to third parties under in license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheet. The Company has also entered into agreements with third-party vendors that will require us to make future payments upon the delivery of goods and services in future periods.

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and six months ended June 30, 2022 and 2021.

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

The Company is eligible to receive a contractual milestone for certain commercial achievements and is also entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $6.7 million and $5.2 million of royalty revenue under this arrangement for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $12.9 million and $10.5 million of royalty revenue under this arrangement for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there is a receivable of $12.0 million related to royalties due under the arrangement, and there is no deferred revenue related to this agreement.

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

No revenue was recognized under the Amgen Agreement during the three and six months ended June 30, 2022 or 2021, and there is no deferred revenue related to the arrangement.

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

Under the Astellas Agreement, Astellas developed ASP2138, a CLDN18.2 x CD3 bispecific antibody, which is currently being developed by Astellas in a Phase 1 study.

At March 31, 2022, the Company recorded a contract asset of $5.0 million related to a future development milestone under the Astellas Agreement. In June 2022, Astellas achieved the development milestone, and the Company recorded a receivable of $5.0 million.

The Company recognized $5.0 million of revenue for the six months ended June 30, 2022; no revenue was recognized related to the arrangement for the three months ended June 30, 2022, and 2021, or the six months ended June 30, 2021. As of June 30, 2022, there is a receivable of $5.0 million, and there is no deferred revenue related to the arrangement.

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

In January 2021, Quellis merged into Astria (formerly Catabasis), and the Company received common stock and preferred stock of Astria in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended June 30, 2021. The Astria preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period.

The Company recognized an unrealized loss of $2.4 million and $1.5 million related to its equity interest in Astria for the three and six months ended June 30, 2022, respectively. The Company recognized an unrealized loss of $3.7 million and unrealized gain of $9.2 million related to its equity interest in Astria for the three and six months ended June 30, 2021, respectively. There is no deferred revenue as of June 30, 2022 related to this agreement.

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

The Company did not recognize revenue related to the Genentech Agreement for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized $2.3 million and $2.5 million of revenue, respectively. As of June 30, 2022, there is a $3.5 million payable related to cost-sharing development activities during the second quarter of 2022 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of June 30, 2022, as obligations to perform research activities have expired.

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

For the three and six months ended June 30, 2022, the Company recorded $0.8 million of unrealized gain and $2.6 million of unrealized loss, respectively, related to its investment in INmune. For the three and six months ended June 30, 2021, the Company recognized an unrealized gain of $27.9 million and a realized gain of $18.3 million.

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

There is a receivable of $4.6 million as of June 30, 2022, related to cost-sharing activities for development of plamotamab under the Second Janssen Agreement. The Company recognized $0.2 million and $16.2 million of revenue related to the two Janssen agreements for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $2.0 million and $30.8 million of revenue related to the two Janssen agreements for the six months ended June 30, 2022, and 2021, respectively, and there is $35.3 million in deferred revenue as of June 30, 2022 related to the Second Janssen Agreement.

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

The Company recognized $1.2 million of royalty revenue during each of the three months ended June 30, 2022 and 2021. The Company recognized $3.5 million and $15.1 million of revenue during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there is a receivable of $1.8 million related to estimated royalties due under the arrangement. As of June 30, 2022, there is no deferred revenue related to this agreement.

Novartis Institute for Biomedical Research, Inc.

In June 2016, the Company entered into a Collaboration and License Agreement (the Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis) to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates.

Pursuant to the Novartis Agreement, the Company and Novartis were co-developing vibecotamab worldwide and sharing development costs. In August 2021, Novartis notified the Company it was terminating its rights with respect to the vibecotamab program, which became effective in February 2022. Under the Novartis Agreement, Novartis is responsible for its share of vibecotamab development costs through February 2023.

In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology. Novartis will assume full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate.

No revenue was recognized during the three and six months ended June 30, 2022 from the Novartis Agreement. The Company recognized $41.1 million of revenue during the three and six months ended June 30, 2021. As of June 30, 2022, there is a receivable of $0.8 million related to cost-sharing of development activities for the second quarter of 2022 for the vibecotamab program, and there is no deferred revenue as of June 30, 2022.

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

The Company recognized $22.1 million and $92.3 million of royalty revenue for the three and six months ended June 30, 2022, respectively. The Company recognized $0.9 million of royalty revenue and $0.5 million of milestone revenue for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there is a receivable of $22.1 million related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.

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

In connection with the Viridian Agreement and the Second Viridian Agreement, the Company received shares of Viridian common stock.

The Company reported unrealized loss in other income of $5.0 million and $5.9 million for the three and six months ended June 30, 2022 related to the shares of Viridian common stock. The Company reported unrealized gain in other income of $0.5 million and $0.6 million for the three and six months ended June 30, 2021 related to the Viridian common stock. The Company did not recognize revenue for the three and six months ended June 30, 2022 or 2021. There is no deferred revenue as of June 30, 2022 related to this agreement.

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

The Company did not record an impairment or change in the value of the Zenas equity or the warrant in Zenas in the three and six months ended June 30, 2022 or 2021. The Company did not recognize any revenue related to the Zenas Agreement for the three and six months ended June 30, 2022 or 2021, and there is no deferred revenue related to this agreement.

Revenue earned

The revenues recorded for the three and six months ended June 30, 2022 and 2021 were earned principally from the following licensees (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Alexion	$6.7	$5.2	$12.9	$10.5
Astellas	—	—	5.0	—
Genentech	—	2.3	—	2.5
Janssen	0.2	16.2	2.0	30.8
MorphoSys	1.2	1.2	3.5	15.1
Novartis	—	41.1	—	41.1
Vir	22.1	1.4	92.3	1.4
Total	$30.2	$67.4	$115.7	$101.4

The table below summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Research collaboration	$0.2	$58.6	$2.0	$73.4
Milestone	—	1.5	5.0	14.0
Royalties	30.0	7.3	108.7	14.0
Total	$30.2	$67.4	$115.7	$101.4

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligation as of June 30, 2022 is conducting research activities pursuant to research plans under the Second Janssen Agreement. The Company’s obligation to perform research services under the Genentech and the Novartis Agreements ended upon expiration of the respective research terms for each agreement in the second quarter of 2021. As of June 30, 2022 and 2021, the Company has deferred revenue of $35.3 million and $19.2 million, respectively. All deferred revenue as of June 30, 2022 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Second Janssen Agreement.

10. Income taxes

There was no provision for income taxes for the three and six months ended June 30, 2022 or 2021. Beginning in 2022, the Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize certain research and development costs and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Previously, such costs could be deducted in the period they were incurred. This provision may increase our taxable income for the tax year ended December 31, 2022 and subsequent years, and result in additional cash payments for our federal income taxes. As of June 30, 2022, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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

Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we have developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three marketed XmAb medicines have been developed with our protein engineering technologies and are generating milestone payments and royalties for us.

Refer to Part I, Item 1, “XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats” and “Other XmAb Fc Domains” in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our core Fc technology platforms.

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the three and six months ended June 30, 2022, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have implemented restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug products, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, sotrovimab (VIR-7831), an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. Due to the high frequency of the Omicron BA.2 subvariant, sotrovimab is not currently authorized in any U.S. region. Sotrovimab currently has EUA temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Sotrovimab incorporates our Xtend Fc technology for longer duration of action. We have licensed the use of our Xtend Fc domain to multiple partners who are incorporating it into their investigational antibodies targeting the SARS-CoV-2 virus, and we are eligible to receive royalties on net sales of these candidates.

●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected the amount of revenue we generate from such partnerships and collaborations for the quarter ended June 30, 2022. During this quarter, for example, we received approximately $30.0 million in revenue from our partnerships and collaborations.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such as Ultomiris®, Monjuvi® and sotrovimab, the ability of our partners to advance our partnered programs through later stages of development and through regulatory approval, which would entitle us to potential milestone payments. A majority of our revenue received in the first half of 2022 is royalty revenue from the sales of sotrovimab under our partnership with Vir. In April 2022, GSK, which is marketing sotrovimab with Vir, announced that a majority of the total 2022 projected sales of sotrovimab was recorded in the first quarter. We recorded royalty revenues of $70.3 million and $22.1 million in the first and second quarter, respectively, related to sales of sotrovimab, and based on the guidance from GSK, we expect the amount of royalties that we expect to receive from the sale of sotrovimab to continue to decline in subsequent quarters of 2022. If the COVID-19 pandemic adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients into multiple clinical trials evaluating our drug candidates, and our partner Genentech is enrolling patients in multiple Phase 1 studies of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more XmAb technologies. Although the pandemic has not materially affected development of our clinical programs for the quarter ended June 30, 2022, some of our clinical programs have temporarily experienced slower patient enrollment, and the initiations of new studies for certain programs have been delayed. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research, development, and administrative activities: We have implemented environmental, health, and safety procedures for all employees and have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of June 30, 2022, these activities have continued without interruption from the COVID-19 pandemic.

Our development activities include initiating a Phase 1 study of XmAb808, our first tumor selective CD28 bispecific candidate that targets B7-H3, and XmAb662, our IL12-Fc cytokine candidate. Several other bispecific antibody and cytokine programs are in earlier stages of development. Certain manufacturing and supply companies have indicated supply chain issues and shortages of research and manufacturing supply materials. The development timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply shortages and delays continue for an extended period.

●	Government credits: In the second quarter of 2022, we recorded a receivable of $3.2 million related to the U.S. Government Employee Retention Tax Credit (ERTC) Program. The ERTC was established to assist companies that were impacted by the pandemic during 2020 and 2021. The receivable relates to credits that were earned in connection with our operations in the first and second quarter of 2021.

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

We are also conducting a second Phase 2 study in patients with advanced gynecologic and genitourinary malignancies, as well as clinically-defined high-risk mCRPC.

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

XmAb306/RG6323 (IL15/IL15Rα-Fc Cytokine): XmAb306 is an IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 dose-escalation study of XmAb306 as a single agent and in combination with atezolizumab. In November 2021, we announced that XmAb306 promoted high levels of sustained NK cell expansion and evidence of peripheral T cell proliferation had been observed. Genentech has initiated a second study, evaluating XmAb306 in combination with daratumumab (anti-CD38 antibody) in patients with relapsed/refractory multiple myeloma. Additional studies of XmAb306 in combination with other agents are also being planned.

XmAb104 (PD-1 x ICOS): XmAb104 is a bispecific antibody that targets PD-1, an immune checkpoint receptor, and ICOS, an immune co-stimulatory receptor, to selectively activate the tumor microenvironment. We reported initial dose-escalation data from the Phase 1 study at the American Society of Clinical Oncology in June 2022. XmAb104 was well tolerated and exhibited a distinct safety profile compared to other clinical-stage ICOS programs. Anti-tumor activity was observed in patients, and biomarker activity was consistent with engagement with T cells. We are evaluating XmAb104 as a monotherapy and in combination with ipilimumab, in the expansion portion of a Phase 1 clinical study for the treatment of patients with advanced solid tumors.

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

XmAb819 (ENPP3 x CD3): XmAb819 is a bispecific antibody that targets ENPP3 and CD3, and it is our lead XmAb 2+1 bispecific antibody candidate. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low-level expression on normal tissues. We are conducting a Phase 1 study to evaluate XmAb819 in patients with advanced clear cell RCC.

Tidutamab (SSTR2 x CD3) and XmAb841 (CTLA-4 x LAG-3): In May 2022, we announced that we do not intend further internal development of tidutamab and XmAb841. Neither program demonstrated a competitive clinical profile in recent studies, and we have decided to focus resources on new clinical programs. We will continue to support patients currently enrolled and being treated. We anticipate spending on these two programs to decline throughout 2022.

Advancements Expanding XmAb Bispecific and Cytokine Platforms

We conduct further research into the function and application of antibody components and cytokines in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates.

We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, and we have introduced CD3 bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers

CD3 bispecifics to address an expanded set of tumor antigens. Multiple clinical-stage programs incorporate our XmAb 2+1 format, including XmAb819 (ENPP3 x CD3) and Amgen’s AMG 509 (STEAP1 x CD3).

Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We are advancing wholly owned CD28 candidates including our lead candidate, XmAb808, a B7-H3 x CD28 bispecific antibody designed to be evaluated for the treatment of patients with a range of solid tumors. We submitted an IND application for XmAb808 in the second quarter of 2022, and we plan to initiate a Phase 1 study in the second half of 2022.

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

In 2023, we plan to submit an IND application for XmAb662, a wholly owned, reduced-potency IL12-Fc cytokine and initiate a Phase 1 study in patients with advanced solid tumors.

Progress Across Partnerships

A key part of our business strategy is to leverage our protein engineering capabilities, XmAb Fc domains and drug candidates with partnerships, collaborations and licenses. Through these arrangements we generate revenues in the form of upfront payments, milestone payments and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in the form of keeping major geographic commercial rights; profit-sharing; co-development options; and the right to conduct studies with drug candidates developed in the collaboration. The types of arrangements that we have entered into with partners include product licenses, novel bispecific antibody collaborations, technology licensing agreements and strategic collaborations.

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

The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. We earned $1.2 million in estimated royalties from MorphoSys for the three months ended June 30, 2022.

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

In March 2019, we entered into an agreement with Astellas Pharma, Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing. Astellas selected a bispecific antibody developed under the collaboration, ASP2138, a CLDN18.2 x CD3 bispecific antibody, for further development and is conducting a Phase 1 clinical study in patients with gastric, gastroesophageal, and pancreatic cancers. We recognized a $5.0 million milestone from Astellas for a development milestone for the six months ended June 30, 2022.

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

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). In April 2022, Ultomiris was approved by the FDA for the treatment of adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AChR) antibody positive. Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. We earned $6.7 million in royalties from Alexion for the three months ended June 30, 2022.

Vir has non-exclusive access to multiple XmAb Fc technologies, including Xtend™ Fc technology, designed to extend the half-life of novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. A second drug candidate, VIR-7832, is in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. We earned $22.1 million in royalties from Vir for the three months ended June 30, 2022.

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

As of June 30, 2022, we had an accumulated deficit of $293.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended
	June 30,
	2022	2021	Change

Revenues:
Research collaboration	$0.2	$58.6	$(58.4)
Milestone	—	1.5	(1.5)
Royalties	30.0	7.3	22.7
Total revenues	30.2	67.4	(37.2)
Operating expenses:
Research and development	47.1	49.5	(2.4)
General and administrative	11.1	8.9	2.2
Total operating expenses	58.2	58.4	(0.2)
Other income (expense), net	(6.0)	43.2	(49.2)
Net income (loss)	$(34.0)	$52.2	$(86.2)

Revenues

Revenues for the three months ended June 30, 2022 are primarily from royalty revenue from Alexion and Vir. Revenues for the three months ended June 30, 2021 are primarily from the collaboration with Janssen, milestone revenue recognized from Novartis, research revenue recognized in connection with the expiration of research terms under the Genentech and Novartis collaborations, and royalty revenue from Alexion and Vir.

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended
	June 30,
	2022	2021	Change
Product programs:
Bispecific programs:
CD3 programs:
Vibecotamab(1)(2)	$1.5	$2.0	$(0.5)
Plamotamab(3)	1.7	10.3	(8.6)
Tidutamab(4)	2.9	3.9	(1.0)
XmAb819 (ENPP3 x CD3)	2.1	4.3	(2.2)
Total CD3 programs	8.2	20.5	(12.3)

XmAb808 (B7-H3 x CD28)	4.1	0.5	3.6

Tumor micro environment (TME) activator programs:
Vudalimab	5.6	6.3	(0.7)
XmAb104	6.3	6.3	—
XmAb841(5)	2.0	2.3	(0.3)
Total TME activators programs	13.9	14.9	(1.0)

Cytokine programs:
XmAb306/RG6323 programs(6)	4.2	3.0	1.2
XmAb564	3.8	3.6	0.2
XmAb662 (IL-12-Fc)	4.5	0.5	4.0
Total cytokine programs	12.5	7.1	5.4

Subtotal bispecific programs	38.7	43.0	(4.3)

Other, research and early stage programs	8.4	6.5	1.9

Total research and development expenses	$47.1	$49.5	$(2.4)

(1)	The costs are net of cost-sharing reimbursement from Novartis under the Novartis Agreement.
(2)	Represents wind down costs of the program; the Company stopped development of the vibecotamab program in 2021.
(3)	The costs are net of cost-sharing reimbursement from Janssen under the Second Janssen Agreement.
(4)	Represents wind down costs of the program; the Company stopped development of the tidutamab program in the second quarter of 2022.
(5)	Represents wind down costs of the program; the Company stopped development of the XmAb841 program in the second quarter of 2022.
(6)	Includes our share of costs paid to Genentech for cost-sharing under the Genentech Agreement.

	Three Months Ended
	June 30,
	2022	2021	Change
External research and development expenses	$20.4	$26.5	$(6.1)
Internal research and development expenses	18.4	16.8	1.6
Stock based compensation	8.3	6.2	2.1
Total research and development expenses	$47.1	$49.5	$(2.4)

Research and development expenses decreased by $2.4 million for the three months ended June 30, 2022 over the same period in 2021 primarily due to reduced spending on our plamotamab and XmAb819 programs, partially offset by increased spending on our new development programs, XmAb808 and XmAb662.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended
	June 30,
	2022	2021	Change
General and administrative	$11.1	$8.9	$2.2

General and administrative expenses increased by $2.2 million for the three months ended June 30, 2022 over the same period in 2021 primarily due to increased general and administrative staffing and additional lease expenses.

Other Income (Expense), Net

Other income (expense), net was ($6.0) million and $43.2 million for the three months ended June 30, 2022 and 2021, respectively. Other income (expense) net for the three months ended June 30, 2022 consists primarily of unrealized loss recognized from the change in fair value of our equity investments. Other income (expense), net for the three months ended June 30, 2021 consists primarily of realized gain from the sale of an equity instrument as well as the unrealized gain recognized from the change in our accounting for one of our equity investments.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in millions):

	Six Months Ended
	June 30,
	2022	2021	Change

Revenues:
Research collaboration	$2.0	$73.4	$(71.4)
Milestone	5.0	14.0	(9.0)
Royalties	108.7	14.0	94.7
Total revenues	115.7	101.4	14.3
Operating expenses:
Research and development	94.8	90.9	3.9
General and administrative	22.4	17.1	5.3
Total operating expenses	117.2	108.0	9.2
Other income, net	(8.9)	56.4	(65.3)
Net income (loss)	$(10.4)	$49.8	$(60.2)

Revenues

Revenues for the six months ended June 30, 2022 are primarily from milestone revenue from Astellas and royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the six months ended June 30, 2021 are primarily from the collaboration with Janssen, milestone revenue recognized from MorphoSys and Novartis, research revenue recognized in connection with the expiration of research terms under the Novartis collaboration, and the royalty revenue from Alexion, MorphoSys, and Vir.

Research and Development Expenses

	Six Months Ended
	June 30,
	2022	2021	Change
Product programs:
Bispecific programs:
CD3 programs:
Vibecotamab(1)(2)	2.9	4.9	(2.0)
Plamotamab(3)	7.1	17.0	(9.9)
Tidutamab(4)	6.4	8.2	(1.8)
XmAb819 (ENPP3 x CD3)	5.6	7.3	(1.7)
Total CD3 programs	22.0	37.4	(15.4)

XmAb808 (B7-H3 x CD28)	8.9	0.5	8.4

Tumor micro environment (TME) activator programs:
Vudalimab	11.1	12.2	(1.1)
XmAb104	11.8	8.8	3.0
XmAb841(5)	4.6	5.5	(0.9)
Total TME activators programs	27.5	26.5	1.0

Cytokine programs:
XmAb306/RG6323 programs(6)	7.5	6.9	0.6
XmAb564	6.9	6.8	0.1
XmAb662 (IL-12-Fc)	7.1	0.4	6.7
Total cytokine programs	21.5	14.1	0.7

Subtotal bispecific programs	79.9	78.5	1.4

Other, research and early stage programs	14.9	12.4	2.5

Total research and development expenses	$94.8	$90.9	$3.9

(1)	The costs are net of cost-sharing reimbursement from Novartis under the Novartis Agreement.
(2)	Represents wind down costs of the program; the Company stopped development of the vibecotamab program in 2021.
(3)	The costs are net of cost-sharing reimbursement from Janssen under the Second Janssen Agreement.
(4)	The Company stopped development of the tidutamab program in the second quarter of 2022.
(5)	The Company stopped development of the XmAb841 program in the second quarter of 2022.
(6)	Includes our share of costs paid to Genentech for cost-sharing under the Genentech Agreement.

	Six Months Ended
	June 30,
	2022	2021	Change
External research and development expenses	$41.1	$47.3	$(6.2)
Internal research and development expenses	38.3	31.9	6.4
Stock based compensation	15.4	11.7	3.7
Total research and development expenses	$94.8	$90.9	$3.9

Research and development expenses increased by $3.9 million for the six months ended June 30, 2022 over the same period in 2021 primarily due to increased spending on our new development programs, XmAb808 and XmAb662, partially offset by reduced spending on our plamotamab program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in millions):

	Six Months Ended
	June 30,
	2022	2021	Change
General and administrative	$22.4	$17.1	$5.3

General and administrative expenses increased by $5.3 million for the six months ended June 30, 2022 over the same period in 2021 primarily due to increased general and administrative staffing and additional lease expenses.

Other Income (Expense), Net

Other income (expense), net was ($8.9) million and $56.4 million for the six months ended June 30, 2022 and 2021, respectively. Other income (expense) net for the six months ended June 30, 2022 consists primarily of unrealized loss recognized from the change in fair value of our equity investments. Other income (expense), net for the six months ended June 30, 2021 consists primarily of realized gain from the sale of an equity instrument, as well as the unrealized gain recognized from the change in our accounting for an equity investment, and unrealized gain recognized with respect to the exchange of shares without a readily determinable fair value for shares in an entity with a readily determinable fair value.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$50,084	$(39,620)	$89,704
Investing activities	(147,398)	(15,261)	(132,137)
Financing activities	3,244	7,179	(3,935)
Net decrease in cash	$(94,070)	$(47,702)	$(46,368)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2022 was $50.1 million, while cash used in operating activities for the six months ended June 30, 2021 was $39.6 million. The increase in cash provided by operating activities is primarily due to additional royalty revenue recognized in the six months ended June 30, 2022.

Investing Activities

Investing activities consist primarily of investments in marketable securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities represents net proceeds from the exercise of stock options and ESPP purchase for the six months ended June 30, 2022 and June 30, 2021, respectively. The proceeds received from option exercises decreased by $3.9 million over the same period in 2021.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of June 30, 2022, we had $679.7 million of cash, cash equivalents, receivables, and marketable debt securities compared to $664.1 million as of December 31, 2021. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended June 30, 2022.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2022.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

10.1	First Amendment to Office Lease, dated May 19, 2022, by and between the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 3, 2022