Form 10-Q
period 2022-09-30
Xencor Inc
filed 2022-11-07
CIK 1326732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2022
Common stock, par value $0.01 per share	59,924,016

Xencor, Inc.

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2022

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

PART I — FINANCIAL INFORMATION

ITEM 1.          Financial Statements

Xencor, Inc.

Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,654	$143,480
Marketable debt securities	515,398	153,767
Marketable equity securities	32,184	36,860
Accounts receivable	44,876	66,384
Prepaid expenses	22,886	23,877
Total current assets	667,998	424,368
Property and equipment, net	51,040	28,240
Patents, licenses, and other intangible assets, net	18,094	16,493
Marketable debt securities - long term	41,720	300,465
Marketable equity securities - long term	31,124	31,262
Notes receivable - long term	5,000	5,000
Right of use (ROU) asset	19,680	31,730
Other assets	613	653
Total assets	$835,269	$838,211
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,618	$14,001
Accrued expenses	19,289	19,443
Lease liabilities	20,551	—
Deferred revenue	35,186	37,294
Income tax payable	388	—
Total current liabilities	90,032	70,738
Lease liabilities, net of current portion	22,539	33,969
Total liabilities	112,571	104,707
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2022 and December 31, 2021; 59,773,337 issued and outstanding at September 30, 2022 and 59,355,558 issued and outstanding at December 31, 2021	598	595
Additional paid-in capital	1,058,219	1,017,523
Accumulated other comprehensive loss	(9,875)	(1,510)
Accumulated deficit	(326,244)	(283,104)
Total stockholders’ equity	722,698	733,504
Total liabilities and stockholders’ equity	$835,269	$838,211

See accompanying notes.

Xencor, Inc.

Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
Collaborations, milestones, and royalties	$27,299	$19,683	$142,969	$121,096
Operating expenses
Research and development	53,273	50,610	148,111	141,519
General and administrative	12,374	10,373	34,738	27,462
Total operating expenses	65,647	60,983	182,849	168,981
Loss from operations	(38,348)	(41,300)	(39,880)	(47,885)
Other income (expenses)
Interest income, net	1,379	196	2,749	558
Other expense, net	(1)	(593)	(244)	(610)
Gain (loss) on equity securities, net	5,299	1,506	(4,676)	57,507
Total other income (expense), net	6,677	1,109	(2,171)	57,455

Income (loss) before income tax expense	(31,671)	(40,191)	(42,051)	9,570
Income tax expense	1,088	—	1,088	—
Net income (loss)	(32,759)	(40,191)	(43,139)	9,570

Other comprehensive loss
Net unrealized loss on marketable debt securities	(931)	(59)	(8,366)	(149)
Comprehensive income (loss)	$(33,690)	$(40,250)	$(51,505)	$9,421

Basic net income (loss) per common share	$(0.55)	$(0.69)	$(0.72)	$0.16
Diluted net income (loss) per common share	$(0.55)	$(0.69)	$(0.72)	$0.16

Basic weighted average common shares outstanding	59,716,594	58,350,647	59,564,985	58,199,928
Diluted weighted average common shares outstanding	59,716,594	58,350,647	59,564,985	60,346,480

See accompanying notes.

Xencor, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504
Issuance of common stock upon exercise of stock awards	36,500	—	731	—	—	731
Issuance of restricted stock units	137,134	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	(5,611)	23,594	17,983
Stock-based compensation	—	—	10,805	—	—	10,805
Balance, March 31, 2022 (unaudited)	59,529,192	$596	$1,029,058	$(7,121)	$(259,510)	$763,023

Issuance of common stock upon exercise of stock awards	70,874	1	1,315	—	—	1,316
Issuance of restricted stock units	15,774	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	68,580	1	1,196	—	—	1,197
Comprehensive loss	—	—	—	(1,823)	(33,975)	(35,798)
Stock-based compensation	—	—	12,603	—	—	12,603
Balance, June 30, 2022	59,684,420	598	1,044,172	(8,944)	(293,485)	742,341

Issuance of common stock upon exercise of stock awards	71,530	—	1,287	—	—	1,287
Issuance of restricted stock units	17,387	—	—	—	—	—
Comprehensive loss	—	—	—	(931)	(32,759)	(33,690)
Stock-based compensation	—	—	12,760	—	—	12,760
Balance, September 30, 2022 (unaudited)	59,773,337	$598	$1,058,219	$(9,875)	$(326,244)	$722,698

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Stockholders’ Equity	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	$572,444
Issuance of common stock upon exercise of stock awards	230,701	2	5,337	—	—	5,339
Issuance of restricted stock units	117,808	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	23	(2,487)	(2,464)
Stock-based compensation	—	—	8,293	—	—	8,293
Balance, March 31, 2021 (unaudited)	58,221,953	$583	$951,154	$97	$(368,222)	$583,612

Issuance of common stock upon exercise of stock awards	52,790	1	902	—	—	903
Issuance of restricted stock units	10,190	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	30,552	—	937	—	—	937
Comprehensive income (loss)	—	—	—	(112)	52,248	52,136
Stock-based compensation	—	—	9,350	—	—	9,350
Balance, June 30, 2021	58,315,485	584	962,343	(15)	(315,974)	646,938

Issuance of common stock upon exercise of stock awards	132,709	1	3,228	—	—	3,229
Issuance of restricted stock units	6,617	—	—	—	—	—
Comprehensive loss	—	—	—	(59)	(40,191)	(40,250)
Stock-based compensation	—	—	8,943	—	—	8,943
Balance, September 30, 2021 (unaudited)	58,454,811	$585	$974,514	$(74)	$(356,165)	$618,860

See accompanying notes.

Xencor, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(43,139)	$9,570
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,640	5,384
Amortization of premium on marketable securities	909	2,632
Stock-based compensation	36,168	26,586
Abandonment of capitalized intangible assets	1,331	727
Equity received in connection with sale of financial assets	—	(3,300)
Change in fair value of equity securities	4,676	(39,206)
Impairment on equity securities	138	563
Loss on disposal of assets	132	17
Changes in operating assets and liabilities:
Accounts receivable and contract asset	21,508	3,398
Interest receivable from marketable debt securities	(392)	182
Prepaid expenses and other assets	1,031	(10,599)
Accounts payable	617	177
Accrued expenses	(154)	4,505
Income taxes	388	—
Lease liabilities and ROU assets	21,171	386
Deferred revenue	(2,108)	(79,665)
Net cash provided by (used in) operating activities	48,916	(78,643)
Cash flows from investing activities
Purchase of marketable debt securities	(317,058)	(387,826)
Purchase of equity securities	—	(842)
Proceeds from sale of property and equipment	—	4
Purchase of intangible assets	(3,977)	(2,348)
Purchase of property and equipment	(28,528)	(6,979)
Proceeds from maturities of marketable debt securities	205,290	343,882
Net cash used in investing activities	(144,273)	(54,109)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	3,334	9,471
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,197	937
Net cash provided by financing activities	4,531	10,408
Net decrease in cash and cash equivalents	(90,826)	(122,344)
Cash and cash equivalents, beginning of period	143,480	163,544
Cash and cash equivalents, end of period	$52,654	$41,200

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13	$13
Income taxes	$72	$—
Supplemental disclosures of non-cash investing activities
Unrealized loss on marketable debt securities	$(8,366)	$(149)

See accompanying notes.

Xencor, Inc.

Notes to Financial Statements

(unaudited)

September 30, 2022

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

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.4 million related to an acquired license.

The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $0.3 million and $1.3 million of in-process intangible assets during the three and nine months ended September 30, 2022, respectively. There was no material abandonment of in-process intangible assets during the three months ended September 30, 2021. We abandoned $0.3 million of in-process intangible assets during the nine months ended September 30, 2021.

Marketable Debt and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and nine months ended September 30, 2022 and 2021. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of $0.9 million and $8.4 million, respectively, in its portfolio of marketable debt securities. The unrealized losses are due to the changing interest rate environment and are not due to changes in the credit quality of the underlying securities. The unrealized losses are recorded in other comprehensive income (loss) for the three and nine months ended September 30, 2022.

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

The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no impairment charge recorded for the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $0.1 million in connection with equity securities without a readily determinable fair value. During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0.6 million.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2022
	(unaudited)			December 31, 2021
	Total			Total
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Money Market Funds	$24,506	$24,506	$—	$123,892	$123,892	$—
Corporate Securities	186,597	—	186,597	144,418	—	144,418
Government Securities	370,521	—	370,521	309,814	—	309,814
	$581,624	$24,506	$557,118	$578,124	$123,892	$454,232

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1 and Level 2.

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

Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(32,759)	$(40,191)	$(43,139)	$9,570
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	59,716,594	58,350,647	59,564,985	58,199,928
Effect of dilutive securities	—	—	—	2,146,552
Weighted-average common shares outstanding used in computing diluted net income (loss)	59,716,594	58,350,647	59,564,985	60,346,480
Basic net income (loss) per common share	$(0.55)	$(0.69)	$(0.72)	$0.16
Diluted net income (loss) per common share	$(0.55)	$(0.69)	$(0.72)	$0.16

For the three and nine months ended September 30, 2022 and three months ended September 30, 2021, we excluded all shares of stock issuable pursuant to outstanding options and RSUs from the calculation, because the inclusion of such shares would have had an anti-dilutive effect. For the nine months ended September 30, 2021, we excluded 1,139,403 shares of stock issuable pursuant to outstanding options and RSUs from the calculation, because the inclusion of such shares would have had an anti-dilutive effect.

4. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For each of the three- and nine-month periods ended September 30, 2022 and 2021, the only component of other comprehensive loss is net unrealized loss on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during each of the three- and nine-month periods ended September 30, 2022 and 2021.

5. Marketable Debt and Equity Securities

The Company’s marketable debt securities held as of September 30, 2022 and December 31, 2021 are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2022	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$24,506	$—	$—	$24,506
Corporate Securities	188,360	—	(1,763)	186,597
Government Securities	378,623	—	(8,102)	370,521
	$591,489	$—	$(9,865)	$581,624

Reported as
Cash and cash equivalents				$24,506
Marketable securities				557,118
Total investments				$581,624

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
(in thousands)
Money Market Funds	$123,892	$—	$—	$123,892
Corporate Securities	144,584	—	(166)	144,418
Government Securities	311,148	1	(1,335)	309,814
	$579,624	$1	$(1,501)	$578,124

Reported as
Cash and cash equivalents				$123,892
Marketable securities				454,232
Total investments				$578,124

The maturities of the Company’s marketable debt securities as of September 30, 2022 are as follows:

	Amortized	Estimated
September 30, 2022	Cost	Fair Value
(in thousands)
Mature in one year or less	$523,629	$515,398
Mature within two years	43,354	41,720
	$566,983	$557,118

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2022 and December 31, 2021 are as follows:

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
September 30, 2022	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$143,625	$(1,649)	$2,880	$(114)
Government Securities	331,407	(6,582)	38,840	(1,520)
	$475,032	$(8,231)	$41,720	$(1,634)

	Less than 12 months		12 months or greater
		Unrealized		Unrealized
December 31, 2021	Fair value	losses	Fair value	losses
(in thousands)
Corporate Securities	$50,337	$(51)	$45,872	$(115)
Government Securities	39,909	(54)	254,593	(1,281)
	$90,246	$(105)	$300,465	$(1,396)

The unrealized losses from the available-for-sale securities are primarily due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.

The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For the three and nine months ended September 30, 2022, a gain of $5.3 million and a loss of $4.7 million, respectively, were recorded under other income (expense) related to these securities. Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of September 30, 2022 and December 31, 2021 are as follows:

	Fair Value	Fair Value
	September 30, 2022	December 31, 2021
Astria Common Stock	$5,785	$3,449
INmune Common Stock	11,690	19,233
Viridian Common Stock	14,709	14,178
	$32,184	$36,860

The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value	Carrying Value
	September 30, 2022	December 31, 2021
Astria Preferred Stock	$174	$312
Zenas Preferred Stock	30,950	30,950
	$31,124	$31,262

In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis) in connection with a licensing transaction. In 2021, Quellis merged into Astria Therapeutics, Inc. (Astria) (formerly Catabasis Pharmaceuticals, Inc.), and the Company received common and preferred stock in Astria in exchange for its Quellis equity. The shares of Astria common stock have a readily determinable fair value. The adjustment in the fair value of the Astria common stock has been recorded as a gain in equity securities for the three and nine months ended September 30, 2022.

The Company records its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the shares of preferred stock at their initial cost and to review the carrying value for impairment or other changes in carrying value at each reporting period. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $0.1 million related to its investment in Astria’s preferred stock.

The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded as a loss in equity securities for the three and nine months ended September 30, 2022.

The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded as a gain in equity securities for the three and nine months ended September 30, 2022.

The Company currently holds an equity interest in Zenas BioPharma Limited (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas and a warrant to acquire additional equity in Zenas in a subsequent financing. The Company also holds a convertible promissory note from Zenas. The Company elected the measurement alternative to carry the Zenas equity and the warrant at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three and nine months ended September 30, 2022, there has not been any impairment or observable price changes related to this investment.

Unrealized (loss) gain recognized on equity securities during each of the three- and nine-month periods ended September 30, 2022 and 2021, consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gain (loss) recognized on equity securities	$5,299	$1,506	$(4,676)	$57,507
Less: net gain recognized on sale of equity securities	—	—	—	(18,301)
Unrealized gain (loss) recognized on equity securities	$5,299	$1,506	$(4,676)	$39,206

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

As of September 30, 2022, the total number of shares of common stock available for issuance under the 2013 Plan is 14,974,396. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,374,222 shares on January 1, 2022. As of September 30, 2022, a total of 14,407,906 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of September 30, 2022, the total number of shares of common stock available for issuance under the ESPP is 576,409. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the ESPP was increased by 593,555 shares on January 1, 2022. As of September 30, 2022, we have issued a total of 598,432 shares of common stock under the ESPP.

During the nine months ended September 30, 2022, the Company awarded 809,630 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of September 30, 2022, a total of 1,934,117 RSUs have been granted under the 2013 Plan.

Total employee, director and non-employee stock-based compensation expense recognized for the three months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative	$4,736	$3,370	$12,760	$9,300
Research and development	8,024	5,573	23,408	17,286
	$12,760	$8,943	$36,168	$26,586

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock options	$7,833	$6,959	$22,178	$20,844
ESPP	282	265	873	766
RSUs	4,645	1,719	13,117	4,976
	$12,760	$8,943	$36,168	$26,586

The following table summarizes option activity under our stock plans and related information:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares Subject	Price	Contractual	Intrinsic
	to Outstanding	(Per	Term	Value
	Options	Share)	(in years)	(in thousands)
Balance at December 31, 2021	8,676,329	$29.11	6.65	$100,057
Options granted	2,007,833	$29.58
Options forfeited	(440,882)	$33.77
Options exercised	(178,904)	$18.64
Balance at September 30, 2022	10,064,376	$29.18	6.51	$27,085
Exercisable	6,401,896	$26.57	5.21	$26,936

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $25.98 per share as of September 30, 2022.

The weighted-average fair value of options granted during the nine-month periods ended September 30, 2022 and 2021 were $15.50 and $21.96 per share, respectively. There were 1,662,574 options granted during the nine-month period ended September 30, 2021. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and nine months ended September 30, 2022 and 2021:

	Options		Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (years)	6.1	6.0	6.3	6.2
Expected volatility	51.9%	55.6%	53.0%	55.6%
Risk-free interest rate	3.38%	0.88%	2.02%	1.00%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	43.2 - 55.7%	46.1 - 66.4%	43.2 - 55.7%	46.1 - 66.4%
Risk-free interest rate	0.13 - 2.82%	0.04 - 1.65%	0.13 - 2.82%	0.04 - 1.65%
Expected dividend yield	—%	—%	—%	—%

As of September 30, 2022, the unamortized compensation expense related to unvested stock options was $59.1 million. The remaining unamortized compensation expense will be recognized over the next 2.5 years. As of September 30, 2022, the unamortized compensation expense under our ESPP was $1.4 million. The remaining unamortized expense will be recognized over the next 1.2 years.

The following table summarizes the RSU activity for the nine-month period ended September 30, 2022:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
	Units	(Per unit)

Unvested RSUs at December 31, 2021	826,148	$37.79
Granted	809,630	29.61
Vested	(170,295)	37.42
Forfeited	(108,076)	33.65
Unvested RSUs at September 30, 2022	1,357,407	$33.28

As of September 30, 2022, the unamortized compensation expense related to unvested RSUs was $32.0 million. The remaining unamortized expense will be recognized over the next 2.0 years.

7. Leases

The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term. In July 2017, under a separate agreement, the Company entered into a lease for additional space in the same building with a lease that continues through September 2022. The lease contained an option to renew for additional lease term and the option period has lapsed. In October 2022, the Company entered into an amendment to extend the lease under existing terms through January 31, 2023. For the three and nine months ended September 30, 2022, ROU assets obtained in exchange for new operating lease liabilities are $0.3 million.

In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commences on August 1, 2022 and provides the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million. In August 2022, the Company entered into an amendment, which the Company would receive an additional $5.0 million in tenant improvement allowance in exchange for an increase in the rental rate of the phase 1 space. For the three and nine months ended September 30, 2022, ROU assets obtained in exchange for new operating lease liabilities are $11.4 million.

The Company leases additional office space in San Diego, California through August 2022. In May 2022, the Company extended the term of the lease through December 2023. For the nine months ended September 30, 2022, ROU assets obtained in exchange for new operating lease liabilities are $1.5 million.

The Company also leases additional office space in Monrovia, California under a lease that extends through January 2023, with an option to extend for an additional two years. The Company has assessed that it is unlikely to exercise the option to extend the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at September 30, 2022 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2022	$727
2023	7,251
2024	6,072
2025	6,176
2026	5,638
2027	5,791
Thereafter	49,407
Total undiscounted lease payments	81,062
Less: Tenant allowance	(3,489)
Less: Imputed interest	(34,483)
Present value of lease payments	$43,090

Lease liabilities - short-term	$20,551
Lease liabilities - long-term	22,539
Total lease liabilities	$43,090

The following table summarizes lease costs and cash payments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating lease cost	$1,589	$1,553	$4,725	$2,780
Variable lease cost	156	16	287	44
Total lease costs	$1,745	$1,569	$5,012	$2,824

Cash paid for amounts included in
the measurement of lease liabilities	$564	$1,034	$1,913	$2,081

As of September 30, 2022, the weighted-average remaining lease term for operating leases is 11.9 years, and the weighted-average discount rate for operating leases is 9.1%. As of September 30, 2021, the weighted-average remaining lease term for operating leases is 12.3 years, and the weighted-average discount rate for operating leases is 5.7%.

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

9. Collaboration and Licensing Agreements

The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and nine months ended September 30, 2022 and 2021.

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

Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $7.3 million and $5.8 million of royalty revenue under this arrangement for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $20.2 million and $16.4 million of royalty revenue under this arrangement for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there is a receivable of $12.5 million related to royalties due under the arrangement, and there is no deferred revenue related to this agreement.

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

No revenue was recognized under the Amgen Agreement during the three and nine months ended September 30, 2022 or 2021, and there is no deferred revenue related to the arrangement.

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

At March 31, 2022, the Company recorded a contract asset of $5.0 million related to a future development milestone under the Astellas Agreement, and we received the milestone payment in July 2022.

The Company recognized $5.0 million of revenue for the nine months ended September 30, 2022; no revenue was recognized related to the arrangement for the three months ended September 30, 2022, and 2021, or the nine months ended September 30, 2021. As of September 30, 2022, there is no deferred revenue related to the arrangement.

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

In January 2021, Quellis merged into Astria (formerly Catabasis), and the Company received common stock and preferred stock of Astria in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended September 30, 2021. The Astria preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period.

The Company recognized an unrealized gain of $3.9 million and $2.3 million related to its equity interest in Astria for the three and nine months ended September 30, 2022, respectively. The Company recognized an unrealized loss of $2.4 million and an unrealized gain of $6.7 million related to its equity interest in Astria for the three and nine months ended September 30, 2021, respectively. There is no deferred revenue as of September 30, 2022 related to this agreement.

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

The Company did not recognize revenue related to the Genentech Agreement for the three and nine months ended September 30, 2022, or the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company recognized $2.5 million of revenue. As of September 30, 2022, there is a $3.2 million payable related to cost-sharing development activities during the second quarter of 2022 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of September 30, 2022, as obligations to perform research activities have expired.

INmune Bio, Inc.

In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune. Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. In connection with the agreement, the Company received shares of INmune common stock.

During the three months ended September 30, 2021, the Company determined that it should no longer record its investment in INmune under the equity method and recorded its investment in INmune pursuant to ASC 321.

For the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of $5.0 million and $7.5 million, respectively, related to its investment in INmune. For the three months ended September 30, 2021, the Company recorded $4.5 million of unrealized gain. For the nine months ended September 30, 2021, the Company recognized an unrealized gain of $32.5 million and a realized gain of $18.3 million.

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

There is a receivable of $3.7 million as of September 30, 2022, related to cost-sharing activities for development of plamotamab under the Second Janssen Agreement. The Company recognized $0.1 million and $6.3 million of revenue related to the two Janssen agreements for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $2.1 million and $37.0 million of revenue related to the two Janssen agreements for the nine months ended September 30, 2022, and 2021, respectively, and there is $35.2 million in deferred revenue as of September 30, 2022 related to the Second Janssen Agreement.

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

The Company recognized $2.1 million and $1.3 million of royalty revenue during the three months ended September 30, 2022 and 2021, respectively. The Company recognized $5.6 million and $16.4 million of revenue during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there is a receivable of $2.0 million related to estimated royalties due under the arrangement. As of September 30, 2022, there is no deferred revenue related to this agreement.

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

No revenue was recognized during the three and nine months ended September 30, 2022, or the three months ended September 30, 2021, from the Novartis Agreement. The Company recognized $41.1 million of revenue during the nine months ended September 30, 2021. As of September 30, 2022, there is a receivable of $0.3 million related to cost-sharing of development activities for the third quarter of 2022 for the vibecotamab program, and there is no deferred revenue as of September 30, 2022.

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

The Company recognized $17.8 million and $110.1 million of royalty revenue for the three and nine months ended September 30, 2022, respectively. The Company recognized $6.3 million and $7.7 million of revenue for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there is a receivable of $17.8 million related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.

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

The Company reported unrealized gain of $6.4 million and $0.5 million for the three and nine months ended September 30, 2022 related to the shares of Viridian common stock. The Company reported unrealized loss of $0.6 million for the three months ended September 30, 2021. For the nine months ended September 30, 2021, there was no unrealized gain or loss related to the shares of Viridian common stock. The Company did not recognize revenue for the three and nine months ended September 30, 2022 or 2021. There is no deferred revenue as of September 30, 2022 related to this agreement.

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

The Company did not record an impairment or change in the value of the Zenas equity or the warrant in Zenas in the three and nine months ended September 30, 2022 or 2021. The Company did not recognize any revenue related to the Zenas Agreement for the three and nine months ended September 30, 2022 or 2021, and there is no deferred revenue related to this agreement.

Revenue earned

The revenues recorded for the three and nine months ended September 30, 2022 and 2021 were earned principally from the following licensees (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Alexion	$7.3	$5.8	$20.2	$16.4
Astellas	—	—	5.0	—
Genentech	—	—	—	2.5
Janssen	0.1	6.3	2.1	37.0
MorphoSys	2.1	1.3	5.6	16.4
Novartis	—	—	—	41.1
Vir	17.8	6.3	110.1	7.7
Total	$27.3	$19.7	$143.0	$121.1

The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Research collaboration	$0.1	$6.3	$2.1	$79.7
Milestone	—	—	5.0	14.0
Royalties	27.2	13.4	135.9	27.4
Total	$27.3	$19.7	$143.0	$121.1

Remaining Performance Obligations and Deferred Revenue

The Company’s remaining performance obligation as of September 30, 2022 is conducting research activities pursuant to research plans under the Second Janssen Agreement. The Company’s obligation to perform research services under the Genentech and the Novartis Agreements ended upon expiration of the respective research terms for each agreement in the second quarter of 2021. As of September 30, 2022 and 2021, the Company has deferred revenue of $35.2 million and $13.0 million, respectively. All deferred revenue as of September 30, 2022 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Second Janssen Agreement.

10. Income taxes

The provision for income tax for the three and nine months ended September 30, 2022 is $1.1 million. There was no provision for income tax for the three and nine months ended September 30, 2021. Beginning in 2022, the Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize certain research and development costs and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Previously, such costs could be deducted in the period they were incurred. This provision may increase our taxable income for the tax year ended December 31, 2022 and subsequent years, and result in additional cash payments for our federal income taxes. As of September 30, 2022, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

11. Subsequent Event

In November 2022, Zenas closed on a Series B financing, pursuant to which a warrant to purchase Zenas equity that was held by the Company was automatically exercised, and a convertible note issued to the Company by Zenas was automatically converted with both converting into shares of Zenas’ Series B preferred stock. After the financing transaction, we will continue to record our investment in Zenas at fair value adjusted at each reporting period for impairment or other evidence of change in value. The equity shares in Zenas received from exercise of the warrant and conversion of the notes have an estimated fair value of $34.5 million and $7.7 million, respectively. As a result of the Zenas financing transaction, the estimated fair value of our investment in equity securities would increase by $17.9 million.

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

COVID-19

We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the three and nine months ended September 30, 2022, the changing nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have implemented restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug products, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug development and clinical operations.

The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:

●	Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, sotrovimab (VIR-7831), an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. Due to the high frequency of the Omicron BA.2 subvariant, sotrovimab is not currently authorized in any U.S. region. Sotrovimab currently has EUA temporary authorization or marketing approval (under the brand name Xevudy®) in more than 40 countries. Sotrovimab incorporates our Xtend Fc technology for longer duration of action.

●	Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected the amount of revenue we generate from such partnerships and collaborations for the quarter ended September 30, 2022. During this quarter, for example, we received approximately $27.2 million in revenue from our partnerships and collaborations.

Our ability to earn revenue from these and other partnerships is dependent on the ability of our partners to generate sales from products, such as Ultomiris®, Monjuvi® and sotrovimab, the ability of our partners to advance our partnered programs through later stages of development and through regulatory approval, which would entitle us to potential milestone payments. A majority of our revenue received in the first nine months of 2022 is royalty revenue from the sales of sotrovimab under our partnership with Vir. In April

2022, GSK, which is marketing sotrovimab with Vir, announced that a majority of the total 2022 projected sales of sotrovimab was recorded in the first quarter. We recorded royalty revenues of $70.3 million, $22.1 million, and $17.8 million in the first, second, and third quarter, respectively, related to sales of sotrovimab, and based on the guidance from GSK, we expect the amount of royalties that we expect to receive from the sale of sotrovimab to continue to decline in subsequent quarters. If the COVID-19 pandemic adversely affects the sales or clinical, development and regulatory progress of partnered programs, the amount of revenue we could earn would be adversely affected.

●	Clinical studies: We are currently enrolling patients into multiple clinical trials evaluating our drug candidates, and our partner Genentech is enrolling patients in multiple Phase 1 studies of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more XmAb technologies. Although the pandemic has not materially affected development of our clinical programs for the quarter ended September 30, 2022, some of our clinical programs have temporarily experienced slower patient enrollment, and the initiations of new studies for certain programs have been delayed. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.

●	Research, development, and administrative activities: We have implemented environmental, health, and safety procedures for all employees and have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of September 30, 2022, these activities have continued without interruption from the COVID-19 pandemic.

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

Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and other solid tumor types. We are conducting a Phase 2 study of vudalimab in patients with mCRPC, as a monotherapy or in combination with chemotherapy or a PARP inhibitor depending on the tumor’s molecular subtype. We plan to present data from the first patients in the study at the Annual Meeting of the Society for Immunotherapy of Cancer (SITC) in November 2022.

We are also conducting a second Phase 2 study in patients with advanced gynecologic malignancies, as well as clinically-defined high-risk mCRPC.

Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells, and we are co-developing the program in collaboration with Janssen. Data from the dose-escalation portion of a Phase 1 study in B-cell malignancies, including from patients with relapsed or refractory non-Hodgkin’s lymphoma (NHL), indicate that plamotamab was generally well tolerated and demonstrated encouraging clinical activity as a monotherapy. Expansion cohorts are actively recruiting patients with diffuse large B-cell lymphoma (DLBCL) and follicular lymphoma (FL) and are dosing using the recommended Phase 2 regimen to further evaluate the safety and efficacy of plamotamab monotherapy. Subcutaneous administration of plamotamab is being incorporated into the study, and we plan to present data from expansion cohorts at the American Society of Hematology (ASH) Annual Meeting in December 2022.

We are also collaborating with MorphoSys AG and Incyte Corporation to investigate the chemotherapy-free triple combination of plamotamab, tafasitamab, and lenalidomide in patients with relapsed or refractory DLBCL, first-line DLBCL and relapsed or refractory FL. In May 2022, we are enrolling in the first of these studies, a potentially registration-enabling Phase 2 study, in patients with relapsed or refractory DLBCL, an aggressive type of NHL.

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

In November 2022, we presented data from a randomized, double-blind, placebo-controlled Phase 1a study to evaluate the safety and tolerability of a single dose of XmAb564 administered subcutaneously in healthy volunteers. The study enrolled 48 subjects, with six dose-level cohorts each randomizing six subjects to XmAb564 and two subjects to placebo. The study demonstrated that a single dose of XmAb564 is well tolerated and generates a durable, dose-dependent and selective expansion of Tregs. In the highest dose cohort (0.065 mg/kg; Cohort 6), a 117-fold mean peak expansion over baseline in CD25bright cells was observed, with an 8-fold expansion in the bulk Treg population. The ratio of Tregs to conventional T cells also increased significantly in a dose-dependent manner. At day 21, both CD25bright and total Treg counts remained markedly elevated, potentially supporting a multi-week dosing profile. All adverse events (AEs) were either Grade 1 or 2 and resolved without intervention. Injection site reaction was the most reported AE.

Xencor has dosed the first patient in a newly initiated Phase 1b, multiple-ascending dose study of XmAb564 in patients with atopic dermatitis and psoriasis.

XmAb819 (ENPP3 x CD3): XmAb819 is a bispecific antibody that targets ENPP3 and CD3, and it is our lead XmAb 2+1 bispecific antibody candidate. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC) and exhibits low-level expression on normal tissues. We are currently enrolling a Phase 1 study to evaluate XmAb819 in patients with advanced clear cell RCC.

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

XmAb808 (B7-H3 x CD28): XmAb808 is a bispecific antibody that targets B7-H3 and CD28 and is our lead XmAb CD28 T cell engager. B7-H3 is a tumor-associated antigen overexpressed on a variety of solid tumors. We are conducting a Phase 1 study to evaluate XmAb808 in patients with advanced solid tumors.

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

Our CD28 platform is also the subject of two collaborations with Janssen. The first collaboration was announced in 2020 and involves our research efforts to create and characterize CD28 bispecific antibody candidates against a prostate tumor target specified by Janssen. The second Janssen collaboration was announced in October 2021 and includes conducting research activities with Janssen to create and characterize CD28 bispecific antibody candidates against B-cell targets during a two-year period, with Janssen having an exclusive worldwide license to develop selected molecules from the research activities in combination with plamotamab and other agents, such as other CD3 bispecific antibodies.

In April 2022, we presented emerging preclinical data from two wholly owned cytokine programs at the American Association for Cancer Research Annual Meeting: XmAb143, a decoy-resistant and potency-reduced IL18-Fc fusion protein, and a LAG-3 targeted IL15/IL15Rα-Fc fusion protein, which is biased toward binding and activating LAG-3-positive immune cells that are more likely to be tumor-reactive.

In November 2023, at the SITC Annual Meeting, we plan to present additional preclinical data from the IL18-Fc fusion protein and LAG-3 IL15/IL15Rα-Fc fusion protein programs, as well as preclinical data from our NK cell engager platform and costimulatory CD28 trispecific antibodies targeting PDL1 and PDL2.

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

The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. We earned $2.1 million in estimated royalties from MorphoSys for the three months ended September 30, 2022.

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

In March 2019, we entered into an agreement with Astellas Pharma, Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing. Astellas selected a bispecific antibody developed under the collaboration, ASP2138, a CLDN18.2 x CD3 bispecific antibody, for further development and is conducting a Phase 1 clinical study in patients with gastric, gastroesophageal, and pancreatic cancers. We recognized a $5.0 million milestone from Astellas for a development milestone in the first quarter of 2022.

In July 2022, we entered into an agreement with Caris Life Sciences, under which Caris will apply its proprietary end-to-end discovery platform to identify novel targets for XmAb bispecific antibody drug candidates, for the treatment of patients with cancer. Xencor will receive exclusive options to research, develop and commercialize products directed to up to three targets. Caris will receive an upfront payment and will be eligible to receive up to approximately $120.0 million in license fees, discovery, development, regulatory and sales-based milestones, in addition to royalty payments on net sales of each product commercialized by Xencor and future rights for molecular profiling and companion diagnostics for drug candidates developed under the collaboration.

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

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). In April 2022, Ultomiris was approved by the FDA for the treatment of adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AChR) antibody positive. Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. We earned $7.3 million in royalties from Alexion for the three months ended September 30, 2022.

Vir has non-exclusive access to multiple XmAb Fc technologies, including Xtend™ Fc technology, designed to extend the half-life of novel antibodies that Vir is investigating as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. A second drug candidate, VIR-7832, is in a Phase 1b/2a trial of adults with mild-to-moderate COVID-19. We earned $17.8 million in royalties from Vir for the three months ended September 30, 2022.

Vir has advanced two additional programs under our August 2019 agreement. VIR-2482 is being evaluated in a Phase 2 study as a universal prophylactic for influenza A. In October 2022, Vir announced that development of VIR-2482 in a Phase 2 study, which dosed its first patient the same month. Additionally, VIR-3434 is being evaluated in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection and hepatitis D virus infection.

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

As of September 30, 2022, we had an accumulated deficit of $326.2 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended
	September 30,
	2022	2021	Change

Revenues:
Research collaboration	$0.1	$6.3	$(6.2)
Royalties	27.2	13.4	13.8
Total revenues	27.3	19.7	7.6
Operating expenses:
Research and development	53.3	50.6	2.7
General and administrative	12.4	10.4	2.0
Total operating expenses	65.7	61.0	4.7
Other income, net	6.7	1.1	5.6
Loss before income tax expense	(31.7)	(40.2)	8.5
Income tax expense	1.1	—	1.1
Net loss	$(32.8)	$(40.2)	$7.4

Revenues

Revenues for the three months ended September 30, 2022 are primarily from royalty revenue from Alexion and Vir. Revenues for the three months ended September 30, 2021 are primarily from the collaboration with Janssen and royalty revenue from Alexion and Vir.

Research and Development Expenses

The following tables summarize our research and development expenses for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended
	September 30,
	2022	2021	Change
Product programs:
Bispecific programs:
CD3 programs:
Vibecotamab(1)(2)	$0.9	$1.5	$(0.6)
Plamotamab(3)	6.4	9.3	(2.9)
Tidutamab(4)	2.9	3.3	(0.4)
XmAb819 (ENPP3 x CD3)	2.5	3.9	(1.4)
Total CD3 programs	12.7	18.0	(5.3)

XmAb808 (B7-H3 x CD28)	3.9	3.3	0.6

Tumor micro environment (TME) activator programs:
Vudalimab	5.5	6.7	(1.2)
XmAb104	5.2	2.6	2.6
XmAb841(5)	1.9	3.5	(1.6)
Total TME activators programs	12.6	12.8	(0.2)

Cytokine programs:
XmAb306/RG6323 programs(6)	4.1	5.7	(1.6)
XmAb564	4.5	3.7	0.8
XmAb662 (IL-12-Fc)	5.4	2.1	3.3
IL-18-Fc	2.3	—	2.3
Total cytokine programs	16.3	11.5	4.8

Subtotal bispecific programs	45.5	45.6	(0.1)

Other, research and early stage programs	7.8	5.0	2.8

Total research and development expenses	$53.3	$50.6	$2.7

(1)	The costs are net of cost-sharing reimbursement from Novartis under the Novartis Agreement.
(2)	Represents wind down costs of the program; Novartis and the Company stopped development of the vibecotamab program in 2021.
(3)	The costs are net of cost-sharing reimbursement from Janssen under the Second Janssen Agreement.
(4)	Represents wind down costs of the program; the Company stopped development of the tidutamab program in the second quarter of 2022.
(5)	Represents wind down costs of the program; the Company stopped development of the XmAb841 program in the second quarter of 2022.
(6)	Includes our share of costs paid to Genentech for cost-sharing under the Genentech Agreement.

	Three Months Ended
	September 30,
	2022	2021	Change
External research and development expenses	$25.5	$28.2	$(2.7)
Internal research and development expenses	19.8	16.8	3.0
Stock based compensation	8.0	5.6	2.4
Total research and development expenses	$53.3	$50.6	$2.7

Research and development expenses increased by $2.7 million for the three months ended September 30, 2022 over the same period in 2021 primarily due to increased spending on our new development programs, XmAb662, and IL-18 programs, partially offset by reduced spending on our CD3 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended
	September 30,
	2022	2021	Change
General and administrative	$12.4	$10.4	$2.0

General and administrative expenses increased by $2.0 million for the three months ended September 30, 2022 over the same period in 2021 primarily due to increased general and administrative staffing and additional spending on professional fees.

Other Income, Net

Other income, net was $6.7 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Other income, net for the three months ended September 30, 2022 consists of unrealized gains recognized from the change in fair value of our equity investments and interest income earned on investments, while other income, net for the same period in 2021 consist primarily of unrealized gain recognized from the change in fair value of our equity investments.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended
	September 30,
	2022	2021	Change

Revenues:
Research collaboration	$2.1	$79.7	$(77.6)
Milestone	5.0	14.0	(9.0)
Royalties	135.9	27.4	108.5
Total revenues	143.0	121.1	21.9
Operating expenses:
Research and development	148.1	141.5	6.6
General and administrative	34.7	27.5	7.2
Total operating expenses	182.8	169.0	13.8
Other income (expense), net	(2.2)	57.5	(59.7)
Income (loss) before income tax expense	(42.0)	9.6	(51.6)
Income tax expense	1.1	—	1.1
Net income (loss)	$(43.1)	$9.6	$(52.7)

Revenues

Revenues for the nine months ended September 30, 2022 are primarily from milestone revenue from Astellas and royalty revenue from Alexion, MorphoSys, and Vir. Revenues for the nine months ended September 30, 2021 are primarily from our collaboration with Janssen, milestone revenue recognized from MorphoSys and Novartis, research revenue recognized under the Genentech and Novartis collaborations, and the royalty revenue from Alexion, MorphoSys, and Vir.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2022	2021	Change
Product programs:
Bispecific programs:
CD3 programs:
Vibecotamab(1)(2)	3.8	6.5	(2.7)
Plamotamab(3)	13.6	26.2	(12.6)
Tidutamab(4)	9.2	11.5	(2.3)
XmAb819 (ENPP3 x CD3)	8.1	11.2	(3.1)
Total CD3 programs	34.7	55.4	(20.7)

XmAb808 (B7-H3 x CD28)	12.9	4.0	8.9

Tumor micro environment (TME) activator programs:
Vudalimab	16.5	18.9	(2.4)
XmAb104	17.0	11.4	5.6
XmAb841(5)	6.5	8.9	(2.4)
Total TME activators programs	40.0	39.2	0.8

Cytokine programs:
XmAb306/RG6323 programs(6)	11.9	12.8	(0.9)
XmAb564	11.3	10.5	0.8
XmAb662 (IL-12-Fc)	12.6	2.8	9.8
IL-18-Fc	3.0	—	3.0
Total cytokine programs	38.8	26.1	12.7

Subtotal bispecific programs	126.4	124.7	1.7

Other, research and early stage programs	21.7	16.8	4.9

Total research and development expenses	$148.1	$141.5	$6.6

(1)	The costs are net of cost-sharing reimbursement from Novartis under the Novartis Agreement.
(2)	Represents wind down costs of the program; Novartis and the Company stopped development of the vibecotamab program in 2021.
(3)	The costs are net of cost-sharing reimbursement from Janssen under the Second Janssen Agreement.
(4)	The Company stopped development of the tidutamab program in the second quarter of 2022.
(5)	The Company stopped development of the XmAb841 program in the second quarter of 2022.
(6)	Includes our share of costs paid to Genentech for cost-sharing under the Genentech Agreement.

	Nine Months Ended
	September 30,
	2022	2021	Change
External research and development expenses	$66.5	$75.5	$(9.0)
Internal research and development expenses	58.2	48.7	9.5
Stock based compensation	23.4	17.3	6.1
Total research and development expenses	$148.1	$141.5	$6.6

Research and development expenses increased by $6.6 million for the nine months ended September 30, 2022 over the same period in 2021 primarily due to increased spending on our new development programs, XmAb808, XmAb662, and IL-18 programs, partially offset by reduced spending on our CD3 programs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021 (in millions):

	Nine Months Ended
	September 30,
	2022	2021	Change
General and administrative	$34.7	$27.5	$7.2

General and administrative expenses increased by $7.2 million for the nine months ended September 30, 2022 over the same period in 2021 primarily due to increased general and administrative staffing, spending on professional fees, and additional facility expenses.

Other Income (Expense), Net

Other income (expense), net was ($2.2) million and $57.5 million for the nine months ended September 30, 2022 and 2021, respectively. Other income (expense) net for the nine months ended September 30, 2022 consists primarily of unrealized loss recognized from the change in fair value of our equity investments, partially offset by the interest income recognized from our marketable debt securities. Other income (expense), net for the nine months ended September 30, 2021 consists primarily of realized gain from the sale of an equity instrument, as well as the unrealized gain recognized from the change in our accounting for an equity investment, and unrealized gain recognized with respect to the exchange of shares without a readily determinable fair value for shares in an entity with a readily determinable fair value.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$48,916	$(78,643)	$127,559
Investing activities	(144,273)	(54,109)	(90,164)
Financing activities	4,531	10,408	(5,877)
Net decrease in cash	$(90,826)	$(122,344)	$31,518

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 was $48.9 million, while cash used in operating activities for the nine months ended September 30, 2021 was $78.6 million. The increase in cash provided by operating activities is primarily due to additional royalty revenue recognized in the nine months ended September 30, 2022.

Investing Activities

Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities represents net proceeds from the exercise of stock options and ESPP purchase for the nine months ended September 30, 2022 and September 30, 2021, respectively. The proceeds received from option exercises decreased by $5.9 million over the same period in 2021.

Liquidity and Capital Resources

We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

As of September 30, 2022, we had $654.6 million of cash, cash equivalents, receivables, and marketable debt securities compared to $664.1 million as of December 31, 2021. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended September 30, 2022.

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

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2022.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

10.1	Second Amendment to Lease, dated August 2, 2022, by and between the Company and AG-LC 465 North Halstead Owner, L.P.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 7, 2022