Form 10-K
period 2022-12-31
Xencor Inc
filed 2023-02-27
CIK 1326732

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
__________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 was $1,624,180,194.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 15, 2023 was 60,030,076.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

Table of Contents`
Xencor, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2022
The Xencor logo is a trademark of Xencor, Inc. XmAb and Proteins by Design are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

Table of Contents`
PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:
•the effects of inflation and the COVID-19 pandemic on our financial condition, results of operations, cash flows and performance;
•our ability to execute on our plans to research, develop and commercialize our product candidates;
•the success of our ongoing and planned clinical trials;
•the timing of and our ability to obtain and maintain regulatory approval for our product candidates;
•our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;
•our ability to receive research funding and achieve anticipated milestones under our collaborations;
•our partners’ ability to advance drug candidates into, and successfully complete, clinical trials;
•our ability to attract collaborators with development, regulatory, and commercialization expertise;
•our ability to protect our intellectual property position;
•the rate and degree of market acceptance and clinical utility of our products;
•costs of compliance and our failure to comply with new and existing governmental regulations;
•the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;
•significant competition in our industry;
•the potential loss or retirement of key members of management;
•our failure to successfully execute our growth strategy including any delays in our planned future growth;
•our failure to maintain effective internal controls; and
•our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.
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

Table of Contents`
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered monoclonal antibody and cytokine therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. We use our protein engineering capabilities to increase our understanding of protein structures and interactions and to design new technologies and XmAb® drug candidates with improved properties. We advance these candidates into clinical-stage development, where we are conducting Phase 1 and Phase 2 studies for a broad portfolio of programs, to determine which programs we advance into later stages of development and potentially commercialization, which programs we partner to access complementary resources to optimize development, or which programs we terminate.
Our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and controls antibody structural architecture. The Fc domain is constant and interchangeable among antibodies, and our engineered XmAb Fc domains can be readily substituted for natural Fc domains.
Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we have developed an antibody scaffold to rapidly create novel multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three marketed XmAb medicines have been developed with our protein engineering technologies and are generating royalties for us.
Our protein engineering capabilities allow us to continually explore new functionality in the Fc region, which provides us with opportunities to:
•Create new technology platforms;
•Engineer new drug candidates to advance into development or as partnering opportunities; and
•Provide collaboration and licensing opportunities with partners for application of our technologies, access to our technologies, access to our drug candidates, or combinations of each.
Our Strategy
Our goal is to become a leading biopharmaceutical company focused on developing and commercializing engineered biologic medicines to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:
1.Advance the clinical development of our XmAb bispecific antibody and cytokine drug candidates. Our modular bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development for ourselves and our partners. We and our partners are enrolling patients in multiple clinical studies to evaluate our candidates.
2.Build and manage a large and diversified portfolio of XmAb drug candidates. We advance multiple candidates that we create from each of our XmAb technologies into early stages of development and evaluate data from such studies in managing our portfolio of candidates. We make additional investments in those candidates that demonstrate encouraging early clinical and scientific data, partner certain drug candidates to third-party biotechnology and pharmaceutical companies, and stop development of candidates based on the evaluation of emerging clinical and scientific data and the competitive environment for such programs.
3.Leverage our protein engineering capabilities, XmAb Fc domains, and XmAb drug candidates with partnerships, collaborations, and licenses to generate revenue streams, create new drug candidates and combination treatments, and identify new indications for our pipeline of drug candidates.

Table of Contents`
Generate revenue streams. The plug-and-play nature of our Fc technologies and our ability to generate multiple drug candidates efficiently provides us opportunities to generate revenue from licensing and collaboration arrangements. In 2022, we received total proceeds of $198.7 million in upfront payments, milestone payments and royalties from such arrangements.
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
4.Broaden the functionality of our XmAb Fc technology platforms. We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb Fc technology platforms. We use the modularity of our XmAb bispecific Fc domains to engineer bispecific antibodies and cytokines in a variety of structural formats.
5.Continue to expand our patent portfolio protecting our Fc technologies and XmAb drug candidates. We seek to expand our intellectual property estate and protect our proprietary Fc technologies, our development programs, and XmAb drug candidates by filing and prosecuting patents in the United States and other countries. Where appropriate, we will seek expansion and extension of patents issued for our product candidates and for partnered product candidates that incorporate one of our Fc technologies.
XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats
Our modular approach to protein engineering is a distinguishing feature of our Fc technologies. This inherent flexibility enables us to design multiple XmAb bispecific antibody and cytokine drug candidates with distinct and novel mechanisms-of-action and to seek out new applications of the XmAb Bispecific Fc Domain. Our business, research, and clinical efforts are to develop and advance our Fc technologies and our portfolio of XmAb bispecific antibody and engineered cytokine drug candidates in oncology and autoimmune diseases.
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
CD28 candidates: T cells in the tumor microenvironment require both T cell receptor (TCR) and co-stimulatory receptor engagement to achieve full activation. CD28 is a key immune co-stimulatory receptor on T cells; however, the ligands that activate T cells through CD28 are often not expressed on tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We have engineered XmAb bispecific antibodies to provide selective CD28 co-stimulation of T cells, activating them when bound to tumor cells.
TME activator candidates: Our tumor microenvironment (TME) activators have been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints or co-stimulating receptors. These candidates also incorporate our Xtend™ technology for longer half-life.

Table of Contents`
Cytokine candidates: Our engineered novel cytokine candidates are fusions of XmAb Bispecific Fc Domains and immune signaling proteins. We engineer our cytokine candidates with reduced potency to improve therapeutic index and with our Xtend technology for longer half-life.
We continue to invest in our protein engineering efforts to identify novel technologies and drug candidates.
Other XmAb Fc Domains
We have also created additional XmAb Fc domains, and we have successfully entered partnerships for these technologies and for XmAb drug candidates that incorporate them. We continue to seek additional partnering and licensing opportunities for these Fc domains. Additional XmAb Fc domains include:
1.Immune Inhibitor Fc Domain – selective immune inhibition and rapid target clearance, targeting the receptor FcγRIIb;
2.Cytotoxic Fc Domain – increased cytotoxicity, targeting the receptors FcγRIIIa on natural killer (NK) cells and FcγRIIa on other immune system cells; and
3.Xtend™ Fc Domain – extended antibody half-life, targeting the receptor FcRn on endothelial cells.
Approved or Authorized Medicines Engineered with XmAb Fc Domains
Currently three medicines that have been developed with our XmAb Fc domains are now marketed or made available by our partners. These medicines generated $152.1 million in royalty revenue for us in 2022, which has partially offset our internal development costs.
•Sotrovimab: Vir Biotechnology, Inc. and its partner GlaxoSmithKline Plc have made available sotrovimab, an antibody that targets the SARS-CoV-2 virus, and in 2021 they received an emergency use authorization (EUA) from the United States Food and Drug Administration (FDA) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. In the first quarter of 2022, the FDA deauthorized sotrovimab in treating patients with COVID-19. Sotrovimab has been granted a marketing authorization in the European Union (EU), approved via Japan’s Special Approval for Emergency Pathway in Japan, and granted conditional, provisional, or temporary authorizations in more than 40 other countries. GSK supplies sotrovimab under the name Xevudy. Sotrovimab incorporates our Xtend Fc domain for longer duration of action.
•Ultomiris® (ravulizumab-cwvz): Alexion’s Ultomiris is approved in the U.S., Europe, and Japan for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for the treatment of patients with atypical hemolytic uremic syndrome (aHUS). In April 2022, Ultomiris was approved by the FDA for the treatment of adult patients with generalized myasthenia gravis (bMG) who are anti-acetylcholine receptor (AChR) antibody positive. Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. Alexion used our Xtend™ Fc Domain to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®.
•Monjuvi® (tafasitamab-cxix): In 2020, the FDA approved Monjuvi under accelerated approval. Monjuvi is a humanized Fc-modified CD19 targeting immunotherapy indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). MorphoSys and Incyte are also conducting studies of tafasitamab in additional B-cell indications. Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG.

Table of Contents`
Drug Candidates in Clinical Development
There are currently 21 clinical-stage drug candidates or marketed medicines that have been developed with one or more of our Fc technologies.
A partner is also advancing a drug candidate that incorporates our DN-TNF technology.

Wholly Owned	Co-developed with Partners	Developed by Partners	Marketed by Partners
Vudalimab	Plamotamab	Obexelimab	Ultomiris*
XmAb104	XmAb306/RG6323	VIR-3434	Monjuvi*
XmAb564		VIR-2482	Sotrovimab
XmAb819		AMG 509
XmAb808		ASP2138
Novartis bispecific antibody
AIMab7195
Xpro1595/INB03
OMS906
*Alexion and MorphoSys are conducting additional Phase 3 studies in new indications with these candidates.
We are also supporting investigator sponsored trials evaluating vibecotamab (CD123 x CD3) and XmAb968 (CD38 x CD3).
We regularly evaluate our portfolio of candidates and make additional investments in candidates with promising early-stage clinical data, partner out other candidates, and stop development of candidates where early clinical data does not support further investment. During 2022:
•We initiated a second Phase 2 study for our vudalimab program,
•We initiated Phase 1 studies for our XmAb819 and XmAb808 programs,
•We initiated a Phase1b study for our XmAb564 program, and
•We stopped development of the tidutamab and XmAb841 programs and also stopped development of our plamotamab, tafasitamab and lenalidomide combination study.
XmAb Bispecific Fc Drug Candidates in Clinical Development
Currently, 10 XmAb drug candidates that have been engineered with our XmAb bispecific Fc domain are in active clinical development internally or with our partners.
•Five candidates are wholly owned and are being evaluated by us in Phase 2 or Phase 1 studies;
•Two candidates are being co-developed with partners; and
•Three additional candidates are being advanced by partners.
Additional candidates are advancing through the preclinical stages of development. Drug candidates with our bispecific Fc domain, both bispecific antibodies and cytokines, in clinical development include:
Wholly Owned Development Candidates
1.Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, and is designed to promote tumor-selective T-cell activation. We are conducting a Phase 2 clinical study of vudalimab in patients with mCRPC, as a monotherapy or in combination depending on molecular subtype, and a Phase 2 clinical study in patients with advanced gynecologic malignancies and clinically defined high-risk mCRPC. We continue to enroll patients into these clinical studies.

Table of Contents`
2.XmAb104 is a bispecific antibody that targets PD-1 and ICOS, an immune co-stimulatory receptor, and is being developed in multiple oncology indications. We are conducting a Phase 1 study to assess the safety, tolerability, and preliminary anti-tumor activity of XmAb104 in patients with selected solid tumors. Initial data reported in 2022 indicated XmAb104 was well tolerated and exhibited a distinct safety profile compared to other clinical-stage ICOS programs. We continue to enroll patients with select solid tumors in the dose expansion portion of the study, evaluating XmAb104 as a monotherapy and in combination with ipilimumab, an anti-CTLA4 antibody.
3.XmAb564 is a monovalent, potency-reduced interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In a Phase 1a clinical study of XmAb564, a single dose of XmAb564, administered subcutaneously in healthy volunteers, was well tolerated and generated durable, dose-dependent and selective expansion of Tregs. We are conducting a randomized, double-blind, placebo-controlled Phase 1b clinical study to evaluate the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients with atopic dermatitis or psoriasis.
4.XmAb819 is a first-in-class ENPP3 x CD3 XmAb 2+1 bispecific antibody that we are developing for patients with renal cell carcinoma (RCC). The XmAb 2+1 multivalent format enables greater selectivity for ENPP3 expressing tumor cells compared to normal cells, which also express ENPP3 at lower levels. We are conducting a Phase 1 study evaluating XmAb819 in patients with RCC.
5.XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific antibody designed to bind to the broadly expressed tumor antigen B7-H3, and selectively to the CD28 T-cell co-receptor only when bound to tumor cells, which was demonstrated in in vitro studies. In vivo studies further demonstrated strong potentiation of checkpoint and CD3 cytotoxic activity. Xencor is conducting a Phase 1 study of XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
Candidates Co-Developed with Partners
6.Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. In October 2021, we entered into a global collaboration and license agreement with Janssen to advance plamotamab and XmAb CD28 bispecific antibody combinations for the treatment of patients with B-cell malignancies. Janssen received worldwide exclusive development and commercial rights to plamotamab, and we are collaborating with Janssen on further clinical development of plamotamab, with us paying 20% of costs. We are conducting a Phase 1 study of plamotamab in patients with non-Hodgkin's lymphomas, and we continue enrolling patients into subcutaneous dose escalation cohorts of this study.
7.XmAb306 (RO7310729) is a potency-reduced IL15/IL15-receptor alpha complex fused to our bispecific Fc domain (IL15/IL15Rα-Fc). The Fc domain also incorporates our Xtend technology for extended half-life. Xencor is co-developing the program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab in patients with advanced solid tumors. Genentech is also conducting two additional Phase 1 studies, evaluating XmAb306 in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody). We continue to support enrollment into these clinical studies.
Candidates Advanced by Partners
8.AMG 509 is a STEAP1 x CD3 2+1 bispecific antibody that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Amgen is currently enrolling patients in a Phase 1 study of AMG 509 in patients with mCRPC. In February 2022, Amgen presented encouraging, preliminary pharmacodynamic activity by induction of percent maximum PSA decline among 30 patients in the study, which provides an early signal of activity and validation of the potential of the XmAb 2+1 format.
9.ASP2138 is a Claudin-18.2 x CD3 2+1 bispecific antibody that our partner Astellas is advancing for the treatment of patients with gastric, gastroesophageal and pancreatic cancers and is currently being evaluated in a Phase 1 study. The XmAb 2+1 multivalent format enables higher binding capability for Claudin-18.2 expressing cells.

Table of Contents`
10.Novartis XmAb undisclosed bispecific antibody candidate. Novartis is conducting a Phase 1 clinical study with an undisclosed bispecific antibody candidate that was developed with our bispecific Fc technology under our collaboration with them.
XmAb, Xtend, and Cytotoxic Fc Drug Candidates in Clinical Development
Currently, two drugs engineered with our Xtend Fc Domain and one drug we engineered with our XmAb Cytotoxic Fc Domain are marketed commercially by partners. In addition to these approved drugs, our partners are advancing multiple clinical-stage programs with antibodies engineered with XmAb, Xtend, and/or Cytotoxic Fc Domains, including:
•Vir Biotechnology, Inc.: Vir is advancing two candidates in clinical development. VIR-3434 is being evaluated in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection. VIR-2482 is being evaluated in a Phase 2 study as a universal prophylactic for influenza A.
•Gilead Sciences, Inc.: Gilead is supporting HIV candidates in clinical development that are broadly neutralizing antibodies that incorporate our Fc technologies; and
•Our partners are conducting preclinical studies of additional drug candidates engineered with these XmAb Fc domains.
Other Clinical Stage Drug Candidates
•AIMab7195 (XmAb7195) uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood levels of IgE, which mediates allergic responses and allergic disease. In February 2020, we licensed this drug candidate to Aimmune Therapeutics, Inc., now a wholly owned subsidiary of Nestlé S.A., which is advancing the candidate in clinical studies for allergic indications.
•Obexelimab targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain, which is designed to inhibit the function of B cells, an important component of the immune system. In November 2021, we licensed this drug candidate to Zenas BioPharma, which initiated a Phase 3 study with obexelimab in January 2023 in immunoglobulin G4-related disease (IgG4-RD).
•Xpro1595 is a proprietary TNF inhibitor candidate which we licensed to INmune Bio, Inc., in October 2017. INmune is currently advancing Xpro1595 through clinical development for patients with Alzheimer’s disease, mild cognitive impairment and treatment-resistant depression.
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
Examples of arrangements we have entered with our partners include:
•Product Licenses: Janssen Biotech, Inc., Genentech, MorphoSys AG, Nestlé S.A., Zenas BioPharma, INmune Bio, Inc.
•Novel Bispecific Antibody Collaborations: Janssen Biotech, Inc., Astellas Pharma, Inc., Amgen Inc., Novartis AG
•Technology Licensing Agreements: Alexion Pharmaceuticals, Inc., Vir Biotechnology, Inc., Gilead Sciences, Inc., Novartis AG, Omeros Corporation, Viridian Therapeutics, Inc., Astria Therapeutics, Inc.
•Strategic Collaborations: Atreca, Inc., The University of Texas MD Anderson Cancer Center, Caris Life Sciences
Product Licenses
Product licenses are arrangements in which we license to third parties partial or full rights to develop and commercialize our internally developed drug candidates. We seek partners that can provide infrastructure and resources to

Table of Contents`
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
We received a $100.0 million upfront payment, and Johnson & Johnson Innovation, JJDC, Inc., purchased $25.0 million of newly issued unregistered shares of our common stock. In addition, we are eligible to receive milestone payments and royalties on net sales as follows:
•Plamotamab. We are eligible to receive up to a total of $517.5 million in milestone payments, which includes $120.0 million in development milestones, $137.5 million in regulatory milestones, and $260.0 million in sales milestones, as well as tiered royalties in the mid-teen to low-twenties percent range on net sales of products containing plamotamab, including CD28/plamotamab combination products.
•CD28 Licensed Antibodies. We are eligible to receive up to a total of $670.0 million in milestone payments, which includes an aggregate of $169.4 million in development milestones and $240.6 million in regulatory milestones. For any products containing CD28 bispecific antibodies, but excluding CD28/plamotamab combination products, we are eligible to receive $260.0 million in sales milestones, as well as tiered royalties in the high-single digit to low-double digit range on net sales.
We are collaborating with Janssen on further clinical development of plamotamab with Janssen paying 80% and the Company paying 20% of costs.
We are generally responsible for conducting research activities, and Janssen is generally responsible for all development, manufacturing, and commercialization activities for CD28 bispecific antibodies that are advanced. Independent of plamotamab development activities, upon clinical proof-of-concept for a CD28 bispecific antibody that is being developed outside of a plamotamab combination, we have the right to opt-in to fund 15% of development costs and, if we opt in to fund such development costs, to perform up to 30% of the detailing efforts in the United States. We would then be eligible for low-double digit to mid-teen percent royalties on net sales of those products. In January 2023, Janssen selected a CD28 candidate that we developed under the collaboration for further development.
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

Table of Contents`
Tafasitamab, which we engineered with an XmAb Cytotoxic Fc Domain, is the second XmAb medicine to be approved by the FDA.
In 2022, we earned royalties of $7.8 million on net sales. We are also eligible to receive up to $85.5 million in additional milestones for development of tafasitamab in additional oncology indications and $50.0 million in sales milestones across all indications. We are entitled to receive tiered royalties in the high-single digit to low-double digit percent range on net sales. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi® in the U.S., and is marketed by Incyte under the brand name Minjuvi® in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S.
Nestlé S.A./Aimmune Therapeutics, Inc.
In February 2020, we granted Aimmune Therapeutics, Inc., an exclusive worldwide license to develop and commercialize XmAb7195, which was renamed AIMab7195. Aimmune was subsequently acquired by Nestlé S.A. We received an upfront payment and we are eligible to receive development, regulatory and sales milestones and tiered royalties in the high-single to mid-teen percent range on net sales of approved products. Nestlé is responsible for all further development of AIMab7195 and is planning additional studies of the candidate.
INmune Bio, Inc.
In October 2017, we entered into an agreement with INmune Bio, Inc., for an exclusive license to our Xpro1595 drug candidate. In connection with the license, we received shares of INmune common stock, an option to acquire additional outstanding shares of INmune , and a second option to acquire additional shares of Inmune common stock. In 2021, we sold the initial option to INmune, and we received $15.0 million in cash proceeds and additional shares of INmune common stock. In 2021, we exercised the second option to acquire additional shares of common stock.
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
In November 2021, we entered into a second agreement with Zenas to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. Zenas issued a warrant giving us the right to acquire additional Zenas equity, such that our total equity in Zenas would be 15% of its fully diluted capitalization following the closing of Zenas’ next round of equity financing, subject to certain requirements. In 2022, Zenas completed a financing transaction, and we received additional shares in Zenas in exchange for the warrant such that our total ownership is equal to 15% of the fully diluted outstanding shares of Zenas. We are eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercialization milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography. Zenas will have sole responsibility for advancing the research, development, regulatory and commercial activities of obexelimab worldwide. In January 2023, Zenas initiated a Phase 3 study of obexelimab.
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

Table of Contents`
Janssen Biotech, Inc.
In November 2020, we entered into an agreement, with Janssen Biotech, Inc. (Janssen), to develop XmAb bispecific antibodies against CD28 and an undisclosed prostate tumor target, for the potential treatment of patients with prostate cancer. Under the agreement, we conducted research activities to develop CD28 bispecific drug candidates for further development by Janssen. Preclinical activities and all clinical development, regulatory and commercial activities will be conducted by Janssen, which has exclusive worldwide rights to develop and commercialize the novel drug candidates developed in the collaboration. We received a $50.0 million upfront payment and are eligible to receive development, regulatory and sales milestones, and we are also eligible to receive tiered royalties in the high-single to low-double digit percentage range on net sales.
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
In 2021, Janssen selected a candidate developed under the agreement for further development and we received a milestone payment, and we are eligible to receive an additional $156.9 million in development milestones as the program advances.
Astellas Pharma, Inc.
In March 2019, we entered into an agreement with Astellas Pharma, Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing. Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities. Astellas has selected a bispecific antibody developed under the collaboration, ASP2138, a CLDN18.2 x CD3 XmAb 2+1 bispecific antibody, for further development to treat patients with gastric, gastroesophageal, and pancreatic cancers. We received an upfront payment and we are eligible to receive development, regulatory and sales milestones and royalties on net sales in the high-single to low-double digit percentage range. In 2022, we received a $5.0 million milestone payment related to Astellas advancing the ASP2138 candidate into Phase 1 studies, and we are eligible to receive an additional $25.0 million in development milestones as the program advances.
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
Novartis AG
In connection with our June 2016 agreement with Novartis, we applied our XmAb bispecific Fc technology to a target pair antibody selected by Novartis. Novartis is responsible for development and commercialization of the program. We are eligible to receive development, regulatory and sales milestone payments and royalties in the mid-single digit percent range on net sales of approved products. Novartis is conducting a Phase 1 study of an undisclosed bispecific antibody candidate.
Technology Licensing Agreements
We enter into technology licensing agreements in which we license access to one or more of our XmAb Fc technologies on a restricted basis, typically to our XmAb Cytotoxic Fc Domain and/or our Xtend Fc Domain. Our partners are responsible for all research, development and commercialization activities of the drug candidates. The plug-and-play

Table of Contents`
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
In 2013, we licensed Alexion the right to access our Xtend Fc domain, which Alexion used to develop an improved version of Alexion’s commercialized Soliris product. The Xtend technology increased the circulating half-life of Ultomiris by over three-fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris. During 2022, we recorded royalty revenue of $29.4 million. We are eligible to receive an additional $20.0 million in sales milestones and a low-single digit percent royalty on the sale of approved products.
Vir Biotechnology, Inc.
Sotrovimab, an antibody that targets the SARS-CoV-2 virus, has received an emergency use authorization from the FDA and temporary authorizations in multiple global markets for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. In March 2020, we entered into an agreement in which we provided Vir a non-exclusive license to our Xtend technology to extend the half-life of novel antibodies, including sotrovimab, that Vir is investigating as potential treatments for patients with COVID-19. Vir, along with alliance partner GlaxoSmithKline Plc, is responsible for all research, development, regulatory and commercial activities for COVID-19 antibodies, and we are eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. During 2022, we recorded royalty revenue of $114.9 million.
In August 2019, we entered into an agreement with Vir Biotechnology, Inc., in which we provided Vir a non-exclusive license to our Xtend technology for two targets in infectious disease. We have received a total of $2.0 million in upfront and milestone payments, and we are eligible to receive additional milestones of $154.0 million, including $4.0 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. We are also eligible to receive royalties on the net sales in the low single digit percentage range. Vir has advanced two programs under this agreement. VIR-2482 is being evaluated in a Phase 2 study as a universal prophylactic for influenza A, and VIR-3434 is being evaluated in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection.
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
Omeros Corporation
In August 2020, we entered into an agreement with Omeros Corporation, in which we provided Omeros a non-exclusive license to our Xtend Fc technology, an exclusive license to apply our Xtend Fc technology to an initial identified antibody, OMS906, and options to apply our Xtend Fc technology to three additional antibodies. Omeros is responsible for all development and commercialization activities. OMS906, a MASP-3 targeted antibody, is being evaluated in a Phase 1 study in patients with PNH and other alternative pathway disorders. We received an upfront payment and we are eligible to receive development, regulatory and sales milestones and we are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.

Table of Contents`
Viridian Therapeutics, Inc.
In December 2020, we entered into an agreement with Viridian Therapeutics, Inc., in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. We received shares of Viridian common stock valued at $6.0 million as an upfront payment and are eligible to receive development, regulatory and sales milestones and we are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
In December 2021, we entered into a second agreement with Viridian for a non-exclusive license to certain antibody libraries developed by us. Under the agreement, Viridian received a research license to review the antibodies and the right to select a limited number of antibodies for further development. Viridian is responsible for all further development of the selected antibodies. We received Viridian common stock valued at $7.5 million as an upfront payment and are eligible to receive development, regulatory and sales milestones in addition to royalties on net sales of approved products under the agreement.
Astria Therapeutics, Inc/Catabasis Pharmaceuticals, Inc./Quellis Biosciences, Inc.
In May 2018, we entered into an agreement with Quellis Biosciences, Inc., in which we provided Quellis a non-exclusive license to our Xtend Fc technology to apply to an identified antibody. Quellis is responsible for all development and commercialization activities. We received an equity interest in Quellis, and in January 2021, upon Quellis merging into Catabasis Pharmaceuticals, Inc., we received common and preferred shares of Catabasis stock in exchange for our equity in Quellis. Catabasis subsequently changed its name to Astria Therapeutics, Inc. In addition to equity shares in Astria, we are eligible to receive development, regulatory and sales milestones and we are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
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
Atreca, Inc.
In July 2020, we entered into an agreement with Atreca, Inc., to research, develop and commercialize novel CD3 bispecific antibodies as potential therapeutics in oncology. During a three-year research term, Atreca will provide antibodies against novel tumor targets through its discovery platform from which we will engineer XmAb bispecific antibodies that bind to the CD3 receptor on T cells. The two companies will share research costs equally during the research term. Up to two joint programs are eligible to be mutually selected for further development and commercialization, with each partner sharing 50% of costs and profits. Each company has the option to lead development, regulatory and commercialization activities for one of the joint programs. In addition, each partner has the option to pursue up to two programs independently, with a royalty in the mid- to high-single digit percentage range payable on net sales to the other partner. In January 2023, we and Atreca selected a candidate to be developed under the collaboration.
The University of Texas MD Anderson Cancer Center
In September 2020, we entered into an agreement with MD Anderson, in which we will provide funding over a five-year period, and MD Anderson will collaborate to design and execute additional clinical studies with our portfolio of XmAb drug candidates, including novel bispecific antibody and cytokine candidates. We own all rights to the programs and results generated from these studies. In December 2021, we extended the agreement for an additional year at the same level of committed funding. MD Andersen is conducting clinical studies with our vudalimab candidate.
In December 2020, we entered into a second agreement with MD Anderson to develop novel CD3 bispecific antibody therapeutics for the potential treatment of patients with cancer. MD Anderson will work to identify and develop potential antibodies, and we will apply our Fc bispecific technology to create therapeutic candidates. MD Anderson will then conduct and fund all preclinical activities to advance candidates toward clinical studies. We have certain exclusive options to license worldwide rights to develop and commercialize potential new medicines arising from the collaboration.

Table of Contents`
Caris Life Sciences
In July 2022, we entered into an agreement with Caris Life Sciences (Caris), under which Caris will apply its proprietary end-to-end discover platform to identify novel targets for XmAb bispecific antibody drug candidates for the treatment of patients with cancer. We received exclusive options to research, develop and commercialize products directed up to three targets. Caris received an upfront payment and will be eligible to receive licensing fees, discovery, development, regulatory and sales-based milestones and royalty payments on net sales of each product commercialized by us and future rights for molecular profiling and companion diagnostics for drug candidates developed under the collaboration.
In December 2022, we expanded our Caris collaboration with a second agreement. The second agreement increased the number of targets that Caris will provide and also the tumor types that are being investigated. We paid Caris an upfront payment and Caris is eligible for additional licensing fees, milestones and royalty payments on net sales of each product commercialized by us.
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
Human Capital Management
Our Employees and Commitment to Diversity, Equity, and Inclusion
Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting, retaining, and developing our employees. We seek and support a diverse population of employees without regard to race, gender or sexual orientation. As of December 31, 2022, we had 281 full-time employees, representing an 11% increase in our employee workforce as compared to December 31, 2021. Of these, 233 were engaged in research and development activities, and 48 were engaged in business development, information systems, facilities, human resources, or administrative support. Of these employees, 70 hold Ph.D. degrees, and 10 hold M.D. degrees. None of our employees are represented by any collective bargaining unit. We believe we maintain good relations with our employees.
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2022, was 60% non-white and 56% women. In addition, as of December 31, 2022, women made up 22% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves.
We seek to provide human capital and employee health and safety policies that provide for the health, safety, and welfare of our employees. We continue practices that address the COVID-19 pandemic consistent with government guidelines to mitigate and prevent the spread of disease, such as masking, social distancing, contact tracing, and encouraging vaccinations. In 2022, in connection with the ongoing pandemic we adopted the following practices:
•Provided a remote or hybrid work option for all non-laboratory staff with technical support, training, and equipment to enable employees to continue to perform their responsibilities while working remotely; and
•Conducted safety procedures for all onsite staff which included offering weekly onsite SARS-CoV-2 virus testing for all employees and their household members and providing paid time off for any employee that missed time due to the COVID-19 virus including for the care of family members.

Table of Contents`
Compensation, Benefits, and Development
We provide compensation packages designed to attract, retain, and motivate high-quality employees. All of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent and that they are fair and equitable across our workforce with respect to gender, race, and other personal characteristics. All employees are eligible to participate in the Employee Stock Purchase Plan where they can purchase shares of Xencor common stock at a discounted price. This plan, and our other equity compensation plans, assists us in building long-term relationships with our employees and aligns the interest of employees with stockholders. We also deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also dependent care, mental health, and other wellness benefits. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life.
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
Market Opportunity
Our drug candidates that use the XmAb bispecific Fc domain, including plamotamab, vudalimab, XmAb104, XmAb306, XmAb819, XmAb808, and XmAb564: We are developing our bispecific antibody and cytokine candidates to treat cancer and autoimmune diseases. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the United States (U.S.). The American Cancer Society estimates that in 2023 there will be approximately 2.0 million new cases of cancer and approximately 609,820 deaths from cancer. The National Institutes of Health (NIH) has estimated that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2030 are projected to reach at least $245.6 billion.

    We are evaluating XmAb564 as a potential treatment for patients with autoimmune diseases. The autoimmune disease therapeutic market generally presents an opportunity in various small and large market indications, some of which may be appropriate for XmAb564. Autoimmune diseases represent the third most common cause of chronic illnesses in the United States. The National Institutes for Health (NIH) estimates that they collectively affect between 5% and 8% of the US population and currently more than 50 million Americans have one or more autoimmune diseases. Globally, the autoimmune disease therapeutics market was estimated to be $92 billion in 2022 (GlobalData).
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
Our patent estate, on a worldwide basis, includes over 1,400 issued patents and pending patent applications which we own, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage product candidates and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.

Table of Contents`
The patent expiration in the U.S. and major foreign countries (ex-U.S.) for our key technologies and drug candidates is set forth below. We have pending applications filed that may extend the exclusivity of some of our technology and products:

Technology	Patent Expiry
Cytotoxic	2025 U.S.; 2024 Ex-U.S.
Immune Inhibitor	2028 U.S.; 2025 Ex-U.S.
Xtend	2025 U.S.; 2028 Ex-U.S.
Bispecific	2034 U.S. and Ex-U.S.
CD3 T Cell Engagers	2035 U.S. and Ex-U.S.
CD28 T Cell Engagers	2041 U.S. and Ex-U.S.

Company Products	Patent Expiry
XmAb808	2041 U.S, and Ex-U.S.
Vudalimab, XmAb104	2037 U.S. and Ex-U.S.
XmAb564	2038 U.S. and Ex-U.S.
XmAb819	2040 U.S. and Ex-U.S.
XmAb306	2038 U.S.; 2037 Ex-U.S.

Partnered Products	Patent Expiry
Monjuvi (tafasitamab)	2029 U.S.; 2027 Ex-U.S.
Ultomiris	2025 U.S.; 2028 Ex-U.S.
AIMab7195 (XmAb7195)	2029 U.S. and Ex-U.S.
Sotrovimab	2025 U.S.; 2028 Ex-U.S.
Obexelimab (XmAb5871)	2029 U.S.; 2028 Ex-U.S.
Plamotamab	2035 U.S. and Ex-U.S.
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

Table of Contents`
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
Further, we seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We have obtained registrations for the Xencor trademark, as well as certain other trademarks, which we use in connection with our pharmaceutical research and development services and our clinical-stage products, including XmAb. We currently have registrations for Xencor and XmAb in the United States, Australia, Canada, the European Union, the United Kingdom, and Japan, and for Proteins by Design in the United States, Australia, Canada, and the European Union and the United Kingdom.
Third Party Vendors and Suppliers
Our internal research activities are focused on early research stage and preclinical activities and studies. We rely on third party vendors, suppliers and contractors for all other research, development and clinical activities. We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not relying on third parties for all of our manufacturing needs. We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of bispecific antibody and cytokine development candidates. We have used third party manufacturers for all our bispecific antibody and cytokine candidates which include: plamotamab, vudalimab, XmAb104, XmAb306, XmAb564, XmAb819 and, XmAb808. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.
KBI Biopharma, Inc.
In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our bispecific antibody and cytokine development candidates: plamotamab, vudalimab, XmAb104, XmAb306, and XmAb564 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60-day notice, or in the event of a bankruptcy of a party. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.
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
Selexis has manufactured cell lines for certain of our bispecific antibody and cytokine drug candidates, and we currently have rights to obtain commercial licenses to the Selexis cell line for the following bispecific antibody and cytokine candidates: plamotamab, vudalimab, XmAb104, XmAb306, XmAb564, and XmAb819.

Table of Contents`
License Agreement with BIO-TECHNE
In February 2018, we entered into an agreement with BIO-TECHNE for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1. We expect to use this protein in certain of our oncology drug candidates. Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development, regulatory and sales milestones, and royalties based on a percentage of net sales from products that are derived from the PD-1 antibody. The royalty is 1%.
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
Patheon is currently manufacturing drug substance material for our XmAb819 program.
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
WuXi is currently manufacturing drug substance and drug product for XmAb808 and XmAb662.
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
ICON is currently providing services to us in connection with ongoing Xencor-sponsored clinical trial that target oncology indications.
Master Services Agreement with Innovaderm Research, Inc.
In April 2022, we entered into a Master Services Agreement (Innovadrem Agreement) with Innovaderm Research, Inc. (Innovaderm). Under the terms of the Innovaderm Agreement, Innovaderm will perform clinical trial management and clinical development services (including site selection, study design, site monitoring, management and training, and patient

Table of Contents`
selection) for Xencor in accordance with applicable regulations. The Innovaderm Agreement may be terminated by either party for a breach upon fifteen (15) day written notice, if such breach is not cured within thirty (30) days. We may terminate the Innovaderm Agreement upon thirty (30) days written notice to Innovaderm for any reason, however, we will be obligated for any costs incurred through the cancellation date and any non-refundable and non-cancellable commitments incurred by Innovaderm.
Innovaderm is currently conducting clinical studies for our XmAb564 program.
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
We are developing bispecific antibody drug candidates engineered to direct cytotoxic T cell killing of tumor cells, by engaging the CD3 receptor on T cells and an antigen on tumor cells. Other companies conducting clinical trials to evaluate CD3 bispecific antibodies directed to antigens expressed on tumors include AbbVie Inc.; Amgen Inc.; Genmab A/S; IGM Biosciences, Inc.; Johnson & Johnson; Novartis AG; Pfizer, Inc.; Regeneron Pharmaceuticals, Inc.; and Roche Holding AG. Other antibodies, antibody drug candidates and cell therapies are in development or approved to treat patients with cancer.
We are also developing several bispecific antibody drug candidates engineered to selectively engage the immune system in order to treat patients with cancer. Immuno-oncology is a competitive field within the biotechnology and pharmaceutical industries, and most large pharmaceutical companies are developing drug candidates, have marketed medicines in this space, or both: AstraZeneca plc; Bristol-Myers Squibb Company; GlaxoSmithKline plc; Merck & Co., Inc.; Novartis AG; Pfizer Inc.; Roche Holding AG; and Sanofi S.A. While tuning the binding affinities plays a crucial role in designing the mechanism of action for this class of bispecific antibody, smaller companies advancing clinical programs that, like vudalimab, dually target the immune checkpoint receptors PD-1 and CTLA-4 include Akeso, Inc. and Macrogenics, Inc.
Several companies are developing engineered cytokines intended to activate specific immune cell populations in order to treat patients with cancer and/or autoimmune diseases, including Alkermes plc; Amgen Inc.; Asher Biotherapeutics, Inc.; Cue Biopharma, Inc.; Eli Lilly and Company; IGM Biosciences, Inc.; ImmunityBio, Inc.; Kadmon Holdings, Inc.; Medicenna Therapeutics Corp.; Merck & Co., Inc.; Nektar Therapeutics, Inc.; Neoleukin Therapeutics, Inc.; Roche Holding AG; Sanofi S.A.; Sotio Biotech; Sutro Biopharma, Inc.; Synthekine, Inc.; and Xilio Therapeutics, Inc.
In addition, we are aware of a number of other companies with development-stage programs that may compete with the drug candidates we and our licensees are developing in the future. We anticipate that we will face intense and increasing competition as new treatments enter the market and advanced technologies become available.

Table of Contents`
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
1.completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the FDA’s current Good Laboratory Practices (GLP) regulations;
2.submission to and acceptance by the FDA of an IND which must become effective before human clinical trials in the United States may begin;
3.performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current Good Clinical Practices (GCP) regulations to establish the safety and efficacy of the product candidate for its intended use;
4.submission to and acceptance by the FDA of a BLA;
5.satisfactory completion of an FDA inspection (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;
6.potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA;
7.potential review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA; and
8.FDA review and approval of the BLA prior to any commercial marketing or sale.

Table of Contents`
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
1.Phase 1. The product candidate is initially introduced into a limited population of healthy human subjects, or in some cases, patients with the disease for which the drug candidate is intended, and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for some diseases, or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.
2.Phase 2. The product candidate is evaluated in a limited patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to assess dosage tolerance, optimal dosage, and dosing schedule.
3.Phase 3. Clinical trials are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and safety in an expanded patient population (such as several hundred to several thousand) at geographically dispersed clinical trial sites. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.
4.Post Approval. Clinical trials or other post-approval commitments may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval.
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

Table of Contents`
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

Table of Contents`
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
We have reviewed our risk factors and categorized them into five specific categories:

Table of Contents`
1.Risks related to our unique and specific business operations as a small biotechnology company. These risks include:
•Our success depends on our ability to use and expand our XmAb technology platform to build a pipeline of XmAb product candidates and develop marketable products. We cannot be certain our candidates will receive regulatory approval or be successfully commercialized.
•The clinical development stage of our operations may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•Preliminary, interim, and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•The COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.
•The risk of rising inflation in the United States and globally could materially and adversely impact or disrupt our business and our financial condition, results of operations, cash flows and performance.
2.Risks specifically related to our financial position, capital requirements and ownership of our common stock. These risks include:
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
•We will require additional financing and may be unable to raise sufficient capital, which could lead us to delay, reduce or abandon research and development programs or commercialization.
•The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
•Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•Raising additional funds through debt or equity financing may be dilutive or restrict our operations and raising funds through licensing may require us to relinquish rights to our technology or product candidates.
•Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
3.Risks related to our intellectual property. These risks include:
•If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
•We have in-licensed, and may in the future in-license, a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
•We may be required to reduce the scope of our intellectual property due to third party intellectual property claims.
•Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
•If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.
•If we do not obtain patent term extension and data exclusivity for any therapeutic candidates we develop, our business may be materially harmed.
4.Risks related to our dependence on third parties. These risks include:
•Our patent protection and prosecution for some of our product candidates is dependent on third parties.

Table of Contents`
•We rely on third-party manufacturers for the manufacture of our product candidates. This entails a complex process and manufacturers often encounter difficulties in production. If we, or any of our third-party manufacturers, encounter any loss of our master cell banks or if any of our third-party manufacturers otherwise fail to comply with their contractual obligations, the development or commercialization of our product candidates could be delayed or stopped.
•Our existing partnerships are important to our business, and future partnerships may also be important to us. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.
•We rely upon third-party contractors, and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
•We rely on third parties to manufacture supplies of our preclinical and clinical product candidates. The development of such candidates could be stopped or delayed if any such third party fails to provide us with sufficient quantities of product or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.
5.Risks related to our industry. These risks include:
•Clinical trials are expensive and take years to conduct, and the outcome of such clinical trials is uncertain. Clinical trials may fail to prove our product candidates are safe and effective. This could lead to delays, downsizing or termination of clinical development plans for any our product candidates.
•Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•Our industry is subject to competition for skilled personnel and the challenges we face to identify and retain key personnel could impair our ability to effectively conduct and grow our operations.
•The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
•Our current and future relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.
•Present and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
•Even if we are able to commercialize any product candidates, our product candidates may be subject to unfavorable pricing regulations, third-party coverage and reimbursement policies or healthcare reform initiatives.
•Our business involves the controlled use of hazardous materials, and as such we are subject to environmental and occupational safety laws. Continued compliance with these laws may incur substantial costs and failure to maintain compliance could result in liability for damages that may exceed our resources.
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

Table of Contents`
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

Table of Contents`
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
Although the COVID-19 pandemic has not materially affected our clinical development for the year ended December 31, 2022, certain of our clinical programs have seen slower enrollment and there have also been delays in initiating new studies as a result of the COVID-19 pandemic. These delays are not seen across all our trials and are specific to certain trials enrolling at certain sites. In the future, the COVID-19 pandemic could further adversely affect our and our partners’ ability to enroll and recruit patients in current and future clinical trials. Our success is dependent on our ability and the ability of our partners to advance our wholly-owned and partnered development programs into later stages of clinical development. Many pharmaceutical and biotechnology companies have indicated that their clinical trials will be delayed and enrollment of current and ongoing trials will suffer as a result of the COVID-19 pandemic. Completion of our ongoing clinical and preclinical studies or commencement of new clinical trials could be impeded, delayed, limited or prevented by the effects of the COVID-19 pandemic and related restrictions including negative effects on the production, delivery or release of our product candidates to our clinical trial sites, as participation by our clinical trial investigators, patients or other critical staff, which to could delay data collection, analysis and other related activities, any of which could cause delay or denial of regulatory approval of our product candidates. The delay and impact on enrollment cannot be determined at this time and will depend on the length and severity of the COVID-19 pandemic. Continued delays on our clinical and preclinical studies or trials will increase our costs and expenses and seriously harm our operations and financial condition, which will adversely affect our business.
The COVID-19 pandemic could also potentially affect the business of the FDA as well as other health regulatory authorities, which could result in delays in our communications with these authorities and ultimately in the ability for us and our partners to have drug products approved.
The COVID-19 pandemic and mitigation measures also have had an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairment of our ability to raise capital when needed. The trading prices for biopharmaceutical companies’ stock, including our common shares have been highly volatile as a result of the COVID-19 pandemic. In addition, a recession, depression, or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common shares.
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

Table of Contents`
During 2020 and 2021, we required most of our employees, including all of our administrative employees, to work remotely, restricted on-site staff to only those employees that must perform essential activities that must be completed on-site and limited the number of staff allowed in our laboratory and offices. During 2022, we returned to on-site activity for all employees with some continuing to work in a hybrid manner. If there is a resurgence of COVID-19 related illnesses due to the emergence of new variants of the disease, this could negatively affect our employees and our ability to continue onsite operations.
In prior years, the COVID-19 pandemic adversely affected our supply chain for our research, development, and clinical programs. We rely on third party vendors for research supplies, development activities including manufacturing of drug product for our clinical studies and testing of drug material. In 2020, several manufacturing vendors notified us of critical supply shortages which delayed the development timelines for our earlier stage development programs. These supply shortages did not delay the timelines for our programs that were already in clinical studies. However, if there is resurgence of Covid-19 related illnesses, our supply chain could again be negatively affected which could potentially delay our development programs and research activities.
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
Our business and results of operations could be adversely impacted by inflation
The Company’s financial performance is subject to global and US economic conditions. Recent increases in interest rates and inflation, globally, and in the US regions, have led to economic volatility, increased borrowing costs, price increases and risks of recessions. Economic recessions may have adverse consequences across industries, including the biotechnology industry, which may adversely affect the Company’s business and financial condition. As a result of the ongoing actions taken by governments to attempt to slow down rising inflation, there is substantial uncertainty about the strength of the global economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may adversely impact our cash runway as well as our ability to raise funds.

Risks Specifically Related to Our Financial Position, Capital Requirements and Ownership of Our Common Stock
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2022, we incurred a net loss of $(55.2) million and as of December 31, 2022, we had an accumulated deficit of $338.3 million. We expect to incur additional net losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody and cytokine product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition, and results of operations.
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

Table of Contents`
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
As of December 31, 2022, we had $613.5 million in cash, cash equivalents, marketable debt securities, and receivables. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific antibody and cytokine drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive, and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.
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

Table of Contents`
approximately $5.75 to a high of approximately $58.345. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
1.adverse results or delays, or cancellations of clinical trials by us or our partners;
2.inability to obtain additional funding;
3.changes in laws or regulations applicable to our products;
4.inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
5.adverse regulatory decisions;
6.changes in the structure of healthcare payment systems;
7.introduction of new products or technologies by our competitors;
8.failure to meet or exceed product development or financial projections we provide to the public;
9.the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
10.announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
11.disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
12.additions or departures of key scientific or management personnel;
13.significant lawsuits, including patent or stockholder litigation;
14.changes in the market valuations of similar companies;
15.sales of our common stock by us or our stockholders in the future; and
16.trading volume of our common stock.
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
Based on information available to us as of December 31, 2022 our executive officers, management, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 71.1% of our voting stock.
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

Table of Contents`
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
Pursuant to our 2013 equity incentive plan (2013 plan), subject to board approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase each year until 2023 by 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our Board of Directors to take action to reduce the size of the increase in any given year. As of December 31, 2022, we had options to purchase 10,082,642 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors, and consultants, covering up to 14,792,799 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans. If our Board of Directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.
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

Table of Contents`
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
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:
•authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•eliminating the ability of stockholders to call a special meeting of stockholders; and

Table of Contents`
•establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings.
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
Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2022, we held over 1,400 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major

Table of Contents`
markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:
1.we may fail to seek patent protection for inventions that are important to our success;
2.our pending patent applications may not result in issued patents;
3.we cannot be certain that we are the first to invent the inventions covered by pending patent applications or that we were the first to file such applications and, if we are not, we may be subject to priority disputes;
4.we may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications;
5.we may file patent applications but have claims restricted or we may not be able to supply sufficient data to support our claims and, as a result, may not obtain the original claims desired or we may receive restricted claims. Alternatively, it is possible that we may not receive any patent protection from an application;
6.we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a certain country. We, our collaborators or, our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;
7.the claims of our issued patents or patent applications when issued may not cover our product candidates;
8.no assurance can be given that our patents would be declared by a court to be valid or enforceable or that a competitor’s technology or product would be found by a court to infringe our patents. Our patents or patent applications may be challenged by third parties in patent litigation or in proceedings before the PTO or its foreign counterparts, and may ultimately be declared invalid or unenforceable, or narrowed in scope;
9.there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim;
10.third parties may develop products which have the same or similar effect as our products without infringing our patents. Such third parties may also intentionally circumvent our patents by means of alternate designs or processes or file applications or be granted patents that would block or hurt our efforts;
11.there may be dominating patents relevant to our product candidates of which we are not aware;
12.our patent counsel, lawyers or advisors may have given us, or may in the future give us incorrect advice or counsel. Opinions from such patent counsel or lawyers may not be correct or may be based on incomplete facts;
13.obtaining regulatory approval for biopharmaceutical products is a lengthy and complex process, and as a result, any patents covering our product candidates may expire before, or shortly after such product candidates are approved and commercialized;
14.the patent and patent enforcement laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are

Table of Contents`
otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed; and
15.we may not develop additional proprietary technologies that are patentable.
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
We currently rely, and may in the future rely, on certain intellectual property rights licensed from third parties to protect our technology and certain product candidates, and we may enter into additional license agreements in the future. As part of our discovery and development activities, we routinely evaluate in-licenses from academic and research institutions. We have sublicensed certain intellectual property rights related to our CD3 bispecific technology from a third party. We also license certain rights to the underlying cell lines for all our product candidates from third parties. Under these licenses, we have no right to control patent prosecution of the intellectual property or to enforce the patents, and as such the licensed rights may not be adequately maintained by the licensors. The termination of these or other licenses could also prevent us from commercializing product candidates covered by the licensed intellectual property.
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

Table of Contents`
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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued patents owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including plamotamab, vudalimab, XmAb104, and XmAb819 will putatively expire in 2033. We are additionally aware of several patents and pending applications directed to the use of IL-15 fused with Fc domains, and in some cases in combination with targeting domains, that might be relevant to XmAb306, with putative expirations ranging from 2025 to later than 2032. It is possible that these terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. We believe there exists reasonable arguments of invalidity for the Merus patents and the IL-15 patents; however, we cannot assure that if challenged in litigation for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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
1.collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships. For example, in 2021, Novartis notified us of its decision to return the rights to vibecotamab to us under the terms of the Novartis Agreement, and in 2020, Amgen notified us of its decision to return the rights to AMG 424 to us under the terms of the Amgen Agreement;
2.our Janssen Agreement provides for cost-sharing on development costs for the bispecific candidate, plamotamab. Such an arrangement may require us to incur substantial costs in excess of our available resources;
3.our Genentech Agreement requires that we fund 45% of worldwide development costs of XmAb306 and other IL-15 candidates. Such an arrangement may require us to incur substantial costs in excess of available resources;
4.collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
5.collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
6.collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
7.a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
8.disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
9.while we have generally retained the right to maintain and defend our intellectual property under our agreements with collaborators, certain collaborators may not properly maintain or defend certain of our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information;
10.collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
11.collaborators may learn about our technology and use this knowledge to compete with us in the future;
12.results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
13.there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and
14.the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.
If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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
Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:
1.discover and develop products that are superior to other products in the market;
2.attract qualified scientific, product development and commercial personnel;
3.obtain and maintain patent and/or other proprietary protection for our products and technologies;
4.obtain required regulatory approvals; and
5.successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new products.
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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

Table of Contents`
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal laboratory and administrative facilities are currently located in Monrovia, California, which is located in the greater Los Angeles region. We currently lease 48,000 square feet of laboratory and office space in Monrovia, California. The facility is leased under two separate leases, a lease for 24,000 square feet with a term that expires December 31, 2025 and, a second lease for 24,000 square feet with a term that expired January 31, 2023.
In June 2017, we entered into a lease for 23,500 of office space in San Diego. The original lease term was scheduled to expire August 31, 2022 and in May 2022 we entered into an Amendment to the original lease which extended the lease term to December 31, 2023.
In June 2021, we entered into an 18-month lease for a 7,000-square floor office space in Monrovia, California. The lease began August 1, 2021 and expired January 31, 2023.
In June 2021, we entered into an Agreement of Lease (the Halstead Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California, where the Company will move its corporate headquarters in March of 2023. The term of the Halstead Lease will become effective in two phases. The first phase commenced on August 1, 2022 and encompasses 83,083 square feet while the second phase commences no later than July 1, 2025 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from the first phase commencement date, August 1, 2022.
We believe that our existing facilities and planned new corporate headquarters are adequate to meet our current and future needs.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II

Table of Contents`
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 15, 2023, the closing price for our common stock as reported on the Nasdaq Global Market was $35.25.
Holders of Record
As of February 15, 2023, we had 60,030,076 shares of common stock outstanding held by approximately 173 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2017 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Table of Contents`
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

Table of Contents`
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
COVID-19
We are closely monitoring the COVID-19 pandemic and continue to evaluate its impact on all aspects of our business, including how it will affect our partners, collaborations, supply chains and research and development operations. While the pandemic did not significantly disrupt our business during the year ended December 31, 2022, the evolving nature of the pandemic prevents us from reasonably predicting how the pandemic will affect our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impacts and the direct and indirect economic effects of the pandemic and containment measures, among others. Many states, including California, where we are headquartered and where our principal place of business is located, and cities therein have ongoing restrictions, rules and guidelines that affect the continued operation of businesses. Other countries and states where we conduct manufacturing of our drug product, testing activities and clinical sites where patients are enrolled in our clinical trials have enacted similar restrictions that could affect our ability to conduct our drug candidate development and clinical operations. Our primary vendor for manufacturing drug substance and drug product for our clinical programs is located in China which continues to be affected by the COVID-19 pandemic.
The potential impacts on our business, revenue, clinical studies and research and development activities of the COVID-19 pandemic include:
•Business: Our broad protein engineering capabilities and technologies are uniquely suited to provide us with opportunities to identify and enhance compounds that may target the novel coronavirus and potentially treat patients with COVID-19. For example, in 2021 sotrovimab, an antibody that targets the SARS-CoV-2 virus, received an EUA from the FDA for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients, and is made available by Vir and its partner GlaxoSmithKline Plc. The FDA deauthorized sotrovimab in the first quarter 2022, but it is still approved in the European Union and other countries. Sotrovimab incorporates our Xtend Fc technology for longer duration of action. We are eligible to receive a mid-single digit percentage royalty on the net sales of sotrovimab.
•Revenue: We receive upfront payments, milestone payments and royalties from licensing our XmAb technologies and drug candidates. The COVID-19 pandemic has not adversely affected the amount of revenue we generate from such partnerships and collaborations for the year ended December 31, 2022. During the year, we received $198.7 million from our partnerships and collaborations including those with Vir, MorphoSys, Alexion, Astellas and Janssen.
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
•Clinical studies: We are currently enrolling patients into multiple trials evaluating our drug candidates, and our partner Genentech is enrolling patients in multiple Phase 1 studies of XmAb306 (also known as RG6323), our co-development program with Genentech. Many partners are also enrolling patients in clinical trials with drug candidates that incorporate one or more of our XmAb technologies. Although the pandemic has not materially affected the development of our clinical programs for the year ended December 31, 2022, some of our clinical programs temporarily experienced slower patient enrollment, and the initiations of new studies for certain programs have been delayed as a result of the COVID-19 pandemic. These delays have not broadly affected the status of our portfolio programs and have been limited to specific trials and specific sites. Many

Table of Contents`
clinical sites have delayed starting new clinical trials and others have postponed enrollment to address the pandemic.
•Research, development, and administrative activities: We have implemented environmental, health and safety procedures for all employees and have also offered reimbursement of costs incurred and time off to employees to receive vaccinations that have been authorized. We believe we provide a safe and healthy environment for our onsite employees who have been able to continue research operations, following an initial period of reduced onsite activities while new policies and procedures were developed and implemented. As of December 31, 2022, these activities have continued without interruption from the pandemic.
Our development activities include initiating a Phase 1 study of XmAb662, our reduced-potency engineered IL12 cytokine candidate, and completing IND-enabling activities for XmAb541, our CLDN6 x CD3 2+1 bispecific antibody candidate. Several other bispecific antibody and cytokine programs are in earlier stages of development. Certain manufacturing and supply companies have indicated supply chain issues and shortages of research and manufacturing supply materials. The development timelines for additional early-stage programs and ongoing clinical programs could be affected if the supply shortages and delays continue for an extended period.
Advancements in Our Clinical Portfolio of XmAb Bispecific Antibodies and Cytokine Candidates
Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 or Phase 2 studies for seven wholly owned or co-development candidates to treat patients with many different types of cancer and autoimmune diseases, and an eighth, to be developed for patients with advanced solid tumors, is planned to enter clinical development in mid-2023.
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and other solid tumor types. Data from a Phase 1 study that enrolled heavily pretreated patients with multiple solid tumor types indicated that vudalimab was generally well-tolerated with encouraging clinical activity.
We are conducting a Phase 2 study of vudalimab in patients with mCRPC, as a monotherapy or in combination with chemotherapy or a PARP inhibitor depending on the tumor's molecular subtype, as these patients represent a high unmet medical need. Early data from the safety run-in portion of the study were presented at the Annual Meeting of the Society for Immunotherapy of Cancer (SITC) in November 2022. Clinical activity, including multiple prostate-specific antigen (PSA) reductions of more than 50% from baseline (PSA50) had been observed in three of nine patients. A patient with an 89% reduction in PSA from baseline experienced a partial response at week 18 and was continuing on treatment. Review of safety data guided us to revise the chemotherapy dosing regimens in the combination cohorts in the study. Dosing of vudalimab was unchanged.
We are also conducting a second Phase 2 study in patients with advanced gynecologic malignancies, and the study includes a cohort to evaluate vudalimab in patients with clinically-defined high-risk mCRPC.
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
XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned, monovalent, interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In preclinical studies, XmAb564 was well-tolerated, promoted the selective and sustained expansion of Tregs and exhibited a favorable pharmacokinetic profile.

Table of Contents`
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
In the fourth quarter of 2022, we dosed the first patient in a newly initiated Phase 1b, multiple-ascending dose study of XmAb564 in patients with atopic dermatitis and psoriasis.
XmAb819 (ENPP3 x CD3): XmAb819 is a first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with renal cell carcinoma (RCC). XmAb819 engages the immune system and activates T cells for highly potent and targeted tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in RCC and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format enables antibodies to bind more avidly to, and selectively kill, tumor cells with higher antigen density, potentially sparing normal cells. In 2022 we initiated a Phase 1 study to evaluate XmAb819 in patients with advanced RCC.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific antibody designed to bind to the broadly expressed tumor antigen B7-H3 and selectively to the CD28 T-cell co-receptor, only when bound to tumor cells. In the fourth quarter of 2022, we dosed the first patient in a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
Co-development Programs
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
At the ASH Annual Meeting in December 2022, we presented additional safety and anti-tumor activity data from expansion cohorts in the Phase 1 study of plamotamab in patients with relapsed or refractory non-Hodgkin lymphoma (NHL). The results indicated that plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients at the recommended intravenous Phase 2 dose. In the fourth quarter of 2022, we began dosing patients in the study with subcutaneously administered plamotamab.
XmAb306/RG6323 (IL15/IL15Rα-Fc Cytokine): XmAb306 is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech, a member of the Roche Group. We share in 45 percent of worldwide development and commercialization costs for XmAb306 and will receive a share of net profits or net losses from product sales at the same percentage rate. We retain the right to perform clinical studies with XmAb306, as well as with other collaboration programs developed in combination with other therapeutic agents, subject to certain restrictions and at our sole expense.
Genentech is conducting a Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab in patients with advanced solid tumors. In 2022, Genentech initiated two additional Phase 1 studies, evaluating XmAb306 in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody).

Table of Contents`
Advancements Expanding XmAb Bispecific Platforms
We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates. We use the modularity of our XmAb bispecific Fc technology to build bispecific antibodies and cytokines in a variety of formats, such as T cell engaging bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers T cell engaging bispecifics (e.g., CD3, CD28) to address an expanded set of tumor antigens. Four clinical-stage programs utilize our XmAb 2+1 format: XmAb819, XmAb808, AMG 509 and ASP2138. We are currently completing IND-enabling activities for an additional XmAb 2+1 bispecific antibody candidate, XmAb541 (Claudin-6 x CD3), which we are developing for patients with ovarian cancer. We plan to submit an IND application for XmAb541 in 2023.
Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. In addition to our first clinical-stage CD28 program, XmAb808, our CD28 platform is the subject of two collaborations with Janssen. The first collaboration was announced in 2020 and involves our research efforts to create and characterize CD28 bispecific antibody candidates against a prostate tumor target specified by Janssen. In November 2021, we completed our research efforts under the collaboration. Janssen selected a CD28 bispecific for further development, and we received a $5.0 million milestone payment. The second Janssen collaboration was announced in October 2021 and includes conducting research activities with Janssen to create and characterize CD28 bispecific antibody candidates against B-cell targets during a two-year period, with Janssen having an exclusive worldwide license to develop selected molecules from the research activities and also selected molecules in combination with plamotamab and other agents, such as other CD3 bispecific antibodies. In January 2023, Janssen selected a CD28 candidate that we developed under the second collaboration for further development.
In November 2022, we presented emerging preclinical data from early-stage programs that highlighted several of our platform technologies at the Annual Meeting of the Society for Immunotherapy of Cancer, with poster presentations with data from our IL18-Fc cytokine program, LAG3-targeted IL15-Fc cytokine program, PDL1 x PDL2 x CD28 trispecific antibody program, and bispecific NK cell engager platform.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a humanized Fc-modified CD19 targeting immunotherapy indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse

Table of Contents`
large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. In 2022, we recognized royalty revenue of $7.8 million on net sales of Monjuvi.
In November 2021, we entered into an agreement with Zenas BioPharma (Cayman) Limited (Zenas), to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. Zenas issued a warrant giving us the right to acquire additional Zenas equity, such that our total equity in Zenas would be 15% of its fully diluted capitalization following the closing of Zenas’ next round of equity financing, subject to certain requirements. In November 2022, Zenas completed a financing transaction and we received additional shares in Zenas in exchange for the warrant. The total shares received increases our ownership in Zenas to 15% of the fully diluted shares outstanding. We are eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercial milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography. In January 2023, Zenas initiated a Phase 3 study of obexelimab in an autoimmune disease.
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
Other XmAb bispecific antibodies being developed by our partners include Amgen's AMG 509, a STEAP1 x CD3 XmAb 2+1 bispecific antibody, which is being evaluated in a Phase 1 study for patients with prostate cancer; Astellas’ ASP2138, a CLDN18.2 x CD3 bispecific antibody, which is in Phase 1 studies to treat patients with gastric/GEJ adenocarcinomas and pancreatic adenocarcinoma and an undisclosed bispecific antibody candidate being developed by Novartis, which is also in Phase 1 development.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology. In April 2022, Ultomiris was approved by the FDA for the treatment of adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AChR) positive. In 2022, we earned $29.4 million in royalties from Alexion.
In August 2019, we provided Vir a non-exclusive license to our Xtend Fc technology for two targets in infectious disease. Vir has advanced two programs under this agreement. In the second quarter of 2021, Vir announced plans to

Table of Contents`
initiate a Phase 2 trial of VIR-3434 in combination with an siRNA drug candidate as a potential treatment for patients with chronic hepatitis B virus infection, and we earned $0.5 million for the development milestone.
In March 2020, we entered a second agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies being investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients. In December 2021, the EU granted a temporary authorization for sotrovimab, and several other countries have also provided temporary or conditional authorizations for its use. In 2022, we earned $114.9 million in royalties from Vir.
In December 2021, we entered into an agreement with Viridian Therapeutics, inc. (Viridian) for a non-exclusive license to certain antibody libraries developed by us. Under the agreement, Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. Viridian is responsible for all further development of the selected antibodies. We received shares of Viridian common stock valued at $7.5 million as an upfront payment and are eligible to receive development, regulatory and sales milestones in addition to royalties on net sales of approved products under the agreement.
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
Atreca, Inc.
In 2020, we entered into an agreement with Atreca, Inc. to research, develop and commercialize novel CD3 bispecific antibody candidates as potential therapeutics in oncology. During a three-year research term, Atreca will provide antibodies against novel tumor targets through its discovery platform from which we will engineer XmAb bispecific antibodies that bind to the CD3 receptor on T cells. The two companies will share research costs equally during the research term. In January 2023, we and Atreca selected an antibody from the collaboration for development. We and Atreca will share development costs with Atreca conducting development activities for the bispecific candidate. In January 2023, we and Atreca selected an antibody candidate from the collaboration to advance into development.
The University of Texas MD Andersen Cancer Center
In September 2020, we entered into an agreement with MD Andersen, in which we will provide funding over a five year period and MD Andersen will collaborate to design and execute additional clinical studies with our portfolio of XmAb drug candidates, including novel bispecific antibody and cytokine candidates. We own all rights to the programs and results generated from these studies. MD Andersen is currently conducting studies with our vudalimab drug candidate.
Caris Life Sciences
In July 2022, we entered into an agreement with Caris Life Sciences (Caris), under which Caris will apply its proprietary end-to-end discovery platform to identify novel targets for XmAb bispecific antibody drug candidates for the treatment of patients with cancer. We received exclusive options to research, develop and commercialize products directed against up to three targets. Caris received an upfront payment and will be eligible to receive licensing fees, discovery, development, regulatory and sales-based milestones and royalty payments on net sales of each product commercialized by us and future rights for molecular profiling and companion diagnostics for drug candidates developed under the collaboration.
In December 2022, we entered into a second agreement with Caris. The second agreement increased the number of targets that Caris will provide and also the tumor types that are being evaluated. We paid Caris an upfront payment, and Caris is eligible for additional licensing fees, milestones and royalty payments on net sales of each product commercialized by us.
Refer to Part IV, Item 15, Note 10, "Collaboration and Licensing Agreements" of the notes to our financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Table of Contents`
Financial Operations Overview
Revenues
Our revenues to date have been generated primarily from our collaboration agreements, our product licensing agreements, and our technology licensing agreements. Revenue recognized from our collaboration and product licensing agreements includes non-refundable upfront payments, milestone payments and royalties on net sales of approved products while revenue from our technology licensing agreements includes upfront payments, option payments to obtain commercial licenses, milestone payments and royalties on net sales of approved products. Since our inception through December 31, 2022, we have generated $985.3 million in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments.
Summary of Collaboration and Licensing Revenue by Partner
The following is a comparison of collaboration, product licensing, and technology licensing revenue for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021
Alexion	$29.4	$22.2
Astellas	5.0	—
Genentech	—	2.5
Janssen	7.0	113.8
MorphoSys	7.8	18.4
Novartis	—	43.1
Vir	115.4	52.7
Viridian	—	7.5
Zenas	—	14.9
Total	$164.6	$275.1
Research and Development Expenses
The following is a comparison of research and development expenses for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021
External research and development expenses	$89.0	$101.7
Internal research and development expenses	79.0	66.6
Stock-based compensation	31.6	24.2
Total	$199.6	$192.5
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

Table of Contents`
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

Table of Contents`
The following is a comparison of research and development expenses for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021
Product programs:

Bispecific programs:
CD3 programs:
Vibecotamab* (1)	$4.0	$8.3
Plamotamab*	19.8	33.2
Tidutamab (2)	11.0	15.3
XmAb819 (ENPP3 x CD3)	10.5	16.4
XmAb541 (CLDN6 X CD3)	7.1	—
Total CD3 programs	52.4	73.2

CD28 program:
XmAb808 (B7H3 x CD2)	17.7	9.3

Tumor microenvironment (TME) activator programs:
Vudalimab (XmAb717)	22.8	25.6
XmAb104	21.3	15.4
XmAb841(3)	8.7	12.2
Total TME activator programs	52.8	53.2

Cytokine programs:
XmAb662 IL-12	15.5	5.9
XmAb306/RG6323*	13.2	15.3
XmAb143-IL18	5.7	—
XmAb564	17.2	13.1
Total cytokine programs	51.6	34.3

Subtotal bispecific programs	174.5	170.0

Other, research and early-stage programs	25.1	22.5

Total research and development expenses	$199.6	$192.5
*Includes net payments to, and reimbursements from, our partners pursuant to agreements that include cost-sharing arrangements.
(1) Represents wind down costs of the program: Novartis and the Company stopped development of the vibecotomab program in 2021.
(2) Represents wind down costs of the program; the Company stopped development of the tidutamab program in the second quarter of 2022.
(3) Represents wind down costs of the program; the Company stopped development of the XmAb841 program in the second quarter of 2022.

Table of Contents`
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and support functions. Other general and administrative expenses include intellectual property costs, facility costs, and professional fees for auditing, tax and legal services.
Other Income, Net
For the year ended December 31, 2022, other income, net, consists primarily of unrealized gain on equity securities during the year, while for the year ended December 31, 2021, other income, net, consists primarily of unrealized and realized gains on equity securities during the year.
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
Capitalized Intellectual Property Costs
We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes where the technology has

Table of Contents`
alternative uses. The net capitalized patents, licenses, and other intangible assets as of December 31, 2022 and 2021 were $18.5 million and $16.5 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio creates the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, milestone payments and royalties made by our collaboration partners for licensing our technologies and product candidates.
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
On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $1.5 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively. Such charges are reflected as general and administrative expenses.
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
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and purchase orders, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees to:
•CROs and other service providers in connection with clinical studies;
•contract manufacturers in connection with the production of and testing of clinical trial materials; and
•vendors in connection with preclinical development activities.
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
Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when

Table of Contents`
the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have concluded that there are no material uncertain tax positions and have not recorded an income tax expense or liability for uncertain tax positions as of December 31, 2022.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was enacted into law, which beginning in 2018, made several changes to U.S. corporate income tax provisions including a reduction in the U.S. corporate rate from a maximum rate of 35% to 21% effective January 1, 2018. The TCJA also allowed net operating losses (NOLs) incurred after January 1, 2018 to be carried forward indefinitely subject to limitations on the amount of NOLs that could be applied against taxable income each year. The TCJA also requires capitalization of certain research and development expenses beginning effective January 1, 2022.
We recorded net deferred tax assets of $115.0 million as of December 31, 2022, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2022, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $102.4 million; $59.0 million of such losses were incurred prior to December 31, 2017 and $43.4 million were incurred in the years ending on or after December 31, 2018. We also had available tax credit carryforwards of $38.7 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2022 of $162.1 million, and available state tax credit carryforwards of approximately $20.4 million, which can be carried forward to offset future taxable income, if any.
Our federal net operating loss carryforwards incurred prior to January 1, 2018 expire starting in 2027; state net operating loss carryforwards expire starting in 2035; and federal tax credit carryforwards begin to expire starting in 2034.
We recorded an income tax expense of $0.7 million for the year ended December 31, 2022. No income tax expense or benefit was recorded for the year ended December 31, 2021.
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
Common Stock Options Fair Value
We recognize stock-based compensation expense in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. The use of a Black-Scholes model requires us to apply judgment and make assumptions and estimates that include the following:
•Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period.
•Expected Dividend Yield—We have never declared or paid dividends and have no plans to do so in the foreseeable future.

Table of Contents`
•Risk-Free Interest Rate—This is the U.S. Treasury rate for the week of each option grant during the year, having a term that most closely resembles the expected life of the option.
•Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years and we have estimated the expected life of the option term to be between six and eight years. We use a simplified method to calculate the average expected term for employee awards.
Results of Operations
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2022 and 2021. For a comparison of our results of operations and financial condition for the years ended December 31, 2021 and 2020. see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual report on Form 10-K, filed with the SEC on February 23, 2021.
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in millions):

	Year ended December 31,
	2022	2021	Change
Revenues:
Research collaboration	$7.0	$93.0	$(86.0)
Milestone	5.5	21.0	(15.5)
Licensing	—	80.8	(80.8)
Royalties	152.1	80.3	71.8
Total revenues	164.6	275.1	(110.5)
Operating expenses:
Research and development	199.6	192.5	7.1
General and administrative	47.5	38.8	8.7
Total operating expenses	247.1	231.3	15.8
Other income, net	28.0	38.8	(10.8)
Income tax expense	0.7	—	0.7
Net income (loss)	$(55.2)	$82.6	$(137.8)
Revenues
Research collaboration revenues in 2022 are primarily revenue recognized under our second Janssen agreement, while research collaboration revenues in 2021 are primarily revenue recognized under our first Janssen agreement and our Novartis agreement.
Milestone payments decreased by $15.5 million in 2022 from 2021 amounts primarily due to milestones received from Astellas in 2022, compared to milestones received from MorphoSys, Janssen and Novartis in 2021.
Licensing revenues decreased in 2022 from the amounts reported for the same period in 2021. Licensing revenue in 2021 primarily consists of revenues recognized from the second Janssen agreement and Zenas.
Increased royalty revenues for 2022 are primarily due to additional revenue recognized from our Vir agreement over 2021 royalty amounts.

Table of Contents`
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022	2021	Change
Product programs:

Bispecific programs:
CD3 programs:
Vibecotamab* (1)	$4.0	$8.3	$(4.3)
Plamotamab*	19.8	33.2	(13.4)
Tidutamab (2)	11.0	15.3	(4.3)
XmAb819 (ENPP3 x CD3)	10.5	16.4	(5.9)
XmAb541 (CLDN6 X CD3)	7.1	—	7.1
Total CD3 programs	52.4	73.2	(20.8)

CD28 program:
XmAb808 (B7H3 x CD2)	17.7	9.3	8.4

Tumor microenvironment (TME) activator programs:
Vudalimab (XmAb717)	22.8	25.6	(2.8)
XmAb104	21.3	15.4	5.9
XmAb841(3)	8.7	12.2	(3.5)
Total TME activator programs	52.8	53.2	(0.4)

Cytokine programs:
XmAb662 IL-12	15.5	5.9	9.6
XmAb306/RG6323*	13.2	15.3	(2.1)
XmAb143-IL18	5.7	—	5.7
XmAb564	17.2	13.1	4.1
Total cytokine programs	51.6	34.3	17.3

Subtotal bispecific programs	174.5	170.0	4.5

Other, research and early-stage programs	25.1	22.5	2.6

Total research and development expenses	$199.6	$192.5	$7.1
*Includes net reimbursements from our partners pursuant to agreements that include cost-sharing arrangements.
(1) Represents wind down costs of the program; Novartis and the Company stopped development of the vibecotomab program in 2021.
(2) Represents wind down costs of the program; the Company stopped development of the tidutimab program in the second quarter of 2022.
(3) Represents wind down costs of the program; the Company stopped development of the XmAb841 program in the second quarter 2022.

Table of Contents`
Research and development expenses increased by $7.1 million in 2022 over 2021 amounts as we continue to expand our pipeline of bispecific antibody and cytokine candidates. Increased research and development spending in 2022 was primarily driven by increased spending on our CD3, CD28 and cytokine programs including XmAb808 which we advanced into clinical studies in 2022, XmAb662 for which we completed IND-enabling activities in 2022 and have an open IND, and XmAb541 for which we are conducting IND-enabling activities.
General and Administrative Expenses
General and administrative expenses increased by $8.7 million in 2022 over 2021 amounts primarily due to increases in general and administrative compensation costs, and additional spending on facilities and licensing fees.
Other Income, Net
Other income, net decreased by $10.8 million in 2022 from 2021 amounts. We recognized an unrealized gain from remeasuring equity securities in connection with our licensing transactions. In 2021, we realized gain from the sale of the INmune option offset by unrealized losses from the change in accounting estimate for equity securities in connection with our licensing transactions.
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
In 2022, we received a total of $198.7 million in milestone payments and royalties in connection with licensing of our technologies and products.
At December 31, 2022, we had $613.5 million of cash, cash equivalents, marketable debt securities, and receivables compared to $664.1 million at December 31, 2021. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and royalty payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
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

Table of Contents`
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$24,485	$(16,853)
Investing activities	(119,725)	(46,249)
Financing activities	5,702	43,038
Net increase (decrease) in cash and cash equivalents	$(89,538)	$(20,064)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 reflects royalty payments received during the year in excess of operating expenses while net cash used in operating activities for the year ended December 31, 2021 reflects the operating expenses incurred during the year offset by upfront, milestone, and royalty payments received.
Investing Activities
Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2022, we purchased $81.3 million of marketable securities, net of $306.6 million of proceeds from sales and maturities. In 2021, we purchased $24.4 million of marketable securities, net of $485.2 million of proceeds from sales and maturities. We acquired $4.9 million and $2.7 million of intangible assets in the years ended December 31, 2022 and 2021, respectively. We purchased $38.5 million and $13.3 million of capital equipment for the years ended December 31, 2022 and 2021, respectively. We also purchased a $5.0 million convertible note for the year ended December 31, 2021.
Financing Activities
Net cash provided by financing activities during the years ended December 31, 2022 and 2021 consists primarily of cash from stock option exercises and the sales of shares under the Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities decreased during 2022 from amounts reported for 2021 primarily from proceeds received from issuance of common stock in connection with our Janssen collaboration in 2021.
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
In February 2018, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human programmed death protein, PD-1. Under this license agreement, we may be required to make $22.0 million in additional contingent payments which include $1.5 million of clinical milestones, $4.5 million of regulatory milestones and milestones on the achievement of certain sales of $16.0 million, in addition to royalties upon commercial sales of products of 1%. We made an upfront payment in connection with this license in 2019 and have not made any additional payments under this license agreement.
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

Table of Contents`
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
In September 2020, we entered into an agreement with MD Andersen in which we agreed to provide up to $10 million in funding over a five-year period in exchange for MD Andersen conducting clinical studies with our drug candidates. In December 2021, we amended the agreement to extend it an additional year at the same level of funding.
In August 2022 and in December 2022, we entered into agreements with Caris to license novel targets identified from their technology platform. The terms for the agreements provide that we may be obligated to pay development, regulatory and sales milestones for each target we elect to license in addition to royalties on net sales of approve products.
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

Table of Contents`
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Xencor, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Xencor, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 24, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition Allocated to Research Services
As described in Note 10 to the financial statements, the Company is recognizing revenue allocated to research services over time. For research services revenue recognized over time, management utilizes the input method to measure progress toward the complete satisfaction of the performance obligations based upon the research hours incurred to date as a percentage of the total estimated research hours. We identified revenue recognition for this contract as a critical audit matter.
The principal consideration for our determination that revenue recognition for research services was a critical audit matter is that the measure of progress towards completion utilizes assumptions for future hours to complete the performance obligations, and those assumptions have significant estimation uncertainty. A significant change in the assumptions could affect the amount of revenue recognized in an accounting period. Given these factors, the related audit effort in evaluating management’s judgments in determining the revenue recognition allocated to research services required significant audit effort and a high degree of auditor judgment and subjectivity to perform our audit procedures and evaluate the audit evidence obtained.

Table of Contents`
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over management’s process for recognizing revenue over time. Our procedures included, among others (i) obtaining information regarding the nature and extent of progress from the Company’s research team conducting the research activities; (ii) obtaining an understanding for significant changes in budgeted to actual hours; (iii) evaluating the progress towards completion of contracts based on hours incurred, and testing the appropriateness of the timing and amount of revenue recognized; and (iv) assessing management’s sensitivity analyses over the significant assumptions to evaluate the impact of changes in estimated hours to complete that would result from changes in the underlying assumptions; and (v) assessing management’s estimates based on updated information available after December 31, 2022.
/s/ RSM US LLP
We have served as the Company’s auditor since 2015.
Los Angeles, California
February 24, 2023

Table of Contents`
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Xencor, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Xencor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, of the Company and our report, dated February 24, 2023, expressed an unqualified opinion.
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
/s/ RSM US LLP
Los Angeles, California
February 24, 2023

Table of Contents`
Xencor, Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$53,942	$143,480
Marketable debt securities	526,689	153,767
Marketable equity securities	42,431	36,860
Accounts receivable	28,997	66,384
Prepaid expenses and other current assets	23,283	23,877
Total current assets	675,342	424,368
Property and equipment, net	59,183	28,240
Patents, licenses, and other intangible assets, net	18,500	16,493
Marketable debt securities - long term	3,826	300,465
Equity securities	54,383	31,262
Notes receivable - long term	—	5,000
Right of use asset	34,419	31,730
Other assets	613	653
Total assets	$846,266	$838,211
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,088	$14,001
Accrued expenses	18,728	19,443
Lease liabilities	4,708	—
Deferred revenue	30,320	37,294
Total current liabilities	63,844	70,738
Lease liabilities, net of current portion	54,926	33,969
Total liabilities	118,770	104,707
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 59,997,713 issued and outstanding shares at December 31, 2022 and 59,355,558 issued and outstanding at December 31, 2021	601	595
Additional paid-in capital	1,072,132	1,017,523
Accumulated other comprehensive income	(6,952)	(1,510)
Accumulated deficit	(338,285)	(283,104)
Total stockholders’ equity	727,496	733,504
Total liabilities and stockholders’ equity	$846,266	$838,211
See accompanying notes to the financial statements.

Table of Contents`
Xencor, Inc.
Statements of Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Revenue
Collaborations, licenses, milestones, and royalties	$164,579	$275,111	$122,694
Operating expenses
Research and development	199,563	192,507	169,802
General and administrative	47,489	38,837	29,689
Total operating expenses	247,052	231,344	199,491
Income (loss) from operations	(82,473)	43,767	(76,797)
Other income (expense)
Interest income, net	4,817	849	7,264
Other income (expense), net	(286)	(1,274)	95
Gain on equity securities, net	23,434	39,289	105
Total other income, net	27,965	38,864	7,464

Income (loss) before income tax	(54,508)	82,631	(69,333)
Income tax expense	673	—	—
Net income (loss)	(55,181)	82,631	(69,333)
Other comprehensive income (loss)
Net unrealized loss on marketable securities available-for-sale	(5,442)	(1,584)	(1,087)
Comprehensive income (loss)	$(60,623)	$81,047	$(70,420)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.93)	$1.42	$(1.21)
Diluted	$(0.93)	$1.37	$(1.21)
Weighted average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	59,652,461	58,379,641	57,212,737
Diluted	59,652,461	60,495,455	57,212,737
See accompanying notes to the financial statements.

Table of Contents`
Xencor, Inc.
Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2019	56,902,301	$569	$887,873	$1,161	$(296,402)	$593,201
Issuance of common stock upon exercise of stock awards	858,470	9	16,608	—	—	16,617
Issuance of common stock under the Employee Stock Purchase Plan	50,318	1	1,426	—	—	1,427
Issuance of restricted stock units	62,355	1	(1)			—
Comprehensive income	—	—	—	(1,087)	(69,333)	(70,420)
Stock-based compensation	—	—	31,619	—	—	31,619
Balance, December 31, 2020	57,873,444	580	937,525	74	(365,735)	572,444
Sale of common stock	748,062	7	28,913	—	—	28,920
Issuance of common stock upon exercise of stock awards	520,240	5	12,276	—	—	12,281
Issuance of common stock under the Employee Stock Purchase Plan	62,257	1	1,836	—	—	1,837
Issuance of restricted stock units	151,555	2	(2)	—	—	—
Comprehensive income	—	—	—	(1,584)	82,631	81,047
Stock-based compensation	—	—	36,975	—	—	36,975
Balance, December 31, 2021	59,355,558	595	1,017,523	(1,510)	(283,104)	733,504
Sale of common stock				—	—	—
Issuance of common stock upon exercise of stock awards	195,485	2	3,608	—	—	3,610
Issuance of common stock under the Employee Stock Purchase Plan	105,597	1	2,091	—	—	2,092
Issuance of restricted stock units	341,073	3	(3)	—	—	—
Comprehensive income	—	—	—	(5,442)	(55,181)	(60,623)
Stock-based compensation	—	—	48,913	—	—	48,913
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$727,496
See accompanying notes to the financial statements.

Table of Contents`
Xencor, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(55,181)	$82,631	$(69,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,799	7,491	5,794
Amortization of premium (accretion of discount) on marketable securities	127	3,160	(272)
Stock-based compensation	48,913	36,975	31,619
Abandonment of capitalized intangible assets	1,510	934	535
Loss on disposal of assets	145	462	4
Gain on sale of marketable securities available-for-sale	—	—	(153)
Equity received in connection with license agreement	(5,397)	(22,379)	(26,660)
Equity received in connection with sale of financial assets	—	(3,300)	—
Cash redemption of equity received in connection with license agreement	—	—	5,390
Change in fair value of equity securities	(23,434)	(20,988)	(105)
Equity securities impairment	138	762	—

Changes in operating assets and liabilities:
Accounts receivable and contract assets	37,387	(54,941)	10,131
Interest receivable from marketable debt securities	(530)	655	1,190
Prepaid expenses and other assets	634	(13,151)	(4,170)
Income tax	—	—	895
Contract asset and deposits	—	12,059	(12,401)
Accounts payable	(3,913)	5,047	(1,235)
Accrued expenses	(715)	1,840	8,608
Lease liabilities and ROU assets	22,976	1,211	(325)
Deferred revenue	(6,974)	(55,321)	45,484
Net cash provided by (used in) operating activities	24,485	(16,853)	(5,004)
Cash flows from investing activities
Proceeds from sale and maturities of marketable securities available-for-sale	306,607	485,152	757,617
Proceeds from sale of property and equipment	—	19	1
Purchase of marketable securities	(387,928)	(509,597)	(643,658)
Purchase of intangible assets	(4,910)	(2,682)	(3,229)
Purchase of property and equipment	(38,494)	(13,299)	(10,539)
Conversion (purchase) of convertible note	5,000	(5,000)	—
Exercise of stock options	—	(842)	—
Net cash provided by (used in) investing activities	(119,725)	(46,249)	100,192
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	3,610	12,281	16,617
Proceeds from issuance of common stock from Employee Stock Purchase Plan	2,092	1,837	1,427
Proceeds from issuance of common stock	—	28,920	—
Net cash provided by financing activities	5,702	43,038	18,044
Net (decrease) increase in cash and cash equivalents	(89,538)	(20,064)	113,232
Cash and cash equivalents, beginning of year	143,480	163,544	50,312
Cash and cash equivalents, end of year	$53,942	$143,480	$163,544
Supplemental disclosures of cash flow information
Cash paid for:
Interest	13	14	15
Taxes	700	—	—
Supplemental Schedule of Noncash Activities
Net unrealized gain (loss) on marketable securities available-for-sale	(5,442)	(1,584)	(1,087)
Addition of right-of-use asset	$6,155	$24,047	$3,127
See accompanying notes to the financial statements.

Table of Contents`

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
Our operations are based in Monrovia, California and San Diego, California.
Basis of Presentation
The Company’s financial statements as of December 31, 2022, 2021, and 2020 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).
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

Table of Contents`
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
Deferred Revenue
Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. The total amounts reported as deferred revenue were $30.3 million and $37.3 million at December 31, 2022 and 2021, respectively.
Accounts Receivable
Accounts receivable primarily consists of royalty and milestone revenues receivable from our license and collaboration agreements, as well as receivables arising from cost-sharing development activities. We did not record an allowance for doubtful accounts at December 31, 2022 or 2021, as we expect to collect all receivables within the terms, which are generally between 30 and 60 days.
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
The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the years ended in December 31, 2022 and 2021, respectively. Accrued interest on

Table of Contents`
marketable debt securities is included in marketable securities’ carrying value. Accrued interest was $1.3 million and $0.8 million at December 31, 2022 and 2021, respectively. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the years ended December 31, 2022 and 2021, the Company recorded an unrealized loss of $5.4 million and $1.6 million, respectively, in its portfolio of marketable debt securities. The unrealized losses were due to the changing interest rate environment and are not due to changes in the credit quality of the underlying securities. The unrealized losses were recorded in other comprehensive income (loss) for the years then ended.
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
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record at their initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the years ended December 31, 2022 and 2021, the Company recorded an impairment charge of $0.1 million and $0.8 million, respectively, in connection with equity securities without a readily determinable fair value.
During the years ended December 31, 2022 and 2021, the Company recorded a net gain of $23.4 million and $39.3 million, respectively, in connection with its equity investments.
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
Cash and cash equivalents are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2022 and 2021 approximated $53.6 million and $143.2 million, respectively.
We have payables with two service providers that represent 45% of our total payables and with four service providers that represented 64% of our total payables at December 31, 2022 and 2021, respectively. We rely on five critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2022 or 2021.
We have receivables with four service providers that represent 91% of our total receivables and with two service providers that represent 84% of our total receivables at December 31, 2022 and 2021, respectively. The receivables are related to royalty revenues from our licensing and collaboration agreements. No other customer accounted for more than 10% of total receivables at December 31, 2022 or 2021.
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

Table of Contents`
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
The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3

Money Market Funds in Cash and Cash Equivalents	$40,967	$40,967	$—	$—
Corporate Securities	200,626	—	200,626	—
Government Securities	329,889	—	329,889	—
	$571,482	$40,967	$530,515	$—

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3

Money Market Funds in Cash and Cash Equivalents	$123,892	$123,892	$—	$—
Corporate Securities	144,418	—	144,418	—
Government Securities	309,814	—	309,814	—
	$578,124	$123,892	$454,232	$—
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1 and Level 2.
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

Table of Contents`
Patents, Licenses, and Other Intangible Assets
The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from 1 to 18 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued, or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 3 to 27 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2022, 2021, and 2020, we abandoned previously capitalized patent and licensing related charges of $1.5 million, $0.9 million, and $0.5 million, respectively.
The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2022	2021
Patents, definite life	$14,535	$13,231
Patents, pending issuance	9,328	8,821
Licenses and other amortizable intangible assets	3,908	2,474
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	28,170	24,925
Accumulated amortization—patents	(7,781)	(6,800)
Accumulated amortization—licenses and other	(1,889)	(1,632)
Total intangible assets, net	$18,500	$16,493
Amortization expense for patents, licenses, and other intangible assets was $1.4 million, $1.2 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Future amortization expense for patent, licenses, and other intangible assets recorded as of December 31, 2022, and for which amortization has commenced, is as follows:

Year ended December 31,
(in thousands)
2023	$1,165
2024	1,123
2025	1,110
2026	1,097
2027	1,096
Thereafter	3,181
Total	$8,772
The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2022, the Company has $9.3 million of intangible assets which are in-process and have not been placed in service, and accordingly amortization on these assets has not commenced.

Table of Contents`
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
We did not recognize a loss from impairment for the years ended December 31, 2022, 2021, or 2020.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2022 or 2021.
Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.
The Tax Cuts and Jobs Act of 2017 (TCJA) enacted on December 22, 2017 included several key provisions impacting the accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax (AMT) system, and made changes to the carryforward of net operating losses beginning on January 1, 2018. The TCJA changed the income tax treatment of research and development expenses requiring such costs to be capitalized and amortized over several years beginning effective January 1, 2022. The tax reform also provided for a refund of unused AMT carryforwards for years beginning after December 31, 2017. We received an income tax refund during the year ended December 31, 2020 of $0.8 million each year related to our federal AMT carryforwards.
Stock-Based Compensation
We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options, restricted stock units (RSUs), and shares issued under our Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures when they occur. We recorded stock-based compensation and expense for stock-based awards to employees, directors, and consultants of approximately $48.9 million, $37.0 million, and $31.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Table of Contents`
(RSUs), and stock issuable pursuant to the 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.
Basic and diluted net income (loss) per common share is computed as follows:
Basic net income (loss) per common share is computed by dividing the net income or loss by the weighted-average number of common shares outstanding during the period. Potentially dilutive securities were included in the diluted net income per common share calculation for 2021.
In 2022 and 2020, we excluded all options and awards from the calculations because we reported net losses in the period, and the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) attributable to common stockholders for basic net income (loss) per share	$(55,181)	$82,631	$(69,333)
Denominator:
Weighted-average common shares outstanding	59,652,461	58,379,641	57,212,737
Basic net income (loss) per common share	$(0.93)	$1.42	$(1.21)

Diluted
Numerator:
Net income (loss) attributable to common stockholders for diluted net income (loss) per share	$(55,181)	$82,631	$(69,333)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	59,652,461	58,379,641	57,212,737
Dilutive effect of employee stock options, RSUs, and ESPP	—	2,115,814	—
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	59,652,461	60,495,455	57,212,737
Diluted net income (loss) per common share	$(0.93)	$1.37	$(1.21)
For the years ended December 31, 2022 and 2020, all outstanding potentially dilutive securities were excluded from the calculation as the effect of including such securities would have been anti-dilutive. For the year ended December 31, 2021, we excluded 1,196,268 shares of options and RSUs from the calculation of diluted net income per common share because the inclusion of such shares would have had an anti-dilutive effect.
Segment Reporting
The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.
2. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2022, 2021, and 2020, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2022.

Table of Contents`
3. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of December 31, 2022 and 2021 are summarized below:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$40,967	$—	$—	$40,967
Corporate Securities	201,752	—	(1,126)	200,626
Government Securities	335,705	3	(5,819)	329,889
	$578,424	$3	$(6,945)	$571,482

Reported as
Cash and cash equivalents				$40,967
Marketable securities				530,515
Total investments				$571,482

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$123,892	$—	$—	$123,892
Corporate Securities	144,584	—	(166)	144,418
Government Securities	311,148	1	(1,335)	309,814
	$579,624	$1	$(1,501)	$578,124

Reported as
Cash and cash equivalents				$123,892
Marketable securities				454,232
Total investments				$578,124
The maturities of the Company’s marketable debt securities as of December 31, 2022 are as follows:

	Amortized Cost	Estimated Fair Value
(in thousands)
Mature in one year or less	$533,626	$526,689
Mature within two years	3,831	3,826
	$537,457	$530,515

Table of Contents`
The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$132,658	$(1,121)	$3,826	$(5)
Government Securities	324,933	(5,819)	—	—
	$457,591	$(6,940)	$3,826	$(5)

	December 31, 2021
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$50,337	$(51)	$45,872	$(115)
Government Securities	39,909	(54)	254,593	(1,281)
	$90,246	$(105)	$300,465	$(1,396)
The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). Equity securities with a readily determinable fair value and their fair values (in thousands) as of December 31, 2022 and 2021 are as follows:

	Fair Value December 31, 2022	Fair Value December 31, 2021
Astria Common Stock	$9,529	$3,449
INmune Common Stock	11,954	19,233
Viridian Common Stock	20,948	14,178
	$42,431	$36,860
The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluates such investments at each reporting period for evidence of impairment or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the year ended December 31, 2022, the Company recorded an impairment charge of $0.1 million related to the Astria preferred stock. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of December 31, 2022 and 2021 are as follows:

	Carrying Value December 31, 2022	Carrying Value December 31, 2021
Astria Preferred Stock	$174	$312
Zenas Preferred Stock	54,209	30,950
	$54,383	$31,262

Table of Contents`
In 2018, the Company received equity shares in Quellis Biosciences, Inc. (Quellis) in connection with a licensing transaction. In 2021, Quellis merged into Catabasis Pharmaceuticals, Inc. (Catabasis), and the Company received common and preferred stock in Catabasis in exchange for its Quellis equity. In June 2021, shares of the Catabasis preferred stock were exchanged for shares of Catabasis common stock; the shares of the Catabasis common stock have a readily determinable fair value. In September 2021, Catabasis changed its name to Astria Therapeutics, Inc. (Astria). The Company accounts for the shares in Astria common stock at their fair value each reporting period and the adjustment in the fair value of the Astria common stock has been recorded in unrealized gain (loss) on equity securities for the year ended December 31, 2022.
The Company records its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the original shares of preferred stock at their initial cost and to review the carrying value for impairment or other changes in carrying value at each reporting period. The Company subsequently recorded impairment charges of $0.1 million and $0.8 million related to its investment in Astria’s preferred stock in 2022 and 2021, respectively.
In 2017, the Company received shares of common stock of INmune Bio, Inc. (INmune) and an option to acquire additional shares of INmune’s common stock in connection with a licensing transaction. The Company received a second option to acquire additional shares of INmune common stock in connection with a designee appointed by us serving on the board of directors of INmune. The Company originally recorded its investment at cost pursuant to ASC 323, Investments – Equity Method and Joint Ventures. In June 2021, the Company entered into an Option Cancellation Agreement with INmune and received $15.0 million in proceeds and an additional shares of INmune common stock in exchange for the initial option. During 2021, the Company determined that it should no longer account for its investment in INmune under the equity method. In September 2021, the Company exercised its second option to purchase 108,000 shares of INmune common stock for $0.8 million and the Company recorded a gain of $0.9 million on the purchase. The Company's current share holdings, which consist of common stock of INmune, have a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock was recorded in gain (loss) on equity securities for the year ended December 31, 2022.
In December 2021, the Company received shares of common stock of Viridian Therapeutics, Inc. (Viridian) in connection with the Viridian Agreement. In December 2022, the Company received additional shares of common stock of Viridian in connection with the Second Viridian Agreement (defined below). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value and the adjustment in the fair value of the shares of Viridian common stock was recorded in gain (loss) on equity securities for the year ended at December 31, 2022.
In 2020, the Company received an equity interest in Zenas BioPharma Limited (Zenas), in connection with the Zenas Agreement (defined below). The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. In 2021, the Company received a warrant to receive equity from Zenas in connection with the Second Zenas Agreement (defined below). In 2021, the Company purchased a convertible promissory note from Zenas. In 2022, the Zenas warrant was exchanged for additional equity in Zenas. In 2022, the convertible note and accrued interest through the conversion date were exchanged for equity shares in Zenas. We recognized an unrealized gain of $21.9 million from the warrant exchange and the conversion of the promissory note. During the year ended December 31, 2022, there was no impairment related to this investment.
Unrealized gains and losses recognized on equity securities (in thousands) during the year ended December 31, 2022 and 2021 consist of the following:

	Year Ended December 31,
	2022	2021

Net gains recognized on equity securities	$23,434	$39,289
Less: net gains recognized on equity securities redeemed	—	18,301
Unrealized gain (losses) recognized on equity securities	$23,434	$20,988

Table of Contents`
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
5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2022	2021
	(in thousands)
Computers, software and equipment	$45,159	$41,955
Furniture and fixtures	539	539
Leasehold and tenant improvements	41,774	8,574
Total gross carrying amount	87,472	51,068
Less accumulated depreciation and amortization	(28,289)	(22,828)
Total property and equipment, net	$59,183	$28,240
Leasehold and tenant improvements consist primarily of leasehold construction at our new Pasadena headquarters.
Depreciation expense related to property and equipment in 2022, 2021, and 2020 was $7.4 million, $6.3 million, and $4.7 million, respectively.
6. Income Taxes
Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for income taxes for the year ended December 31, 2022 was $0.7 million.There was no provision for taxes for the years ended December 31, 2021 and December 31, 2020.
A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax	$(11,447)	$17,352	$(14,559)
State and local income taxes	(615)	783	(4,659)
Research and development credit	(9,366)	(10,492)	(9,669)
Stock-based compensation	3,384	2,424	529
Foreign-derived intangible income	(1,449)	—	—
Other	(74)	95	56
Change in state rate	44	2,599	—
Net change in valuation allowance	20,196	(12,761)	28,302
Income tax provision	$673	$—	$—

Table of Contents`
The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2022 and 2021 is presented below (in thousands):

	December 31,
	2022	2021
Deferred income tax assets
Net operating loss carryforwards	$32,898	$46,629
Research credits	54,825	48,128
Unrealized loss on securities	1,573	327
Capitalized lease assets	5,564	489
Accrued compensation	14,484	9,207
Capitalized research and development costs	21,338	—
Gross deferred income tax assets	130,682	104,780
Valuation allowance	(115,010)	(93,580)
Net deferred income tax assets	15,672	11,200
Deferred income tax liabilities
Patent costs	(2,885)	(3,416)
Deferred revenue	3,225	(3,508)
Licensing costs	(124)	(151)
Capitalized legal costs	(9)	(13)
Depreciation	(6,532)	(288)
Unrealized gain on securities	(9,347)	(3,824)
Gross deferred income tax liabilities	(15,672)	(11,200)
Net deferred income tax asset	$—	$—
The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. One of the changes was elimination of the AMT tax system for corporations and allowance of an income tax refund for AMT tax credit carryforwards. We have received an income tax refund of $0.8 million for the year ended December 31, 2020 for U.S. AMT credit carryforwards. The other significant change made by the TCJA requires research and development costs incurred after December 31, 2021 to be capitalized and amortized over several years. We have recorded a deferred asset as of December 31, 2022 for such capitalized research and development costs. We have net deferred tax assets relating primarily to net operating loss carryforwards and research and development tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2022 and 2021. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2022, the valuation allowance increased by $21.4 million. The Company’s tax years starting in 2018 through 2021 remain open to potential examination by the U.S. and state taxing authorities due to carryforwards of net operating losses.
As of December 31, 2022, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $102.4 million and $162.1 million, respectively, and available tax credit carryforwards of approximately $38.7 million for federal income tax purposes and $20.4 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. The federal net operating loss carryforwards consist of $59.0 million of losses incurred prior to January 1, 2018, which are subject to carryforward limitations and $43.4 million of losses incurred after January 1, 2018, which may be carried forward indefinitely.
Our federal net operating loss carryforwards expire starting in 2027, state net operating loss carryforwards expire starting in 2035, and federal tax credit carryforwards begin to expire in 2034. Utilization of our net operating loss and tax credit carryforwards are subject to a substantial annual limitation under Section 382 of the Code due to the fact that we have experienced ownership changes. As a result of these changes, certain of our net operating loss and tax credit carryforwards may expire before we can use them.

Table of Contents`
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
As of December 31, 2022, the total number of shares of common stock available for issuance under the 2013 Plan was 14,792,799. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. On January 1, 2022, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,374,222 shares, which is included in the number of shares available for issuance above. As of December 31, 2022, a total of 14,535,306 options have been granted under the 2013 Plan.
As of December 31, 2022, the Company has awarded 1,999,817 RSUs to certain employees pursuant to the 2013 Plan. Vesting of these awards will be annually over equal installments, either a two or three-year vesting period, and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.
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
As of December 31, 2022, the total number of shares of common stock available for issuance under the ESPP is 539,392. Unless otherwise determined by our Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, the total number of shares of common stock available for issuance under the ESPP was increased by 593,555 shares on January 1, 2022. As of December 31, 2022, we have issued a total of 635,449 shares of common stock under the ESPP.
Total employee, director and non-employee stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
General and administrative	$17,281	$12,813	$10,769
Research and development	31,632	24,162	20,850
	$48,913	$36,975	$31,619

Table of Contents`

	Year Ended December 31,
(in thousands)	2022	2021	2020
Stock options	$29,758	$27,909	$26,045
ESPP	1,174	992	804
RSUs	17,981	8,074	4,770
	$48,913	$36,975	$31,619
Information with respect to stock options outstanding is as follows:

	December 31,
	2022	2021	2020
Exercisable options	6,679,948	5,576,430	4,668,179
Weighted average exercise price per share of exercisable options	$26.99	$24.15	$21.75
Weighted average grant date fair value per share of options granted during the year	$15.45	$21.65	$16.96
Options available for future grants	3,622,319	3,597,371	3,346,092
Weighted average remaining contractual life	6.30	6.65	7.00
The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Balances at December 31, 2019	7,174,319	$24.03	7.32	$79,116
Options granted	1,679,324	33.08
Options forfeited	(243,384)	32.93
Options exercised(3)	(858,470)	19.36
Balances at December 31, 2020	7,751,789	26.23	7.00	$134,941
Options granted	1,827,234	41.22
Options forfeited	(382,454)	36.15
Options exercised(3)	(520,240)	23.61
Balances at December 31, 2021	8,676,329	29.11	6.65	$100,057
Options granted	2,135,233	29.45
Options forfeited	(533,435)	34.09
Options exercised(3)	(195,485)	18.46
Balances at December 31, 2022	10,082,642	$29.12	6.30	$27,141
As of December 31, 2022
Options vested and expected to vest	10,082,642	$29.12	6.30	$27,141
Exercisable	6,679,948	$26.99	5.10	$26,979
______________________________
(1)The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2022 and 2021.
(3)The total intrinsic value of stock options exercised was $1.6 million, $9.2 million, and $16.3 million for the years ended December 31, 2022, 2021 and 2020 respectively.

Table of Contents`

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
The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2022, 2021 and 2020:

Options
	2022	2021	2020
Common stock fair value per share	$19.74 - 38.08	$30.65- 49.47	$20.69 - 45.91
Expected volatility	51.51% - 54.36%	53.91% - 56.82%	52.93% - 58.95%
Risk-free interest rate	1.57% - 4.34%	0.47% - 1.33%	0.29% - 1.71%
Expected dividend yield	—	—	—
Expected term (in years)	6.00 - 7.65	6.00 - 7.65	5.23 - 7.65

ESPP
	2022	2021	2020
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	43.19% - 55.72%	46.08% - 66.37%	50.77% - 66.37%
Risk-free interest rate	0.13% - 4.72%	0.04% - 1.65%	0.09% - 1.65%
Expected dividend yield	—	—	—
The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2022, 2021, and 2020 was determined using a blended volatility by examining the historical volatility for industry peer companies and the volatility of our stock from the effective date that our shares were publicly traded on a national stock exchange.
We determined the average expected life of stock options based on the anticipated time period between the measurement date and the exercise date by examining the option holders’ past exercise patterns.
The risk-free interest rate assumption is based on the U.S. Treasury instruments, for which the term was consistent with the expected term of our stock options.
The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid dividends and did not have any dividend payout at December 31, 2022.

Table of Contents`
The following table summarizes RSU activity for the years ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Unit)
Unvested at December 31, 2019	90,006	$34.66
Granted	348,288	32.51
Vested	(62,355)	32.61
Forfeited	(17,114)	32.33
Unvested at December 31, 2020	358,825	$33.04
Granted	670,700	39.11
Vested	(151,555)	32.76
Forfeited	(51,822)	36.68
Unvested at December 31, 2021	826,148	$37.79
Granted	875,330	29.45
Vested	(341,073)	37.37
Forfeited	(127,854)	33.66
Unvested at December 31, 2022	1,232,551	$32.41
As of December 31, 2022 and 2021, the unamortized compensation expense related to unvested stock options was $52.6 million and $54.5 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.43 years. At December 31, 2022 and 2021, the unamortized compensation expense was $1.2 million and $2.3 million respectively under our ESPP. The remaining unamortized expense will be recognized over the next 0.94 years. At December 31, 2022 and 2021, the unamortized compensation expense related to unvested restricted stock units was $28.3 million and $24.8 million, respectively. The remaining unamortized compensation expense will be recognized over the next 1.90 years.
8. Leases
The Company leases office and laboratory space in Monrovia, California under two separate leases that expire in January 2023 and December 2025, respectively with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the lease term extension option. For the year ended December 31, 2022, ROU assets obtained in exchange for new operating lease liabilities are $0.3 million.
The Company leases additional office space in San Diego, California through August 2022, with an option to extend for an additional five years. In May 2022, the Company entered into an amendment to the lease to extend the lease term through December 31, 2023. The Company has assessed that it is unlikely to exercise the option to extend the lease term.
In June 2021, the Company entered into an 18-month lease for office space in Monrovia, California. The lease began August 1, 2021 and terminated January 31, 2023. ROU assets obtained in exchange for new operating lease liabilities are $0.3 million
In June 2021, the Company entered into an Agreement of Lease (the Halstead Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California, where the Company intends to move its corporate headquarters in the first quarter of 2023. The term of the Halstead Lease will become effective in two phases. The first phase commences on July 14, 2021 and encompasses 83,083 square feet while the second phase commences no later than July 1, 2025 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from the first phase commencement date. The Company received delivery of the first phase premises on July 1, 2021 and is scheduled to complete construction of office, laboratory, and related improvements in the second half of 2022. The Halstead Lease provides the Company with improvement allowances of up to $17.0 million and $3.3 million in connection with the Phase 1 and Phase 2 building improvements, respectively. The initial base monthly rent is $386,336, or $4.65 per square foot, and

Table of Contents`
includes increases of three percent annually. The Company will also be responsible for its proportionate share of operating expenses, tax expense, and utility costs.
In July 2021, the Halstead Lease was amended to clarify the start date of the new lease to August 1, 2022 and to amend other provisions of the Halstead Lease to reflect the new start date of the lease. In August 2022, the Halstead lease was amended to increase the amount of the tenant allowance by$5.0 million with a corresponding increase in total rental payments. The Company is eligible to receive total tenant allowance under the lease for the phase 1 space of $22.0 million and the initial base rent is increased to $416,246 , or $5.01 per square foot. For the year ended December 31, 2021, ROU assets obtained in exchange for new operating lease liabilities are $29.7 million.
The Company received delivery of the second phase premises on December 1, 2022. For the year ended December 31, 2022, ROU assets obtained in exchange for new operating lease liabilities are $15.3 million.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2022 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
2023	$6,558
2024	6,072
2025	7,392
2026	8,589
2027	8,829
Thereafter	75,512
Total undiscounted lease payments	112,952
Less: Tenant allowance	(5,459)
Less: Imputed interest	(47,859)
Present value of lease payments	$59,634

Lease liabilities - short-term	$4,708
Lease liabilities - long-term	54,926
Total lease liabilities	$59,634
The following table summarizes lease costs, cash, and other disclosures for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020

Operating lease cost	$6,588	$4,342	$2,503
Variable lease cost	506	58	150
Total lease costs	$7,094	$4,400	$2,653
Cash paid for amounts included in
the measurement of lease liabilities	$2,869	$2,773	$2,233
Weighted-average remaining lease term
—operating leases (in years)	12.0	12.3	7.4
Weighted-average discount rate
—operating leases	8.9%	5.8%	5.5%

Table of Contents`
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
These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and we did not record a liability as of December 31, 2022 and 2021.
10. Collaboration and Licensing Agreements
Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2022, 2021, and 2020. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.
Aimmune Therapeutics, Inc.
In 2020, the Company entered into a License, Development and Commercialization Agreement (the Aimmune Agreement) with Aimmune Therapeutics, Inc. (Aimmune) pursuant to which the Company granted Aimmune an exclusive worldwide license to XmAb7195, which was renamed AIMab7195. The Company received an upfront payment and is eligible to receive development, regulatory and, sales and tiered royalties on net sales of approved products from high-single to mid-teen percentage range.
No revenue was recognized for the year ended December 31, 2022 and 2021. There is no deferred revenue as of December 31, 2022 or 2021 related to this agreement.
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

Table of Contents`
In 2020, Alexion completed certain regulatory submissions for Ultomiris, and the Company received a total of $10.0 million in milestone payments. During 2020, the Company also recorded royalty revenue of $16.2 million in connection with reported net sales of Ultomiris by Alexion.
In 2021, the Company recorded royalty revenue of $22.2 million on net sales.
In 2022, the Company recorded royalty revenue of $29.4 million on net sales.
The total revenue recognized under this arrangement was $29.4 million, $22.2 million, and $26.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there is a receivable of $14.8 million, and there is no deferred revenue related to this agreement.
Amgen Inc.
In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Amgen has advanced one of the discovery programs, now AMG509, into clinical development. The Company is eligible to receive future development, regulatory and sales milestones in total for the program and is eligible to receive royalties on any global net sales of products.
No revenue was recognized for the year ended December 31, 2022, 2021, or 2020. As of December 31, 2022, there was no deferred revenue related to the arrangement.
Astellas Pharma Inc.
Effective March 2019, the Company entered into a Research and License Agreement (Astellas Agreement) with Astellas Pharma Inc. (Astellas) pursuant to which the Company and Astellas conducted a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.
The Company received an upfront payment and is eligible to receive development, regulatory and sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.
Astellas has advanced an antibody that was delivered into development, and we received a milestone related to the candidate in 2020. Astellas advanced the candidate into Phase 1 studies in 2022 and we received a $5.0 million milestone. The Company recognized $2.5 million of revenue in 2020, and $5.0 million of revenue in 2022 under the agreement. There is no deferred revenue as of December 31, 2022.
Astria Therapeutics, Inc.
In May 2018, the Company entered into an agreement with Quellis, pursuant to which the Company provided Quellis a non-exclusive license to its Xtend Fc technology. The Company received an equity interest in Quellis and is eligible to receive development, regulatory and sales milestones. The Company is also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
In January 2021, Quellis merged into Catabasis, and the Company received common stock and preferred stock of Catabasis in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended March 31, 2021. In June 2021, a portion of the Company’s preferred stock in Catabasis was converted to common stock, which was recorded at its fair value as of June 30, 2021. The remaining Catabasis preferred stock is carried at its original cost and is reviewed for impairment or other changes at each reporting period. In September 2021, Catabasis changed its name to Astria. The Company recorded an impairment charge of $0.1 million for its investment in Astria preferred stock for the year ended December 31, 2022.
The Company recognized unrealized gain of $6.1 million and $4.5 million related to its equity interest in Astria for the years ended December 31, 2022 and 2021, respectively. There is no deferred revenue as of December 31, 2022 related to this agreement.

Table of Contents`

Genentech, Inc., and F. Hoffmann-La Roche Ltd.
In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306, the Company’s IL-15/IL15Rα-Fc candidate.
Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306 and Genentech and Xencor will jointly collaborate on worldwide development of XmAb306.
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
No revenue was recognized for the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, we recognized $2.5 million and $3.5 million of income, respectively, from the Genentech Agreement. As of December 31, 2022, there was a $0.2 million receivable related to cost-sharing development activities during the fourth quarter of 2022. There is no deferred revenue as of December 31, 2022.
Gilead Sciences, Inc.
In January 2020, the Company entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), in which the Company provided Gilead an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies directed to the same molecular target. Gilead is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment and is eligible to receive development, regulatory and, sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the low-single digit percentage range on net sales of approved products.
In the second quarter of 2020, Gilead exercised options on three additional antibody compounds, and in April 2020, we received a total of $7.5 million in payment of the three options.
No revenue was recognized for the year ended December 31, 2022 and 2021. The Company recognized $13.5 million of revenue related to the Gilead Agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2022 related to this agreement.
INmune Bio, Inc.
In October 2017, the Company entered into a License Agreement (the INmune Agreement) with INmune. Under the terms of the INmune Agreement, the Company provided INmune with an exclusive license to certain rights to a proprietary protein, XPro1595. In connection with the agreement the Company received shares of INmune common stock and an option to acquire additional shares of INmune. The Company also received a second option to acquire additional shares of INmune common stock with a designee appointed by us serving on the board of directors of INmune.
The Company initially recorded its equity interest in INmune, including its option to acquire additional INmune shares, at cost pursuant to ASC 323.
In June 2021, the Company entered into the First Amendment to License Agreement (the Amended INmune Agreement) and an Option Cancellation Agreement (the Option Agreement) with INmune. The Amended INmune

Table of Contents`
Agreement modified certain diligence provisions in the INmune Agreement with no change in total consideration or performance obligations. The Option Agreement provided for the sale of the initial option to INmune for the total consideration of $18.3 million which includes $15.0 million in cash and additional shares of INmune common stock. The Company recorded a realized gain of $18.3 million according to ASC 860, Transfer and Servicing, and recorded the additional shares of INmune common stock according to ASC 321, Investments – Equity Securities.
During the three months ended June 30, 2021, the Company determined that it should no longer record its investment in INmune under the equity method and recorded its investment in INmune pursuant to ASC 321. The Company adjusted the carrying value of this investment by recognizing an unrealized gain of $27.8 million as other income for the three months ended June 30, 2021.
In September 2021, the Company exercised its second to purchase additional shares of INmune common stock for $0.8 million. The Company recognized an unrealized gain of $2.0 million, which consists of $1.1 million of fair value of the option and $0.9 million gain on the purchase, as other income for the three months ended September 30, 2021.
For the year ended December 31, 2022, the Company recorded $7.3 million of unrealized loss related to its investment in INmune. For the year ended December 31, 2021, the Company recorded $15.1 million of unrealized gain and $18.3 million of realized gain related to its investment in INmune. No revenue was recognized for the years ended December 31, 2022, 2021, or 2020.
At the inception of the INmune Agreement in 2017, INmune was a related party as a result of the Company's significant influence with respect to its investment in INmune, as determined under ASC 323. The Company did not have any amounts due to or from INmune at December 31, 2022 or 2021. At June 30, 2021, the Company determined that it no longer has a significant influence in INmune and that INmune is no longer a related party.
Janssen Biotech, Inc.
Janssen Agreement
In November 2020, the Company entered into a Collaboration and License Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen) pursuant to which Xencor and Janssen conducted research and development activities to discover novel CD28 bispecific antibodies for the treatment of prostate cancer. Janssen and Xencor will conducted joint research activities to discover XmAb bispecific antibodies against CD28 and against an undisclosed prostate tumor-target with Janssen maintaining exclusive worldwide rights to develop and commercialize Licensed Products identified from the research activities.
Under the Janssen Agreement, the Company will conduct research activities and apply its bispecific Fc technology to antibodies targeting prostate cancer provided by Janssen. Upon completion of the research activities Janssen will have a candidate selection option to advance an identified candidate for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. Janssen will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. Pursuant to the Janssen Agreement, the Company received an upfront payment and is eligible to receive development, regulatory and, sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.
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
The Company recognized the $50.0 million transaction price as it satisfied its performance obligation to deliver CD28 bispecific antibodies to Janssen. The Company recognized revenue related to the performance obligation over the expected period of time to complete and deliver the CD28 bispecific antibodies to Janssen using the expected input method which considers an estimate of the Company’s efforts to complete the research activities outlined in the Janssen Agreement.

Table of Contents`
In November 2021, the Company completed its performance obligations under the research activities and delivered CD28 bispecific antibodies to Janssen. In December 2021, Janssen selected a bispecific CD28 candidate for further development, and we received a milestone of $5.0 million. For the year ended December 31, 2021 the Company recognized as revenue the $50.0 million transaction price in connection with the completion of the research activities and the $5.0 million milestone for selection of an antibody candidate by Janssen. No revenue was recognized under this agreement in 2022.
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
The Company identified the following performance obligations under the Second Janssen Agreement:
(i)the license to the plamotamab program, and
(ii)research services during a two-year period to create up to four CD28 bispecific candidates targeting B-cell antigens.
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

Table of Contents`
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
The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $58.5 million allocated to the license to the plamotamab program and $37.6 million allocated to the research services.
The Company recognized the $58.5 million allocated to the license when it satisfied its performance obligation and transferred the license to Janssen in November 2021. The license was transferred upon the effective date of the Second Janssen Agreement and when the Company subsequently transferred certain data related to the program to Janssen. The $37.6 million allocated to the research services is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. A total of $7.0 million and $0.3 million of revenue related to the research services was recognized in each of the years ended December 31, 2022 and December 31, 2021, respectively.
The Company recognized $7.0 million and $113.8 million of revenue related to the two Janssen agreements for the years ended December 31, 2022 and 2021, respectively. No revenue was recognized under this arrangement for the year ended December 31, 2020. There is $30.3 million in deferred revenue as of December 31, 2022 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Second Janssen Agreement.
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
The Company recognized a total of $7.8 million of royalty revenue on net sales of Monjuvi for the year ended December 31, 2022. The Company recognized a total of $12.5 million of milestone revenue related to clinical studies and royalties of $5.9 million on net sales of Monjuvi for the year ended December 31, 2021. There was $39.0 million of revenue recognized under this arrangement for the year ended December 31, 2020. As of December 31, 2022, the Company has no deferred revenue related to this agreement and has recorded a receivable of $2.2 million for royalties due.
Novartis Institute for Biomedical Research, Inc.
In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc

Table of Contents`
engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Pursuant to the Novartis Agreement:
•The Company granted Novartis certain exclusive rights to research, develop and commercialize XmAb14045 (vibecotamab) and,
•The Company will provide Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis.
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
In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology. Novartis will assume full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate. During the year ended December 31, 2021, Novartis advanced the Fc candidate into development and initiated clinical studies and the Company recognized $3.0 million of revenue related to the milestones.
During the year ended December 31, 2021, the Company recognized $43.1 million of revenue. No revenue was recognized during the years ended December 31, 2022 and 2020. There was a $0.03 million receivable and no deferred revenue as of December 31, 2022 related to the arrangement.
Omeros Corporation
In August 2020, the Company entered into a Technology License Agreement (the Omeros Agreement) with Omeros Corporation (Omeros), in which the Company provided Omeros a non-exclusive license to its Xtend Fc technology, an exclusive license to apply its Xtend technology to an initial identified antibody and options to apply its Xtend technology to three additional antibodies. Omeros is responsible for all development and commercialization activities for all target candidates. The Company received an upfront payment and is eligible to receive development, regulatory and, sales milestones for each product incorporating the antibodies selected. In addition, the Company is eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
There was no revenue recognized for the year ended December 31, 2022 and 2021. The Company recognized $5.0 million of revenue related to the Omeros Agreement for the year ended December 31, 2020. There is no deferred revenue as of December 31, 2022 related to this agreement.
Vir Biotechnology, Inc.
In 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets. Under the terms of the Vir Agreement, the Company received a total of $2.0 million in upfront and milestone payments and is eligible to receive additional milestones of $154.0 million which include $4.0 million of development milestones, $30.0 million of regulatory milestones and $120.0 million of sales milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low-single digits.
Vir initiated a Phase 1 study with a licensed antibody in 2019, and in the second quarter of 2020, it initiated a Phase 1 study with a second licensed antibody.

Table of Contents`
In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir is investigating as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibody, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. Vir and its marketing partner, GSK, began recording sales for sotrovimab beginning in June 2021. In 2022 and 2021, we recognized royalty revenue of $114.9 million and $52.2 million, respectively related to this agreement.
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
The Company recognized $115.4 million, $52.7 million, and $0.3 million of revenues related to the agreement for the years ended December 31, 2022, 2021, and 2020, respectively. There is no deferred revenue as of December 31, 2022 related to this agreement. As of December 31, 2022, the Company has recorded a receivable of $4.8 million for royalties due related to this agreement.
Viridian Therapeutics, Inc.
In December 2020, we entered into a Technology License Agreement (Viridian Agreement) with Viridian Therapeutics, Inc. (Viridian), in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. Viridian is responsible for all development and commercialization activities. We received an upfront payment of shares of Viridian common stock valued at $6.0 million and are eligible to receive development, regulatory and sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
The Company allocated $6.0 million of the transaction price to the licenses to the Xtend Fc technology and recognized income for the licenses at inception of the arrangement when Viridian began benefiting access to it.
In December 2021, we entered into a second Technology License Agreement (Second Viridian Agreement) with Viridian for a non-exclusive license to certain antibody libraries developed by us. Under the Second Viridian Agreement, Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. Viridian is responsible for all further development of the selected antibodies. We received an upfront payment shares of Viridian common stock valued at $7.5 million and are eligible to receive up to $24.8 million in milestones, which include $1.8 million in development milestones, $3.0 million in regulatory milestones and $20.0 million in sales milestones in addition to royalties on net sales of approved products under the Second Viridian Agreement.
The Company evaluated the Second Viridian Agreement under the revenue recognition standard ASC 606 and identified the following performance obligation that it deemed to be distinct at the inception of the contract:
•non-exclusive license to certain antibody libraries created by the Company
The Company considered the license as functional intellectual property as Viridian has the right to use the materials and license at the time that the Company transfers such rights.

Table of Contents`
The total transaction price is $7.5 million, which includes the upfront payment of Viridian common stock at their fair value at the date of the Agreement. The milestone payments are variable consideration to which the Company applied the “most likely amount” method and concluded at inception of the Viridian Agreement it is unlikely that the Company will collect such payments. The milestone payments were not included in the transaction price, and the Company will review this conclusion and update at each reporting period.
The Company allocated $7.5 million of the transaction price to the licenses to the antibody libraries and recognized income for the licenses at inception of the arrangement when Viridian received the materials and began accessing them.
No revenue related to the Viridian Agreement was recognized for the year ended December 31, 2022. The Company recognized $7.5 million and $6.0 million of revenue related to the Viridian Agreement for the years ended December 31, 2021 and 2020, respectively. There is no deferred revenue as of December 31, 2022 related to this agreement.
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
The Company evaluated the Zenas Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:
•exclusive license to the XmAb6755, Xpro9523, and XmAb10171 drug candidates; and
•rights to material, data, and information that the Company had accumulated in connection with conducting preclinical activities for each of the three programs and intellectual property filings and information.
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

Table of Contents`
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
The Company evaluated the Second Zenas Agreement under the revenue recognition standard ASC 606 and identified the following performance obligations that it deemed to be distinct at the inception of the contract:
•exclusive license to the obexelimab drug candidate; and
•rights to material, data, and information that the Company had accumulated in connection with conducting clinical activities for the program and intellectual property filings and information.
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
In 2021, the Company purchased a convertible promissory note from Zenas which would automatically convert to equity in a financing transaction.
In November 2022, Zenas completed a financing transaction, pursuant to which a warrant to purchase Zenas equity that was held by the Company was automatically exercised, and a convertible note issued to the Company by Zenas was automatically converted with both converting into shares of Zenas’ preferred stock. After the financing transaction, we continued to record our investment in Zenas at fair value adjusted at each reporting period for impairment or other evidence of change in value. The equity shares in Zenas received from exercise of the warrant and conversion of the notes have an estimated fair value of $34.5 million and $7.7 million, respectively. As a result of the Zenas financing transaction, the estimated fair value of our investment in equity securities increased by $17.9 million. This amount has been recorded in other income.
No revenue was recognized for the year ended December 31, 2022. The Company recognized $14.9 million and $16.1 million of revenue related to the two Zenas Agreements for the years ended December 31, 2021 and 2020, respectively. There is no deferred revenue as of December 31, 2022 related to this agreement.

Table of Contents`
Revenue Earned
The $164.6 million, $275.1 million, and $122.7 million of revenue recorded for the years ended December 31, 2022, 2021, and 2020, respectively, were earned principally from the following licensees (in millions):

	Year Ended December 31,
	2022	2021	2020
Aimmune	$—	$—	$9.6
Alexion	29.4	22.2	26.2
Astellas	5.0	—	3.5
Genentech	—	2.5	3.5
Gilead	—	—	13.5
Janssen	7.0	113.8	—
MorphoSys	7.8	18.4	39.0
Novartis	—	43.1	—
Omeros	—	—	5.0
Vir	115.4	52.7	0.3
Viridian	—	7.5	6.0
Zenas	—	14.9	16.1
Total	$164.6	$275.1	$122.7
The table below summarizes the disaggregation of revenue recorded for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Research collaboration	$7.0	$93.0	$4.5
Milestone	5.5	21.0	50.2
Licensing	—	80.8	50.2
Royalties	152.1	80.3	17.8
Total	$164.6	$275.1	$122.7
Remaining Performance Obligations and Deferred Revenue
The Company’s remaining performance obligation as of December 31, 2022 is conducting research activities pursuant to research plans under the Second Janssen Agreement. As of December 31, 2022 and 2021, we have deferred revenue of $30.3 million and $37.3 million, respectively. All of the deferred revenue was classified as short term as of December 31, 2022 and 2021, respectively, as the Company’s obligations to perform research services are due on demand when requested by Janssen under the Janssen Agreement.
11. 401(k) Plan
We have a 401(k) plan covering all full-time employees. Employees may make pre-tax contributions up to the maximum allowable by the Internal Revenue Code. Effective January 1, 2018, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 5% of participating employees’ contribution, for a maximum of 3.5% employer contribution. Effective March 31, 2020, the Company contributes 100% of the first 1% of participating employees’ contribution and 50% of the next 6% of participating employees’ contribution, for a maximum of 4.0% of employer contribution. Participants are immediately vested in their employee contributions; employer contributions are vested over a three-year period with one-third for each year of a participating employee’s service. Employer contributions made for the years ended December 31, 2022, 2021, and 2020 were $1.4 million, $1.1 million, and $0.8 million, respectively.

Table of Contents`
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation in Internal Control over Financial Reporting
RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2022 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Annual Report.

Table of Contents`
Item 9B. Other Information
On February [23], 2023, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as so further amended and restated, the “Bylaws”) to, among other things, update certain procedural requirements relating to director nominations by shareholders in light of the adoption and effectiveness of Rule 14a-19 promulgated under the Securities Exchange Act of 1934 (“Rule 14a-19”), which generally requires the use of universal proxy cards in director contests. The Bylaws also includes certain immaterial conforming, technical and non-substantive changes. The Bylaws, and the changes implemented thereby, were effective immediately upon adoption by the Board.

As amended and restated, Article III of the Bylaws provides that a shareholder’s written notice to the Secretary of the corporation in respect of a nomination of one or more persons for election to the Board of Directors must, among other things, (i) comply with the requirements of Rule 14a-19 and (ii) include all information required by Rule 14a-19. The foregoing summary of the amendments effectuated by the amendment and restatement of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is included as Exhibit 3.2 to this report and incorporated by reference herein.

Table of Contents`
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
The other information required by this item and not set forth below will be set forth in our 2023 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.
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

Table of Contents`
2.Financial Statement Schedules. All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.
3.Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2	Second Amended and Restated Bylaws of the Company

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

Table of Contents`

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

Table of Contents`

10.22*	Employment Agreement dated August 5, 2019 by and between the Company and Celia Eckert (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.23*
Employment Agreement dated November 13, 2019 by and between the Company and Dr. Allen Yang, M.D., Ph.D. (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.24
Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 5, 2020).

10.25
Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.26
First Amendment to the Research and License Agreement, dated November 22, 2019, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.27
Second Amendment to the License Agreement, dated January 8, 2020, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.28
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

10.32*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2021).

10.33
Second Amendment to the Collaboration and License Agreement, dated June 30, 2021, by and between the Company and Genentech, Inc., and F. Hoffmann-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.34
Agreement of Lease, dated April 30, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.35
First Amendment to Lease, dated July 13, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.36†	Collaboration and License Agreement, dated October 1, 2021, by and between the Company and Janssen Biotech, Inc.

Table of Contents`

10.37
First Amendment to Office Lease, dated May 19, 2022, by and between the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2022).

10.38
Second Amendment to Lease, dated August 2, 2022, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 7, 2022).

10.39	Sixth Amendment to Lease, dated November 14, 2022, by and between the Company and 111 Lemon Investors LLC.

10.40	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy.

10.41
Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S 1, as amended (File No. 333 191689), originally filed with the SEC on October 11, 2013).

10.42†	First Amendment to Option and License Agreement dated June14, 2019 by and between the Company and Alexion Pharma Holding (as successor to Alexion Pharmaceuticals, Inc.)

10.43†	Second Amendment to Option and License Agreement dated November 28, 2022 by and between the Company and Alexion Pharma International Operations Limited (as successor to Alexion Pharmaceuticals, Inc.).

23.1	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Table of Contents`

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
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

Table of Contents`
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xencor, Inc.

Date: February 24, 2023	By:	/s/ BASSIL I. DAHIYAT, PH.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2023
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 24, 2023
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 24, 2023
Kurt Gustafson

/s/ KEVIN C. GORMAN, PH.D.	Director	February 24, 2023
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 24, 2023
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 24, 2023
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 24, 2023
Dagmar Rosa-Bjorkeson

/s/ NANCY VALENTE	Director	February 24, 2023
Nancy Valente