Form 10-Q
period 2023-03-31
Xencor Inc
filed 2023-05-08
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
_______________________________________________
Commission file number: 001-36182
Xencor, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1622502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

465 North Halstead Street, Suite 200, Pasadena, CA	91107
(Address of principal executive offices)	(Zip Code)
(626) 305-5900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XNCR	The Nasdaq Global Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2023
Common stock, par value $0.01 per share	60,390,793

Xencor, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2023
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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
These forward-looking statements should, therefore, be considered in light of various important factors, including but not limited to, the following:
•the lingering effects of the COVID-19 pandemic in the United States and abroad on our financial condition, results of operations, cash flows and performance;
•our ability to execute on our plans to research, develop and commercialize our product candidates;
•the success, cost, and timing of our ongoing and planned clinical trials;
•the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•our ability to accurately estimate expenses, future revenue, capital requirements and needs for additional financing;
•our ability to identify additional products or product candidates with significant commercial potential that are consistent with our business objectives;
•our ability to receive research funding and achieve anticipated milestones under our collaborations;
•our ability to attract collaborators with development, regulatory, and commercial expertise;
•the ability of our publicly announced preliminary clinical trial data to support continued clinical development and regulatory approval for specific treatments;
•our ability to protect our intellectual property position;
•the rate and degree of market acceptance and clinical utility of our products;
•costs of compliance and our failure to comply with new and existing governmental regulations;
•the capabilities and strategy of our suppliers and vendors including key manufacturers of our clinical drug supplies;
•significant competition in our industry;
•costs of litigation and the failure to successfully defend lawsuits and other claims against us;
•the potential loss or retirement of key members of management;

•our failure to successfully execute our growth strategy, including any delays in our planned future growth; and
•our failure to maintain effective internal controls.
The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and this Quarterly Report on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$72,394	$53,942
Marketable debt securities	475,922	526,689
Marketable equity securities	39,706	42,431
Accounts receivable	19,861	28,997
Prepaid expenses	22,093	23,283
Total current assets	629,976	675,342
Property and equipment, net	66,685	59,183
Patents, licenses, and other intangible assets, net	18,244	18,500
Marketable debt securities - long term	—	3,826
Marketable equity securities - long term	54,210	54,383
Notes receivable - long term	—	—
Right of use (ROU) asset	33,697	34,419
Other assets	599	613
Total assets	$803,411	$846,266
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,341	$10,088
Accrued expenses	15,140	18,728
Lease liabilities	4,471	4,708
Deferred revenue	30,104	30,320

Total current liabilities	65,056	63,844
Lease liabilities, net of current portion	54,772	54,926
Total liabilities	119,828	118,770
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2023 and December 31, 2022; 60,381,600 issued and outstanding at March 31, 2023 and 59,997,713 issued and outstanding at December 31, 2022	605	601
Additional paid-in capital	1,085,651	1,072,132
Accumulated other comprehensive loss	(3,625)	(6,952)
Accumulated deficit	(399,048)	(338,285)
Total stockholders’ equity	683,583	727,496
Total liabilities and stockholders’ equity	$803,411	$846,266
See accompanying notes.

Xencor, Inc.
Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenue
Collaborations, milestones, and royalties	$18,962	$85,495
Operating expenses
Research and development	64,379	47,756
General and administrative	13,948	11,273
Total operating expenses	78,327	59,029
Loss from operations	(59,365)	26,466
Other income (expenses)
Interest income, net	2,892	653
Other expense, net	(1,392)	(96)
Loss on equity securities, net	(2,898)	(3,429)
Total other expense, net	(1,398)	(2,872)

Net income (loss)	(60,763)	23,594

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	3,327	(5,611)
Comprehensive income (loss)	$(57,436)	$17,983

Basic net income (loss) per common share	$(1.02)	$0.40
Diluted net income (loss) per common share	$(1.02)	$0.39

Basic weighted average common shares outstanding	59,771,674	59,407,829
Diluted weighted average common shares outstanding	59,771,674	61,078,494
See accompanying notes.

Xencor, Inc.
Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	(57,436)
Stock-based compensation	—	—	12,599	—	—	12,599
Balance, March 31, 2023 (unaudited)	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$683,583

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504
Issuance of common stock upon exercise of stock awards	36,500	—	731	—	—	731
Issuance of restricted stock units	137,134	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	(5,611)	23,594	17,983
Stock-based compensation	—	—	10,805	—	—	10,805
Balance, March 31, 2022 (unaudited)	59,529,192	$596	$1,029,058	$(7,121)	$(259,510)	$763,023
See accompanying notes.

Xencor, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(60,763)	$23,594
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,245	2,178
Amortization of premium on marketable securities	(1,661)	543
Stock-based compensation	12,599	10,805
Abandonment of capitalized intangible assets	321	311
Change in fair value of equity securities	2,898	3,429
Loss on disposal of assets	1,379	117
Changes in operating assets and liabilities:
Accounts receivable and contract asset	9,135	(26,820)
Interest receivable from marketable debt securities	248	(251)
Prepaid expenses and other assets	1,204	906
Accounts payable	5,254	(2,096)
Accrued expenses	(3,588)	(6,831)
Lease liabilities and ROU assets	331	1,736
Deferred revenue	(216)	(1,806)
Net cash (used in) provided by operating activities	(30,614)	5,815
Cash flows from investing activities
Purchase of marketable securities	(95,228)	(88,764)
Purchase of intangible assets	(407)	(906)
Purchase of property and equipment	(10,783)	(2,089)
Proceeds from maturities and sale of marketable securities	154,562	20,000
Net cash provided by (used in) investing activities	48,144	(71,759)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	922	731
Net cash provided by financing activities	922	731
Net increase (decrease) in cash and cash equivalents	18,452	(65,213)
Cash and cash equivalents, beginning of period	53,942	143,480
Cash and cash equivalents, end of period	$72,394	$78,267

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7	$4
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities	$3,327	$(5,611)
See accompanying notes.

Xencor, Inc.
Notes to Financial Statements
(unaudited)
March 31, 2023
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
The accompanying unaudited interim financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 24, 2023.
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
Intangible Assets
The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three months ended March 31, 2023 and 2022.
The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. There was no material abandonment of in-process intangible assets for each of the three months ended March 31, 2023 and March 31, 2022.
Marketable Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The investment policy limits the maturity of any individual security to a maximum of 36 months. The average maturity of securities in the portfolio as of March 31, 2023 is less than 12 months. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.

The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three months ended March 31, 2023 and 2022. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three months ended March 31, 2023, the Company recorded an unrealized gain of $3.3 million in its portfolio of marketable debt securities. During the three months ended March 31, 2022, the Company recorded an unrealized loss of $5.6 million. The unrealized losses are due to the changing interest rate environment and are not due to changes in the credit quality of the underlying securities. The unrealized gain is recorded in other comprehensive income (loss) for the three months ended March 31, 2023.
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
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no impairment charge recorded for the three months ended March 31, 2023 and 2022, in connection with equity securities without a readily determinable fair value.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclose in the Company's 2022 Annual Report on Form 10-K. The Company has reviewed all recently issued accounting pronouncements and does not believe they will have a material impact on our results of operations, financial condition or cash flows.
There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2022 Annual Report on Form 10-K.
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
The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2023 (unaudited)			December 31, 2022
	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Money Market Funds	$56,705	$56,705	$—	$40,967	$40,967	$—
Corporate Securities	189,026	—	189,026	200,626	—	200,626
Government Securities	286,896	—	286,896	329,889	—	329,889
	$532,627	$56,705	$475,922	$571,482	$40,967	$530,515
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1 and Level 2.
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
Basic and diluted net income (loss) per common share is computed as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(60,763)	$23,594
Denominator:
Weighted-average common shares outstanding used in computing basic net income (loss)	59,771,674	59,407,829
Effect of dilutive securities	—	1,670,665
Weighted-average common shares outstanding used in computing diluted net income (loss)	59,771,674	61,078,494
Basic net income (loss) per common share	$(1.02)	$0.40
Diluted net income (loss) per common share	$(1.02)	$0.39

For the three months ended March 31, 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive. For the three months ended March 31, 2022, we excluded 2,556,779 shares of stock issuable pursuant to outstanding options and RSUs from the calculation, because the inclusion of such shares would have had an anti-dilutive effect.

4. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For each of the three-month period ended March 31, 2023 and 2022, the only component of other comprehensive loss is net unrealized gain or loss on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during each of the three-month periods ended March 31, 2023 and 2022.
5. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of March 31, 2023 and December 31, 2022 are summarized below:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$56,705	$—	$—	$56,705
Corporate Securities	189,658	—	(632)	189,026
Government Securities	289,878	55	(3,037)	286,896
	$536,241	$55	$(3,669)	$532,627

Reported as
Cash and cash equivalents				$56,705
Marketable securities				475,922
Total investments				$532,627

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$40,967	$—	$—	$40,967
Corporate Securities	201,752	—	(1,126)	200,626
Government Securities	335,705	3	(5,819)	329,889
	$578,424	$3	$(6,945)	$571,482

Reported as
Cash and cash equivalents				$40,967
Marketable securities				530,515
Total investments				$571,482
The maturities of the Company’s marketable debt securities as of March 31, 2023 are as follows:

March 31, 2023	Amortized Cost	Estimated Cost Fair Value
(in thousands)
Mature in one year or less	$479,536	$475,922
Mature within two years	—	—
	$479,536	$475,922

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2023 and December 31, 2022 are as follows:

	Less than 12 months		12 months or greater
March 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$119,220	$(632)	$—	$—
Government Securities	232,044	(3,037)	—	—
	$351,264	$(3,669)	$—	$—

	Less than 12 months		12 months or greater
December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$132,658	$(1,121)	$3,826	$(5)
Government Securities	324,933	(5,819)	—	—
	$457,591	$(6,940)	$3,826	$(5)
The unrealized losses from the available-for-sale securities are primarily due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For the three months ended March 31, 2023 and March 31, 2022, a loss of $2.9 million and a loss of $3.4 million, respectively, were recorded under other income (expense) related to these securities. Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of March 31, 2023 and December 31, 2022 are as follows:

	Fair Value	Fair Value
	March 31, 2023	December 31, 2022
Astria Common Stock	$9,282	$9,529
INmune Common Stock	12,180	11,954
Viridian Common Stock	18,244	20,948
	$39,706	$42,431
The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of March 31, 2023 and December 31, 2022 are as follows:

	Carrying Value	Carrying Value
	March 31, 2023	December 31, 2022
Astria Preferred Stock	$—	$174
Zenas Preferred Stock	54,209	54,209
	$54,209	$54,383

The Company received common and preferred stock in Astria in connection with a licensing transaction. The shares of Astria common stock have a readily determinable fair value and the adjustment in the fair value of the Astria common stock from the period ended December 31, 2022 has been recorded as an unrealized loss on equity securities for the three months ended March 31, 2023.
The Company originally recorded its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. In January 2023, the Company exchanged its preferred shares for common stock in Astria. The common stock has a readily determinable fair value and difference in the fair value of the common stock and the carrying value of the preferred stock has been recorded as a gain in equity securities for the three months ended March 31, 2023. The Company recorded a loss in equity securities related to the Astria common stock for the three months ended March 31, 2023.
The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded as a gain in equity securities for the three months ended March 31, 2023.
The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded as a loss in equity securities for the three months ended March 31, 2023.
The Company currently holds an equity interest in Zenas BioPharma Limited (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three months ended March 31, 2023, there has not been any impairment or observable price changes related to this investment.
Unrealized loss recognized on equity securities during each of the three-month periods ended March 31, 2023 and 2022, consist of the following:

	Three Months Ended March 31,
	2023	2022
Net loss recognized on equity securities	$(2,898)	$(3,429)
Less: net gain recognized on sale of equity securities	—	—
Unrealized loss recognized on equity securities	$(2,898)	$(3,429)
6. Stock Based Compensation
Our Board of Directors (the Board) and the requisite stockholders previously approved the 2010 Equity Incentive Plan (the 2010 Plan). In October 2013, the Board approved the 2013 Equity Incentive Plan (the 2013 Plan), and in November 2013, our stockholders approved the 2013 Plan, which became effective as of December 3, 2013. As of December 2, 2013, we suspended the 2010 Plan, and no additional awards may be granted under the 2010 Plan. Any shares of common stock covered by awards granted under the 2010 Plan that terminate after December 2, 2013 by expiration, forfeiture, cancellation, or other means without the issuance of such shares will be added to the 2013 Plan reserve. The December 2013 Plan will end December 2, 2023 and we will no longer be able to issue shares under the Plan after this date.
As of March 31, 2023, the total number of shares of common stock available for issuance under the 2013 Plan is 17,507,818. Unless otherwise determined by the Board, beginning January 1, 2014, and continuing until the expiration of the 2013 Plan, the total number of shares of common stock available for issuance under the 2013 Plan will automatically increase annually on January 1 of each year by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,399,908 shares on January 1, 2023. As of March 31, 2023, a total of 16,155,562 options have been granted under the 2013 Plan.

In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of March 31, 2023, the total number of shares of common stock available for issuance under the ESPP is 1,139,369. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the ESPP was increased by 599,977 shares on January 1, 2023. As of March 31, 2023, we have issued a total of 635,449 shares of common stock under the ESPP.
During the three months ended March 31, 2023, the Company awarded 862,738 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of March 31, 2023, a total of 2,862,555 RSUs have been granted under the 2013 Plan.
Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General and administrative	$4,276	$3,674
Research and development	8,323	7,131
	$12,599	$10,805

	Three Months Ended March 31,
	2023	2022
Stock options	$6,983	$6,833
ESPP	322	301
RSUs	5,294	3,671
	$12,599	$10,805
The following table summarizes option activity under our stock plans and related information:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	10,082,642	$29.12	6.30	$27,141
Options granted	1,620,256	$31.40
Options forfeited	(51,523)	$36.18
Options exercised	(34,388)	$26.82
Balance at March 31, 2023	11,616,987	$29.42	6.59	$33,738
Exercisable	7,308,552	$27.47	5.17	$33,229
We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $27.89 per share as of March 31, 2023.
The weighted-average fair value of options granted during the three-month periods ended March 31, 2023 and March 31, 2022 were $31.40 and $15.85 per share, respectively. There were 1,668,623 options granted during the three-month period ended March 31, 2022. We estimated the fair value of each stock option using the Black-Scholes option-

pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three months ended March 31, 2023 and 2022:

	Options
	Three Months Ended March 31,
	2023	2022
Expected term (years)	6.0	6.4
Expected volatility	50.5%	53.0%
Risk-free interest rate	4.26%	1.78%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended March 31,
	2023	2022
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	43.2 - 55.7%	55.7%
Risk-free interest rate	0.13 - 2.82%	0.13% - 0.67%
Expected dividend yield	—%	—%
As of March 31, 2023, the unamortized compensation expense related to unvested stock options was $71.9 million. The remaining unamortized compensation expense will be recognized over the next 2.8 years. As of March 31, 2023, the unamortized compensation expense under our ESPP was $0.9 million. The remaining unamortized expense will be recognized over the next 0.7 years.
The following table summarizes the RSU activity for the three-month period ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)

Unvested RSUs at December 31, 2022	1,232,551	$32.41
Granted	862,738	31.22
Vested	(349,499)	32.83
Forfeited	(17,794)	32.88
Unvested RSUs at March 31, 2023	1,727,996	$31.72
As of March 31, 2023, the unamortized compensation expense related to unvested RSUs was $49.3 million. The remaining unamortized expense will be recognized over the next 2.4 years.
7. Leases
The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term. For the three months ended March 31, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commences on August 1, 2022 and provides the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million. In August 2022, the Company entered into an amendment, which the Company would receive an additional $5.0 million in tenant improvement allowance in exchange for an increase in the rental rate of the phase 1 space. The Company placed the new facility into service in February 2023. The Company received delivery of the second phase premises on December 1, 2022. For the three months ended March 31, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company leases additional office space in San Diego, California through December 2023. For the three months ended March 31, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
The following table reconciles the undiscounted cash flows for the operating leases at March 31, 2023 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2023	$4,789
2024	6,072
2025	7,392
2026	8,589
2027	8,829
2028	9,076
Thereafter	66,436
Total undiscounted lease payments	111,183
Less: Tenant allowance	(5,459)
Less: Imputed interest	(46,481)
Present value of lease payments	$59,243

Lease liabilities - short-term	$4,471
Lease liabilities - long-term	54,772
Total lease liabilities	$59,243
The following table summarizes lease costs and cash payments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022

Operating lease cost	$2,181	$1,562
Variable lease cost	234	99
Total lease costs	$2,415	$1,661

Cash paid for amounts included in the measurement of lease liabilities	$724	$684
As of March 31, 2023, the weighted-average remaining lease term for operating leases is 11.8 years, and the weighted-average discount rate for operating leases is 8.9%. As of March 31, 2022, the weighted-average remaining lease term for operating leases is 12.3 years, and the weighted-average discount rate for operating leases is 5.8%.
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
9. Collaboration and Licensing Agreements
The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three months ended March 31, 2023 and 2022.
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
The Company is eligible to receive a contractual milestone for the achievement of certain commercial sales levels of Ultomiris and is also entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.
Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $10.5 million and $6.1 million of royalty revenue under this arrangement for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there is a receivable of $9.4 million related to royalties due under the arrangement, and there is no deferred revenue related to this agreement.
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
No revenue was recognized under the arrangement for the three months ended March 31, 2023, and the Company recognized $5.0 million of revenue for the three months ended March 31, 2022. As of March 31, 2023, there is no deferred revenue related to the arrangement.
Astria Therapeutics, Inc.
In connection with a licensing transaction, the Company received preferred and common stock in Astria. In January 2023, the Company exchanged its preferred stock for additional common stock in Astria.
The Company recognized an unrealized loss of $0.4 million related to its equity interest in Astria for the three months ended March 31, 2023. The Company recognized an unrealized gain of $0.8 million related to its equity interest in Astria for the three months ended March 31, 2022. There is no deferred revenue as of March 31, 2023 related to this agreement.

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
The Company did not recognize revenue related to the Genentech Agreement for the three months ended March 31, 2023, or the three months ended March 31, 2022. As of March 31, 2023, there is a $4.2 million payable related to cost-sharing development activities during the first quarter of 2023 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of March 31, 2023, as obligations to perform research activities have expired.
INmune Bio, Inc.
In connection with a licensing transaction, the Company received common stock in INmune.
For the three months ended March 31, 2023 the Company recorded an unrealized gain of $0.2 million and for the three months ended March 31, 2022, the Company recorded an unrealized loss of $3.4 million related to its investment in INmune.
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
Second Janssen Agreement
On October 1, 2021, the Company entered into a second Collaboration and License Agreement (the Second Janssen Agreement) with Janssen pursuant to which the Company granted Janssen an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 development candidate, and pursuant to which Xencor and Janssen will conduct research and development activities to discover novel CD28 bispecific antibodies. The parties will conduct joint research activities for up to a two-year period to discover XmAb bispecific antibodies against CD28 and undisclosed B cell tumor-targets with Janssen receiving exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such discovered antibodies (CD28 Licensed Antibodies). The Second Janssen Agreement became effective on November 5, 2021.
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
In the first quarter of 2023, Janssen selected a B cell target for further development under the Second Janssen Agreement and the Company received a $5.0 million milestone.
There is a receivable of $2.7 million as of March 31, 2023, related to cost-sharing activities for development of plamotamab under the Second Janssen Agreement. The Company recognized $5.2 million and $1.8 million of revenue related to the Second Janssen Agreement for the three months ended March 31, 2023 and 2022, respectively, and there is $30.1 million in deferred revenue as of March 31, 2023 related to the Second Janssen Agreement.
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
The Company recognized $1.8 million and $2.3 million of royalty revenue during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there is a receivable of $2.0 million related to estimated royalties due under the arrangement. As of March 31, 2023, there is no deferred revenue related to this agreement.
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
No revenue was recognized during the three months ended March 31, 2023, or the three months ended March 31, 2022, from the Novartis Agreement. There is no deferred revenue as of March 31, 2023.
Vir Biotechnology, Inc.
In the first quarter of 2020, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.
In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of two novel antibodies that Vir advanced into development to treat patients with COVID-19. VIR incorporated our Xtend technology in developing Sotrovimab which was authorized to treat mild-to-moderate COVID 19 in certain patient populations. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibodies, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. We began earning royalties from the net sales of Sotrovimab in the second quarter of 2021. As the COVID 19 virus has mutated, our royalties from the sale of Sotrovimab have diminished significantly and future revenues from this license are expected to continue to decline.
The Company recognized $1.5 million and $70.3 million of royalty revenue for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there is a receivable of $1.5 million related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.

Viridian Therapeutics, Inc.
In December 2020 and in December 2021, the Company entered two separate license agreements with Viridian and received shares of Viridian common stock for each license.
The Company reported unrealized loss of $2.7 million and a loss of $0.9 million for the three months ended March 31, 2023 and March 31, 2022 related to the shares of Viridian common stock. The Company did not recognize revenue for the three months ended March 31, 2023 or 2022. There is no deferred revenue as of March 31, 2023 related to this agreement.
Zenas BioPharma Limited
In November 2020, the Company entered into a License Agreement (the Zenas Agreement) with Zenas, pursuant to which the Company received an equity interest in Zenas in exchange for the exclusive, worldwide rights to develop and commercialize drug candidates from the Company.
The equity in Zenas is recorded at the fair value as of the date of the Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value.
In November 2021, the Company entered into a second License Agreement (Second Zenas Agreement) with Zenas, pursuant to which the Company received additional equity in Zenas in exchange for the exclusive worldwide rights to develop and commercialize the Company’s obexelimab (XmAb5871) drug candidate. The original equity received for the second license was a warrant to acquire additional shares of Zenas. The warrant was exchanged for additional preferred stock in Zenas in November 2022.
The warrant in Zenas was recorded at its fair value as of the date of the Second Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value. The preferred shares received in exchange for the warrant were recorded at their fair value at the date of the exchange and is reviewed each reporting period for impairment or other evidence of change in value.
The Company did not record an impairment or change in the value of the Zenas equity or the warrant in Zenas in the three months ended March 31, 2023 or 2022. The Company did not recognize any revenue related to the Zenas Agreement for the three months ended March 31, 2023 or 2022, and there is no deferred revenue related to this agreement.
Revenue earned
The revenues recorded for the three months ended March 31, 2023 and 2022 were earned principally from the following licensees (in millions):

	Three Months Ended March 31,
	2023	2022
Alexion	$10.5	$6.1
Astellas	—	5.0
Janssen	5.2	1.8
MorphoSys	1.8	2.3
Vir	1.5	70.3
Total	$19.0	$85.5
The table below summarizes the disaggregation of revenue recorded for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022

Research collaboration	$0.2	$1.8
Milestone	5.0	5.0
Royalties	13.8	78.7
Total	$19.0	$85.5
Remaining Performance Obligations and Deferred Revenue
The Company’s remaining performance obligation as of March 31, 2023 is conducting research activities pursuant to research plans under the Second Janssen Agreement. As of March 31, 2023 and 2022, the Company has deferred revenue of $30.1 million and $35.5 million, respectively. All deferred revenue as of March 31, 2023 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Second Janssen Agreement.
10. Income taxes
There is no provision for income tax for the three months ended March 31, 2023 or for the three months ended March 31, 2022. As of March 31, 2023, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
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
Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our Fc technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three medicines have been developed with our Fc technologies. Three medicines are marketed by our partners and are generating royalty revenues for us, which partially offset our internal development costs.

Refer to Part I, Item 1, "XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats" and "Other XmAb Fc Domains" in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our core Fc technology platforms.

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
XmAb104 (PD-1 x ICOS): XmAb104 is a bispecific antibody that targets PD-1, an immune checkpoint receptor, and ICOS, an immune co-stimulatory receptor, to selectively activate the tumor microenvironment. Initial dose-escalation data from a Phase 1 study indicates that XmAb104 was well tolerated and exhibited a distinct safety profile compared to other clinical-stage ICOS programs. Anti-tumor activity was observed in patients, and biomarker activity was consistent with engagement with T cells. We are evaluating XmAb104 in combination with ipilimumab, in the Part C expansion portion of a Phase 1 clinical study, which is enrolling patients with microsatellite stable or proficient mismatch repair colorectal cancer.
XmAb564 (IL2-Fc Cytokine): XmAb564 is a monovalent potency-reduced interleukin-2 Fc (IL-2-Fc) fusion protein engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In a Phase 1a clinical study of XmAb564, a single dose of XmAb564, administered subcutaneously in healthy volunteers, was well tolerated and generated durable, dose-dependent and selective expansion of Tregs. We are conducting a randomized, double-blind, placebo-controlled Phase 1b clinical study to evaluate the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients with atopic dermatitis or psoriasis.
XmAb819 (ENPP3 x CD3): XmAb819 is a bispecific antibody that targets ENPP3 and CD3. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC). The XmAb 2+1 multivalent format enables greater selectivity for ENPP3 expressing tumor cells compared to normal cells, which also express ENPP3 at lower levels. We are currently enrolling a Phase 1 study to evaluate XmAb819 in patients with advanced clear cell RCC.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific antibody designed to bind to the broadly expressed tumor antigen B7-H3, and selectively to the CD28 T-cell co-receptor only when bound to tumor cells, which was demonstrated in in vitro studies. In vivo studies further demonstrated strong potentiation of checkpoint and CD3 cytotoxic activity. Xencor is conducting a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
Candidates Co-Developed with Partners
Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells, and we are co-developing the program in collaboration with Janssen. Results from the expansion portion of a Phase 1 study in patients with refractory non-Hodgkin lymphoma indicate that intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients at the recommended Phase 2 dose. We are currently enrolling patients into subcutaneous dose escalation cohorts of this study.

XmAb306/RG6323 (IL15/IL15Rα-Fc Cytokine): XmAb306 is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab in patients with advanced solid tumors. Genentech has initiated two additional Phase 1 studies, evaluating XmAb306 in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody).
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
In April 2023, we presented emerging data from research-stage engineered CD28 bispecific antibodies targeting the solid tumor antigens CEACAM5, ENPP3, mesothelin, STEAP1 and Trop-2 in a poster at the American Association for Cancer Research Annual Meeting.
In 2023, we submitted an investigational new drug (IND) application for XmAb662, a wholly owned, reduced-potency IL12-Fc cytokine. In the first quarter of 2023, we received FDA clearance for our application and are initiating a Phase 1 study in patients with advanced solid tumors.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. We earned $1.8 million in estimated royalties from MorphoSys for the three months ended March 31, 2023.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations from regulatory agencies in the U.S. and multiple global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and for patients with atypical hemolytic uremic syndrome (aHUS). In April 2022, Ultomiris was approved by the FDA for the treatment of adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor antibody positive. Alexion is also evaluating Ultomiris in a broad late-stage development program across many indications in neurology and nephrology, and in April 2023, Ultomiris was recommended for marketing authorization in the EU for the treatment of adult patients with neuromyelitis optica spectrum disorder (NMOSD) who are anti-aquaporin-4 antibody positive. We earned $10.5 million in royalties from Alexion for the three months ended March 31, 2023.
In March 2020, we entered an agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies Vir investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients; in the first quarter of 2022, the FDA deauthorized sotrovimab in treating patients with COVID-19. In December 2021, the EU granted a temporary authorization for sotrovimab, and several other countries have also provided temporary or conditional authorizations for its use. As the COVID 19 virus has mutated, our royalty revenue from the sales of sotrovimab has diminished significantly and future revenue from this license are expected to continue to decline. We earned $1.5 million in royalties from Vir for the three months ended March 31, 2023.
Vir has also advanced two additional programs under our August 2019 agreement. VIR-2482 is being evaluated in a Phase 2 study as a universal prophylactic for influenza A. Additionally, VIR-3434 is being evaluated in Phase 2 studies as a potential treatment for patients with hepatitis B virus infection and hepatitis D virus infection.
Refer to Part I, Item 1, Note 9, Collaboration and Licensing Agreements of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.
We have over 1,400 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.
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
As of March 31, 2023, we had an accumulated deficit of $399.0 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Research collaboration	$0.2	$1.8	$(1.6)
Milestone	5.0	5.0	—
Royalties	13.8	78.7	(64.9)
Total revenues	19.0	85.5	(66.5)
Operating expenses:
Research and development	64.4	47.7	16.7
General and administrative	14.0	11.3	2.7
Total operating expenses	78.4	59.0	19.4
Other expense, net	(1.4)	(2.9)	1.5
Net (loss) income	$(60.8)	$23.6	$(84.4)
Revenues
Revenues for the three months ended March 31, 2023 are primarily from royalty revenue from Alexion and milestone revenue from our collaboration with Janssen. Revenues for the three months ended March 31, 2022 are primarily milestone revenue from Astellas and royalty revenue from Alexion and Vir.

Research and Development Expenses
The following tables summarize our research and development expenses for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	5.6	5.4	0.2
XmAb819 (ENPP3 x CD3)	4.4	3.5	0.9
XmAb541 (CLDN6 X CD3)	4.5	1.0	3.5
Total CD3 programs	14.5	9.9	4.6

XmAb808 (B7-H3 x CD28)	3.7	4.8	(1.1)

Tumor micro environment (TME) activator programs:
Vudalimab	7.5	5.5	2.0
XmAb104	7.0	5.5	1.5
Total TME activators programs	14.5	11.0	3.5

Subtotal bispecific programs	32.7	25.7	7.0

Cytokine programs:
XmAb306/RG6323 programs*	4.9	3.3	1.6
XmAb564	6.5	3.1	3.4
XmAb662 (IL-12-Fc)	3.2	2.7	0.5
Total cytokine programs	14.6	9.1	5.5

Other, research and early stage programs	14.0	5.4	8.6

Wind down costs of terminated programs (1)	3.1	7.5	(4.4)

Total research and development expenses	$64.4	$47.7	$16.7
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses in 2023 include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab and XmAb841 programs
.

	Three Months Ended March 31,
	2023	2022	Change
External research and development expenses	$27.7	$20.7	$7.0
Internal research and development expenses	28.4	19.9	8.5
Stock based compensation	8.3	7.1	1.2
Total research and development expenses	$64.4	$47.7	$16.7
Research and development expenses increased by $16.7 million for the three months ended March 31, 2023 over the same period in 2022 primarily due to increased spending on our new development programs XmAb564, XmAb541, other research and early stage programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022	Change
General and administrative	$14.0	$11.3	$2.7
General and administrative expenses increased by $2.7 million for the three months ended March 31, 2023 over the same period in 2022 primarily due to increased facility expenses and additional spending on professional fees.
Other Income, Net
Other expense, net was $1.4 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. Other expense, net for the three months ended March 31, 2023 consists of unrealized loss recognized from the change in fair value of our equity investments and loss on disposal of fixed assets offset by interest income earned on investments, while other expense, net for the same period in 2022 consist primarily of unrealized loss recognized from the change in fair value of our equity investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(30,614)	$5,815	$(36,429)
Investing activities	48,144	(71,759)	119,903
Financing activities	922	731	191
Net increase (decrease) in cash	$18,452	$(65,213)	$83,665
Operating Activities
Cash used in operating activities for the three months ended March 31, 2023 was $30.6 million, while cash provided by operating activities for the three months ended March 31, 2022 was $5.8 million. The increase in cash used in operating activities is primarily due to lower royalty revenue recognized and increased research and development expenses in the three months ended March 31, 2023.

Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities represents net proceeds from the exercise of stock options for the three months ended March 31, 2023 and March 31, 2022, respectively. The proceeds received from option exercises increased by $0.2 million
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.
As of March 31, 2023, we had $568.2 million of cash, cash equivalents, receivables, and marketable debt securities compared to $613.5 million as of December 31, 2022. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
On February 27, 2023, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC (SVB Securities) pursuant to which we may issue and sell from time to time, at our option, up to an aggregate of $200 million of shares of common stock, $0.01 par value per share, of the Company through SVB Securities as sales agent. The issuance and sale of these shares by Xencor will be pursuant to a sales agreement prospectus filed with the Securities and Exchange Commission (SEC) on February 27, 2023 pursuant to our shelf registration statement on Form S-3ASR (Registration no. 333-2700030) filed with the SEC on February 27, 2023.
SVB Securities may sell the common stock by any method permitted under law deemed to be an "at the market" offering as defined by Rule 415 of the Securities Act of 1933, as amended including without limitation sales made by means of ordinary brokers on the NASDAQ Global market or otherwise at market prices prevailing at the time of sale or as otherwise directed by the Company. SVB Securities will use commercially reasonable efforts to sell the common stock from time to time, based on instructions from Xencor.
We are not obligated to sell any shares of common stock under the Sales Agreement. To date, we have not sold any shares under the Sales Agreement.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities, and certain potential milestone payments will fund our operating expenses and capital expenditure requirements through the end of 2025. We have based these estimates on assumptions that may prove to be wrong which would cause us to use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2023.
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K for the fiscal year ended December 31, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2023.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The disclosure in Note 8, Commitments and Contingencies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q includes a discussion of our legal proceedings and is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2023).

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

10.1
Sales Agreement dated February 27, 2023 by and between the Registrant and SVB Securities LLC (incorporated by reference in Exhibit 1.2 to the Company's Form S-3ASR filed with the SEC on February 27, 2023).

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

Dated: May 8, 2023