Form 10-Q
period 2023-06-30
Xencor Inc
filed 2023-08-03
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2023
Common stock, par value $0.01 per share	60,613,236

Xencor, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2023
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,710	$53,942
Marketable debt securities	476,667	526,689
Marketable equity securities	39,995	42,431
Accounts receivable	20,019	28,997
Prepaid expenses and other current assets	22,171	23,283
Total current assets	593,562	675,342
Property and equipment, net	67,997	59,183
Patents, licenses, and other intangible assets, net	18,708	18,500
Marketable debt securities - long term	—	3,826
Marketable equity securities - long term	64,210	54,383
Right of use (ROU) asset	33,046	34,419
Other assets	598	613
Total assets	$778,121	$846,266
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,097	$10,088
Accrued expenses	18,440	18,728
Lease liabilities	4,228	4,708
Deferred revenue	7,865	30,320
Total current liabilities	44,630	63,844
Lease liabilities, net of current portion	54,615	54,926
Total liabilities	99,245	118,770
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2023 and December 31, 2022; 60,600,060 issued and outstanding at June 30, 2023 and 59,997,713 issued and outstanding at December 31, 2022	607	601
Additional paid-in capital	1,101,131	1,072,132
Accumulated other comprehensive loss	(1,860)	(6,952)
Accumulated deficit	(421,002)	(338,285)
Total stockholders’ equity	678,876	727,496
Total liabilities and stockholders’ equity	$778,121	$846,266
See accompanying notes.

Xencor, Inc.
Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
Collaborations, milestones, and royalties	$45,523	$30,175	$64,485	$115,670
Operating expenses
Research and development	60,060	47,084	124,439	94,839
General and administrative	11,460	11,091	25,408	22,364
Total operating expenses	71,520	58,175	149,847	117,203
Loss from operations	(25,997)	(28,000)	(85,362)	(1,533)
Other income (expenses)
Interest income, net	3,764	717	6,656	1,371
Other expense, net	(9)	(147)	(1,401)	(244)
Gain (loss) on equity securities, net	288	(6,545)	(2,610)	(9,974)
Total other income (expense), net	4,043	(5,975)	2,645	(8,847)
Net loss	(21,954)	(33,975)	(82,717)	(10,380)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	1,765	(1,823)	5,093	(7,435)
Comprehensive loss	$(20,189)	$(35,798)	$(77,624)	$(17,815)

Basic and diluted net loss per common share	$(0.37)	$(0.57)	$(1.38)	$(0.17)

Basic and diluted weighted average common shares outstanding	59,807,558	59,567,139	59,922,784	59,487,924
See accompanying notes.

Xencor, Inc.
Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	(57,436)
Stock-based compensation	—	—	12,599	—	—	12,599
Balance, March 31, 2023 (unaudited)	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$683,583

Issuance of common stock upon exercise of stock awards	145,003	1	676	—	—	677
Issuance of restricted stock units	18,148	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	55,309	1	1,241	—	—	1,242
Comprehensive income (loss)	—	—	—	1,765	(21,954)	(20,189)
Stock-based compensation	—	—	13,563	—	—	13,563
Balance, June 30, 2023 (unaudited)	60,600,060	$607	$1,101,131	$(1,860)	$(421,002)	$678,876

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504
Issuance of common stock upon exercise of stock awards	36,500	—	731	—	—	731
Issuance of restricted stock units	137,134	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	(5,611)	23,594	17,983
Stock-based compensation	—	—	10,805	—	—	10,805
Balance, March 31, 2022 (unaudited)	59,529,192	$596	$1,029,058	$(7,121)	$(259,510)	$763,023

Issuance of common stock upon exercise of stock awards	70,874	1	1,315	—	—	1,316
Issuance of restricted stock units	15,774	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	68,580	1	1,196	—	—	1,197
Comprehensive loss	—	—	—	(1,823)	(33,975)	(35,798)
Stock-based compensation	—	—	12,603	—	—	12,603
Balance, June 30, 2022 (unaudited)	59,684,420	$598	$1,044,172	$(8,944)	$(293,485)	$742,341
See accompanying notes.

Xencor, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(82,717)	$(10,380)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,130	4,402
(Accretion of discount) amortization of premium on marketable debt securities	(4,345)	968
Stock-based compensation	26,162	23,408
Abandonment of capitalized intangible assets	594	1,047
Equity received in connection with license agreements	(10,000)	—
Change in fair value of equity securities	2,610	9,974
Impairment on equity securities	—	138
Loss on disposal of assets	1,379	125
Changes in operating assets and liabilities:
Accounts receivable and contract asset	8,978	12,100
Interest receivable from marketable debt securities	420	(448)
Prepaid expenses and other assets	1,127	4,183
Accounts payable	4,009	1,746
Accrued expenses	(288)	(3,095)
Lease liabilities and ROU assets	582	7,911
Deferred revenue	(22,455)	(1,995)
Net cash (used in) provided by operating activities	(68,814)	50,084
Cash flows from investing activities
Purchase of marketable securities	(276,715)	(206,148)
Purchase of intangible assets	(1,490)	(3,197)
Purchase of property and equipment	(14,636)	(14,443)
Proceeds from maturities and sale of marketable securities	339,580	76,390
Net cash provided by (used in) investing activities	46,739	(147,398)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,601	2,047
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,242	1,197
Net cash provided by financing activities	2,843	3,244
Net decrease in cash and cash equivalents	(19,232)	(94,070)
Cash and cash equivalents, beginning of period	53,942	143,480
Cash and cash equivalents, end of period	$34,710	$49,410

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14	$9
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities	$5,093	$(7,435)
See accompanying notes.

Xencor, Inc.
Notes to Financial Statements
(unaudited)
June 30, 2023
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
Intangible Assets
The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three and six months ended June 30, 2023 and 2022.
The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $0.3 million and $0.6 million of in-process intangible assets for the three and six months ended June 30, 2023, respectively. We abandoned $0.7 million and $1.0 million of in-process intangible assets during the three and six months ended June 30, 2022, respectively.
Marketable Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The investment policy limits the maturity of any individual security to a maximum of 36 months. The average maturity of securities in the portfolio as of June 30, 2023 is less than 12 months. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.
The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and six months ended June 30, 2023 and 2022. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $1.8 million and $5.1 million, respectively, in its portfolio of marketable debt securities. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss of $1.8 million and $7.4 million, respectively. The unrealized losses are due to the changing interest rate environment and are not due to changes in the credit quality of the underlying securities. The unrealized gain (loss) is recorded in other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.
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
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the second quarter ended June 30, 2023, the Company received additional equity in a security in connection with a milestone payment. The securities have a fair value of $10.0 million as of the date of issuance and have been recorded at the initial cost. There was no impairment charge recorded for the three and six months ended June 30, 2023 in connection with equity securities without a readily determinable fair value. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of $0.1 million.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Company's 2022 Annual Report on Form 10-K. The Company has reviewed all recently issued accounting pronouncements and does not believe they will have a material impact on our results of operations, financial condition or cash flows.
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
The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2023 (unaudited)			December 31, 2022
	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Money Market Funds	$21,422	$21,422	$—	$40,967	$40,967	$—
Corporate Securities	139,611	—	139,611	200,626	—	200,626
Government Securities	337,056	—	337,056	329,889	—	329,889
	$498,089	$21,422	$476,667	$571,482	$40,967	$530,515
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and six months ended June 30, 2023 and 2022, there were no transfers between Level 1 and Level 2.
3. Net Loss Per Common Share
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
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(21,954)	$(33,975)	$(82,717)	$(10,380)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	59,807,558	59,567,139	59,922,784	59,487,924
Basic and diluted net loss per common share	$(0.37)	$(0.57)	$(1.38)	$(0.17)

For the three and six months ended June 30, 2023 and 2022, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.
4. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For each of the three and six-month periods ended June 30, 2023 and 2022, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during each of the three and six-month periods ended June 30, 2023 and 2022.
5. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of June 30, 2023 and December 31, 2022 are summarized below:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$21,422	$—	$—	$21,422
Corporate Securities	139,812	3	(204)	139,611
Government Securities	338,704	19	(1,667)	337,056
	$499,938	$22	$(1,871)	$498,089

Reported as
Cash and cash equivalents				$21,422
Marketable securities				476,667
Total investments				$498,089

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$40,967	$—	$—	$40,967
Corporate Securities	201,752	—	(1,126)	200,626
Government Securities	335,705	3	(5,819)	329,889
	$578,424	$3	$(6,945)	$571,482

Reported as
Cash and cash equivalents				$40,967
Marketable securities				530,515
Total investments				$571,482

The maturities of the Company’s marketable debt securities as of June 30, 2023 are as follows:

June 30, 2023	Amortized Cost	Estimated Cost Fair Value
(in thousands)
Mature in one year or less	$478,516	$476,667
The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2023 and December 31, 2022 are as follows:

	Less than 12 months		12 months or greater
June 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$67,843	$(204)	$—	$—
Government Securities	275,316	(1,667)	—	—
	$343,159	$(1,871)	$—	$—

	Less than 12 months		12 months or greater
December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$132,658	$(1,121)	$3,826	$(5)
Government Securities	324,933	(5,819)	—	—
	$457,591	$(6,940)	$3,826	$(5)
The unrealized losses from the available-for-sale securities are primarily due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For the three and six months ended June 30, 2023, a gain of $0.3 million and a loss of $2.6 million, respectively, were recorded under other income (expense) related to these securities. For the three and six months ended June 30, 2022, losses of $6.5 million and $10.0 million, respectively, were recorded under other income (expense). Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of June 30, 2023 and December 31, 2022 are as follows:

	Fair Value	Fair Value
	June 30, 2023	December 31, 2022
Astria Common Stock	$5,813	$9,529
INmune Common Stock	17,121	11,954
Viridian Common Stock	17,061	20,948
	$39,995	$42,431
The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of June 30, 2023 and December 31, 2022 are as follows:

	Carrying Value	Carrying Value
	June 30, 2023	December 31, 2022
Astria Preferred Stock	$—	$174
Zenas Preferred Stock	64,209	54,209
	$64,209	$54,383
The Company received common and preferred stock in Astria in connection with a licensing transaction. The shares of Astria common stock have a readily determinable fair value, and the adjustment in the fair value of the Astria common stock has been recorded as an unrealized loss on equity securities for the three and six months ended June 30, 2023.
The Company originally recorded its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. In January 2023, the Company exchanged its preferred shares for common stock in Astria. The common stock has a readily determinable fair value, and difference in the fair value of the common stock and the carrying value of the preferred stock has been recorded as a gain in equity securities for the six months ended June 30, 2023. The Company recorded a loss in equity securities related to the Astria common stock for the three and six months ended June 30, 2023.
The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded as a gain in equity securities for the three and six months ended June 30, 2023.
The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded as a loss in equity securities for the three and six months ended June 30, 2023.
The Company currently holds an equity interest in Zenas BioPharma Limited (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas which were received as upfront payments for licensing certain clinical and preclinical assets from the Company. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three months ended June 30, 2023, the Company received additional preferred shares in Zenas as payment for a milestone. The preferred shares have a fair value of $10.0 million as of the date of issuance. During the three and six months ended June 30, 2023, there has not been any impairment or observable price changes related to this investment.
Unrealized gain (loss) recognized on equity securities during each of the three- and six-month periods ended June 30, 2023 and 2022, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net and unrealized gain (loss) recognized on equity securities	$288	$(6,545)	$(2,610)	$(9,974)
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
In June 2023, the Board and shareholders approved the 2023 Equity Incentive Plan (the 2023 Plan), which became effective as of June 14, 2023. We suspended the 2013 Plan, and no additional award may be granted under the 2013 Plan. The 2023 Plan reserve consists of 3,000,000 shares and the remaining available shares from the 2013 Plan as of the effective date of the 2023 Plan. In addition, any shares of common stock covered by awards granted under the 2013 Plan that terminate on or after June 14, 2023 by expiration, forfeiture, cancellation, or other means without the issuance of such shares will be added to the 2023 Plan reserve.
As of June 30, 2023, the total number of shares of common stock available for issuance under the 2023 Plan is 19,790,382, which includes 16,932,548 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2023 Plan. As of June 30, 2023, a total of 16,476,718 options have been granted under the 2013 Plan and 2023 Plan.
In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of June 30, 2023, the total number of shares of common stock available for issuance under the ESPP is 1,084,060. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the ESPP was increased by 599,977 shares on January 1, 2023. As of June 30, 2023, we have issued a total of 690,758 shares of common stock under the ESPP.
During the six months ended June 30, 2023, the Company awarded 944,726 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of June 30, 2023, a total of 2,944,543 RSUs have been granted under the 2013 Plan and 2023 Plan.
Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$4,471	$4,350	$8,747	$8,024
Research and development	9,092	8,253	17,415	15,384
	$13,563	$12,603	$26,162	$23,408

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$6,842	$7,512	$13,825	$14,345
ESPP	341	290	663	591
RSUs	6,380	4,801	11,674	8,472
	$13,563	$12,603	$26,162	$23,408

The following table summarizes option activity under our stock plans and related information:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	10,082,642	$29.12	6.30	$27,141
Options granted	1,941,412	$30.65
Options forfeited	(269,747)	$33.95
Options exercised	(179,391)	$8.92
Balance at June 30, 2023	11,574,916	$29.58	6.41	$20,561
Exercisable	7,492,446	$28.17	5.04	$20,504
We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $24.97 per share as of June 30, 2023.
The weighted-average fair value of options granted during the six-month periods ended June 30, 2023 and June 30, 2022 were $16.31 and $15.64 per share, respectively. There were 1,883,951 options granted during the six-month period ended June 30, 2022. We estimated the fair value of each stock option using the Black-Scholes option-pricing model based on the date of grant of such stock option with the following weighted average assumptions for the three and six months ended June 30, 2023 and 2022:

	Options		Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (years)	6.5	6.3	6.1	6.4
Expected volatility	51.2%	53.1%	50.5%	53.0%
Risk-free interest rate	3.69%	3.13%	4.17%	1.93%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 -2.0
Expected volatility	38.2% - 55.7%	43.2% - 55.7%	38.2% - 55.7%	43.2% - 55.7%
Risk-free interest rate	0.13% - 5.39%	0.13% - 2.82%	0.13% - 5.39%	0.13% - 2.82%
Expected dividend yield	—%	—%	—%	—%
As of June 30, 2023, the unamortized compensation expense related to unvested stock options was $66.3 million. The remaining unamortized compensation expense will be recognized over the next 2.7 years. As of June 30, 2023, the unamortized compensation expense under our ESPP was $0.6 million. The remaining unamortized expense will be recognized over the next 0.4 years.

The following table summarizes the RSU activity for the six-month period ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)

Unvested RSUs at December 31, 2022	1,232,551	$32.41
Granted	944,726	30.82
Vested	(367,647)	32.73
Forfeited	(75,672)	31.93
Unvested RSUs at June 30, 2023	1,733,958	$31.50
As of June 30, 2023, the unamortized compensation expense related to unvested RSUs was $43.3 million. The remaining unamortized expense will be recognized over the next 2.2 years.
7. Leases
The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term. For the three and six months ended June 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commenced on August 1, 2022 and provides the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million. In August 2022, the Company entered into an amendment, which the Company would receive an additional $5.0 million in tenant improvement allowance in exchange for an increase in the rental rate of the phase 1 space. The Company received delivery of the second phase premises on December 1, 2022. The Company placed the new facility into service in February 2023. For the three and six months ended June 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company leases additional office space in San Diego, California through December 2023. For the three and six months ended June 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at June 30, 2023 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2023	$3,021
2024	6,072
2025	7,392
2026	8,589
2027	8,829
2028	9,076
Thereafter	66,435
Total undiscounted lease payments	109,414
Less: Tenant allowance	(5,459)
Less: Imputed interest	(45,112)
Present value of lease payments	$58,843

Lease liabilities - short-term	$4,228
Lease liabilities - long-term	54,615
Total lease liabilities	$58,843
The following table summarizes lease costs and cash payments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$2,020	$1,574	$4,200	$3,136
Variable lease cost	219	33	453	132
Total lease costs	$2,239	$1,607	$4,653	$3,268

Cash paid for amounts included in the measurement of lease liabilities	$721	$665	$1,445	$1,349
As of June 30, 2023, the weighted-average remaining lease term for operating leases is 11.7 years, and the weighted-average discount rate for operating leases is 8.9%. As of June 30, 2022, the weighted-average remaining lease term for operating leases is 12.0 years, and the weighted-average discount rate for operating leases is 6.0%.
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

9. Collaboration and Licensing Agreements
The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and six months ended June 30, 2023 and 2022.
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
Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $11.2 million and $6.7 million of royalty revenue under this arrangement for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $21.6 million and $12.9 million of royalty revenue under this arrangement for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there is a receivable of $10.7 million related to royalties due under the arrangement, and there is no deferred revenue related to this agreement.
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
No revenue was recognized under the arrangement for the three and six months ended June 30, 2023, or the three months ended June 30, 2022, and the Company recognized $5.0 million of revenue for the six months ended June 30, 2022. As of June 30, 2023, there is no deferred revenue related to the arrangement.
Astria Therapeutics, Inc.
In connection with a licensing transaction, the Company received preferred and common stock in Astria. In January 2023, the Company exchanged its preferred stock for additional common stock in Astria.
The Company recognized an unrealized loss of $3.5 million and $3.9 million related to its equity interest in Astria for the three and six months ended June 30, 2023, respectively. The Company recognized an unrealized loss of $2.4 million and $1.5 million related to its equity interest in Astria for the three and six months ended June 30, 2022, respectively. There is no deferred revenue as of June 30, 2023 related to this agreement.
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
The Company did not recognize revenue related to the Genentech Agreement for the three and six months ended June 30, 2023, or 2022. As of June 30, 2023, there is a $1.0 million receivable related to cost-sharing development activities during the second quarter of 2023 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of June 30, 2023, as obligations to perform research activities have expired.
INmune Bio, Inc.
In connection with a licensing transaction, the Company received common stock in INmune.
For the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $4.9 million and $5.2 million. For the three and six months ended June 30, 2022, the Company recorded an unrealized gain of $0.8 million and an unrealized loss of $2.6 million related to its investment in INmune.
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
The Company will collaborate with Janssen on further clinical development of plamotamab with Janssen and share development costs with Janssen paying from 80% to 85% of certain development program costs and the Company paying from 15% to 20% of certain development costs.
The Company is generally responsible for conducting research activities under the Second Janssen Agreement, and Janssen is generally responsible for all development, manufacturing, and commercialization activities for CD28 Licensed Antibodies that are advanced. Revenue from the research activities is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services.
In the first quarter of 2023, Janssen selected a B cell target for further development under the Second Janssen Agreement and the Company received a $5.0 million milestone.

In the second quarter of 2023, the Company recognized $22.2 million of revenue related to research activities performed under the Second Janssen Agreement. The Company uses the input method under ASC 606 for recognizing revenue related to completing its performance obligations for research services.
There is a receivable of $2.2 million as of June 30, 2023, related to cost-sharing activities for development of plamotamab under the Second Janssen Agreement. The Company recognized $22.2 million and $0.2 million of revenue related to the Second Janssen Agreement for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $27.5 million and $2.0 million of revenue for the six months ended June 30, 2023 and 2022, respectively. There is $7.9 million in deferred revenue as of June 30, 2023 related to the Second Janssen Agreement.
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
The Company recognized $2.0 million and $1.2 million of royalty revenue during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $3.9 million and $3.5 million of royalty revenue during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there is a receivable of $2.0 million related to estimated royalties due under the arrangement. As of June 30, 2023, there is no deferred revenue related to this agreement.
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
No revenue was recognized during the three and six months ended June 30, 2023, or 2022, from the Novartis Agreement. There is no deferred revenue as of June 30, 2023.
Vir Biotechnology, Inc.
In the second quarter of 2020, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.
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
The Company recognized $0.1 million and $22.1 million of royalty revenue for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $1.5 million and $92.3 million of royalty revenue for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there is a receivable of $0.1 million related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.

Viridian Therapeutics, Inc.
In December 2020 and in December 2021, the Company entered two separate license agreements with Viridian and received shares of Viridian common stock for each license.
In the three months ended June 30, 2023, Viridian notified the Company it was terminating the initial license agreement.
The Company reported unrealized losses of $1.2 million and $5.0 million for the three months ended June 30, 2023 and 2022 related to the shares of Viridian common stock. The Company reported unrealized losses of $3.9 million and $5.9 million for the six months ended June 30, 2023 and 2022. The Company did not recognize revenue for the three and six months ended June 30, 2023 or 2022. There is no deferred revenue as of June 30, 2023 related to this agreement.
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
In November 2021, the Company entered into a second License Agreement (Second Zenas Agreement) with Zenas, pursuant to which the Company received additional equity in Zenas in exchange for the exclusive worldwide rights to develop and commercialize the Company’s obexelimab (XmAb5871) drug candidate. Under the license, the Company is eligible to receive development, regulatory and sales milestones in connection with the development of obexelimab and royalties on net sales of approved products. The original equity received for the second license was a warrant to acquire additional shares of Zenas. The warrant was exchanged for additional preferred stock in Zenas in November 2022.
The warrant in Zenas was recorded at its fair value as of the date of the Second Zenas Agreement and is reviewed each reporting period for impairment or other evidence of change in value. The preferred shares received in exchange for the warrant were recorded at their fair value at the date of the exchange and is reviewed each reporting period for impairment or other evidence of change in value.
Zenas advanced obexelimab into Phase 3 clinical studies in the first quarter of 2023 and dosed their second patient in the second quarter of 2023. The Company received a development milestone in the form of additional preferred stock in Zenas with a fair value of $10.0 million.
The Company did not record an impairment or change in the value of the Zenas equity or the warrant in Zenas in the three and six months ended June 30, 2023 or 2022. The Company recognized $10.0 million of revenue for the three and six months ended June 30, 2023. The Company did not recognize any revenue related to the Zenas Agreement for the three and six months ended June 30, 2022, and there is no deferred revenue related to this agreement.
Revenue earned
The revenues recorded for the three and six months ended June 30, 2023 and 2022 were earned principally from the following licensees (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Alexion	$11.2	$6.7	$21.6	$12.9
Astellas	$—	$—	$—	$5.0
Janssen	$22.2	$0.2	$27.5	$2.0
MorphoSys	$2.0	$1.2	$3.9	$3.5
Vir	$0.1	$22.1	$1.5	$92.3
Zenas	$10.0	$—	$10.0	$—
Total	$45.5	$30.2	$64.5	$115.7
The table below summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Research collaboration	$22.2	$0.2	$22.5	$2.0
Milestone	10.0	—	15.0	5.0
Royalties	13.3	30.0	27.0	108.7
Total	$45.5	$30.2	$64.5	$115.7
Remaining Performance Obligations and Deferred Revenue
The Company’s remaining performance obligation as of June 30, 2023 is conducting research activities pursuant to the Second Janssen Agreement. As of June 30, 2023 and 2022, the Company has deferred revenue of $7.9 million and $35.3 million, respectively. All deferred revenue as of June 30, 2023 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Second Janssen Agreement.
10. Income taxes
There is no provision for income tax for the three and six months ended June 30, 2023 or for the three and six months ended June 30, 2022. As of June 30, 2023, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

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
Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our Fc technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three medicines developed with our Fc technologies are marketed by our partners and are generating royalty revenues for us, which partially offset our internal development costs.
Refer to Part I, Item 1, "XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats" and "Other XmAb Fc Domains" in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our core Fc technology platforms.
Clinical-Stage XmAb Drug Candidates
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
XmAb104 (PD-1 x ICOS): XmAb104 is a bispecific antibody that targets PD-1, an immune checkpoint receptor, and ICOS, an immune co-stimulatory receptor, to selectively activate the tumor microenvironment. Initial dose-escalation data from a Phase 1 study indicates that XmAb104 was well tolerated and exhibited a distinct safety profile compared to other clinical-stage ICOS programs. Anti-tumor activity was observed in patients, and biomarker activity was consistent with engagement with T cells. We are evaluating XmAb104 in combination with ipilimumab in the Part C expansion portion of a Phase 1 clinical study, which is enrolling patients with microsatellite stable or proficient mismatch repair colorectal cancer.
XmAb564 (IL2-Fc Cytokine): XmAb564 is a monovalent potency-reduced interleukin-2 Fc (IL-2-Fc) fusion protein engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. Results from a Phase 1a clinical study of XmAb564, presented at the European Congress of Rheumatology (EULAR) in May 2023, indicate a single dose of XmAb564, administered subcutaneously in healthy volunteers, was well tolerated and generated durable, dose-dependent and selective expansion of Tregs. We are conducting a randomized, double-blind, placebo-controlled Phase 1b clinical study to evaluate the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients with atopic dermatitis or psoriasis.
XmAb819 (ENPP3 x CD3): XmAb819 is a bispecific antibody that targets ENPP3 and CD3. ENPP3 is a tumor-associated antigen in renal cell carcinoma (RCC). The XmAb 2+1 multivalent format used in XmAb819 enables greater selectivity for ENPP3 expressing tumor cells compared to normal cells, which also express ENPP3 at lower levels. We are currently enrolling a Phase 1 study to evaluate XmAb819 in patients with advanced clear cell RCC.
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
XmAb662 (IL12-Fc Cytokine): XmAb662 is a potency-reduced interleukin-12 Fc (IL12-Fc) fusion protein engineered to increase anti-tumor activity and immunogenicity in the tumor microenvironment by promoting high levels of interferon gamma secretion from T cells and NK cells. In preclinical testing, Xencor’s engineered IL12-Fc fusions demonstrated an improved pharmacokinetic profile and therapeutic window compared to a native IL12-Fc fusion, with superior exposure, a more gradual dose response and more sustained interferon gamma response. XmAb662 demonstrated significant anti-tumor activity, along with increases in NK cells, T cells, serum IP-10 and interferon gamma, which were further enhanced when combined with an anti-PD-1 antibody. We are enrolling a Phase 1 study to evaluate XmAb662 in patients with advanced solid tumors.
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
We have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. We are advancing wholly owned CD28 candidates including our lead candidate, XmAb808, a B7-H3 x CD28 bispecific antibody for the treatment of patients with a range of solid tumors.
In April 2023, we presented emerging data from research-stage engineered CD28 bispecific antibodies targeting the solid tumor antigens CEACAM5, ENPP3, mesothelin, STEAP1 and Trop-2 in a poster at the American Association for Cancer Research (AACR) Annual Meeting. We anticipate submitting an investigational new drug (IND) application for a second wholly owned CD28 bispecific antibody in 2024.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. We earned $3.9 million in estimated royalties from MorphoSys for the six months ended June 30, 2023.
In November 2021, we entered into an agreement with Zenas BioPharma (Cayman) Limited (Zenas), to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. In January 2023, Zenas initiated a Phase 3 study of obexelimab in an autoimmune disease and dosed their second patient in April 2023. We received additional preferred stock in Zenas as a development milestone in the second quarter of 2023. The additional preferred stock has a fair market value of $10.0 million and we recorded the milestone payment as revenue for the three months ended June 30, 2023.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS) and for certain patients with generalized myasthenia gravis (gMG). Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. In May 2023, Ultomiris was approved in the EU and Japan for the treatment of certain adult patients with neuromyelitis optica spectrum disorder (NMOSD). We earned $21.6 million in royalties from Alexion for the six months ended June 30, 2023.
In March 2020, we entered an agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies Vir investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients; in the first quarter of 2022, the FDA deauthorized sotrovimab in treating patients with COVID-19. In December 2021, the EU granted a temporary authorization for sotrovimab, and several other countries have also provided temporary or conditional authorizations for its use. As the COVID 19 virus has mutated, our royalty revenue from the sales of sotrovimab has diminished significantly and future revenue from this license are expected to continue to decline. We earned $1.5 million in royalties from Vir for the six months ended June 30, 2023.
In December 2020, we entered into an agreement with Viridian Therapeutics, Inc., (Viridian) in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. Xtend Fc technology was not applied to Viridian antibodies, and the agreement has been terminated.
In December 2021, we entered into a second agreement with Viridian for a non-exclusive license to certain antibody libraries developed by us, for which the term has ended. Under the agreement, Viridian received a one-year research license to review the antibodies and did not select antibodies for further development.
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
Since we commenced active operations in 1998, we have devoted substantially all our resources to staffing our Company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking preclinical and IND-enabling studies, and conducting clinical trials. We have no internally developed products approved for commercial sale and have not generated any revenues from our own product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and from payments generated from our product development partnerships and licensing arrangements.
As of June 30, 2023, we had an accumulated deficit of $421.0 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,
	2023	2022	Change
Revenues:
Research collaboration	$22.2	$0.2	$22.0
Milestone	10.0	—	10.0
Royalties	13.3	30.0	(16.7)
Total revenues	45.5	30.2	15.3
Operating expenses:
Research and development	60.0	47.1	12.9
General and administrative	11.5	11.1	0.4
Total operating expenses	71.5	58.2	13.3
Other income (expense), net	4.0	(6.0)	10.0
Net loss	$(22.0)	$(34.0)	$12.0

Revenues
Revenues for the three months ended June 30, 2023 are primarily from research revenue from our second collaboration with Janssen, royalty revenue from Alexion, and milestone revenue from Zenas. Revenues for the three months ended June 30, 2022 are primarily royalty revenue from Alexion and Vir.
Research and Development Expenses
The following tables summarize our research and development expenses for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,
	2023	2022	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$4.1	$1.7	$2.4
XmAb819 (ENPP3 x CD3)	4.8	2.1	2.7
XmAb541 (CLDN6 X CD3)	6.3	1.6	4.7
Total CD3 programs	15.2	5.4	9.8

XmAb808 (B7-H3 x CD28)	4.3	4.1	0.2

Tumor micro environment (TME) activator programs:
Vudalimab	9.6	5.6	4.0
XmAb104	5.8	6.3	(0.5)
Total TME activators programs	15.4	11.9	3.5

Subtotal bispecific programs	34.9	21.4	13.5

Cytokine programs:
XmAb306/RG6323 programs*	(0.5)	4.2	(4.7)
XmAb564	5.9	3.8	2.1
XmAb662 (IL-12-Fc)	3.8	4.5	(0.7)
Total cytokine programs	9.2	12.5	(3.3)

Other, research and early stage programs	14.7	6.8	7.9

Wind down costs of terminated programs (1)	1.2	6.4	(5.2)

Total research and development expenses	$60.0	$47.1	$12.9
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Three Months Ended June 30,
	2023	2022	Change
External research and development expenses	$25.0	$20.4	$4.6
Internal research and development expenses	25.9	18.4	7.5
Stock based compensation	9.1	8.3	0.8
Total research and development expenses	$60.0	$47.1	$12.9
Research and development expenses increased by $12.9 million for the three months ended June 30, 2023 over the same period in 2022 primarily due to increased spending on our CD3 programs including plamotamab, XmAb819 and XmAb541 and also our vudalimab program and, other research and early stage programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,
	2023	2022	Change
General and administrative	$11.5	$11.1	$0.4
General and administrative expenses increased by $0.4 million for the three months ended June 30, 2023 over the same period in 2022 primarily due to increased facility expenses and additional spending on professional fees.
Other Income (Expense), Net
Other income (expense), net was $4.0 million and $(6.0) million for the three months ended June 30, 2023 and 2022, respectively. Other income, net for the three months ended June 30, 2023 consists of interest income earned on investments, while other expense, net for the same period in 2022 consist primarily of unrealized loss recognized from the change in fair value of our equity investments.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022	Change
Revenues:
Research collaboration	$22.5	$2.0	$20.5
Milestone	15.0	5.0	10.0
Royalties	27.0	108.7	(81.7)
Total revenues	64.5	115.7	(51.2)
Operating expenses:
Research and development	124.4	94.8	29.6
General and administrative	25.4	22.4	3.0
Total operating expenses	149.8	117.2	32.6
Other income (expense), net	2.6	(8.9)	11.5
Net loss	$(82.7)	$(10.4)	$(72.3)
Revenues
Revenues for the six months ended June 30, 2023 are primarily from research revenue from our second collaboration with Janssen, royalty revenue from Alexion, and milestone revenue from Janssen and Zenas. Revenues for the six months ended June 30, 2022 are primarily from milestone revenue from Astellas and royalty revenue from Alexion, MorphoSys, and Vir.

Research and Development Expenses
The following tables summarize our research and development expenses for the six months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$9.8	$7.1	$2.7
XmAb819 (ENPP3 x CD3)	9.2	5.6	3.6
XmAb541 (CLDN6 X CD3)	10.7	2.7	8.0
Total CD3 programs	29.7	15.4	14.3

XmAb808 (B7-H3 x CD28)	8.0	8.9	(0.9)

Tumor micro environment (TME) activator programs:
Vudalimab	17.2	11.1	6.1
XmAb104	12.6	11.8	0.8
Total TME activators programs	29.8	22.9	6.9

Subtotal bispecific programs	67.5	47.2	20.3

Cytokine programs:
XmAb306/RG6323 programs*	4.5	7.5	(3.0)
XmAb564	12.4	6.9	5.5
XmAb662 (IL-12-Fc)	6.9	7.1	(0.2)
Total cytokine programs	23.8	21.5	2.3

Other, research and early stage programs	28.9	12.2	16.7

Wind down costs of terminated programs (1)	4.2	13.9	(9.7)

Total research and development expenses	$124.4	$94.8	$29.6
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Six Months Ended June 30,
	2023	2022	Change
External research and development expenses	$52.8	$41.1	$11.7
Internal research and development expenses	54.2	38.3	15.9
Stock based compensation	17.4	15.4	2.0
Total research and development expenses	$124.4	$94.8	$29.6
Research and development expenses increased by $29.6 million for the six months ended June 30, 2023 over the same period in 2022 primarily due to increased spending on our new development programs XmAb564, XmAb541 and, spending on our Vudalimab and other research and early stage programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in millions):

	Six Months Ended June 30,
	2023	2022	Change
General and administrative	$25.4	$22.4	$3.0
General and administrative expenses increased by $3.0 million for the six months ended June 30, 2023 over the same period in 2022 primarily due to increased facility expenses, general and administrative staffing, and additional spending on professional fees.
Other Income (Expense), Net
Other income (expense), net was $2.6 million and $(8.9) million for the six months ended June 30, 2023 and 2022, respectively. Other income, net for the six months ended June 30, 2023 consists of interest income earned on investments, partially offset by unrealized loss recognized from the change in fair value of our equity investments, while other expense, net for the same period in 2022 consists primarily of unrealized loss recognized from the change in fair value of our equity investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(68,814)	$50,084	$(118,898)
Investing activities	$46,739	$(147,398)	$194,137
Financing activities	$2,843	$3,244	$(401)
Net decrease in cash	$(19,232)	$(94,070)	$74,838
Operating Activities
Cash used in operating activities for the six months ended June 30, 2023 was $68.8 million, while cash provided by operating activities for the three months ended June 30, 2022 was $50.1 million. The increase in cash used in operating activities is primarily due to lower royalty revenue recognized and increased research and development expenses in the six months ended June 30, 2023.

Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities represents net proceeds from the exercise of stock options and purchase of ESPP for the six months ended June 30, 2023 and June 30, 2022, respectively. The proceeds received from option exercises decreased by $0.4 million.
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.
As of June 30, 2023, we had $531.4 million of cash, cash equivalents, receivables, and marketable debt securities compared to $613.5 million as of December 31, 2022. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
On February 27, 2023, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC, now doing business as Leerink Partners (Leerink), pursuant to which we may issue and sell from time to time, at our option, up to an aggregate of $200 million of shares of common stock, $0.01 par value per share, of the Company through Leerink as sales agent. The issuance and sale of these shares by Xencor will be pursuant to a sales agreement prospectus filed with the Securities and Exchange Commission (SEC) on February 27, 2023 pursuant to our shelf registration statement on Form S-3ASR (Registration no. 333-2700030) filed with the SEC on February 27, 2023.
Leerink may sell the common stock by any method permitted under law deemed to be an "at the market" offering as defined by Rule 415 of the Securities Act of 1933, as amended including without limitation sales made by means of ordinary brokers on the NASDAQ Global market or otherwise at market prices prevailing at the time of sale or as otherwise directed by the Company. Leerink will use commercially reasonable efforts to sell the common stock from time to time, based on instructions from Xencor.
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
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended June 30, 2023.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2023.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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
Item 5(c). 10b5-1 Plans
On June 9, 2023, John Desjarlais, our Executive Vice President and Chief Scientific Officer, adopted an amended rule10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 130,000 shares of the Company's common stock until July 31, 2024.

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

10.1	First Amendment to Collaboration and License Agreement, dated January 30, 2023, by and between the Company and Janssen Biotech, Inc.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 3, 2023