Form 10-Q
period 2023-09-30
Xencor Inc
filed 2023-11-08
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2023
Common stock, par value $0.01 per share	60,875,198

Xencor, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,733	$53,942
Marketable debt securities	412,827	526,689
Marketable equity securities	28,972	42,431
Accounts receivable	55,000	28,997
Prepaid expenses and other current assets	21,644	23,283
Total current assets	571,176	675,342
Property and equipment, net	68,035	59,183
Patents, licenses, and other intangible assets, net	18,744	18,500
Restricted cash	378	—
Marketable debt securities - long term	20,420	3,826
Marketable equity securities - long term	64,210	54,383
Right of use (ROU) asset	34,807	34,419
Other assets	660	613
Total assets	$778,430	$846,266
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,967	$10,088
Accrued expenses	24,472	18,728
Lease liabilities	4,380	4,708
Deferred revenue	9,222	30,320
Total current liabilities	53,041	63,844
Lease liabilities, net of current portion	56,379	54,926
Total liabilities	109,420	118,770
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2023 and December 31, 2022; 60,665,900 issued and outstanding at September 30, 2023 and 59,997,713 issued and outstanding at December 31, 2022	607	601
Additional paid-in capital	1,114,383	1,072,132
Accumulated other comprehensive loss	(709)	(6,952)
Accumulated deficit	(445,271)	(338,285)
Total stockholders’ equity	669,010	727,496
Total liabilities and stockholders’ equity	$778,430	$846,266
See accompanying notes.

Xencor, Inc.
Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Collaborations, milestones, and royalties	$59,164	$27,299	$123,649	$142,969
Operating expenses
Research and development	64,939	53,273	189,378	148,111
General and administrative	12,493	12,374	37,901	34,738
Total operating expenses	77,432	65,647	227,279	182,849
Loss from operations	(18,268)	(38,348)	(103,630)	(39,880)
Other income (expenses)
Interest income, net	5,016	1,379	11,672	2,749
Other income (expense), net	6	(1)	(1,395)	(244)
Gain (loss) on equity securities, net	(11,023)	5,299	(13,633)	(4,676)
Total other income (expense), net	(6,001)	6,677	(3,356)	(2,171)

Loss before income tax expense	(24,269)	(31,671)	(106,986)	(42,051)
Income tax expense	—	1,088	—	1,088
Net loss	(24,269)	(32,759)	(106,986)	(43,139)

Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	1,151	(931)	6,244	(8,366)
Comprehensive loss	$(23,118)	$(33,690)	$(100,742)	$(51,505)

Basic and diluted net loss per common share	$(0.40)	$(0.55)	$(1.77)	$(0.72)

Basic and diluted weighted average common shares outstanding	60,621,534	59,716,594	60,387,163	59,564,985
See accompanying notes.

Xencor, Inc.
Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	(57,436)
Stock-based compensation	—	—	12,599	—	—	12,599
Balance, March 31, 2023	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$683,583

Issuance of common stock upon exercise of stock awards	145,003	1	676	—	—	677
Issuance of restricted stock units	18,148	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	55,309	1	1,241	—	—	1,242
Comprehensive income (loss)	—	—	—	1,765	(21,954)	(20,189)
Stock-based compensation	—	—	13,563	—	—	13,563
Balance, June 30, 2023	60,600,060	$607	$1,101,131	$(1,860)	$(421,002)	$678,876

Issuance of common stock upon exercise of stock awards	34,743	—	356	—	—	356
Issuance of restricted stock units	31,097	—	—	—	—	—
Comprehensive income (loss)	—	—	—	1,151	(24,269)	(23,118)
Stock-based compensation	—	—	12,896	—	—	12,896
Balance, September 30, 2023 (unaudited)	60,665,900	$607	$1,114,383	$(709)	$(445,271)	$669,010

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$733,504
Issuance of common stock upon exercise of stock awards	36,500	—	731	—	—	731
Issuance of restricted stock units	137,134	1	(1)	—	—	—
Comprehensive income (loss)	—	—	—	(5,611)	23,594	17,983
Stock-based compensation	—	—	10,805	—	—	10,805
Balance, March 31, 2022	59,529,192	$596	$1,029,058	$(7,121)	$(259,510)	$763,023

Issuance of common stock upon exercise of stock awards	70,874	1	1,315	—	—	1,316
Issuance of restricted stock units	15,774	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	68,580	1	1,196	—	—	1,197
Comprehensive loss	—	—	—	(1,823)	(33,975)	(35,798)
Stock-based compensation	—	—	12,603	—	—	12,603
Balance, June 30, 2022	59,684,420	$598	$1,044,172	$(8,944)	$(293,485)	$742,341

Issuance of common stock upon exercise of stock awards	71,530	—	1,287	—	—	1,287
Issuance of restricted stock units	17,387	—	—	—	—	—
Comprehensive loss	—	—	—	(931)	(32,759)	(33,690)
Stock-based compensation	—	—	12,760	—	—	12,760
Balance, September 30, 2022 (unaudited)	59,773,337	$598	$1,058,219	$(9,875)	$(326,244)	$722,698
See accompanying notes.

Xencor, Inc.
Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(106,986)	$(43,139)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,270	6,640
(Accretion of discount) amortization of premium on marketable debt securities	(8,211)	909
Stock-based compensation	39,058	36,168
Abandonment of capitalized intangible assets	797	1,331
Equity received in connection with license agreements	(10,000)	—
Change in fair value of equity securities	13,633	4,676
Impairment on equity securities	—	138
Loss on disposal of assets	1,380	132
Changes in operating assets and liabilities:
Accounts receivable and contract asset	(26,003)	21,508
Interest receivable from marketable debt securities	113	(392)
Prepaid expenses and other assets	1,592	1,031
Accounts payable	4,879	617
Accrued expenses	5,744	(154)
Income taxes	—	388
Lease liabilities and ROU assets	737	21,171
Deferred revenue	(21,098)	(2,108)
Net cash (used in) provided by operating activities	(96,095)	48,916
Cash flows from investing activities
Purchase of marketable securities	(444,480)	(317,058)
Purchase of intangible assets	(2,077)	(3,977)
Purchase of property and equipment	(17,468)	(28,528)
Proceeds from maturities and sale of marketable securities	556,090	205,290
Net cash provided by (used in) investing activities	92,065	(144,273)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,957	3,334
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,242	1,197
Net cash provided by financing activities	3,199	4,531
Net decrease in cash, cash equivalents, and restricted cash	(831)	(90,826)
Cash, cash equivalents, and restricted cash, beginning of period	53,942	143,480
Cash, cash equivalents, and restricted cash, end of period	$53,111	$52,654

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21	$13
Income taxes	$—	$72
Supplemental disclosures of non-cash investing activities
Unrealized gain (loss) on marketable securities	$6,244	$(8,366)
See accompanying notes.

Xencor, Inc.
Notes to Financial Statements
(unaudited)
September 30, 2023
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
Intangible Assets
The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three and nine months ended September 30, 2023 and 2022.
The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $0.2 million and $0.8 million of in-process intangible assets for the three and nine months ended September 30, 2023, respectively. We abandoned $0.3 million and $1.3 million of in-process intangible assets during the three and nine months ended September 30, 2022, respectively.
Marketable Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The investment policy limits the maturity of any individual security to a maximum of 36 months. The average maturity of securities in the portfolio as of September 30,

2023 is less than 12 months. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.
The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and nine months ended September 30, 2023 and 2022. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three and nine months ended September 30, 2023, the Company recorded an unrealized gain of $1.2 million and $6.2 million, respectively, in its portfolio of marketable debt securities. During the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of $0.9 million and $8.4 million, respectively. The unrealized losses are due to the changing interest rate environment and are not due to changes in the credit quality of the underlying securities. The unrealized gain (loss) is recorded in other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.
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
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the second quarter ended June 30, 2023, the Company received additional equity in a security in connection with a milestone payment. The securities had a fair value of $10.0 million as of the date of issuance and have been recorded at the initial cost. There was no impairment charge recorded for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 in connection with equity securities without a readily determinable fair value. During the nine months ended September 30, 2022, the Company recorded an impairment charge of $0.1 million.
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
The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2023 (unaudited)			December 31, 2022
	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Money Market Funds	$40,943	$40,943	$—	$40,967	$40,967	$—
Corporate Securities	75,620	—	75,620	200,626	—	200,626
Government Securities	357,627	—	357,627	329,889	—	329,889
	$474,190	$40,943	$433,247	$571,482	$40,967	$530,515
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and nine months ended September 30, 2023 and 2022, there were no transfers between Level 1 and Level 2.
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
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(24,269)	$(32,759)	$(106,986)	$(43,139)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	60,621,534	59,716,594	60,387,163	59,564,985
Basic and diluted net loss per common share	$(0.40)	$(0.55)	$(1.77)	$(0.72)

For the three and nine months ended September 30, 2023 and 2022, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.
4. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For each of the three and nine-month periods ended September 30, 2023 and 2022, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during each of the three and nine-month periods ended September 30, 2023 and 2022.
5. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of September 30, 2023 and December 31, 2022 are summarized below:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$40,943	$—	$—	$40,943
Corporate Securities	75,737	—	(117)	75,620
Government Securities	358,207	4	(584)	357,627
	$474,887	$4	$(701)	$474,190

Reported as
Cash and cash equivalents				$40,943
Marketable securities				433,247
Total investments				$474,190

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$40,967	$—	$—	$40,967
Corporate Securities	201,752	—	(1,126)	200,626
Government Securities	335,705	3	(5,819)	329,889
	$578,424	$3	$(6,945)	$571,482

Reported as
Cash and cash equivalents				$40,967
Marketable securities				530,515
Total investments				$571,482

The maturities of the Company’s marketable debt securities as of September 30, 2023 are as follows:

September 30, 2023	Amortized Cost	Estimated Cost Fair Value
(in thousands)
Mature in one year or less	$413,497	$412,827
Mature within two years	20,447	20,420
	$433,944	$433,247
The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2023 and December 31, 2022 are as follows:

	Less than 12 months		12 months or greater
September 30, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$75,620	$(117)	$—	$—
Government Securities	286,603	(557)	20,420	(27)
	$362,223	$(674)	$20,420	$(27)

	Less than 12 months		12 months or greater
December 31, 2022	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$132,658	$(1,121)	$3,826	$(5)
Government Securities	324,933	(5,819)	—	—
	$457,591	$(6,940)	$3,826	$(5)
The unrealized losses from the available-for-sale securities are primarily due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense), net. For the three and nine months ended September 30, 2023, losses of $11.0 million and a loss of $13.6 million, respectively, were recorded under other income (expense) related to these securities. For the three and nine months ended September 30, 2022, a gain of $5.3 million and a loss of $4.7 million, respectively, were recorded under other income (expense). Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of September 30, 2023 and December 31, 2022 are as follows:

	Fair Value	Fair Value
	September 30, 2023	December 31, 2022
Astria Common Stock	$5,206	$9,529
INmune Common Stock	12,765	11,954
Viridian Common Stock	11,001	20,948
	$28,972	$42,431
The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluate such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of September 30, 2023 and December 31, 2022 are as follows:

	Carrying Value	Carrying Value
	September 30, 2023	December 31, 2022
Astria Preferred Stock	$—	$174
Zenas Preferred Stock	64,210	54,209
	$64,210	$54,383
The Company received common and preferred stock in Astria in connection with a licensing transaction. The shares of Astria common stock have a readily determinable fair value, and the adjustment in the fair value of the Astria common stock has been recorded as an unrealized loss on equity securities for the three and nine months ended September 30, 2023.
The Company originally recorded its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. In January 2023, the Company exchanged its preferred shares for common stock in Astria. The common stock has a readily determinable fair value, and difference in the fair value of the common stock and the carrying value of the preferred stock has been recorded as a gain in equity securities for the nine months ended September 30, 2023. The Company recorded a loss in equity securities related to the Astria common stock for the three and nine months ended September 30, 2023.
The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded as a loss and a gain in equity securities for the three and nine months ended September 30, 2023, respectively.
The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded as a loss in equity securities for the three and nine months ended September 30, 2023.
The Company currently holds an equity interest in Zenas BioPharma Limited (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas which were received as upfront payments for licensing certain clinical and preclinical assets from the Company. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the nine months ended September 30, 2023, the Company received additional preferred shares in Zenas as payment for a milestone. The preferred shares had a fair value of $10.0 million as of the date of issuance. During the three and nine months ended September 30, 2023, there has not been any impairment or observable price changes related to this investment.
Unrealized gain (loss) recognized on equity securities during each of the three- and nine-month periods ended September 30, 2023 and 2022, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net and unrealized gain (loss) recognized on equity securities	$(11,023)	$5,299	$(13,633)	$(4,676)
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
As of September 30, 2023, the total number of shares of common stock available for issuance under the 2023 Plan is 19,724,542, which includes 16,932,548 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2023 Plan. As of September 30, 2023, a total of 16,603,888 options have been granted under the 2013 Plan and 2023 Plan.
In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of September 30, 2023, the total number of shares of common stock available for issuance under the ESPP is 1,084,060. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until the expiration of the ESPP, the total number of shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by the Board, the total number of shares of common stock available for issuance under the ESPP was increased by 599,977 shares on January 1, 2023. As of September 30, 2023, we have issued a total of 690,758 shares of common stock under the ESPP.
During the nine months ended September 30, 2023, the Company awarded 988,276 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of September 30, 2023, a total of 2,988,093 RSUs have been granted under the 2013 Plan and 2023 Plan.
Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$4,487	$4,736	$13,234	$12,760
Research and development	8,409	8,024	25,824	23,408
	$12,896	$12,760	$39,058	$36,168

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$6,314	$7,833	$20,139	$22,178
ESPP	307	282	970	873
RSUs	6,275	4,645	17,949	13,117
	$12,896	$12,760	$39,058	$36,168

The following table summarizes option activity under our stock plans and related information:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	10,082,642	$29.12	6.30	$27,141
Options granted	2,068,582	$30.07
Options forfeited	(390,457)	$33.82
Options exercised	(214,134)	$9.14
Balance at September 30, 2023	11,546,633	$29.51	6.16	$9,692
Exercisable	7,757,723	$28.45	4.88	$9,690
We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $20.15 per share as of September 30, 2023.
The weighted-average fair value of options granted during the nine-month periods ended September 30, 2023 and 2022 were $16.01 and $15.50 per share, respectively. There were 2,007,833 options granted during the nine-month period ended September 30, 2022. We estimated the fair value of each equity award, including stock options and shares issued under our ESPP, using the Black-Scholes option-pricing model based on the date of grant of such stock option or ESPP share issuance date, with the following weighted average assumptions for the three and nine months ended September 30, 2023 and 2022:

	Options		Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (years)	6.1	6.1	6.1	6.3
Expected volatility	50.0%	51.9%	50.5%	53.0%
Risk-free interest rate	4.43%	3.38%	4.18%	2.02%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 -2.0
Expected volatility	38.2% - 55.7%	43.2% - 55.7%	38.2% - 55.7%	43.2% - 55.7%
Risk-free interest rate	0.13% - 5.39%	0.13% - 2.82%	0.13% - 5.39%	0.13% - 2.82%
Expected dividend yield	—%	—%	—%	—%
As of September 30, 2023, the unamortized compensation expense related to unvested stock options was $60.0 million. The remaining unamortized compensation expense will be recognized over the next 2.6 years. As of September 30, 2023, the unamortized compensation expense under our ESPP was $0.3 million. The remaining unamortized expense will be recognized over the next 0.2 years.

The following table summarizes the RSU activity for the nine-month period ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)

Unvested RSUs at December 31, 2022	1,232,551	$32.41
Granted	988,276	30.42
Vested	(398,744)	32.60
Forfeited	(129,134)	32.00
Unvested RSUs at September 30, 2023	1,692,949	$31.23
As of September 30, 2023, the unamortized compensation expense related to unvested RSUs was $36.3 million. The remaining unamortized expense will be recognized over the next 2.1 years.
7. Leases
The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term. For the three and nine months ended September 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commenced on August 1, 2022 and provides the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million. In August 2022, the Company entered into an amendment, which the Company would receive an additional $5.0 million in tenant improvement allowance in exchange for an increase in the rental rate of the phase 1 space. The Company received delivery of the second phase premises on December 1, 2022. The Company placed the new facility into service in February 2023. For the three and nine months ended September 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company leases additional office space in San Diego, California in lease that expires December 2023. For the three and nine months ended September 30, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
In August 2023, the Company entered into a Sublease Agreement for office space in San Diego, California. The term of the Sublease Agreement begins in September 2023 and ends in December 2027. For the three and nine months ended September 30, 2023, ROU assets obtained in exchange for new operating lease liabilities were $2.5 million. In connection with the Sublease Agreement, the Company provided a $0.4 million Letter of Credit to the landlord. The Letter of Credit will decline over the term of the lease. The Company also entered into a Cash Collateral Agreement for $0.4 million, which is classified as restricted cash in the Balance Sheets.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at September 30, 2023 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2023	$1,322
2024	6,684
2025	8,022
2026	9,238
2027	9,560
2028	9,076
Thereafter	66,435
Total undiscounted lease payments	110,337
Less: Tenant allowance	(5,459)
Less: Imputed interest	(44,119)
Present value of lease payments	$60,759

Lease liabilities - short-term	$4,380
Lease liabilities - long-term	56,379
Total lease liabilities	$60,759
The following table summarizes lease costs and cash payments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$2,075	$1,589	$6,275	$4,725
Variable lease cost	232	156	685	287
Total lease costs	$2,307	$1,745	$6,960	$5,012

Cash paid for amounts included in the measurement of lease liabilities	$820	$564	$2,265	$1,913
As of September 30, 2023, the weighted-average remaining lease term for operating leases is 11.0 years, and the weighted-average discount rate for operating leases is 8.8%. As of September 30, 2022, the weighted-average remaining lease term for operating leases is 11.9 years, and the weighted-average discount rate for operating leases is 9.1%.
8. Commitments and Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
The Company is obligated to make future payments to third parties pursuant to certain license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheets for the periods ended September 30, 2023 and December 31, 2022. The Company has also entered into agreements with third-party vendors that will require us to make future payments upon the delivery of goods and services in future periods.

9. Collaboration and Licensing Agreements
The following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the three and nine months ended September 30, 2023 and 2022.
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
During the three months ended September 30, 2023, the Company earned a milestone for the achievement of certain commercial sales levels of Ultomiris and recorded a receivable of $20.0 million.
Under ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue for sales-based royalties upon the subsequent sale of the product. The Company recognized $11.8 million and $7.3 million of royalty revenue under this arrangement for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $33.4 million and $20.2 million of royalty revenue under this arrangement for the nine months ended September 30, 2023 and 2022, respectively. The Company also recognized $20.0 million of milestone revenue for the three and nine months ended September 30, 2023. As of September 30, 2023, there is a receivable of $32.5 million related to the sales milestone and royalties due under the arrangement, and there is no deferred revenue related to this agreement.
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
No revenue was recognized under the arrangement for the three and nine months ended September 30, 2023, or the three months ended September 30, 2022, and the Company recognized $5.0 million of revenue for the nine months ended September 30, 2022. As of September 30, 2023, there is no deferred revenue related to the arrangement.
Astria Therapeutics, Inc.
In connection with a licensing transaction, the Company received preferred and common stock in Astria. In January 2023, the Company exchanged its preferred stock for additional common stock in Astria.
The Company recognized an unrealized loss of $0.6 million and $4.5 million related to its equity interest in Astria for the three and nine months ended September 30, 2023, respectively. The Company recognized an unrealized gain of $3.9 million and $2.3 million related to its equity interest in Astria for the three and nine months ended September 30, 2022, respectively. There is no deferred revenue as of September 30, 2023 related to this agreement.

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
Pursuant to the Genentech Agreement, XmAb306 is designated as a development program and all costs incurred for developing XmAb306 from March 8, 2019, the effective date of the Genentech Agreement, are being shared with Genentech under the initial cost-sharing percentage of 45%. In 2023, the Company exercised its option to convert the cost-sharing arrangement to a royalty-based arrangement and expects to finalize terms of the contract changes before year-end. The Company's cost-sharing obligations would continue through the effective date of the conversion agreement.
The Company did not recognize revenue related to the Genentech Agreement for the three and nine months ended September 30, 2023, or 2022. As of September 30, 2023, there is a $4.9 million payable related to cost-sharing development activities during the third quarter of 2023 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of September 30, 2023, as obligations to perform research activities have expired.
Gilead Sciences, Inc.
In January 2020, the Company entered into a Technology License Agreement (the Gilead Agreement) with Gilead Sciences, Inc. (Gilead), in which the Company provided Gilead an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies directed to the same molecular target. In the second quarter 2020, Gilead exercised its options for the three additional antibody compounds.
During the three months ended September 30, 2023, Gilead initiated a Phase 2 study evaluating two licensed antibodies, and we earned $6.0 million in milestone payments. For the three and nine months ended September 30, 2023, the Company recognized $6.0 million in revenue related to development milestones. There is no deferred revenue as of September 30, 2023 related to this agreement.
INmune Bio, Inc.
In connection with a licensing transaction, the Company received common stock in INmune.
For the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $4.4 million and an unrealized gain of $0.8 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded an unrealized loss of $5.0 million and $7.5 million related to its investment in INmune.
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
In the third quarter of 2023, Janssen submitted an investigational new drug application (IND) to the FDA for a CD28 bispecific candidate that was developed under the collaboration and the Company received a $7.5 million milestone.

The Company recognized $7.5 million of revenue for the three and nine months ended September 30, 2023 under the Janssen Agreement. As of September 30, 2023, there is no deferred revenue related to this Agreement.
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
In the second quarter of 2023, the Company recognized $22.2 million of revenue related to research activities performed under the Second Janssen Agreement. The Company uses the input method under ASC 606 for recognizing revenue related to completing its performance obligations for research services. In the third quarter of 2023, based on updated information regarding our measure of progress in completing research activities, we effected a change in estimate under ASC 606 which resulted in adjusted research revenue of $(1.3) million for the three months ended September 30 2023.
In the third quarter of 2023, Janssen submitted a clinical trial application (CTA) for a CD28 bispecific candidate that was developed under the collaboration, and the Company received a $7.5 million milestone.
There is a receivable of $3.2 million as of September 30, 2023, related to cost-sharing activities for development of plamotamab under the Second Janssen Agreement. The Company recognized $6.2 million and $0.1 million of revenue related to the Second Janssen Agreement for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $33.6 million and $2.1 million of revenue for the nine months ended September 30, 2023 and 2022, respectively. There is $9.2 million in deferred revenue as of September 30, 2023 related to the Second Janssen Agreement.
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
The Company recognized $2.7 million and $2.1 million of royalty revenue during the three months ended September 30, 2023 and 2022, respectively. The Company recognized $6.6 million and $5.6 million of royalty revenue during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there is a receivable of $2.2 million related to estimated royalties due under the arrangement. As of September 30, 2023, there is no deferred revenue related to this agreement.

Omeros Corporation
In August 2020, the Company entered into a Technology License Agreement (the Omeros Agreement) with Omeros Corporation (Omeros), in which the Company provided Omeros a non-exclusive license to its Xtend Fc technology, an exclusive license to apply its Xtend technology to an initial identified antibody and options to apply its Xtend technology to three additional antibodies.
During the three months ended September 30, 2023, Omeros initiated a Phase 2 study for a licensed program and the Company received a $5.0 million milestone. For the three and nine months ended September 30, 2023, the Company recognized $5.0 million of milestone revenue related to a development milestone. As of September 30, 2023, there is no deferred revenue related to this Agreement.
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
No revenue was recognized for the three months ended September 30, 2023. The Company recognized $17.8 million of royalty revenue for the three months ended September 30, 2022. The Company recognized $1.5 million and $110.1 million of royalty revenue for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there is no receivable related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.
Viridian Therapeutics, Inc.
In December 2020 and in December 2021, the Company entered two separate license agreements with Viridian and received shares of Viridian common stock for each license.
In the three months ended June 30, 2023, Viridian notified the Company it was terminating the initial license agreement. The second license expired in the third quarter 2023 upon expiration of the research term that was granted under the second license agreement.
The Company reported an unrealized loss of $6.1 million and an unrealized gain of $6.4 million for the three months ended September 30, 2023 and 2022, respectively, related to the shares of Viridian common stock. The Company reported an unrealized loss of $9.9 million and an unrealized gain of $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company did not recognize revenue for the three and nine months ended September 30, 2023 or 2022. There is no deferred revenue as of September 30, 2023 related to this agreement.
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
The Company did not record an impairment or change in the value of the Zenas equity or the warrant in Zenas in the three and nine months ended September 30, 2023 or 2022. The Company recognized $10.0 million of revenue for the nine months ended September 30, 2023. The Company did not recognize any revenue related to the Zenas Agreement for the three months ended September 30, 2023 or the three and nine months ended September 30, 2022, and there is no deferred revenue related to this agreement.
Revenue earned
The revenues recorded for the three and nine months ended September 30, 2023 and 2022 were earned principally from the following licensees (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Alexion	$31.8	$7.3	$53.4	$20.2
Astellas	$—	$—	$—	$5.0
Gilead	$6.0	$—	$6.0	$—
Janssen	$13.7	$0.1	$41.1	$2.1
MorphoSys	$2.7	$2.1	$6.6	$5.6
Omeros	$5.0	$—	$5.0	$—
Vir	$—	$17.8	$1.5	$110.1
Zenas	$—	$—	$10.0	$—
Total	$59.2	$27.3	$123.6	$143.0

The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Research collaboration	$(1.3)	$0.1	$21.1	$2.1
Milestone	46.0	—	61.0	5.0
Royalties	14.5	27.2	41.5	135.9
Total	$59.2	$27.3	$123.6	$143.0
Remaining Performance Obligations and Deferred Revenue
The Company’s remaining performance obligation as of September 30, 2023 is conducting research activities pursuant to the Second Janssen Agreement. As of September 30, 2023 and 2022, the Company has deferred revenue of $9.2 million and $35.2 million, respectively. All deferred revenue as of September 30, 2023 is classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by Janssen under the Second Janssen Agreement.
10. Income taxes
There is no provision for income tax for the three and nine months ended September 30, 2023. The provision for income tax is $1.1 million for the three and nine months ended September 30, 2022. As of September 30, 2023, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.
11. Subsequent Event
Royalty Sale Agreements
On November 3, 2023, the Company entered into two separate royalty purchase agreements for the sale of its rights to receive royalties and certain milestones under its Alexion and MorphoSys agreements. The Company received a non-refundable upfront payment of $215.0 million from the purchaser, OCM Life Sciences Portfolio LP ("OMERS"), for the sale of the Ultomiris® royalty and milestone, (the "Ultomiris Agreement") and, the Monjuvi® royalty (the "Monjuvi Agreement").

Pursuant to the Ultomiris Agreement and subject to the Company's existing license with Alexion, in exchange for an upfront payment of $192.5 million, OMERS has acquired the right to receive: (i) 100% of royalties payable on sales related to Ultomiris® that occur from July 1, 2023 through December 31, 2025; (ii) up to $35.0 million annually in royalties on sales related to Ultomiris® that occur from January 1, 2026 through December 31, 2028 with any royalties in excess of $35.0 million reverting to the Company; (iii) up to $12.0 million annually in royalties on sales related to Ultomiris® that occur from and after January 1, 2029, with any royalties in excess of $12.0 million reverting to the Company; and, (iv) $18.0 million of the sales based milestone due pursuant to the existing license with Alexion.

The Company is also eligible to receive a $12.0 million milestone payment under the Ultomiris Agreement if Ultomiris sales exceed certain target levels during the period July 1, 2023 through June 30, 2024.
Pursuant to the Monjuvi Agreement and subject to the Company's existing license with MorphoSys, in exchange for an upfront payment of $22.5 million, OMERS has acquired the right to receive up to $29.25 million in royalties on sales related to Monjuvi® /Minjuvi® that occur from July 1, 2023,with any royalties in excess of $29.25 million reverting to the Company. The Company is also eligible to receive any potential milestones that are due under its MorphoSys Agreement.
The Company will evaluate the financial reporting and income tax consequences of the royalty sales transactions in connection with its financial reporting for the year ended December 31, 2023.

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
Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and biotherapeutic drug candidates with improved properties and function, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we developed an antibody scaffold to rapidly create novel bispecific antibodies that bind two different targets simultaneously, creating entirely new biological mechanisms. Other applications of our Fc technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three medicines developed with our Fc technologies have been marketed by our partners and have generated royalty revenues for us, which partially offset our internal development costs.
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
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and other solid tumor types. We are conducting a Phase 2 study of vudalimab in patients with mCRPC, as a monotherapy or in combination with chemotherapy or a PARP inhibitor depending on the tumor’s molecular subtype. We are also conducting a second Phase 2 study in patients with clinically-defined high-risk mCRPC; cohorts for patients with advanced gynecologic malignancies are closed to enrollment, and we do not intend further development in advanced gynecologic malignancies. We plan to evaluate vudalimab as a first-line treatment in patients with locally advanced or metastatic non-small cell lung cancer, and we anticipate initiating the study by the end of 2023.
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
XmAb541 (CLDN6 x CD3): XmAb541 is a bispecific antibody that targets Claudin-6 (CLDN6) and CD3. CLDN6 is a tumor-associated antigen in ovarian cancer. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are currently completing IND-enabling activities, and we plan to submit an investigational new drug (IND) application for XmAb541 in 2023.
XmAb104 (PD-1 x ICOS): We do not intend further internal development of XmAb104. Emerging data from the Phase 1 study of XmAb104 did not meet prespecified criteria for advancing the program. We will continue to support patients currently enrolled and being treated. We anticipate spending on XmAb104 to decline throughout 2023 and 2024.
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
XmAb306/RG6323 (IL15/IL15Rα-Fc Cytokine): XmAb306 is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we have been co-developing this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab in patients with advanced solid tumors. Genentech has initiated two additional Phase 1 studies, evaluating XmAb306 in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody). We have exercised our right under the Genentech agreement to convert our co-development arrangement and sharing of profits and losses into a royalty arrangement.
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
In April 2023, we presented emerging data from research-stage engineered CD28 bispecific antibodies targeting the solid tumor antigens CEACAM5, ENPP3, mesothelin, STEAP1 and Trop-2 in a poster at the American Association for Cancer Research (AACR) Annual Meeting. We anticipate submitting an IND application for a second wholly-owned CD28 bispecific antibody in 2024.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is co-marketed by Incyte and MorphoSys under the brand name Monjuvi in the U.S. and is marketed by Incyte under the brand name Minjuvi in the E.U. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of MorphoSys AG. We earned $6.6 million in estimated royalties from MorphoSys for the nine months ended September 30, 2023.
In November 2021, we entered into an agreement with Zenas BioPharma (Cayman) Limited (Zenas), to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. In January 2023, Zenas initiated a Phase 3 study of obexelimab in an autoimmune disease and dosed their second patient in April 2023. We received additional preferred stock in Zenas as a development milestone in the second quarter of 2023. The additional preferred stock has a fair market value of $10.0 million, and we recorded the milestone payment as revenue for the nine months ended September 30, 2023.
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
Xaluritamig (AMG 509) is a STEAP1 x CD3 2+1 bispecific antibody that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for

STEAP1 expressing cells. Amgen is currently enrolling patients in a Phase 1 study of AMG 509 in patients with mCRPC. In October 2023 at the European Society for Medical Oncology (ESMO) Congress, encouraging interim clinical results from the study were presented during an oral proffered paper session, validating the potential of the XmAb 2+1 format.
In November 2020, we entered into an agreement with Janssen, focused on the discovery of XmAb bispecific antibodies against CD28, an immune co-stimulatory receptor on T cells, and an undisclosed prostate tumor target, for potential treatment of patients with prostate cancer. In the third quarter, Janssen submitted an IND for a bispecific candidate developed under the agreement, and we received a $7.5 million milestone. Janssen intends to initiate a Phase 1 study for this candidate in 2023 or early 2024.
In October 2021, we entered into a second collaboration agreement with Janssen to create and characterize CD28 bispecific antibody candidates against B-cell targets. In the third quarter, Janssen submitted a CTA for a bispecific candidate developed under the collaboration, and we received a $7.5 million milestone. Janssen intends to initiate a Phase 1 study for this candidate in 2023 or early 2024.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS) and for certain patients with generalized myasthenia gravis (gMG). Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. In May 2023, Ultomiris was approved in the EU and Japan for the treatment of certain adult patients with neuromyelitis optica spectrum disorder (NMOSD). In the third quarter, we earned a $20.0 million sales milestone for achieving certain commercial sales levels of Ultomiris. We earned a total of $53.4 million in milestone and royalties from Alexion for the nine months ended September 30, 2023.
In March 2020, we entered into an agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies Vir investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab (VIR-7831) for the treatment of mild-to-moderate COVID-19 in high-risk adults and pediatric patients; in the first quarter of 2022, the FDA deauthorized sotrovimab in treating patients with COVID-19. In December 2021, the EU granted a temporary authorization for sotrovimab, and several other countries have also provided temporary or conditional authorizations for its use. As the COVID 19 virus has mutated, our royalty revenue from the sales of sotrovimab has diminished significantly and future revenue from this license are expected to continue to decline. We earned $1.5 million in royalties from Vir for the nine months ended September 30, 2023.
In January 2020, we entered into a Technology License Agreement with Gilead Sciences, Inc. (Gilead) in which we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for antibody candidates. In the third quarter, Gilead initiated a Phase 2 study with two antibody candidates developed with our Fc technologies, and we received $6.0 million in milestones.
In August 2020, we entered into a Technology License Agreement with Omeros Corporation (Omeros) in which we provided Omeros a non-exclusive license to our Xtend Fc technology. In the third quarter, Omeros initiated a Phase 2 study with a candidate that incorporates our technology, and we received a $5.0 million milestone.
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
As of September 30, 2023, we had an accumulated deficit of $445.3 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,
	2023	2022	Change
Revenues:
Research collaboration	$(1.3)	$0.1	$(1.4)
Milestone	46.0	—	46.0
Royalties	14.5	27.2	(12.7)
Total revenues	59.2	27.3	31.9
Operating expenses:
Research and development	64.9	53.3	11.6
General and administrative	12.5	12.4	0.1
Total operating expenses	77.4	65.7	11.7
Other income (expense), net	(6.0)	6.7	(12.7)
Loss before income tax expense	(24.2)	(31.7)	7.5
Income tax expense	—	1.1	(1.1)
Net loss	$(24.2)	$(32.8)	$8.6

Revenues
Revenues for the three months ended September 30, 2023 are primarily from royalty and milestone revenue from Alexion, and milestone revenue from Janssen, Gilead and Omeros. Based on updated information regarding our measure of progress in completing research activities, we effected a change in estimate under ASC 606 which resulted in adjusted research revenue for the three months ended September 30, 2023. Revenues for the three months ended September 30, 2022 are primarily royalty revenue from Alexion and Vir.
Research and Development Expenses
The following tables summarize our research and development expenses for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,
	2023	2022	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$3.5	$6.4	$(2.9)
XmAb819 (ENPP3 x CD3)	4.0	2.5	1.5
XmAb541 (CLDN6 X CD3)	5.0	1.7	3.3
Total CD3 programs	12.5	10.6	1.9

XmAb808 (B7-H3 x CD28)	4.0	3.9	0.1

Tumor micro environment (TME) activator programs:
Vudalimab	10.1	5.5	4.6
XmAb104	6.7	5.2	1.5
Total TME activators programs	16.8	10.7	6.1

Subtotal bispecific programs	33.3	25.2	8.1

Cytokine programs:
XmAb306/RG6323 programs*	5.3	4.1	1.2
XmAb564	6.4	4.5	1.9
XmAb662 (IL-12-Fc)	2.9	5.4	(2.5)
Total cytokine programs	14.6	14.0	0.6

Other, research and early stage programs	15.3	8.4	6.9

Wind down costs of terminated programs (1)	1.7	5.7	(4.0)

Total research and development expenses	$64.9	$53.3	$11.6
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Three Months Ended September 30,
	2023	2022	Change
External research and development expenses	$33.2	$25.5	$7.7
Internal research and development expenses	23.3	19.8	3.5
Stock based compensation	8.4	8.0	0.4
Total research and development expenses	$64.9	$53.3	$11.6
Research and development expenses increased by $11.6 million for the three months ended September 30, 2023 over the same period in 2022 primarily due to increased spending on our vudalimab and XmAb541 programs, and other research and early development stage programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,
	2023	2022	Change
General and administrative	$12.5	$12.4	$0.1
General and administrative expenses increased by $0.1 million for the three months ended September 30, 2023 over the same period in 2022.
Other Income (Expense), Net
Other income (expense), net was ($6.0) million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively. Other expense, net for the three months ended September 30, 2023 consists of unrealized loss on equity investments in excess of interest income earned on investments, while other income, net for the same period in 2022 consist primarily of unrealized gain recognized from the change in fair value of our equity investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022	Change
Revenues:
Research collaboration	$21.1	$2.1	$19.0
Milestone	61.0	5.0	56.0
Royalties	41.5	135.9	(94.4)
Total revenues	123.6	143.0	(19.4)
Operating expenses:
Research and development	189.4	148.1	41.3
General and administrative	37.9	34.7	3.2
Total operating expenses	227.3	182.8	44.5
Other expense, net	(3.3)	(2.2)	(1.1)
Loss before income tax expense	(107.0)	(42.0)	(65.0)
Income tax expense	—	1.1	(1.1)
Net loss	$(107.0)	$(43.1)	$(63.9)
Revenues
Revenues for the nine months ended September 30, 2023 are primarily from research revenue from our second collaboration with Janssen, royalty and milestone revenue from Alexion, and milestone revenue from Janssen, Omeros, Gilead and Zenas. Revenues for the nine months ended September 30, 2022 are primarily from milestone revenue from Astellas and royalty revenue from Alexion, MorphoSys, and Vir.

Research and Development Expenses
The following tables summarize our research and development expenses for the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$13.2	$13.6	$(0.4)
XmAb819 (ENPP3 x CD3)	13.2	8.1	5.1
XmAb541 (CLDN6 X CD3)	15.7	4.0	11.7
Total CD3 programs	42.1	25.7	16.4

XmAb808 (B7-H3 x CD28)	12.1	12.9	(0.8)

Tumor micro environment (TME) activator programs:
Vudalimab	27.2	16.5	10.7
XmAb104	19.4	17.0	2.4
Total TME activators programs	46.6	33.5	13.1

Subtotal bispecific programs	100.8	72.1	28.7

Cytokine programs:
XmAb306/RG6323 programs*	9.8	11.9	(2.1)
XmAb564	18.7	11.3	7.4
XmAb662 (IL-12-Fc)	9.9	12.6	(2.7)
Total cytokine programs	38.4	35.8	2.6

Other, research and early stage programs	44.2	20.7	23.5

Wind down costs of terminated programs (1)	6.0	19.5	(13.5)

Total research and development expenses	$189.4	$148.1	$41.3
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Nine Months Ended September 30,
	2023	2022	Change
External research and development expenses	$86.0	$66.5	$19.5
Internal research and development expenses	77.6	58.2	19.4
Stock based compensation	25.8	23.4	2.4
Total research and development expenses	$189.4	$148.1	$41.3
Research and development expenses increased by $41.3 million for the nine months ended September 30, 2023 over the same period in 2022 primarily due to increased spending on our new development programs including XmAb541, and spending on our vudalimab, XmAb819, XmAb564, and other research and early stage programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in millions):

	Nine Months Ended September 30,
	2023	2022	Change
General and administrative	$37.9	$34.7	$3.2
General and administrative expenses increased by $3.2 million for the nine months ended September 30, 2023 over the same period in 2022 primarily due to increased facility expenses, general and administrative staffing, and additional spending on professional fees.
Other Expense, Net
Other expense, net was $3.4 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively. Other expense, net for the nine months ended September 30, 2023 consists of unrealized loss recognized from the change in fair value of our equity investments, partially offset by interest income earned on investments, while other expense, net for the same period in 2022 consists primarily of unrealized loss recognized from the change in fair value of our equity investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(96,095)	$48,916	$(145,011)
Investing activities	$92,065	$(144,273)	$236,338
Financing activities	$3,199	$4,531	$(1,332)
Net decrease in cash	$(831)	$(90,826)	$89,995
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2023 was $96.1 million, while cash provided by operating activities for the nine months ended September 30, 2022 was $48.9 million. The increase in cash used in operating activities is primarily due to lower royalty revenue recognized and increased research and development expenses in the nine months ended September 30, 2023.

Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities represents net proceeds from the exercise of stock options and purchase of ESPP for the nine months ended September 30, 2023 and September 30, 2022, respectively. The proceeds received from option exercises decreased by $1.4 million.
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.
As of September 30, 2023, we had $541.4 million of cash, cash equivalents, receivables, and marketable debt securities compared to $613.5 million as of December 31, 2022. The amounts at September 30, 2023 exclude the $215.0 million in proceeds received in November 2023 pursuant to the two royalty purchase agreements. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
On February 27, 2023, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC, now Leerink Partners (Leerink), pursuant to which we may issue and sell from time to time, at our option, up to an aggregate of $200 million of shares of common stock, $0.01 par value per share, of the Company through Leerink as sales agent. The issuance and sale of these shares by Xencor will be pursuant to a sales agreement prospectus filed with the Securities and Exchange Commission (SEC) on February 27, 2023 pursuant to our shelf registration statement on Form S-3ASR (Registration no. 333-2700030) filed with the SEC on February 27, 2023.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, including the $215.0 million proceeds received in November from the two royalty purchase agreements, we expect that our existing cash, cash equivalents, marketable securities, and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2027. We have based these estimates on assumptions that may prove to be wrong which would cause us to use our capital resources sooner than we currently expect.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended September 30, 2023.
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.
Subsequent Events
On November 3, 2023, the Company received $215.0 million from a sale of royalties and milestones related to Ultomiris and Monjuvi to OMERS. The sales were completed pursuant to Royalty Agreements for sale of the royalty assets the Company acquired under its existing collaborations with Alexion and MorphoSys.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2023.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Beginning March 17, 2020, a majority of our business, accounting and financial reporting employees began working remotely due to the COVID-19 pandemic. Since that time, we have not experienced any material impact to our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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
Item 5. Other Information

(a) Amendments to Executive Agreements

On November 7, 2023 the Company entered into an Employment Agreement Addendums with each of its Chief Development Officer Nancy Valente and its General Counsel, Celia Eckert. Each Addendum provides a detailed definition of the term Change in Control in order to make it consistent with other executive agreements of the Company and also provides each executive with 12-month severance pay and benefits in the event the executive has the right to terminate her employment for good reason. This description is qualified in its entirety by the Employment Agreement Addendums which are filed herein as Exhibits 10.1 and 10.2.

(c) 10b5-1 Plans

On August 7, 2023, A. Bruce Montgomery, a member of our Board of Directors, adopted a rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 27,507 shares of the Company's common stock until August 9, 2024.

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

10.1	Executive Employment Agreement Addendum dated November 7, 2023 by and between the Company and Celia Eckert.

10.2	Executive Employment Agreement Addendum dated November 7, 2023 by and between the Company and Nancy Valente.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 7, 2023