Form 10-K
period 2023-12-31
Xencor Inc
filed 2024-02-29
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
__________________________________________________________
Commission file number: 001-36182
Xencor, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1622502 (I.R.S. Employer Identification No.)
465 North Halstead Street, Suite 200, Pasadena, CA (Address of Principal Executive Offices)	91107 (Zip Code)
(626) 305-5900
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	XNCR	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 was $1,502,093,347.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 15, 2024 was 61,120,272.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

Xencor, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

The Xencor logo is a trademark of Xencor, Inc. XmAb and Proteins by Design are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:
•the effects of inflation on our financial condition, results of operations, cash flows and performance;
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

Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and other serious diseases, who have unmet medical needs. We use our protein engineering capabilities to increase our understanding of protein structures and interactions and to design new technologies and XmAb® drug candidates with improved properties. We advance these candidates into clinical-stage development, where we are conducting Phase 1 and Phase 2 studies for a broad portfolio of programs, to determine which programs we advance into later stages of development and potentially commercialization, which programs we partner to access complementary resources to optimize development, and which programs we terminate.
Our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and control antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered XmAb Fc domains can be readily substituted for natural Fc domains.
Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we have developed an antibody scaffold to rapidly create novel multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three marketed XmAb medicines have been developed with our protein engineering technologies.
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
Our Strategy
Our goal is to become a leading biopharmaceutical company that develops and commercializes engineered biologic medicines to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:
1.Advance the development of our XmAb antibody programs for oncology and other serious diseases. Our modular bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development for ourselves and our partners. We and our partners are enrolling patients in multiple clinical studies to evaluate our candidates.
2.Build and manage a diversified portfolio of XmAb drug candidates. We advance multiple XmAb drug candidates into early stages of clinical development and evaluate data from studies in managing our portfolio of candidates. Based on the evaluation of emerging data and the competitive environment for such portfolio programs, we make additional investments in those candidates that demonstrate encouraging proof of concept, partner certain drug candidates to third-party biotechnology and pharmaceutical companies, and stop development of some candidates due to emerging data and resource allocation across our pipeline.
3.Leverage our protein engineering capabilities, XmAb Fc domains, and XmAb drug candidates with partnerships, collaborations, and licenses to generate revenue streams, create new drug candidates and combination treatments, and identify new indications for our pipeline of drug candidates.
Generate revenue streams. The plug-and-play nature of our Fc technologies and our ability to generate multiple drug candidates efficiently provides us opportunities to generate revenue from licensing and collaboration arrangements. In 2023, we received total proceeds of $111.7 million in upfront payments, milestone payments and royalties from such arrangements. We also received $215.0 million for the sale of a portion of our royalties due to us under our Alexion and MorphoSys agreements, as defined and discussed below.
Create new XmAb drug candidates and investigate novel combination therapies. We seek to leverage our XmAb Fc domains and protein engineering capabilities with partners to create novel XmAb drug candidates, and to evaluate our XmAb drug candidates in combination with other therapeutic agents, when applicable.
Identify new indications for our pipeline of drug candidates.
4.Broaden the functionality of our XmAb Fc technology platforms. We are conducting further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb Fc technology platforms. We use the modularity of our XmAb bispecific Fc domains to engineer XmAb drug candidates in a variety of structural formats.
5.Continue to expand our patent portfolio protecting our Fc technologies and XmAb drug candidates. We seek to expand our intellectual property estate and protect our proprietary Fc technologies, our development programs, and XmAb drug candidates by filing and prosecuting patents in the United States and other countries. Where appropriate, we will seek expansion and extension of patents issued for our product candidates and for partnered product candidates that incorporate our Fc technologies.
XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats
Our modular approach to protein engineering is a distinguishing feature of our Fc technologies. This inherent flexibility enables us to design multiple XmAb drug candidates with distinct and novel mechanisms-of-action and to seek out new applications of the XmAb Bispecific Fc Domain. Our business, research, and clinical efforts are to develop and advance our Fc technologies and our portfolio of XmAb drug candidates in oncology and other serious diseases.
CD3 candidates: CD3 T cell engaging bispecific antibodies are designed to redirect T cells to tumor cells through the engagement of an antigen on tumor cells and CD3, an activating receptor on T cells.
We have significantly expanded the potential of our CD3 T cell engagers with the multi-specific XmAb 2+1 bispecific antibody format, utilizing two identical tumor targeting domains and one CD3 targeting domain. The affinities for antigen binding are engineered to enable selective engagement and killing of high antigen-expressing tumor cells over low antigen-expressing normal cells. In preclinical models, XmAb 2+1 bispecific antibodies bound preferentially to tumor cells compared to normal cells and effectively recruited T cells to kill tumor cells selectively. We believe that these properties will be particularly important when developing bispecific antibodies against many solid tumor targets, where standard monovalent targeting of tumor antigens could lead to poor tolerability because such targets are often expressed on a range of normal tissues, including critical organs. Our XmAb819 and XmAb541 CD3 candidates have been designed using our CD3 2+1 format.
CD28 candidates: T cells in the tumor microenvironment require both T cell receptor (TCR) and co-stimulatory receptor engagement to achieve full activation. CD28 is a key immune co-stimulatory receptor on T cells; however, the ligands that activate T cells through CD28 are often not expressed on tumor cells. Targeted CD28 T cell engaging bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. Our XmAb808 CD28 candidate has been engineered to provide selective CD28 co-stimulation of T cells, activating them when bound to tumor cells.
TME activator candidate: Our tumor microenvironment (TME) activator candidate, vudalimab, has been designed to promote tumor-selective T-cell activation by targeting multiple checkpoints. Vudalimab also incorporates our Xtend™ technology for longer half-life.
Cytokine candidates: Our engineered novel cytokine candidates are fusions of XmAb Bispecific Fc Domains and immune signaling proteins. Our cytokine candidates efbalropendekin alfa (XmAb306), XmAb564 and XmAb662 have been designed with reduced potency to improve therapeutic index and with our Xtend technology for longer half-life.

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
Approved or Authorized Medicines Engineered with XmAb Fc Domains
Currently three medicines that have been developed with our XmAb Fc domains are now marketed or made available by our partners. These medicines generated $49.5 million in royalty revenue for us in 2023, which has partially offset our internal development costs.
•Sotrovimab: Vir Biotechnology, Inc. and its partner GSK have made available sotrovimab, an antibody that targets the SARS-CoV-2 virus, which in May 2021 received an emergency use authorization (EUA) from the United States Food and Drug Administration (FDA) for the early treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. In March 2022, the FDA deauthorized sotrovimab’s use in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. Sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19 in more than 30 countries. Sotrovimab incorporates our Xtend Fc domain for longer duration of action. Xevudy is a registered trademark of GSK.
•Ultomiris® (ravulizumab-cwvz): Alexion’s Ultomiris is approved in the U.S., Europe, and Japan for the treatment of certain patients with paroxysmal nocturnal hemoglobinuria (PNH), certain patients with atypical hemolytic uremic syndrome (aHUS) and certain patients with generalized myasthenia gravis (gMG). In May 2023, Ultomiris was approved in the EU and Japan for the treatment of certain adult patients with neuromyelitis optica spectrum disorder (NMOSD). Alexion is also evaluating Ultomiris in a broad late-stage development program across additional hematology and neurology indications. Alexion used our Xtend™ Fc Domain to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®.
•Monjuvi® (tafasitamab-cxix): In 2020, the FDA approved Monjuvi under accelerated approval. Monjuvi is a humanized Fc-modified CD19 targeting immunotherapy indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for autologous stem cell transplantation (ASCT). In addition to its approved indication, tafasitamab is being evaluated as a therapeutic option in ongoing pivotal trials for first-line DLBCL, relapsed or refractory follicular lymphoma (FL) and relapsed or refractory marginal zone lymphoma (MZL). Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Monjuvi® and Minjuvi® are registered trademarks of Incyte.

Drug Candidates in Clinical Development
There are currently 22 clinical-stage drug candidates or marketed medicines that have been developed with one or more of our XmAb technologies.
A partner is also advancing a drug candidate that incorporates our DN-TNF technology.

Wholly Owned	Co-developed with Partners	Developed by Partners	Marketed by Partners
Vudalimab	Plamotamab	Obexelimab	Ultomiris*
XmAb819		Teropavimab and zinlirvimab	Monjuvi*
XmAb808		Tobevibart (VIR-3434)	Sotrovimab
XmAb564		Xaluritamig (AMG 509)
XmAb662		Efbalropendekin alfa**
XmAb541 (IND open)		ASP2138
Novartis antibody
AIMab7195
Xpro1595/INB03
OMS906
JNJ-9401
JNJ-1493
*Alexion and Incyte are conducting additional Phase 3 studies in new indications with these candidates.
** Beginning in June 2024, our collaboration regarding efbalropendekin alfa will convert from a cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement in which Genentech will assume full responsibility for development of the program.
We are also supporting an investigator sponsored trial evaluating vibecotamab (CD123 x CD3).
We regularly evaluate our portfolio of candidates and make additional investments in candidates with promising early-stage clinical data, partner out other candidates, and stop development of candidates where early clinical data does not support further investment by us. During 2023:
•We initiated a Phase 1b/2 study of vudalimab in combination with chemotherapy, as a first-line treatment in patients with advanced non-small cell lung cancer;
•We initiated a Phase 1 study for our XmAb662 program;
•We submitted an investigational new drug (IND) application for our XmAb541 program;
•We stopped development of the XmAb104 program, and we also closed gynecologic tumor cohorts in the Phase 2 vudalimab monotherapy study due to the rapidly changing competitive environment in these indications; and
•We appointed Nancy Valente, M.D., as our Chief Development Officer, a role in which she is responsible for leading our clinical and medical strategy and execution.
XmAb Bispecific Antibody Drug Candidates in Clinical Development
Currently, 10 XmAb bispecific antibody drug candidates are in active clinical development internally or with our partners:
•Three candidates are wholly owned and are being evaluated by us in Phase 2 or Phase 1 studies; one wholly owned candidate has an open IND and is pending Phase 1 study initiation;
•One candidate is being co-developed with partners; and

•Five additional candidates are being advanced by partners.
Additional candidates are advancing through the preclinical stages of development. XmAb bispecific antibody drug candidates in clinical development include:
Wholly Owned Development Candidates
1.Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, and is designed to promote tumor-selective T-cell activation. Data from a Phase 1 study that enrolled heavily pretreated patients with multiple solid tumor types indicated that vudalimab was generally well-tolerated with encouraging clinical activity. We continue to develop vudalimab for patients with metastatic castration-resistant prostate cancer (mCRPC) and patients with locally advanced or metastatic non-small cell lung cancer. We are conducting two Phase 2 clinical studies of vudalimab in patients with mCRPC, a study of vudalimab as a monotherapy in the clinically defined high-risk patient population and a study of vudalimab in combination with chemotherapy, in the aggressive variant patient population. In the Phase 2 monotherapy study, vudalimab has been generally well tolerated and associated with response to treatment in multiple patients who have visceral or lymph node metastases.We are also conducting a Phase 1b/2 study evaluating vudalimab as a first-line treatment in patients with locally advanced or metastatic non-small cell lung cancer.
2.XmAb819 is a first-in-class ENPP3 x CD3 XmAb 2+1 bispecific antibody that we are developing for patients with renal cell carcinoma (RCC). The XmAb 2+1 multivalent format enables greater selectivity for ENPP3 expressing tumor cells compared to normal cells, which also express ENPP3 at lower levels. We are conducting a Phase 1 study evaluating XmAb819 in patients with advanced clear cell RCC.
3.XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific antibody designed to bind to the broadly expressed tumor antigen B7-H3, and selectively to the CD28 T-cell co-receptor only when bound to tumor cells, which was demonstrated in in vitro studies. In vivo studies further demonstrated strong potentiation of checkpoint and CD3 cytotoxic activity. We are conducting a Phase 1 study of XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
4.XmAb541 is a Claudin-6 (CLDN6) x CD3 XmAb 2+1 bispecific antibody that we are developing for patients with ovarian cancer and other solid tumor types. The XmAb 2+1 multivalent format enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. The investigational new drug (IND) application for XmAb541 has been allowed to proceed by the FDA, and we plan to initiate a Phase 1 study in the first half of 2024.
Candidates Co-Developed with Partners
5.Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. In October 2021, we entered into a global collaboration and license agreement with Janssen Biotech, Inc. (Janssen), a Johnson & Johnson company, to advance plamotamab and XmAb CD28 bispecific antibody combinations for the treatment of patients with B-cell malignancies (2021 J&J collaboration). J&J received worldwide exclusive development and commercial rights to plamotamab, and we are collaborating with J&J on further clinical development of plamotamab, with us paying 20% of costs. We conducted a Phase 1 study of plamotamab in patients with non-Hodgkin's lymphomas. Results from the expansion portion of the study indicate that intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients at the recommended Phase 2 intravenous dose. In 2023, we completed enrolling patients in subcutaneous dose escalation cohorts of this study.
Candidates Advanced by Partners
6.Xaluritamig (AMG 509) is a STEAP1 x CD3 2+1 bispecific antibody that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Amgen is completing patient enrollment in the dose expansion portion of a Phase 1 study of xaluritamig in patients with mCRPC. In October 2023, at the European Society for Medical Oncology (ESMO) Congress, encouraging interim clinical results from the study were presented during an oral proffered paper session, validating the potential of the XmAb 2+1 format. Amgen is planning two additional Phase 1 studies of xaluritamig to evaluate preliminary efficacy and safety in patients with early prostate cancer.

7.ASP2138 is a Claudin-18.2 x CD3 2+1 bispecific antibody that our partner Astellas is advancing for the treatment of patients with gastric, gastroesophageal and pancreatic cancers and is currently being evaluated in a Phase 1 study. The XmAb 2+1 multivalent format enables higher binding capability for Claudin-18.2 expressing cells.
8.JNJ-9401 is a PSMA x CD28 bispecific antibody that J&J is advancing for the treatment of patients with prostate cancer and is currently being evaluated in a Phase 1 study. JNJ-9401 was developed with J&J under our 2020 collaboration.
9.JNJ-1493 is a B-cell x CD28 bispecific antibody that J&J is advancing for the treatment of patients with B-cell malignancies and is currently being evaluated in a Phase 1 study. JNJ-1493 was developed with J&J under our 2021 collaboration.
10.Novartis XmAb undisclosed antibody candidate. Novartis is evaluating an undisclosed antibody drug candidate that was developed with our bispecific Fc technology under our collaboration with them.
Cytokine Drug Candidates in Clinical Development
Currently, 3 XmAb cytokine drug candidates are in active clinical development internally or with our partners, which include:
1.Efbalropendekin alfa (XmAb306/RG6323) is a potency-reduced IL15/IL15-receptor alpha complex fused to our bispecific Fc domain (IL15/IL15Rα-Fc). We are co-developing the program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of XmAb306 as a single agent and in combination with atezolizumab in patients with advanced solid tumors and is also conducting Phase 1 studies, evaluating XmAb306 in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody). In the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech will assume sole responsibility over all clinical, regulatory and commercial activities. Under the amended agreement, we will be eligible for up to $600 million in milestones and tiered royalties on approved products ranging from low double-digit to mid-teens percentages.
2.XmAb564 is a monovalent, potency-reduced interleukin-2 Fc (IL-2-Fc) fusion protein, engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. In a Phase 1a clinical study of XmAb564, a single dose of XmAb564, administered subcutaneously in healthy volunteers, was well tolerated and generated durable, dose-dependent and selective expansion of Tregs. We have been conducting a randomized, double-blind, placebo-controlled Phase 1b clinical study to evaluate the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients with atopic dermatitis or psoriasis. We plan to conclude the Phase 1b study in the first half of 2024 and pause further development of XmAb564 until after assessment of future data from competitor programs in this class and review of safety and biomarker data in the Phase 1b study.
3.XmAb662 is a potency-reduced interleukin-12 Fc (IL12-Fc) fusion protein engineered to increase anti-tumor activity and immunogenicity in the tumor microenvironment by promoting high levels of interferon gamma secretion from T cells and NK cells. In preclinical testing, our engineered IL12-Fc fusions demonstrated an improved pharmacokinetic profile and therapeutic window compared to a native IL12-Fc fusion, with superior exposure, a more gradual dose response and more sustained interferon gamma response. XmAb662 demonstrated significant anti-tumor activity, along with increases in NK cells, T cells, serum IP-10 and interferon gamma, which were further enhanced when combined with an anti-PD-1 antibody. We have been conducting a Phase 1 study to evaluate XmAb662 in patients with advanced solid tumors. We plan to conclude the Phase 1 study in the first half of 2024 and pause further development of XmAb662 until after assessment of future data from competitor programs in this class and review of safety and biomarker data in the Phase 1 study.
Xtend and Cytotoxic Fc Drug Candidates in Clinical Development
Currently, two drugs engineered with our Xtend Fc Domain and one drug we engineered with our XmAb Cytotoxic Fc Domain are marketed commercially by partners. In addition to these approved drugs, our partners are advancing multiple clinical-stage programs with antibodies engineered with Xtend and/or Cytotoxic Fc Domains, including:
•Vir Biotechnology, Inc.: Vir is advancing tobevibart (VIR-3434) in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection and in a Phase 2 combination study as a potential treatment for patients with hepatitis Delta virus infection;
•Gilead Sciences, Inc.: Gilead is advancing teropavimab and zinlirvimab, two broadly neutralizing antibodies, in combination with lenacapavir, as a long-acting treatment for virologically suppressed people living with HIV;
•Omeros Corporation: Omeros is advancing multiple Phase 2 studies evaluating OMS906 for the treatment of patients with PNH and other alternative pathway disorders; and
•Our partners are conducting preclinical studies of additional drug candidates engineered with these XmAb Fc domains.
Other Clinical Stage Drug Candidates
•Obexelimab targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain, which is designed to inhibit the function of B cells, an important component of the immune system. In November 2021, we licensed this drug candidate to Zenas BioPharma, which is conducting a Phase 3 study in patients with immunoglobulin G4-related disease (IgG4-RD) and a Phase 2 study in patients with warm autoimmune hemolytic anemia (wAIHA).
•AIMab7195 (XmAb7195) uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood levels of IgE, which mediates allergic responses and allergic disease. In February 2020, we licensed this drug candidate to Aimmune Therapeutics, Inc., now a wholly owned subsidiary of Nestlé S.A., which is evaluating the candidate in clinical studies for allergic indications.
•Xpro1595 is a proprietary TNF inhibitor candidate which we licensed to INmune Bio, Inc., in October 2017. INmune is currently advancing Xpro1595 through clinical development for patients with Alzheimer’s disease and treatment-resistant depression.
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
Examples of arrangements we have entered with our partners include:
•Product Licenses: Johnson & Johnson, Genentech, Incyte Corporation, Nestlé S.A., Zenas BioPharma, Inc., INmune Bio, Inc.
•Novel Bispecific Antibody Collaborations: Johnson & Johnson, Astellas Pharma Inc., Amgen Inc., Novartis AG
•Technology Licensing Agreements: Alexion Pharmaceuticals, Inc., Vir Biotechnology, Inc., Gilead Sciences, Inc., Omeros Corporation, Astria Therapeutics, Inc.
•Strategic Collaborations: Caris Life Sciences
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

Janssen Biotech, Inc., a Johnson & Johnson company
In October 2021, we entered into an agreement with Janssen Biotech, Inc., a Johnson & Johnson company, to develop, manufacture, and commercialize plamotamab and to conduct research and development activities to discover novel CD28 bispecific antibodies against undisclosed B cell tumor targets. J&J will receive exclusive worldwide rights, subject to certain of our opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such CD28 bispecific antibodies.
Pursuant to the agreement, we are collaborating with J&J on further clinical development of plamotamab with J&J paying 80% and the Company paying 20% of costs. With respect to the CD28 bispecific antibody collaboration, we are generally responsible for conducting research activities, and J&J is generally responsible for all development, manufacturing, and commercialization activities for CD28 bispecific antibodies that are advanced.
In the first quarter of 2023, J&J selected a CD28 candidate that we developed under the collaboration for further development. In the third quarter of 2023, J&J exercised its option on two additional CD28 candidates that were developed under the agreement. In the fourth quarter of 2023, J&J initiated a Phase 1 study with a CD28 candidate that was developed under the agreement. In 2023, we received $30.0 million of milestones related to the CD28 collaboration, and we are eligible to receive additional milestone payments up to a total of $640.0 million, which include an aggregate of $139.4 million in development milestones and $240.6 million in regulatory milestones. For any CD28 bispecific antibodies approved, we are eligible to receive $260.0 million in sales milestones and tiered royalties in the high-single to low-double digit range on net sales.
Genentech
In February 2019, we entered into an agreement with Genentech to develop and commercialize novel IL-15 cytokine therapeutics that use our bispecific Fc technology, including efbalropendekin alfa (XmAb306), declared as a Collaboration Product under the agreement.
Under the current agreement, we are sharing in 45% of development and commercialization costs of Collaboration Products, and we are eligible to share in 45% of net profits and losses from the sale of approved products. However, in the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech will assume sole responsibility over all clinical, regulatory and commercial activities. Under the amended agreement, we are eligible to receive up to $600.0 million in milestones, including $115.0 million in development milestones, $185.0 million in regulatory milestones and $300.0 million in sales-based milestones and tiered royalties ranging from low double-digit to mid-teens percentages.
Incyte Corporation
In July 2020, the FDA approved Monjuvi® (tafasitamab-cxix) in combination with lenalidomide for treating certain patients with DLBCL, and the European Commission granted conditional marketing authorization to tafasitamab for treating certain patients with DLBCL, which is marketed as Minjuvi® in Europe, in August 2021. In 2010, we licensed exclusive worldwide rights to develop and commercialize tafasitamab (formerly MOR208 and XmAb5574) to MorphoSys AG. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab. Tafasitamab, which we engineered with an XmAb Cytotoxic Fc Domain, is the second XmAb medicine to be approved by the FDA.
In 2023, we earned royalties of $8.7 million on net sales. We are also eligible to receive up to $85.5 million in additional milestones for development of tafasitamab in additional oncology indications and $50.0 million in sales milestones across all indications. We are entitled to receive tiered royalties in the high-single digit to low-double digit percent range on net sales. Tafasitamab is marketed by Incyte under the brand name Monjuvi® in the U.S. and is marketed under the brand name Minjuvi® in Europe and Canada. In 2023, we sold a portion of the royalties due to us under the MorphoSys agreement for $22.5 million.
Nestlé S.A./Aimmune Therapeutics, Inc.
In February 2020, we granted Aimmune Therapeutics, Inc., an exclusive worldwide license to develop and commercialize XmAb7195, which was renamed AIMab7195. Aimmune was subsequently acquired by Nestlé S.A. We received an upfront payment, and we are eligible to receive development, regulatory and sales milestones and tiered royalties in the high-single to mid-teen percent range on net sales of approved products. Nestlé is responsible for all further development of AIMab7195.
INmune Bio, Inc.
In October 2017, we entered into an agreement with INmune Bio, Inc., for an exclusive license to our Xpro1595 drug candidate. In connection with the license, we received shares of INmune common stock.
We are also eligible to receive a percentage of sublicensing revenue received for Xpro1595 and royalties in the mid-single digit percentage range on the sale of approved products. INmune is currently conducting Phase 2 studies in early Alzheimer’s disease and treatment resistant depression.
Zenas BioPharma, Inc.
In November 2020, we entered into an agreement with Zenas BioPharma (Cayman) Limited, now Zenas BioPharma, Inc., (Zenas) to which we licensed the exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates for autoimmune disease: XmAb6755 (ZB002), XPro9523 (ZB004), and XmAb10171 (ZB003). These programs incorporate an Xtend Fc Domain, a Cytotoxic Fc Domain, or both. We received an equity interest in Zenas, and we will also receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.
In November 2021, we entered into a second agreement with Zenas to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. Zenas issued a warrant giving us the right to acquire additional Zenas equity, such that our total equity in Zenas would be 15% of its fully diluted capitalization following the closing of Zenas’ next round of equity financing, subject to certain requirements. In 2022, Zenas completed a financing transaction, and we received additional shares in Zenas in exchange for the warrant such that our total ownership is equal to 15% of the fully diluted outstanding shares of Zenas. We are eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercialization milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography. Zenas will have sole responsibility for advancing the research, development, regulatory and commercial activities of obexelimab worldwide. In 2023, Zenas initiated a Phase 3 study in patients with immunoglobulin G4-related disease (IgG4-RD) and a Phase 2 study in patients with warm autoimmune hemolytic anemia (wAIHA), and we received a milestone payment in additional equity in Zenas with a fair value of $10.0 million.
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
Janssen Biotech, Inc., a Johnson & Johnson company
In November 2020, we entered into an agreement, with J&J to develop XmAb bispecific antibodies against CD28 and a prostate tumor target, for the potential treatment of patients with prostate cancer. Under the agreement, we conducted research activities to develop CD28 bispecific drug candidates for further development by J&J.
Upon development of a bispecific candidate by J&J through proof of concept, the agreement provides us the right to opt-in to fund 20% of development costs and to perform up to 30% of detailing efforts in the U.S. If we exercise this right, we will be eligible to receive tiered royalties in the low-double digit to mid-teen digit percentage range.
We, along with J&J, have the right to access predefined agents from each other’s portfolios to evaluate potential combination therapies in prostate cancer, subject to certain limitations.
In 2021, J&J selected JNJ-9401, a PSMA x CD28 bispecific antibody developed under the agreement, for further development, and we received a milestone payment. In 2023, J&J submitted an IND and initiated a clinical trial, and we received another milestone payment. J&J is conducting a Phase 1 study evaluating JNJ-9401 in patients with mCRPC. In 2023, we received $17.5 million in milestones under the agreement, and we are eligible to receive an additional $139.4 million in development milestones in addition to tiered royalties on approved products ranging from high-single to low-double digit range as the program advances.
Astellas Pharma Inc.
In March 2019, we entered into an agreement with Astellas Pharma Inc., under which we applied our XmAb bispecific Fc technology to an antigen pair provided by Astellas and generated bispecific antibody candidates for further certain characterization and testing. Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.
Astellas selected ASP2138, a CLDN18.2 x CD3 XmAb 2+1 bispecific antibody developed under the collaboration, for further development and is conducting a Phase 1 study of ASP2138 in patients with gastric, gastroesophageal, and pancreatic cancers. We are eligible to receive an additional $232.5 million in milestones which include, $25.0 million in development milestones, $57.5 million in regulatory milestones and $150.0 million in sales milestones and tiered royalties from the high-single to low-double digit range as the program advances.
Amgen Inc.
In September 2015, we entered into an agreement with Amgen Inc. to develop and commercialize bispecific antibody product candidates using our proprietary XmAb bispecific Fc technology.
Amgen applied our XmAb bispecific Fc technology to create xaluritamig (AMG 509), a STEAP1 x CD3 XmAb 2+1 bispecific antibody. We have received a total of $60.5 million in upfront and milestone payments and are eligible to receive up to $255.0 million in future development, regulatory and sales milestone payments in total for xaluritamig and tiered royalties in the mid-to-high single digit percentage range on the sale of approved products.
Amgen is currently completing enrollment in a Phase 1 study of xaluritamig in patients with mCRPC. In October 2023 at the European Society for Medical Oncology (ESMO) Congress, encouraging interim clinical results from the study were presented during an oral proffered paper session, which we believe validates the potential of the XmAb 2+1 format. Amgen is planning two additional Phase 1 studies of xaluritamig to evaluate preliminary efficacy and safety in patients with early prostate cancer.
Novartis AG
In connection with our June 2016 agreement with Novartis, we applied our XmAb bispecific Fc technology to a target pair antibody selected by Novartis. Novartis is responsible for development and commercialization of the program. We are eligible to receive development, regulatory and sales milestone payments and royalties in the mid-single digit percent range on net sales of approved products. Novartis is evaluating an undisclosed XmAb bispecific antibody candidate.
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
Alexion Pharmaceuticals, Inc.
Ultomiris® (ravulizumab-cwvz) was the first antibody incorporating XmAb Fc technology to be approved by the FDA for commercial marketing. It is approved in the U.S. and multiple global markets for the treatment of certain patients with paroxysmal nocturnal hemoglobinuria (PNH), certain patients with atypical hemolytic uremic syndrome (aHUS) and certain patients with generalized myasthenia gravis (gMG). It is approved in the EU and Japan for the treatment of certain adult patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris is commercialized by Alexion Pharmaceuticals, Inc.
In 2013, we licensed Alexion the right to access our Xtend Fc domain, which Alexion used to develop an improved version of Alexion’s commercialized Soliris product. The Xtend technology increased the circulating half-life of Ultomiris by over three-fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris. We are eligible to receive a low-single digit percent royalty on the sale of approved products. During 2023, we recorded royalty revenue of $38.6 million and a $20.0 million sales milestone. In the fourth quarter of 2023, we sold a portion of the royalties due us under the Alexion agreement for $192.5 million.
Vir Biotechnology, Inc.
In March 2020, we entered into an agreement in which we provided Vir a non-exclusive license to our Xtend technology to extend the half-life of novel antibodies, including sotrovimab, that Vir has investigated as potential treatments for patients with COVID-19. Vir, along with alliance partner GSK, is responsible for all research, development, regulatory and commercial activities for COVID-19 antibodies, and we are eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. During 2023, we recorded royalty revenue of $2.2 million.
In August 2019, we entered into an agreement with Vir Biotechnology, Inc., in which we provided Vir a non-exclusive license to our Xtend technology for two targets in infectious disease. Tobevibart (VIR-3434) is being evaluated in a Phase 2 combination study as a potential treatment for patients with hepatitis B virus infection and in a Phase 2 combination study as a potential treatment for patients with hepatitis Delta virus infection.
Gilead Sciences, Inc.
In January 2020, we entered into an agreement with Gilead Sciences, Inc., in which we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for broadly neutralizing anti-HIV antibodies. Gilead is responsible for all development and commercialization activities. For each licensed antibody, we are eligible to receive up to $67.0 million in milestones, which includes $10.0 million in development milestones, $27.0 million in regulatory milestones, and $30.0 million in sales milestones. We are also eligible to receive royalties in the low-single digit percentage range on net sales of approved products. In 2023, Gilead initiated a Phase 2 study including two antibody candidates developed with our Fc technologies, teropavimab and zinlirvimab, and we received $6.0 million in milestone payments.
Omeros Corporation
In August 2020, we entered into an agreement with Omeros Corporation, in which we provided Omeros a non-exclusive license to our Xtend Fc technology, an exclusive license to apply our Xtend Fc technology to an initial identified antibody, OMS906, and options to apply our Xtend Fc technology to three additional antibodies. Omeros is responsible for all development and commercialization activities. In 2023, Omeros initiated a Phase 2 study of OMS906, a MASP-3 targeted antibody, in patients with PNH, and we received a $5.0 million milestone. We are eligible to receive up to an additional $60.0 million in development, regulatory and sales milestones and royalties in the mid-single digit percentage range on net sales of approved products.
Astria Therapeutics, Inc.
In May 2018, we entered into an agreement with Astria Therapeutics, Inc (formerly Quellis Biosciences, Inc.), in which we provided Astria a non-exclusive license to our Xtend Fc technology to apply to an identified antibody. Astria is responsible for all development and commercialization activities. Our upfront payment included common stock in Astria. In addition to equity shares in Astria, we are eligible to receive development, regulatory and sales milestones and we are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
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

Caris Life Sciences
In July 2022, we entered into a research discovery agreement with Caris Life Sciences (Caris). We received exclusive options to research, develop and commercialize products directed up to three targets. Caris received an upfront payment and will be eligible to receive licensing fees, discovery, development, regulatory and sales-based milestones and royalty payments on net sales of each product commercialized by us and future rights for molecular profiling and companion diagnostics for drug candidates developed under the collaboration. In December 2022, we expanded our Caris collaboration with a second agreement. We paid Caris an upfront payment and Caris is eligible for additional licensing fees, milestones and royalty payments on net sales of each product commercialized by us.
Technology License Agreement and Service Agreement with Gale Therapeutics Inc.
In the fourth quarter of 2023, we formed a subsidiary, Gale Therapeutics Inc. (Gale), to develop novel drug candidates that incorporate our XmAb technologies. In December 2023, we entered into a Technology License Agreement (Gale License Agreement) with Gale, in which Gale received an exclusive worldwide, royalty-bearing, non-transferable license to preclinical assets in exchange for royalties on future sales and an option on future drug candidates that Gale will develop. Concurrently, we entered into a Services Agreement (Gale Services Agreement) to provide research and development services and administrative support to Gale. In exchange for $7.5 million of funding, we acquired a majority stake in Gale.
Our Research and Development Pipeline
We have used our XmAb Fc platforms and protein engineering capabilities to produce a growing pipeline of drug candidates in clinical and preclinical development. These include multiple oncology candidates using our bispecific Fc domain. We continue to advance these candidates as additional options for clinical development by us or as out-licensing opportunities. We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our own proprietary technologies. These licenses may require us to pay upfront fees, development, and commercial milestone payments, and if commercial products are approved, royalties on net sales.
Human Capital Management
Our Employees and Commitment to Diversity, Equity, and Inclusion
Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting, retaining, and developing our employees. We seek and support a diverse population of employees without regard to race, gender or sexual orientation. As of December 31, 2023, we had 280 full-time employees, of which 231 were engaged in research and development activities, and 49 were engaged in business development, information systems, facilities, human resources, or administrative support. Of these employees, 68 hold Ph.D. degrees, and 9 hold M.D. degrees. None of our employees are represented by any collective bargaining unit. We believe we maintain good relations with our employees.
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2023, was 58% non-white and 57% women. In addition, as of December 31, 2023, women made up 33% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves.
In January 2024, in connection with re-prioritization of our development programs, we completed a reduction in force (RIF) affecting approximately 10% of the total employee headcount. The RIF was applied across all functional areas. As of February 1, 2024, we had 256 full-time employees.
We seek to provide human capital and employee health and safety policies that provide for the health, safety, and welfare of our employees. We continue practices that address the COVID-19 pandemic consistent with government guidelines to mitigate and prevent the spread of disease, such as masking, social distancing, providing hybrid work opportunities where possible, contact tracing, and encouraging vaccinations.
Compensation, Benefits, and Development
We provide compensation packages designed to attract, retain, and motivate high-quality employees. All of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent and that they are fair and equitable across our workforce with respect to gender, race, and other personal characteristics. All employees are eligible to participate in the Employee Stock Purchase Plan where they can purchase shares of our common stock at a discounted price. This plan, and our other equity compensation plans, assists us in building long-term relationships with our employees and aligns the interest of employees with stockholders. We also deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also dependent care, mental health, and other wellness benefits. In addition, we provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life.
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
Market Opportunity
Our wholly owned drug candidates that use the XmAb bispecific Fc domain, which we are actively advancing in clinical development, including vudalimab, XmAb819, XmAb808 and XmAb541: We are developing these bispecific antibody drug candidates to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the United States (U.S.). The American Cancer Society estimates that in 2024 there will be approximately 2.0 million new cases of cancer and approximately 611,720 deaths from cancer. The National Institutes of Health (NIH) has estimated that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2030 are projected to reach at least $245.6 billion.
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
Our patent estate, on a worldwide basis, includes over 1,500 issued patents and pending patent applications which we own, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage product candidates and our computational protein design methods and platforms. We also have a large number of issued patents and pending patent applications with claims directed specifically to our XmAb technology and candidates.

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
Third Party Vendors and Suppliers
Our internal research activities are focused on early research stage and preclinical activities and studies. We rely on third party vendors, suppliers and contractors for all other research, development and clinical activities. We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not relying on third parties for all of our manufacturing needs. We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of bispecific antibody and cytokine development candidates. We have used third party manufacturers for all our bispecific antibody and cytokine candidates which include: plamotamab, vudalimab, XmAb104, XmAb306, XmAb564, XmAb819 XmAb808, XmAb662 and, XmAb541. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.
KBI Biopharma, Inc.
In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our bispecific antibody and cytokine development candidates: plamotamab, vudalimab, XmAb104, XmAb306, XmAb564 and XmAb541 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60-day notice, or in the event of a bankruptcy of a party. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.
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

License Agreement with BIO-TECHNE
In April 2021, we entered into an agreement with BIO-TECHNE for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human Claudin-6 (CLDN6). We are using this protein in our XmAb541 drug candidate. Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development, regulatory and sales milestones, and royalties based on a percentage of net sales from products that are derived from the CLDN6 antibody. The royalty is less than 1%.
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
Patheon is currently manufacturing drug substance material for our XmAb819 program and drug product for our plamotamab program.
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
WuXi is currently manufacturing drug substance and drug product for our XmAb808 and XmAb662 programs.
Master Clinical Services Agreement with ICON Clinical Research Limited
In April 2016, we entered into a Master Clinical Services Agreement (ICON Agreement) with ICON Clinical Research Limited (ICON) which was amended in April 2021. Under the terms of the ICON Agreement, ICON and its affiliates will perform clinical trial services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The ICON Agreement may be terminated by either party for a breach by the other party that is not remedied within 30 days, or if the other party is subject to an insolvency event. Each party may terminate the ICON Agreement upon 30 days’ prior written notice to the other party for any reason, however such termination would not affect any ongoing project under the ICON Agreement. We may unilaterally terminate any project under the ICON Agreement upon 30 days’ prior written notice to ICON for any reason, subject to applicable close-out costs.
ICON is currently providing services to us in connection with ongoing Xencor-sponsored clinical trial that target oncology indications.
Master Services Agreement with Innovaderm Research, Inc.
In April 2022, we entered into a Master Services Agreement (Innovadrem Agreement) with Innovaderm Research, Inc. (Innovaderm). Under the terms of the Innovaderm Agreement, Innovaderm will perform clinical trial management and clinical development services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The Innovaderm Agreement may be terminated by either party for a breach upon 15 days' written notice, if such breach is not cured within 30 days. We may terminate the Innovaderm Agreement upon 30 days' written notice to Innovaderm for any reason; however, we will be obligated for any costs incurred through the cancellation date and any non-refundable and non-cancellable commitments incurred by Innovaderm.
Innovaderm is currently conducting clinical studies for our XmAb564 program.
Master Services Agreement with PPD Development, L.P.
In June 2015, we entered into a Master Services Agreement (PPD Agreement) with PPD Development, L.P.(PPD). Under the terms of the PPD Agreement, PPD will perform clinical trial management and clinical development services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The PPD Agreement may be terminated by either party for a breach upon 30 days' written notice, if such breach is not cured within 30 days. We may terminate the PPD Agreement upon 30 days' written notice to PPD for any reason; however, we will be obligated for any costs incurred through the cancellation date and any non-refundable and non-cancellable commitments incurred by PPD.
PPD is currently conducting clinical studies for our vudalimab program.
Master Services Agreement with Vetter Pharma International GmbH
In October 2020, we entered into a master services agreement (Vetter Agreement) with Vetter Pharma International GmbH (Vetter). We have engaged Vetter under the Vetter Agreement for clinical scale-up, analytical method development, formulation development, and other services related to manufacturing drug product for our bispecific antibody candidates vudalimab and XmAb541 in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The Vetter Agreement is for a eight-year term but is automatically extended on an annual basis until the services are completed. The Vetter Agreement may be terminated by either party for a breach that is not remedied within 60 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders Vetter unable to render services under the Vetter Agreement. For termination other than a material breach by Vetter, we must pay for all services conducted prior to the termination and to wind down the activities.
Vetter is currently manufacturing drug product for our vudalimab and XmAb541 programs.
Master Services Agreement with OncoBay Clinical, Inc.
In August 2023, we entered into a Master Services Agreement (OncoBay Agreement) with OncoBay Clinical, Inc. (OncoBay). Under the terms of the OncoBay Agreement, OncoBay will perform Contract Research Organization (CRO) services including clinical trial management and clinical development services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The OncoBay Agreement may be terminated by either party for a breach upon 30 days' written notice, if such breach is not cured within thirty (30) days. We may terminate the OncoBay Agreement upon 60 days' written notice to OncoBay for any reason; however, we will be obligated for any costs incurred through the cancellation date and any non-refundable and non-cancellable commitments incurred by OncoBay.
OncoBay is currently conducting clinical studies for our XmAb541 program.
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
We are developing bispecific antibody drug candidates engineered to direct cytotoxic T cell killing of solid tumor cells, by engaging the CD3 or CD28 receptor on T cells and an antigen on tumor cells. Other companies conducting clinical trials to evaluate CD3 or CD28 bispecific antibodies directed to antigens expressed on solid tumors include Amgen Inc.; Astellas Pharma Inc.; BioAtla, Inc.; CytomX Therapeutics, Inc.; Genmab A/S; Immunocore Holdings plc; Janux Therapeutics, Inc.; Johnson & Johnson; Regeneron Pharmaceuticals, Inc.; Roche Holding AG; and Takeda Pharmaceutical Co. Ltd. Other antibodies, antibody drug conjugates and cell therapies are in development or approved to treat patients with cancer.
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
Corporate Information
We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 465 North Halstead Street, Suite 200, Pasadena, CA, 91107, and our telephone number is (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
•Preliminary, interim, and topline data from our clinical trials that we announce or publish may change as more patient data become available that could result in material changes in the final data.
•Our business and results of operations could be adversely impacted by inflation.
2.Risks specifically related to our financial position, capital requirements and ownership of our common stock. These risks include:
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We may never be profitable.
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
•Raising additional funds through debt or equity financing may be dilutive and raising funds through licensing may require us to relinquish rights to our technology or product candidates.

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
•We rely on third-party manufacturers to manufacture our product candidates and provide supplies for our preclinical candidates. If any of our third-party manufacturers encounter problems or loss of drug material during production or otherwise fail to comply with their contractual obligations, the development of our product candidates could be delayed or stopped.
•Our existing partnerships are important to our business. If we are unable to maintain any of these partnerships, or if these partnerships are not successful, our business could be adversely affected.
•We rely upon third-party contractors, and service providers for the execution of most aspects of our development programs. Failure of these collaborators to provide services of a suitable quality and within acceptable timeframes may cause the delay or failure of our development programs.
5.Risks related to our industry. These risks include:
•Clinical trials are expensive and take years to conduct and the outcome of such clinical trials is uncertain. Clinical trials may fail to prove our product candidates are safe and effective.
•Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials and abandon product candidates.
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
Preliminary, interim, and topline data from our clinical trials that we announce or publish may change as more patient data become available that could result in material changes in the final data.
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
Our business and results of operations could be adversely impacted by inflation.
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
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2023, we incurred a net loss of $126.1 million and as of December 31, 2023, we had an accumulated deficit of $464.4 million. We expect to incur additional net losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition, and results of operations.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We may never be profitable.
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
As of December 31, 2023, we had $697.4 million in cash, cash equivalents, and marketable debt securities. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific antibody drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive, and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.
Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestones and royalty payments will be sufficient to fund our operations into 2027. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of our current product candidates or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
Based on information available to us as of December 31, 2023 our executive officers, management, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 64.8% of our voting stock.
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
Raising additional funds through debt or equity financing may be dilutive and raising funds through licensing may require us to relinquish rights to our technology or product candidates.
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
Pursuant to our 2023 equity incentive plan (2023 plan), subject to board approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of December 31, 2023, we had options to purchase 11,142,986 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors, and consultants, covering up to 19,434,971 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans.
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
New federal and state income tax legislation may affect our current and future income tax liabilities.
The TCJA changed the income tax treatment of research and development expenses which may result in additional federal and state tax liabilities. For tax years ended in December 31, 2022 and subsequent years, research and development costs must be capitalized and amortized over a period of years; this has resulted in additional federal tax expense and liabilities to us in 2022 and 2023. Currently, there is proposed legislation in Congress that would retroactively restore the deduction of research and development expenses, which if enacted, would reduce our 2023 federal tax expense and liabilities by a material amount.
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
Investors' expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (ESG) factors. Some investors may use these factors to guide investment strategies and decisions. Complying with ESG standards and expectations may impose additional costs and expose us to new risks for not meeting investor and third-party expectations in meeting published ESG guidelines.
Risks Related to Our Intellectual Property
If we are unable to obtain, maintain and enforce intellectual property protection covering our products, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. As of December 31, 2023, we held over 1,500 issued patents and pending patent applications. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:
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
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued patents owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including plamotamab, vudalimab and XmAb819 will putatively expire in 2033. It is possible that the patent terms could be extended, for example, as a result of patent term restoration to compensate for regulatory delays. While we believe that our current development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271(e)(1), this protection terminates upon commercialization. In addition, there can be no assurance that our interpretation of this statutory exemption would be upheld. We believe there exists reasonable arguments of invalidity for the Merus patents; however, we cannot assure that if challenged in litigation for infringement of these patents that we would prevail. In order to successfully challenge the validity of any issued U.S. patent, we would need to overcome a presumption of validity. This burden is a high one requiring us to present clear and convincing evidence as to the invalidity of such claims. There is no assurance that a court would find these claims to be invalid or not infringed.
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
We rely on third-party manufacturers to manufacture our product candidates and provide supplies for our studies. If any of our third-party manufacturers, encounter problems or loss of drug material during production or otherwise fail to comply with their contractual obligations, the development of our product candidates could be delayed or stopped.
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
Certain of our third-party manufactures are located outside the United States, and our ability to continue to receive drug material for our development candidates would be at-risk in the event of instability or geopolitical problems between the United States and the country's where these manufacturers are located.
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
Our partnership and license agreements include those we have with J&J, Genentech, Vir, Amgen, Incyte, Alexion and others. These partnerships and license agreements also have provided us with important funding for our development programs, and we expect to receive additional funding under these partnerships in the future. Our existing partnerships, and any future partnerships we enter into, may pose a number of risks, including the following:
1.collaborators have significant discretion in determining the efforts and resources that they will apply to these partnerships;
2.our Janssen Agreement provides for cost-sharing on development costs for the bispecific candidate, plamotamab. Such an arrangement may require us to incur substantial costs in excess of our available resources;
3.collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

4.collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
5.collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
6.a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
7.disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
8.while we have generally retained the right to maintain and defend our intellectual property under our agreements with collaborators, certain collaborators may not properly maintain or defend certain of our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information;
9.collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
10.collaborators may learn about our technology and use this knowledge to compete with us in the future;
11.results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our XmAb technology platform;
12.there may be conflicts between different collaborators that could negatively affect those partnerships and potentially others; and
13.the number and type of our partnerships could adversely affect our attractiveness to future collaborators or acquirers.
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
Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials and abandon product candidates.
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
Our business could be negatively impacted by cybersecurity threats and other disruptions, including the theft of our intellectual property, and could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we use our data centers and our networks to store and access confidential and proprietary business information. The information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees and the personally identifiable information of our employees, and the individually identified health information of patients participating in our clinical trials. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of our partners and third-party vendors with whom we contract together with the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cybersecurity attacks.
Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. We face various cybersecurity threats, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, a security breach that exposes our confidential intellectual property could compromise our patent portfolio. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The result of these incidents could have a material adverse effect on our business, financial condition and results of operations including disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
Transfers of personal information out of the European Union face a constantly shifting set of requirements, as courts in Europe have invalidated intergovernmental agreements and European regulators have required changes to standard contracting terms, which themselves do not fit all situations. As a result, significant uncertainty exists with respect to GDPR compliance and the attendant obligations going forward as the regulatory environment is rapidly developing. In addition, from January 1, 2021, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The EC has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the EC re-assesses and renews/extends that decision. Outside Europe, significant data privacy regulatory regimes exist in major markets including Brazil, India, China, and elsewhere. The ever-shifting landscape of global data privacy regulation requires significant investment and attention to avoid significant noncompliance liabilities. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
Additionally, the California Consumer Privacy Act (CCPA), which took effect in January 2020, created new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households and requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (CPRA) revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA is in full effect as of January 1, 2023, and similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have adopted privacy laws, which take effect from July 1, 2024 through 2026. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes similar requirements specific to consumer health data. As a result, additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Additional legislation proposed at the federal level and in other states, along with increased regulatory action, reflect a trend toward more stringent privacy legislation in the United States.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
The Company's Board of Directors, in coordination with the Audit Committee of the Board of Directors (the Audit Committee), is responsible for overseeing the Company's risk management and information technology programs of which cybersecurity is a critical element. Management is responsible for the administration of the Company's cybersecurity policies, standards, procedures and practices. The Company's cybersecurity policies, standards, procedures, and practices are based on the Center for Internet Security (CIS) Critical Security Controls, a framework for companies to establish and evaluate cybersecurity policies, procedures and practices. The Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company's information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they arise.
Cybersecurity Risk Management and Strategy
The Company's cybersecurity risk management strategy focuses on several issues:
Identification and Reporting: The Company has implemented a comprehensive approach to assessing, identifying and managing material cybersecurity threats and incidents. The Company's program includes controls and procedures to timely identify, classify and escalate certain cybersecurity incidents to provide management visibility and allow for direction from management as to the public disclosure and reporting of material incidents in a timely manner.
Technical Safeguards: The Company implements current information technologies to support its cybersecurity practices. These technologies are designed to protect the Company's information systems from cybersecurity threats and include: email and internet protection, firewall and network security, intrusion detection and prevention systems, anti-malware endpoint detection and response, security event monitoring and alerting, high availability and replication, system configuration and asset management , backup and restoration processes, vulnerability and patch management, identity and access management and data encryption. These technologies and controls are continuously evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as audits by third party specialists and certifications.
Incident Response and Recovery Planning: The Company has established and maintains a comprehensive incident response plan, designed to address the Company's response to a cybersecurity incident. Cross-functional members of the Company comprise the Incident response team to respond and disclose material incidents. The incident response plan defines pre-incident activities and preparation, classification of incidents, response team internal and external contacts, process flow of the response team, escalation of incidents to outside entities and law enforcement and frequency of review of the incident response plan. The Company conducts regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, contractors, consultants and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on the Company’s cybersecurity systems. Third parties are regularly assessed to determine the need for cybersecurity auditing based on risk evaluation.

Education and Awareness: The Company provides regular, mandatory training and assessment for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices including audits by independent third party specialists in a manner intended to address cybersecurity threats and events. Policies are reviewed and revised on a frequent basis for relevance and to maintain compliance. The results of such assessments, audits, and reviews are evaluated by management and reported to the Audit Committee, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s risk management and information technology programs, including the management of cybersecurity threats. The Audit Committee receives regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by the Company’s peers and third parties. The Audit Committee also receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Audit Committee discusses the Company’s approach to overseeing cybersecurity threats with the Company’s head of Information Technology and other members of senior management.

The head of IT, in coordination with senior management, including the CFO, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the head of IT and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Material Affects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.
Item 2. Properties.
Our principal laboratory and administrative facilities are currently located in Pasadena, California, which is located in the greater Los Angeles region. We currently lease 83,083 square feet of laboratory and office space in Pasadena, California (the initial lease). The lease became effective on August 1, 2022 and is for a term of 13 years. An additional 46,460 square feet of space adjacent to the existing space, is subject to a lease that begins on July 1, 2025 (the second lease). The second lease is for a term of 10 years and expires at the same time as the initial lease.
We also continue to lease 24,000 square feet of office and lab at our previous facility in Monrovia, California pursuant to a lease that expires December 31, 2025.

In August 2023, we entered into a lease for 9,400 square feet of office space in San Diego, California. The term of the lease agreement began in September 2023 and expires in December 2027.
We previously leased 24,000 square feet of office space in San Diego, California pursuant to a lease which expired on December 31, 2023 and a 7,000-square floor office space in Monrovia, California pursuant to a lease that began August 1, 2021 and expired on January 31, 2023.
We believe that our existing facilities are adequate to meet our current and future needs.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 15, 2024, the closing price for our common stock as reported on the Nasdaq Global Market was $21.30.
Holders of Record
As of February 15, 2024, we had 61,120,272 shares of common stock outstanding held by approximately 170 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2018 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and other serious diseases, who have unmet medical needs. We are advancing a broad portfolio of clinical-stage XmAb® drug candidates from our proprietary Fc technology platforms. We also use our protein engineering capabilities to increase our understanding of protein structure and interactions and to design new Fc technologies and XmAb development candidates with improved properties. In addition to engineering protein-target interactions, our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and control antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered Fc domains can be readily substituted for natural Fc domains.
Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we developed an antibody scaffold to rapidly create novel multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures, such as engineered cytokines. Three marketed XmAb medicines have been developed with our protein engineering technologies.
Refer to Part I, Item 1, "XmAb Bispecific Technologies" and "Other XmAb Fc Technologies" in the description of our business included in this Annual Report on Form 10-K for a discussion of our core Fc technology platforms.
Strategic Portfolio Prioritization
We are focused on developing targeted T cell-engaging bispecific antibodies, which we believe hold great potential for the treatment of patients with solid tumors, and beginning in the third quarter of 2023, we began aligning our portfolio to prioritize these programs, which include XmAb819 (ENPP3 x CD3), XmAb808 (B7-H3 x CD28) and XmAb541 (CLDN6 x CD3). We have also narrowed the clinical development plan for our dual checkpoint inhibitor, vudalimab (PD-1 x CTLA-4), in treating patients with advanced prostate and non-small lung cell cancers. In the first half of 2024, we plan to conclude the Phase 1 studies evaluating our XmAb564 and XmAb662 cytokines and pause further development of both programs, pending review of data emerging from competitive programs.
We also have implemented measures to align resources with our strategic plan for a focused pipeline and to strengthen our financial position. In November 2023, we entered into a royalty transaction with OMERS Life Sciences, through which we received $215.0 million for selling portions of financial interests on sales of marketed XmAb medicines. In the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Our cost-sharing obligations will continue to June 1, 2024, and Genentech will be responsible for all development thereafter. To align our internal resources with our focused development pipeline and current plans, we have implemented reductions in our workforce, which have impacted approximately 10% of positions at the company.
As of December 31, 2023, we had $697.4 million in cash, cash equivalents and marketable debt securities, and based on our current plans and projections, we estimate this will provide necessary funding into 2027.
Advancements in Our Clinical Portfolio of XmAb Drug Candidates
Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 or Phase 2 studies for ten wholly owned or co-development candidates to treat patients with many different types of cancer and autoimmune diseases, and an eleventh, to be developed for patients with advanced ovarian cancer and other solid tumors, is planned to enter clinical development in the first half of 2024.
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and patients with locally advanced or metastatic non-small cell lung cancer. Data from a Phase 1 study that enrolled heavily pretreated patients with multiple solid tumor types indicated that vudalimab was generally well-tolerated with encouraging clinical activity.
We are conducting a Phase 2 study of vudalimab in patients with mCRPC, as a monotherapy or in combination with chemotherapy for patients with aggressive variant prostate cancer, as these patients represent a high unmet medical need.
We are also conducting a second Phase 2 study in patients with clinically-defined high-risk mCRPC. As previously disclosed, in the fourth quarter of 2023, cohorts for patients with advanced gynecologic malignancies were closed to enrollment, and we do not intend further development in advanced gynecologic malignancies. In the mCRPC cohort, vudalimab monotherapy has been generally well tolerated and associated with response to treatment in multiple patients who have visceral or lymph node metastases. As of a data cutoff of February 7, 2024, 14 patients with clinically defined high-risk mCRPC have been enrolled into the vudalimab monotherapy cohort for treatment. Vudalimab has been administered every 3 weeks at a 1000 mg (<80 kg) or 1200 mg (> 80 kg) flat dose. As of the data cutoff, 3 of 12 evaluable patients have a confirmed partial response per RECIST 1.1 guidelines, and 1 patient has an unconfirmed partial response. Of the evaluable patients, 3 patients have experienced greater than 90% reductions in prostate specific antigen (PSA) from baseline. Treatment emergent adverse events have led to dose modifications for 8 patients and treatment discontinuation for 2 patients. One Grade 5 adverse event of autoimmune hepatitis was deemed treatment related; there have been no known additional cases of Grade 5 autoimmune hepatitis among three clinical studies of vudalimab with more than 230 patients treated.
In the fourth quarter of 2023, we dosed the first patient in a Phase 1b/2 study evaluating vudalimab as a first-line treatment in patients with locally advanced or metastatic non-small cell lung cancer.
XmAb819 (ENPP3 x CD3): XmAb819 is a first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with renal cell carcinoma (RCC). XmAb819 engages the immune system and activates T cells for highly potent and targeted tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in RCC and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format enables antibodies to bind more avidly to, and selectively kill, tumor cells with higher antigen density, potentially sparing normal cells. We are conducting a Phase 1 study evaluating XmAb819 in patients with advanced clear cell RCC.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific antibody designed to bind to the broadly expressed tumor antigen B7-H3 and selectively to the CD28 T-cell co-receptor, only when bound to tumor cells. We are conducting a Phase 1 study of XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
XmAb541 (CLDN6 x CD3): XmAb541 is a bispecific antibody that targets Claudin-6 (CLDN6) and CD3. CLDN6 is a tumor-associated antigen in ovarian cancer and other solid tumors. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. The investigational new drug (IND) application for XmAb541 has been allowed to proceed by the FDA, and we plan to initiate a Phase 1 study in the first half of 2024.
XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly owned, monovalent, interleukin-2 Fc (IL-2-Fc) fusion protein engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. XmAb564 is engineered with reduced binding affinity for IL-2's beta receptor and increased binding affinity for its alpha receptor. Results from a Phase 1a clinical study of XmAb564, presented at the European Congress of Rheumatology (EULAR) in May 2023, indicate a single dose of XmAb564, administered subcutaneously in healthy volunteers, was well tolerated and generated durable, dose-dependent and selective expansion of Tregs. We have been conducting a randomized, double-blind, placebo-controlled Phase 1b clinical study to evaluate the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients with atopic dermatitis or psoriasis. We plan to conclude the Phase 1b study in the first half of 2024 and pause further development of XmAb564 until after assessment of future data from competitor programs in this class and review of safety and biomarker data in the Phase 1b study.
XmAb662 (IL12-Fc Cytokine): XmAb662 is a potency-reduced interleukin-12 Fc (IL12-Fc) fusion protein engineered to increase anti-tumor activity and immunogenicity in the tumor microenvironment by promoting high levels of interferon gamma secretion from T cells and NK cells. In preclinical testing, Xencor’s engineered IL12-Fc fusions demonstrated an improved pharmacokinetic profile and therapeutic window compared to a native IL12-Fc fusion, with superior exposure, a more gradual dose response and more sustained interferon gamma response. XmAb662 demonstrated significant anti-tumor activity, along with increases in NK cells, T cells, serum IP-10 and interferon gamma, which were further enhanced when combined with an anti-PD-1 antibody. We have been conducting a Phase 1 study to evaluate XmAb662 in patients with advanced solid tumors. We plan to conclude the Phase 1 study in the first half of 2024 and pause further development of XmAb662 until after assessment of future data from competitor programs in this class and review of safety and biomarker data in the Phase 1 study.
Co-development Programs
Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells. In October 2021, we entered a global collaboration and license agreement with Janssen Biotech, Inc., a Johnson & Johnson company, to advance plamotamab and XmAb CD28 bispecific antibody combinations for the treatment of patients with B-cell malignancies, which expands our strategy to develop multiple highly active chemotherapy-free regimens across B-cell cancers. J&J received worldwide exclusive development and commercial rights, and we will collaborate with Janssen on further clinical development of plamotamab, with us paying 20% of costs. Under the collaboration, we will develop B-cell targeted CD28 bispecific antibodies to selectively enhance T-cell cytotoxic activity in combination with plamotamab.

In a Phase 1 study, intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients at the recommended intravenous Phase 2 dose. In the fourth quarter of 2023, we completed enrolling patients in subcutaneous dose escalation cohorts of this study.
Efbalropendekin alfa (IL15/IL15Rα-Fc Cytokine): Efbalropendekin alfa (XmAb306) is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of efbalropendekin as a single agent and in combination with atezolizumab in patients with advanced solid tumors and is also conducting Phase 1 studies, evaluating efbalropendekin in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody). In the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech will assume sole responsibility over all clinical, regulatory and commercial activities. We will be eligible for up to $600.0 million in milestones and tiered royalties on approved sales from low double-digit to mid-teen percentages range.
Advancements Expanding XmAb Bispecific Platforms
We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates.
We use the modularity of our XmAb bispecific Fc technology to build antibody-based therapeutics in a variety of formats, such as T cell engaging bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers T cell engaging bispecifics (e.g., CD3, CD28) to address an expanded set of tumor antigens. Four clinical-stage programs utilize our XmAb 2+1 format: XmAb819, XmAb808, xaluritamig and ASP2138. We plan to initiate a Phase 1 study for an additional XmAb 2+1 bispecific antibody candidate, XmAb541 (CLDN6 x CD3), which we are developing for patients with ovarian cancer and other solid tumors, in the first half of 2024.
Additionally, we have engineered CD28 bispecific antibodies to provide conditional CD28 co-stimulation of T cells, activating them when bound to tumor cells. Targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. In addition to our first clinical-stage CD28 program, XmAb808, our CD28 platform is the subject of two collaborations with J&J. JNJ-9401 and JNJ-1493 are clinical-stage XmAb bispecific antibodies that J&J is developing in prostate cancer and B-cell malignancies, respectively, and both entered clinical development during the fourth quarter of 2023.
In April 2023, we presented emerging data from research-stage engineered CD28 bispecific antibodies targeting the solid tumor antigens CEACAM5, ENPP3, mesothelin, STEAP1 and Trop-2 in a poster at the American Association for Cancer Research (AACR) Annual Meeting.
In November 2023, we presented emerging data from research-stage programs that highlighted several of our platform technologies at the Annual Meeting of the Society for Immunotherapy of Cancer, with poster presentations with data from IL18-Fc and PD1 x IL18-Fc cytokine programs and data from our multi-specific NK cell engager platform.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte Corporation under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of Incyte. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab. In November 2023, we entered into a royalty purchase agreement (Monjuvi Royalty Sale Agreement) with OCM Life Sciences Portfolio LP (OMERS). Under the terms of the Monjuvi Royalty Sale Agreement, we received $22.5 million upon closing in exchange for royalties earned from our MorphoSys license after July 1, 2023. The aggregate Monjuvi royalties to be received by OMERS have a fixed cap of 130% of the purchase price after which the royalties revert to us. In 2023, we recognized royalty revenue of $8.7 million on net sales of Monjuvi.
In November 2021, we entered into an agreement with Zenas BioPharma (Cayman) Limited (Zenas), to which we licensed the exclusive worldwide rights to develop and commercialize obexelimab, a bifunctional antibody that targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain. Zenas issued a warrant giving us the right to acquire additional Zenas equity, such that our total equity in Zenas would be 15% of its fully diluted capitalization following the closing of Zenas’ next round of equity financing, subject to certain requirements. In November 2022, Zenas completed a financing transaction and we received additional shares in Zenas in exchange for the warrant. The total shares received increases our ownership in Zenas to 15% of the fully diluted shares outstanding. We are eligible to receive up to $470.0 million based on the achievement of certain clinical development, regulatory and commercial milestones and are eligible to receive tiered, mid-single digit to mid-teen percent royalties upon commercialization of obexelimab, dependent on geography. In January 2023, Zenas initiated a Phase 3 study of obexelimab in patients with immunoglobulin G4-related disease (IgG4-RD) and dosed the second patient in the study in April 2023, and we received additional preferred stock in Zenas as a development milestone in the second quarter of 2023. The additional preferred stock has a fair market value of $10.0 million, and we recorded the milestone payment as revenue for the nine months ended September 30, 2023. In 2023, Zenas also initiated a Phase 2 study of obexelimab in patients with warm autoimmune hemolytic anemia (wAIHA).
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
Xaluritamig (AMG 509) is a STEAP1 x CD3 2+1 bispecific antibody that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Amgen is currently completing enrollment in a Phase 1 study of xaluritamig in patients with mCRPC. In October 2023 at the European Society for Medical Oncology (ESMO) Congress, encouraging interim clinical results from the study were presented during an oral proffered paper session, which we believe validates the potential of the XmAb 2+1 format.
In November 2020, we entered an agreement with J&J, focused on the discovery of XmAb bispecific antibodies against CD28, an immune co-stimulatory receptor on T cells, and PSMA, a prostate tumor target, for the potential treatment of patients with prostate cancer. Additionally, we have a right to access select, predefined agents from J&J’s portfolio of clinical-stage drug candidates and commercialized medicines to evaluate potential combination therapies in prostate cancer with agents in our own pipeline, subject to some limitations. J&J has the same right with our portfolio to evaluate potential combination therapies in prostate cancer, as well. The ability to study combinations of therapies from both companies’ prostate cancer portfolios leverages our broad clinical pipeline and J&J's prostate cancer therapeutics portfolio. In the third quarter of 2023, J&J submitted an IND for JNJ-9401, a PSMA x CD28 bispecific antibody developed under the collaboration, and we received a $7.5 million development milestone. In the fourth quarter of 2023, J&J dosed the first patient in a Phase 1 study of JNJ-9401, and we received a $10.0 million development milestone.
In October 2021, we entered into a second collaboration agreement with J&J to create and characterize CD28 bispecific antibody candidates against B-cell targets. In the first quarter of 2023, J&J selected a bispecific CD28 candidate under the agreement for further development, and we received a $5.0 million research milestone. In the third quarter of 2023, J&J submitted a CTA for JNJ-1493, a CD20 x CD28 bispecific antibody developed under the collaboration, and we received a $7.5 million development milestone. In the fourth quarter of 2023, J&J began dosing patients in a Phase 1 study of JNJ-1493 and selected two additional CD28 bispecific antibody candidates under the agreement, and we received a $10.0 million development milestone and $7.5 million in research milestones.
Other XmAb bispecific antibodies being developed by our partners include Astellas’ ASP2138, a CLDN18.2 x CD3 XmAb 2+1 bispecific antibody, which is in Phase 1 studies to treat patients with gastric/GEJ adenocarcinomas and pancreatic adenocarcinoma and an undisclosed candidate being developed by Novartis, which is also in Phase 1 development.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS) and for certain patients with generalized myasthenia gravis (gMG). Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. In May 2023, Ultomiris was approved in the EU and Japan for the treatment of certain adult patients with neuromyelitis optica spectrum disorder (NMOSD). In November 2023, we entered into a royalty purchase agreement (Ultomiris Royalty Sale Agreement) with OMERS. Under the terms of the Ultomiris Royalty Sale Agreement, we received $192.5 million upon closing in exchange for a portion of royalties and the milestone earned from our Alexion license after July 1, 2023. In 2023, we earned $38.6 million in royalties and a $20.0 million sales milestone from Alexion.
In January 2020, we entered into a Technology License Agreement with Gilead Sciences, Inc. (Gilead) in which we provided Gilead an exclusive license to our Cytotoxic Fc and Xtend Fc technologies for antibody candidates. In the third quarter, Gilead initiated a Phase 2 study including two antibody candidates developed with our Fc technologies, teropavimab and zinlirvimab, and we received $6.0 million in milestones.
In August 2020, we entered into a Technology License Agreement with Omeros Corporation (Omeros) in which we provided Omeros a non-exclusive license to our Xtend Fc technology. In the third quarter of 2023, Omeros initiated a Phase 2 study of OMS906, which incorporates Xtend Fc technology, and we received a $5.0 million milestone.
In March 2020, we entered a second agreement with Vir Biotechnology, Inc., under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies Vir investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab for the early treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct severe SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. Sotrovimab has also obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19 in more than 30 countries. In March 2022, the FDA deauthorized sotrovimab’s use in all U.S. regions due to increases in the proportion of COVID-19 cases caused by non-susceptible new variants. As the SARS-CoV-2 virus has mutated, our royalty revenue from the sales of sotrovimab has diminished significantly. In 2023, we earned $2.2 million in royalties from Vir.

In December 2020, we entered into an agreement with Viridian Therapeutics, Inc., (Viridian) in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. We received common stock in Viridian as an upfront payment. Xtend Fc technology was not applied to Viridian antibodies, and in 2023 the agreement was terminated.
In December 2021, we entered into a second agreement with Viridian for a non-exclusive license to certain antibody libraries developed by us, for which the term has ended. We received additional common stock in Viridian as an upfront payment. Under the agreement, Viridian received a one-year research license to review the antibodies and the agreement expired in 2023.
Refer to Part IV, Item 15, Note 10, "Collaboration and Licensing Agreements" of the notes to our financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements.
Financial Operations Overview
Revenues
Our revenues to date have been generated primarily from our collaboration agreements, our product licensing agreements, and our technology licensing agreements. Revenue recognized from our collaboration and product licensing agreements includes non-refundable upfront payments, milestone payments and royalties on net sales of approved products while revenue from our technology licensing agreements includes upfront payments, option payments to obtain commercial licenses, milestone payments and royalties on net sales of approved products. Since our inception through December 31, 2023, we have generated $1.2 billion in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. In 2023, we sold a portion of the rights to received royalties under our MorphoSys and Alexion arrangements for $215.0 million.
Summary of Collaboration and Licensing Revenue by Partner
The following is a comparison of collaboration, product licensing, and technology licensing revenue for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
Alexion	$58.6	$29.4
Astellas	—	5.0
Gilead	6.0	—
Janssen	77.8	7.0
MorphoSys	8.7	7.8
Omeros	5.0	—
Vir	2.2	115.4
Zenas	10.0	—
Total	$168.3	$164.6

Research and Development Expenses
The following is a comparison of research and development expenses for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
External research and development expenses	$119.7	$89.0
Internal research and development expenses	99.4	79.0
Stock-based compensation	34.5	31.6
Total	$253.6	$199.6
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

The following is a comparison of research and development expenses for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
Product programs:

Bispecific programs:
CD3 programs:
Plamotamab*	$16.5	$19.8
XmAb819 (ENPP3 x CD3)	18.2	10.5
XmAb541 (CLDN6 X CD3)	20.4	7.1
Total CD3 programs	55.1	37.4

CD28 program:
XmAb808 (B7H3 x CD3)	16.7	17.7

Tumor micro environment (TME) activator programs:
Vudalimab	44.2	22.8
XmAb104	24.2	21.3
Total TME activators programs	68.4	44.1

Subtotal bispecific programs	140.2	99.2

Cytokine programs:
XmAb306/RG6323 programs*	14.1	13.2
XmAb564	24.1	17.2
XmAb662 (IL-12-Fc)	12.8	15.5
Total cytokine programs	51.0	45.9

Other, research and early stage programs	51.7	30.8

Wind down costs of terminated programs (1)	10.7	23.7

Total research and development expenses	$253.6	$199.6
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

Other Income, Net
For the year ended December 31, 2023, other income, net, consists primarily of interest income from marketable debt securities during the year, while for the year ended December 31, 2022, other income, net, consists primarily of unrealized gains on equity securities during the year.
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
Sale of Future Royalties
In November 2023, we entered into the sale of a portion of our royalties due us under the Alexion Agreement (the Ultomiris Royalty Sale Agreement) and a portion of our royalties due us under the MorphoSys Agreement (the Monjuvi Royalty Sale Agreement) and received upfront proceeds of $192.5 million and $22.5 million, respectively.
We evaluated the Ultomiris Royalty Sale Agreement under Accounting Standards Codification (ASC) 470 - Debt (ASC 470) and determined that the upfront payment should be accounted for as deferred income as none of the criteria for classification as debt had been met. We apply the "unit-of-revenue" method of recognizing income in the consolidated statements of income (loss) and such amounts are included in royalty revenue. For the three months ended December 31, 2023, we recorded $6.2 million of non-cash royalty revenue related to the royalty sale.

We evaluated the Monjuvi Royalty Sale Agreement under ASC 470 and determined that the upfront payment should be accounted for as a liability in the consolidated balance sheet. The upfront proceeds will be amortized using the effective interest rate method over the estimated life of the related expected royalty stream. The liability and related interest expense are based on our current estimates of future royalties to be paid over the life of the agreement. We will periodically assess the expected royalty payments and to the extent the future estimates or timing of such payments are materially different than the previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of Monjuvi/Minjuvi and payments made to the purchaser will be a reduction to the liability when paid. For the three months ended December 31, 2023, we recorded $2.1 million of non-cash royalty revenue related to the royalty sale. For further discussion, refer to Note 11 - Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data.
Capitalized Intellectual Property Costs
We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes where the technology has alternative uses. The net capitalized patents, licenses, and other intangible assets as of December 31, 2023 and 2022 were $18.7 million and $18.5 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio creates the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, milestone payments and royalties made by our collaboration partners for licensing our technologies and product candidates.
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
On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $1.3 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Such charges are reflected as general and administrative expenses.
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
Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have concluded that there are no material uncertain tax positions and have not recorded an income tax expense or liability for uncertain tax positions as of December 31, 2023.
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
We recorded net deferred tax assets of $158.1 million as of December 31, 2023, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, capitalized research and development expenses, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2023, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $54.2 million; all of such losses were incurred prior to December 31, 2017. We also had available tax credit carryforwards of $33.6 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2023 of $158.8 million, and available state tax credit carryforwards of approximately $24.8 million, which can be carried forward to offset future taxable income, if any.
Our federal net operating loss carryforwards incurred prior to January 1, 2018 expire starting in 2027; state net operating loss carryforwards expire starting in 2035; and federal tax credit carryforwards expire starting in 2034.
We recorded a federal income tax expense of $5.8 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
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
Results of Operations
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2023 and 2022. For a comparison of our results of operations and financial condition for the years ended December 31, 2022 and 2021. see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual report on Form 10-K, filed with the SEC on February 27, 2023.
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in millions):

	Year ended December 31,
	2023	2022	Change
Revenues:
Research collaboration	$30.3	$7.0	$23.3
Milestone	88.5	5.5	83.0
Royalties	49.5	152.1	(102.6)
Total revenues	168.3	164.6	3.7
Operating expenses:
Research and development	253.6	199.6	54.0
General and administrative	53.4	47.5	5.9
Total operating expenses	307.0	247.1	59.9
Other income, net	18.2	28.0	(9.8)
Income tax expense	5.8	0.7	5.1
Net loss	(126.3)	(55.2)	(71.1)
Net loss attributable to non-controlling interest	(0.2)	—	(0.2)
Net loss attributable to Xencor, Inc.	$(126.1)	$(55.2)	$(70.9)

Revenues
Research collaboration revenues in 2023 and 2022 are primarily revenue recognized under our second Janssen agreement. Milestone payments increased by $83.0 million in 2023 from 2022 amounts primarily due to milestones received from Alexion, Gilead, J&J, Omeros, and Zenas in 2023, compared to milestones received from Astellas in 2022. Royalty revenues for 2023 are lower than royalty revenues in 2022 primarily due to a decrease in royalty revenue from Vir.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022	Change
Product programs:

Bispecific programs:
CD3 programs:
Plamotamab*	$16.5	$19.8	$(3.3)
XmAb819 (ENPP3 x CD3)	18.2	10.5	7.7
XmAb541 (CLDN6 X CD3)	20.4	7.1	13.3
Total CD3 programs	55.1	37.4	17.7

CD28 program:
XmAb808 (B7H3 x CD3)	16.7	17.7	(1.0)

Tumor micro environment (TME) activator programs:
Vudalimab	44.2	22.8	21.4
XmAb104	24.2	21.3	2.9
Total TME activators programs	68.4	44.1	24.3

Subtotal bispecific programs	140.2	99.2	41.0

Cytokine programs:
XmAb306/RG6323 programs*	14.1	13.2	0.9
XmAb564	24.1	17.2	6.9
XmAb662 (IL-12-Fc)	12.8	15.5	(2.7)
Total cytokine programs	51.0	45.9	5.1

Other, research and early stage programs	51.7	30.8	20.9

Wind down costs of terminated programs (1)	10.7	23.7	(13.0)

Total research and development expenses	$253.6	$199.6	$54.0
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

Research and development expenses increased by $54.0 million in 2023 over 2022 amounts primarily due to increased spending on our bispecific development programs including XmAb541, vudalimab, and early research and development programs.
General and Administrative Expenses
General and administrative expenses increased by $5.9 million in 2023 over 2022 amounts primarily due to increases in general and administrative compensation costs and additional spending on professional fees.
Other Income, Net
Other income, net decreased by $9.8 million in 2023 from 2022 amounts due to a net decrease in unrealized gain from equity securities, partially offset by an increase in interest income from our investment in marketable debt securities.
Liquidity and Capital Resources
Since our inception, our operations have been primarily financed through proceeds from public offerings, private sales of our equity, and payments received under our collaboration and development partnerships and licensing arrangements. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.
We have incurred substantial operating losses since our inception, and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our bispecific antibody and cytokine product candidates, evaluate opportunities for the potential clinical development of our other preclinical programs, and continue our research efforts.
In November 2023, we entered into the Monjuvi Royalty Sale Agreement and Ultomiris Royalty Sale Agreement and received total proceeds from the transactions of $215.0 million. For further discussion of the sale of future royalties, refer to Note 11 - Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Statements and Supplementary Data of this Annual Report on Form 10-K.
In 2023, we received a total of $111.7 million in milestone payments and royalties in connection with licensing of our technologies and products.
At December 31, 2023, we had $697.4 million of cash, cash equivalents, and marketable debt securities compared to $584.5 million at December 31, 2022. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and royalty payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestone and royalty payments will be sufficient to fund our operations into 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$85,111	$24,485
Investing activities	(111,065)	(119,725)
Financing activities	26,182	5,702
Net increase (decrease) in cash and cash equivalents	$228	$(89,538)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 and 2022 reflects milestone and royalty payments, including sale of a portion of future royalties under the Ultomiris Royalty Sale Agreement in 2023, received during the year in excess of operating expenses.
Investing Activities
Investing activities consist primarily of proceeds from maturities of marketable securities offset by purchases of marketable securities available-for-sale, acquisition of intangible assets and purchases of property and equipment. In 2023, we purchased $89.8 million of marketable securities, net of $693.1 million of proceeds from sales and maturities. In 2022, we purchased $81.3 million of marketable securities, net of $306.6 million of proceeds from sales and maturities. We acquired $2.8 million and $4.9 million of intangible assets in the years ended December 31, 2023 and 2022, respectively. We purchased $18.4 million and $38.5 million of capital equipment for the years ended December 31, 2023 and 2022, respectively. We also converted a $5.0 million convertible note to equity investment for the year ended December 31, 2022.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2023 consists primarily of cash from the sale of future royalties under the Monjuvi Royalty Sale Agreement. Net cash provided by financing activities during the year ended December 31, 2022 consists primarily of cash from stock option exercises and the sales of shares under the Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities increased during 2023 from amounts reported for 2022 primarily from proceeds received from the sale of future royalties.
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
In April 2021, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human Claudin-6 protein (CLDN6). This antibody is being developed in our XmAb541 program. Under this license agreement, we may be required to make $30.6 million in additional contingent payments which include $1.8 million of clinical milestones, $4.8 million of regulatory milestones and milestones on the achievement of certain sales of $24.0 million, in addition to royalties upon commercial sales of products of 0.5%. We made an upfront payment in connection with this license in 2021 and have not made any additional payments under this license agreement.
In February 2016, we entered into a worldwide exclusive commercial license agreement with Selexis SA to develop and commercialize products produced from the Selexis cell line that was manufactured in connection with our plamotamab drug candidate. In connection with the license, we may be required to make CHF 1.7 million in additional contingent obligations which include CHF 500,000 in development milestones, CHF 400,000 in regulatory milestones and

CHF 800,000 in sales milestones, in addition to royalties upon commercial sales of products of less than 1%. In 2022, we recorded a milestone of CHF 200,000 upon initiation of Phase 2.
In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for each of our bispecific antibody and cytokine drug candidates: vudalimab, XmAb306, XmAb564 and XmAb819. The terms for each agreement are identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2019, we made a milestone payment of CHF 75,000 in connection with an IND submission, and in 2020, we recorded a milestone payment due of CHF 75,000 in connection with an IND submission. In 2021, we recorded a milestone payment due of CHF 170,000 upon an initiation of Phase 2.
In September 2020, we entered into an agreement with MD Andersen in which we agreed to provide up to $10.0 million in funding over a five-year period in exchange for MD Andersen conducting clinical studies with our drug candidates. In December 2021, we amended the agreement to extend it an additional year at the same level of funding.
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
Xencor, Inc.
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xencor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xencor, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter did not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Judgement and Complexity of Accounting for the Sale of Future Royalty Streams
As described in Note 11 to the financial statements, the Company evaluated the up-front payment received from the sale of the Ultomiris (Alexion) Agreement classified as deferred revenue and evaluated the up-front payment received from the sale of the Monjuvi (Morphosys) Agreement classified as debt under ASC 470. When the sale of future revenue is accounted for as debt, the company continues to recognize revenue based on the terms of the contract with the licensee. When the sale is accounted for as deferred revenue, the company recognizes revenue using the units of revenue method. We identified the related audit effort in evaluating management’s judgements in determining the factors that would indicate whether the transaction should be recorded as debt or deferred revenue as a critical audit matter.

The principal consideration for our determination that the judgement and complexity of accounting for the sale of future royalty streams under the Ultomiris and Monjuvi agreements was a critical audit matter is that the related audit effort in evaluating management’s judgements in determining the factors that would indicate whether the transaction should be recorded as debt or deferred revenue required significant audit effort and a high degree of auditor judgment and subjectivity to perform our audit procedures and evaluate the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures included, among others (i) obtaining an understanding of the relevant controls related to the evaluation of the classification of up front payments and tested such controls for design and operating effectiveness (ii) obtaining information regarding the nature and extent of the Royalty Purchase Agreement; (iii) obtaining an understanding detailing the transaction and accounting treatment; and (iv) assessing management’s classification under both agreements, including utilization of a subject matter expert.
/s/ RSM US LLP
We have served as the Company’s auditor since 2015.
Los Angeles, California
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Xencor, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Xencor, Inc. and its subsidiary (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated February 28, 2024 expressed an unqualified opinion.
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
/s/ RSM US LLP
Los Angeles, California
February 28, 2024

Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$53,790	$53,942
Marketable debt securities	497,725	526,689
Marketable equity securities	42,210	42,431
Accounts receivable	11,290	28,997
Prepaid expenses and other current assets	18,145	23,283
Total current assets	623,160	675,342
Property and equipment, net	66,124	59,183
Patents, licenses, and other intangible assets, net	18,663	18,500
Restricted cash	380	—
Marketable debt securities - long term	145,512	3,826
Equity securities	64,210	54,383
Right of use asset	33,995	34,419
Other assets	648	613
Total assets	$952,692	$846,266
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,914	$10,088
Accrued expenses	23,564	18,728
Income tax payable	5,782	—
Lease liabilities	3,435	4,708
Deferred revenue	—	30,320
Deferred income	31,682	—
Debt	6,332	—
Total current liabilities	84,709	63,844
Lease liabilities, net of current portion	59,025	54,926
Deferred income, net of current portion	125,183	—
Debt, net of current portion	14,642	—
Total liabilities	283,559	118,770
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 60,998,191 issued and outstanding shares at December 31, 2023 and 59,997,713 issued and outstanding at December 31, 2022	611	601
Additional paid-in capital	1,131,266	1,072,132
Accumulated other comprehensive income	1,291	(6,952)
Accumulated deficit	(464,372)	(338,285)
Total stockholders’ equity attributable to Xencor, Inc.	668,796	727,496
Non-controlling interest	337	—
Total stockholders' equity	669,133	727,496
Total liabilities and stockholders’ equity	$952,692	$846,266
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Revenue
Collaborations, licenses, milestones, and royalties	$168,338	$164,579	$275,111
Operating expenses
Research and development	253,598	199,563	192,507
General and administrative	53,379	47,489	38,837
Total operating expenses	306,977	247,052	231,344
Income (loss) from operations	(138,639)	(82,473)	43,767
Other income (expense)
Interest income, net	18,626	4,817	849
Other expense, net	(31)	(286)	(1,274)
Gain (loss) on equity securities, net	(395)	23,434	39,289
Total other income, net	18,200	27,965	38,864

Income (loss) before income tax	(120,439)	(54,508)	82,631
Income tax expense	5,811	673	—
Net income (loss)	(126,250)	(55,181)	82,631

Net loss attributable to non-controlling interest	(163)	—	—
Net income (loss) attributable to Xencor, Inc.	$(126,087)	$(55,181)	$82,631

Net income (loss) per common share attributable to Xencor, Inc.:
Basic	$(2.08)	$(0.93)	$1.42
Diluted	$(2.08)	$(0.93)	$1.37
Weighted average common shares used to compute net income (loss) per share attributable to Xencor, Inc.
Basic	60,503,283	59,652,461	58,379,641
Diluted	60,503,283	59,652,461	60,495,455
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$(126,250)	$(55,181)	$82,631
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities available-for-sale	8,243	(5,442)	(1,584)
Comprehensive income (loss)	(118,007)	(60,623)	81,047
Comprehensive income (loss) attributable non-controlling interest	(163)	—	—
Comprehensive income (loss) attributable to Xencor, Inc.	$(117,844)	$(60,623)	$81,047

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	—	$572,444
Sale of common stock	748,062	7	28,913	—	—	—	28,920
Issuance of common stock upon exercise of stock awards	520,240	5	12,276	—	—	—	12,281
Issuance of common stock under the Employee Stock Purchase Plan	62,257	1	1,836	—	—	—	1,837
Issuance of restricted stock units	151,555	2	(2)			—	—
Comprehensive income (loss)	—	—	—	(1,584)	82,631	—	81,047
Stock-based compensation	—	—	36,975	—	—	—	36,975
Balance, December 31, 2021	59,355,558	595	1,017,523	(1,510)	(283,104)	—	733,504
Issuance of common stock upon exercise of stock awards	195,485	2	3,608	—	—	—	3,610
Issuance of common stock under the Employee Stock Purchase Plan	105,597	1	2,091	—	—	—	2,092
Issuance of restricted stock units	341,073	3	(3)	—	—	—	—
Comprehensive loss	—	—	—	(5,442)	(55,181)	—	(60,623)
Stock-based compensation	—	—	48,913	—	—	—	48,913
Balance, December 31, 2022	59,997,713	601	1,072,132	(6,952)	(338,285)	—	727,496
Issuance of common stock upon exercise of stock awards	344,383	3	3,409	—	—	—	3,412
Issuance of common stock under the Employee Stock Purchase Plan	98,029	1	1,976	—	—	—	1,977
Issuance of restricted stock units	558,066	6	(6)	—	—	—	—
Contribution from non-controlling interest owners	—	—	—	—	—	500	500
Comprehensive income (loss)	—	—	—	8,243	(126,087)	(163)	(118,007)
Stock-based compensation	—	—	53,755	—	—	—	53,755
Balance, December 31, 2023	60,998,191	$611	$1,131,266	$1,291	$(464,372)	$337	$669,133
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Consolidated net income (loss)	$(126,250)	$(55,181)	$82,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,498	8,799	7,491
Amortization of premium (accretion of discount) on marketable securities	(13,635)	127	3,160
Stock-based compensation	53,755	48,913	36,975
Abandonment of capitalized intangible assets	1,267	1,510	934
Loss on disposal of assets	1,379	145	462
Equity received in connection with license agreement	(10,000)	(5,397)	(22,379)
Equity received in connection with sale of financial assets	—	—	(3,300)
Change in fair value of equity securities	395	(23,434)	(20,988)
Equity securities impairment	—	138	762
Noncash interest expense	681	—	—

Changes in operating assets and liabilities:
Accounts receivable and contract assets	17,707	37,387	(42,441)
Interest receivable from marketable debt securities	(1,028)	(530)	655
Prepaid expenses and other assets	5,103	634	(13,592)
Income tax	5,782	—	—
Accounts payable	3,826	(3,913)	5,047
Accrued expenses	4,836	(715)	1,840
Lease liabilities and ROU assets	3,250	22,976	1,211
Deferred revenue	(30,320)	(6,974)	(55,321)
Deferred income	156,865	—	—
Net cash provided by (used in) operating activities	85,111	24,485	(16,853)
Cash flows from investing activities
Proceeds from sale and maturities of marketable debt securities available-for-sale	693,090	306,607	485,152
Proceeds from sale of property and equipment	1	—	19
Purchase of marketable securities	(782,905)	(387,928)	(509,597)
Purchase of intangible assets	(2,803)	(4,910)	(2,682)
Purchase of property and equipment	(18,448)	(38,494)	(13,299)
Conversion (purchase) of convertible note	—	5,000	(5,000)
Exercise of stock options	—	—	(842)
Net cash used in investing activities	(111,065)	(119,725)	(46,249)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	3,412	3,610	12,281
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,977	2,092	1,837
Proceeds from issuance of common stock	—	—	28,920
Proceeds from sale of future royalties	20,293	—	—
Proceeds from non-controlling interest	500	—	—
Net cash provided by financing activities	26,182	5,702	43,038
Net increase (decrease) in cash, cash equivalents, and restricted cash	228	(89,538)	(20,064)
Cash, cash equivalents, and restricted cash, beginning of year	53,942	143,480	163,544
Cash, cash equivalents, and restricted cash, end of year	$54,170	$53,942	$143,480
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$22	$13	$14
Taxes	—	700	—
Supplemental schedule of noncash activities
Net unrealized gain (loss) on marketable securities available-for-sale	$8,243	$(5,442)	$(1,584)
Addition of right-of-use asset	2,462	$6,155	$24,047
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
Our operations are based in Pasadena, California and San Diego, California.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of Xencor, Inc. and its subsidiary Gale Therapeutics Inc., which was incorporated in December 2023. Since we own less than 100% of Gale, the Company records net loss attributable to non-controlling interests in its consolidated statements of income (loss) equal to the percentage of the economic or ownership interests retained in Gale by the non-controlling party.
The Company’s consolidated financial statements as of December 31, 2023, 2022, and 2021 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which is effective for fiscal years beginning on and after December 15, 2024, and interim periods within those fiscal years. The standard provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.The Company does not anticipate that the standard will have a significant impact on its financial statements.
Variable Interest Entity
A Variable Interest Entity (VIE) is a legal entity that, by design, 1) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, 2) has equity investors that lack the power to direct the entity's activities, 3) has investors with limited obligation to absorb expected losses, or 4) has investors who do not have the right to receive the residual returns of the entity. The primary beneficiary of a VIE is the party with the controlling financial interest and has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of the VIE, or the right to receive benefits of the VIE that could be potentially significant to the VIE.
On December 19, 2023 we entered into the Gale License and Gale Services Agreements. See Note 10, We consolidated Gale's financial statements in which we have direct controlling financial interest based on the VIE model.
We consider all the facts and circumstances, including our role in establishing Gale and our ongoing rights and responsibilities to assess where we have the power to direct the activities of Gale. In general, the parties that make the most significant decisions affecting the VIE and have the right to remove those decision-makers unilaterally or by majority vote are deemed to have the power to direct the activities of a VIE.
At Gale's inception, we determined whether we were the primary beneficiary and if Gale should be consolidated based on facts and circumstances. Under the rules of determining whether an entity is a VIE, we determined that Gale is a VIE and we are the primary beneficiary.
Liability Related to the Sale of Future Royalties
We record a liability related to the sale of future Monjuvi royalties as debt, amortized under the effective interest rate method over the estimated life of the Monjuvi Royalty Sale Agreement. See Note 11. The amortization of the liability related to the sale of future royalties is based on our current estimate of future royalty payments. Royalty revenue will be recognized as earned, and the payments made will be a reduction of the liability when paid.
Non-Cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total expected royalty payments less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Interest is imputed on the unamortized portion using the effective interest method and expense is recorded based on the timing of the payments received over the term of the Monjuvi Royalty Sale Agreement. The actual interest rate will be affected by the timing of royalty payments made and changes in the forecasted revenue.
Deferred Income Related to the Sale of Future Royalties
We record a liability related to the sale of future Ultomiris royalties as deferred income, amortized under the units-of-revenue method by computing a ratio of the proceeds received to the total expected payments over the term of the Ultomiris Royalty Sale Agreement. See Note 11. The amortization of the liability related to the sale of future royalties is based on our current estimate of future royalty payments. Royalty revenue will be recognized as earned and the payments made will be a reduction of the liability when paid.
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
Deferred Revenue
Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. There was no deferred revenue reported at December 31, 2023. The total amount reported as deferred revenue was $30.3 million at December 31, 2022.
Accounts Receivable
Accounts receivable primarily consists of royalty and milestone revenues receivable from our license and collaboration agreements, as well as receivables arising from cost-sharing development activities. Pursuant to the Ultomiris and Monjuvi Royalty Sale Agreements, a portion of the proceeds we received from the purchasers related to the sale of accounts receivable on royalty and milestone revenue earned at September 30, 2023. Payments for these receivables were paid directly to the purchasers prior to the year-ended December 31, 2023. We did not record an allowance for doubtful accounts at December 31, 2023 or 2022 due to an immaterial allowance as a result of our evaluation of credit risk under ASC 326. We expect to collect all receivables within the terms, which are generally between 30 and 60 days.
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
Restricted Cash
As of December 31, 2023, we had an outstanding letter of credit (LOC) collateralized by a money market account of $0.4 million, to the benefit of the landlord related to the Company’s San Diego facility lease. The terms of the lease provide that the amount of the LOC will be reduced on a ratable basis over the term of the lease. The original amount of the LOC was classified as long-term restricted cash as of December 31, 2023.
Marketable Debt and Equity Securities

The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.
The Company considers its marketable debt securities to be available-for-sale and does not intend to sell these securities, and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the years ended in December 31, 2023 and 2022, respectively. Accrued interest on marketable debt securities is included in marketable securities’ carrying value. Accrued interest was $2.3 million and $1.3 million at December 31, 2023 and 2022, respectively. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the years ended December 31, 2023 and 2022, the Company recorded an unrealized gain of $8.2 million and an unrealized loss of $5.4 million, respectively, in its portfolio of marketable debt securities. The unrealized loss was due to the changing interest rate environment and is not due to changes in the credit quality of the underlying securities. The unrealized gain and loss were recorded in other comprehensive income (loss) for the years then ended.
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
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record at their initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company did not record an impairment charge for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded an impairment charge of $0.1 million in connection with equity securities without a readily determinable fair value.
During the years ended December 31, 2023 and 2022, the Company recorded a net loss of $0.4 million and net gain of $23.4 million, respectively, in connection with its equity investments.
Concentrations of Risk
Cash, cash equivalents, restricted cash, and marketable debt securities are financial instruments that potentially subject the Company to concentrations of risk. We invest our cash in corporate debt securities and U.S. sponsored agencies with strong credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.
Cash, cash equivalents, and restricted cash are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2023 and 2022 approximated $53.8 million and $53.6 million, respectively.
We have payables with two service providers that represent 38% of our total payables and with two service providers that represented 45% of our total payables at December 31, 2023 and 2022, respectively. We rely on six critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2023 or 2022.
We have receivables with three customers and service providers that represent 76% of our total receivables and with four customers and service providers that represent 91% of our total receivables at December 31, 2023 and 2022, respectively. The receivables are related to cost share reimbursement and royalty revenues from our licensing and collaboration agreements. No other customer accounted for more than 10% of total receivables at December 31, 2023 or 2022.
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
The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2023
	Total Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$25,520	$25,520	$—
Corporate Securities	228,723	—	228,723
Government Securities	414,514	—	414,514
	$668,757	$25,520	$643,237

	December 31, 2022
	Total Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$40,967	$40,967	$—
Corporate Securities	200,626	—	200,626
Government Securities	329,889	—	329,889
	$571,482	$40,967	$530,515

Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1 and Level 2.
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
Patents, Licenses, and Other Intangible Assets
The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from 1 to 20 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued, or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 2 to 27 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to the company’s existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During 2023, 2022, and 2021, we abandoned previously capitalized patent and licensing related charges of $1.3 million, $1.5 million, and $0.9 million, respectively.
The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2023	2022
Patents, definite life	$15,340	$14,535
Patents, pending issuance	9,723	9,328
Licenses and other amortizable intangible assets	4,007	3,908
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	29,469	28,170
Accumulated amortization—patents	(8,663)	(7,781)
Accumulated amortization—licenses and other	(2,143)	(1,889)
Total intangible assets, net	$18,663	$18,500
Amortization expense for patents, licenses, and other intangible assets was $1.3 million, $1.4 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Future amortization expense for patents, licenses, and other intangible assets recorded as of December 31, 2023, and for which amortization has commenced, is as follows:

Year ended December 31,
(in thousands)
2024	$1,076
2025	1,059
2026	961
2027	908
2028	776
Thereafter	3,760
Total	$8,540
The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2023, the Company has $9.7 million of intangible assets which are in-process and have not been placed in service, and accordingly amortization on these assets has not commenced.
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
We did not recognize a loss from impairment for the years ended December 31, 2023, 2022, or 2021.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We did not have any material uncertain tax positions at December 31, 2023 or 2022.
Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.
The Tax Cuts and Jobs Act of 2017 (TCJA) enacted on December 22, 2017 included several key provisions impacting the accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax (AMT) system, and made changes to the carryforward of net operating losses beginning on January 1, 2018. The TCJA changed the income tax treatment of research and development expenses requiring such costs to be capitalized and amortized over several years beginning effective January 1, 2022. We recorded a federal tax expense of $5.8 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
Stock-Based Compensation
We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options, restricted stock units (RSUs), and shares issued under our Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees and directors is measured at the grant date, based on the fair-value-based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures when they occur. We recorded stock-based compensation and expense for stock-based awards to employees, directors, and consultants of approximately $53.8 million, $48.9 million, and $37.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Net Income (Loss) Per Share
Basic net income (loss) per common share attributable to Xencor is computed by dividing the net income (loss) attributable to Xencor by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share attributable to Xencor is computed by dividing the net income (loss) attributable to Xencor by the weighted-average number of common stock equivalents outstanding for the period. Potentially dilutive securities consisting of stock issuable pursuant to outstanding options and restricted stock units (RSUs), and stock issuable pursuant to the 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.
Basic and diluted net income (loss) per common share attributable to Xencor is computed as follows:
Basic net income (loss) per common share is computed by dividing the net income or loss attributable to Xencor by the weighted-average number of common shares outstanding during the period.
Potentially dilutive securities were included in the calculation of diluted net income per common share attributable to Xencor for 2021. In 2023 and 2022, we excluded all options and awards from the calculations because we reported net losses in the period, and the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss) attributable to Xencor, Inc.	$(126,087)	$(55,181)	$82,631
Denominator:
Weighted-average common shares outstanding	60,503,283	59,652,461	58,379,641
Basic net income (loss) per common share attributable to Xencor, Inc.	$(2.08)	$(0.93)	$1.42

Diluted
Numerator:
Net income (loss) attributable to Xencor, Inc.	$(126,087)	$(55,181)	$82,631
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	60,503,283	59,652,461	58,379,641
Dilutive effect of employee stock options, RSUs, and ESPP	—	—	2,115,814
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	60,503,283	59,652,461	60,495,455
Diluted net income (loss) per common share attributable to Xencor, Inc.	$(2.08)	$(0.93)	$1.37

For the years ended December 31, 2023 and 2022, all outstanding potentially dilutive securities were excluded from the calculation as the effect of including such securities would have been anti-dilutive. For the year ended December 31, 2021, we excluded 1,196,268 shares of options and RSUs from the calculation of diluted net income per common share because the inclusion of such shares would have had an anti-dilutive effect.
Segment Reporting
The Company determines its segment reporting based upon the way the business is organized for making operating decisions and assessing performance. The Company has only one operating segment related to the development of pharmaceutical products.
2. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2023, 2022, and 2021, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during the year ended December 31, 2023.
3. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of December 31, 2023 and 2022 are summarized below:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$25,520	$—	$—	$25,520
Corporate Securities	228,382	342	(1)	228,723
Government Securities	413,553	1,037	(76)	414,514
	$667,455	$1,379	$(77)	$668,757

Reported as
Cash and cash equivalents				$25,520
Marketable securities				643,237
Total investments				$668,757

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$40,967	$—	$—	$40,967
Corporate Securities	201,752	—	(1,126)	200,626
Government Securities	335,705	3	(5,819)	329,889
	$578,424	$3	$(6,945)	$571,482

Reported as
Cash and cash equivalents				$40,967
Marketable securities				530,515
Total investments				$571,482

The maturities of the Company’s marketable debt securities as of December 31, 2023 are as follows:

	Amortized Cost	Estimated Fair Value
(in thousands)
Mature in one year or less	$497,326	$497,725
Mature within two years	144,609	145,511
	$641,935	$643,236
The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$8,073	$(1)	$—	$—
Government Securities	66,546	(77)	—	—
	$74,619	$(78)	$—	$—

	December 31, 2022
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$132,658	$(1,121)	$3,826	$(5)
Government Securities	324,933	(5,819)	—	—
	$457,591	$(6,940)	$3,826	$(5)
The unrealized losses from the listed securities are due to a change in the interest rate environment and not a change in the credit quality of the securities.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense). Equity securities with a readily determinable fair value and their fair values (in thousands) as of December 31, 2023 and 2022 are as follows:

	Fair Value December 31, 2023	Fair Value December 31, 2022
Astria Common Stock	$5,360	$9,529
INmune Common Stock	21,231	11,954
Viridian Common Stock	15,619	20,948
	$42,210	$42,431
The Company also has an investment in an equity security without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluates such investments at each reporting period for evidence of impairment or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the year ended December 31, 2022, the Company recorded an impairment charge of $0.1 million related to the Astria preferred stock. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of December 31, 2023 and 2022 are as follows:

	Carrying Value December 31, 2023	Carrying Value December 31, 2022
Astria Preferred Stock	$—	$174
Zenas Preferred Stock	64,210	54,209
	$64,210	$54,383
In 2018, the Company received common and preferred stock in Astria (formerly Quellis Biosciences, Inc.) in connection with a licensing transaction. In January 2023, the Company exchanged its preferred shares for additional shares of common stock in Astria. The common stock has a readily determinable fair value, and difference in the fair value of the common stock and the carrying value of the preferred stock has been recorded as a gain in equity securities for the year ended December 31, 2023. The Company accounts for the shares in Astria common stock at their fair value each reporting period and the adjustment in the fair value of the Astria common stock has been recorded in unrealized gain (loss) on equity securities for the year ended December 31, 2023.
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
In 2017, the Company received shares of common stock of INmune Bio, Inc. (INmune) and an option to acquire additional shares of INmune’s common stock in connection with a licensing transaction. In June 2021, the Company entered into an Option Cancellation Agreement with INmune and received $15.0 million in proceeds and an additional shares of INmune common stock in exchange for the initial option. During 2021, the Company determined that it should no longer account for its investment in INmune under the equity method. In September 2021, the Company exercised its second option to purchase 108,000 shares of INmune common stock for $0.8 million and the Company recorded a gain of $0.9 million on the purchase. The Company's current share holdings, which consist of common stock of INmune, have a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock was recorded in gain (loss) on equity securities for the year ended December 31, 2023.
In December 2021, the Company received shares of common stock of Viridian Therapeutics, Inc. (Viridian) in connection with the Viridian Agreement. In December 2022, the Company received additional shares of common stock of Viridian in connection with the Second Viridian Agreement (defined below). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value and the adjustment in the fair value of the shares of Viridian common stock was recorded in gain (loss) on equity securities for the year ended at December 31, 2023.
In 2020, the Company received an equity interest in Zenas BioPharma (Cayman) Limited (Zenas), in connection with the Zenas Agreement (defined below). The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. In 2021, the Company received a warrant to receive equity from Zenas in connection with the Second Zenas Agreement (defined below). In 2021, the Company purchased a convertible promissory note from Zenas. In 2022, the Zenas warrant was exchanged for additional equity in Zenas. In 2022, the convertible note and accrued interest through the conversion date were exchanged for equity shares in Zenas. During 2022, the Company recognized an unrealized gain of $21.9 million from the warrant exchange and the conversion of the promissory note. In 2023, Zenas initiated a Phase 3 trial and we received a milestone of additional equity in Zenas with a fair value of $10.0 million. The Company recorded the additional equity at its fair value. During the year ended December 31, 2023, there was no impairment related to this investment.

Unrealized gains and losses recognized on equity securities (in thousands) during the year ended December 31, 2023 and 2022 consist of the following:

	Year Ended December 31,
	2023	2022	2021

Net (losses) gains recognized on equity securities	$(395)	$23,434	$39,289
Less: net gains recognized on equity securities redeemed	—	—	18,301
Unrealized (losses) gain recognized on equity securities	$(395)	$23,434	$20,988
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
5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
	(in thousands)
Computers, software and equipment	$49,782	$45,159
Furniture and fixtures	158	539
Leasehold and tenant improvements	52,410	41,774
Total gross carrying amount	102,350	87,472
Less accumulated depreciation and amortization	(36,226)	(28,289)
Total property and equipment, net	$66,124	$59,183
Leasehold and tenant improvements consist primarily of leasehold construction at our new Pasadena headquarters.
Depreciation expense related to property and equipment in 2023, 2022, and 2021 was $10.1 million, $7.4 million, and $6.3 million, respectively.
6. Income Taxes
Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for current federal income taxes for the years ended December 31, 2023 and 2022 were $5.8 million and $0.7 million, respectively. There was no provision for taxes for the years ended December 31, 2021. There is no state income tax provision for the years ended December 31, 2023, 2022 and 2021, respectively.

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax	$(25,258)	$(11,447)	$17,352
State and local income taxes	(569)	(615)	783
Research and development credit	(15,821)	(9,366)	(10,492)
Stock-based compensation	3,131	3,384	2,424
Foreign-derived intangible income	(1,188)	(1,449)	—
Other	417	(74)	95
Change in state rate	234	44	2,599
Net change in valuation allowance	44,865	20,196	(12,761)
Income tax provision	$5,811	$673	$—
The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2023 and 2022 is presented below (in thousands):

	December 31,
	2023	2022
Deferred income tax assets
Net operating loss carryforwards	$22,466	$32,898
Research credits	53,198	54,825
Unrealized (gain) loss on securities	(278)	1,573
Capitalized lease assets	6,161	5,564
Accrued compensation	18,172	14,484
Deferred revenue	34,405	3,225
Capitalized research and development costs	45,783	21,338
Gross deferred income tax assets	179,907	133,907
Valuation allowance	(158,099)	(115,010)
Net deferred income tax assets	21,808	18,897
Deferred income tax liabilities
Patent costs	(2,218)	(2,885)
Licensing costs	(136)	(124)
Capitalized legal costs	(6)	(9)
Depreciation	(10,664)	(6,532)
Unrealized gain on securities	(8,784)	(9,347)
Gross deferred income tax liabilities	(21,808)	(18,897)
Net deferred income tax asset	$—	$—
The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. The significant changes made by the TCJA include a reduction in the maximum corporate income tax rate and the requirement that research and development costs incurred after December 31, 2021 to be capitalized and amortized over several years. We have recorded a deferred asset for each year ended December 31, 2023 and 2022, respectively. for such capitalized research and development costs. We have net deferred tax assets relating primarily to capitalized research and development costs, net operating loss carryforwards and research and development tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2023 and 2022. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2023, the valuation allowance increased by $43.1 million. The Company’s tax years starting in 2019 through 2022 remain open to potential examination by the U.S. and state taxing authorities due to carryforwards of net operating losses and income tax credits.
As of December 31, 2023, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $54.2 million and $158.8 million, respectively, and available tax credit carryforwards of approximately $33.6 million for federal income tax purposes and $24.8 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. All of the federal net operating loss carryforwards were incurred prior to January 1, 2018, which are subject to carryforward limitations. To the extent allowed by law, taxing authorities may examine prior periods where net operating losses were carried forwards and were claimed and offset against current year taxable income, and make adjustments up to the amount of the net operating loss carryforward amount.
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
7. Stock-Based Compensation
In 2013 , our Board of Directors and our stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. The 2013 Plan had a ten-year term and would expire on December 3, 2023.
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
The 2013 Plan provided for an automatic increase in the number of shares annually on January 1 by 4% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year. On January 1, 2023, pursuant to approval by the Board, the total number of shares of common stock available for issuance under the 2013 Plan was increased by 2,399,908 shares. The 2023 Plan does not include a provision for an automatic increase in shares, also known as an Evergreen provision.
As of December 31, 2023, the total number of shares of common stock available for issuance under the 2023 Plan was 19,434,971, which includes 16,932,548 shares of common stock that were available for issuance under the Prior Plans as of the effective date of the 2023 Plan. As of December 31, 2023, a total of 16,616,038 options have been granted under the 2013 Plan and 2023 Plan.
As of December 31, 2023, the Company has awarded 2,994,168 RSUs to certain employees pursuant to the 2013 Plan and 2023 Plan. Vesting of these awards will be annually over equal installments, either a two or three-year vesting period, and is contingent on continued employment terms. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.
In November 2013, our Board of Directors and stockholders approved the 2013 Employee Stock Purchase Plan (2013 ESPP), which became effective as of December 5, 2013. Under the ESPP our employees may elect to have between 1-15% of their compensation withheld to purchase shares of the Company’s common stock at a discount. The ESPP had an initial two-year term that included four six-month purchase periods, and employee withholding amounts could be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and, pursuant to the provisions of the ESPP, subsequent two-year terms began automatically upon the end of the previous term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s common stock price at the initial offering date or 85% of the Company’s stock price at each purchase date.

As of December 31, 2023, the total number of shares of common stock available for issuance under the ESPP is 1,041,340. Under the 2013 ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. Pursuant to approval by our board, the total number of shares of common stock available for issuance under the ESPP was increased by 599,977 shares on January 1, 2023.
As of December 31, 2023, we have issued a total of 733,478 shares of common stock under the ESPP.
Total employee, director and non-employee stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
General and administrative	$19,239	$17,281	$12,813
Research and development	34,516	31,632	24,162
	$53,755	$48,913	$36,975

	Year Ended December 31,
(in thousands)	2023	2022	2021
Stock options	$29,345	$29,758	$27,909
ESPP	1,243	1,174	992
RSUs	23,167	17,981	8,074
	$53,755	$48,913	$36,975
Information with respect to stock options outstanding is as follows:

	December 31,
	2023	2022	2021
Exercisable options	7,761,829	6,679,948	5,576,430
Weighted average exercise price per share of exercisable options	$28.79	$26.99	$24.15
Weighted average grant date fair value per share of options granted during the year	$15.98	$15.45	$21.65
Options available for future grants	6,801,945	3,622,319	3,597,371
Weighted average remaining contractual life	6.03	6.30	6.65

The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Balances at December 31, 2020	7,751,789	$26.23	7.00	$134,941
Options granted	1,827,234	41.22
Options forfeited	(382,454)	36.15
Options exercised(3)	(520,240)	23.61
Balances at December 31, 2021	8,676,329	29.11	6.65	$100,057
Options granted	2,135,233	29.45
Options forfeited	(533,435)	34.09
Options exercised(3)	(195,485)	18.46
Balances at December 31, 2022	10,082,642	29.12	6.30	$27,141
Options granted	2,080,732	30.02
Options forfeited	(676,005)	33.19
Options exercised(3)	(344,383)	9.91
Balances at December 31, 2023	11,142,986	$29.60	6.03	$9,977
As of December 31, 2023
Options vested and expected to vest	11,142,986	$29.60	6.03	$9,977
Exercisable	7,761,829	$28.79	4.90	$9,907
______________________________
(1)The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2023 and 2022.
(3)The total intrinsic value of stock options exercised was $4.8 million, $1.6 million, and $9.2 million for the years ended December 31, 2023, 2022 and 2021 respectively.

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
The fair value of employee stock options was estimated using the following weighted average assumptions for the years ended December 31, 2023, 2022 and 2021:

Options
	2023	2022	2021
Common stock fair value per share	$20.14 - 36.02	$19.74- 38.08	$30.65 - 49.47
Expected volatility	49.75% - 52.48%	51.51% - 54.36%	53.91% - 56.82%
Risk-free interest rate	3.50% - 4.55%	1.57% - 4.34%	0.47% - 1.33%
Expected dividend yield	—	—	—
Expected term (in years)	6.00 - 6.59	6.00 - 7.65	6.00 - 7.65

ESPP
	2023	2022	2021
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	38.24% - 55.72%	43.19% - 55.72%	46.08% - 66.37%
Risk-free interest rate	0.13% - 5.39%	0.13% - 4.72%	0.04% - 1.65%
Expected dividend yield	—	—	—
The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2023, 2022, and 2021 was determined using a blended volatility by examining the historical volatility for industry peer companies and the volatility of our stock from the effective date that our shares were publicly traded on a national stock exchange.
We determined the average expected life of stock options based on the anticipated time period between the measurement date and the exercise date by examining the option holders’ past exercise patterns.
The risk-free interest rate assumption is based on the U.S. Treasury instruments, for which the term was consistent with the expected term of our stock options.
The expected dividend assumption is based on our history and expectation of dividend payouts. We have not paid dividends and did not have any dividend payout at December 31, 2023.
The following table summarizes RSU activity for the years ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Unit)
Unvested at December 31, 2020	358,825	$33.04
Granted	670,700	39.11
Vested	(151,555)	32.76
Forfeited	(51,822)	36.68
Unvested at December 31, 2021	826,148	$37.79
Granted	875,330	29.45
Vested	(341,073)	37.37
Forfeited	(127,854)	33.66
Unvested at December 31, 2022	1,232,551	$32.41
Granted	994,351	30.33
Vested	(558,066)	33.61
Forfeited	(178,796)	31.64
Unvested at December 31, 2023	1,490,040	$30.66
As of December 31, 2023 and 2022, the unamortized compensation expense related to unvested stock options was $49.2 million and $52.6 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.39 years. At December 31, 2023 and 2022, the unamortized compensation expense was $1.8 million and $1.2 million respectively under our ESPP. The remaining unamortized expense will be recognized over the next 1.94 years. At December 31, 2023 and 2022, the unamortized compensation expense related to unvested restricted stock units was $29.6 million and $28.3 million, respectively. The remaining unamortized compensation expense will be recognized over the next 1.90 years.
8. Leases
The Company leases office and laboratory space in Monrovia, California under two separate leases; one lease expired in January 2023, and a second lease will expire in December 2025. The second lease includes an option to renew for an additional five years at then market rates. The initial lease expired in January 2023, and the Company has assessed that it is unlikely to exercise the lease term extension option for the second lease that will expire in December 2025. For the year ended December 31, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company leases additional office space in San Diego, California under a lease that expired December 31, 2023.
In August 2023, the Company entered into a Sublease Agreement for office space in San Diego, California. The term of the Sublease Agreement begins in September 2023 and ends in December 2027. For the year ended December 31, 2023, ROU assets obtained in exchange for new operating lease liabilities were $2.5 million. In connection with the Sublease Agreement, the Company provided a $0.4 million Letter of Credit (LOC) to the landlord. The Letter of Credit will decline ratably over the term of the lease. In connection with the LOC, Company entered into a Cash Collateral Agreement for $0.4 million, which is classified as restricted cash in the Consolidated Balance Sheets.
In June 2021, the Company entered into an 18-month lease for office space in Monrovia, California. The lease began August 1, 2021 and terminated January 31, 2023. For the year ended December 31, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
In June 2021, the Company entered into an Agreement of Lease (the Halstead Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California. The term of the Halstead Lease became effective in two phases. The first phase commenced on July 14, 2021 and encompasses 83,083 square feet while the second phase commences no later than July 1, 2025 and encompasses an additional 46,460 square feet. The term of the Halstead Lease is 13 years from the first phase commencement date. The Company received delivery of the first phase premises on July 1, 2021 and completed construction of office, laboratory, and related improvements in 2023. The Company placed the new facility into service in February 2023. The Halstead Lease provides the Company with improvement allowances of up to $17.0 million and $3.3 million in connection with the Phase 1 and Phase 2 building improvements, respectively. The initial base monthly rent is $386,336, or $4.65 per square foot, and includes increases of three percent annually. The Company will also be responsible for its proportionate share of operating expenses, tax expense, and utility costs.
In July 2021, the Halstead Lease was amended to clarify the start date of the new lease to August 1, 2022 and to amend other provisions of the Halstead Lease to reflect the new start date of the lease. In August 2022, the Halstead lease was amended to increase the amount of the tenant allowance by $5.0 million with a corresponding increase in total rental payments. The Company is eligible to receive total tenant allowance under the lease for the phase 1 space of $22.0 million and the initial base rent is increased to $416,246, or $5.01 per square foot. The second phase premises was made available on December 1, 2022. For the year ended December 31, 2023, there were no ROU assets obtained in exchange for new operating lease liabilities.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2023 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
2024	$6,128
2025	8,022
2026	9,238
2027	9,560
2028	9,076
Thereafter	66,435
Total undiscounted lease payments	108,459
Less: Tenant allowance	(3,252)
Less: Imputed interest	(42,747)
Present value of lease payments	$62,460

Lease liabilities - short-term	$3,435
Lease liabilities - long-term	59,025
Total lease liabilities	$62,460
The following table summarizes lease costs, cash, and other disclosures for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021

Operating lease cost	$8,459	$6,588	$4,342
Variable lease cost	906	506	58
Total lease costs	$9,365	$7,094	$4,400
Cash paid for amounts included in
the measurement of lease liabilities	$3,253	$2,869	$2,773
Weighted-average remaining lease term
—operating leases (in years)	11.0	12.0	12.3
Weighted-average discount rate
—operating leases	8.9%	8.9%	5.8%
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
These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since we have not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. We are not aware of any potential claims and we did not record a liability as of December 31, 2023 and 2022.
10. Collaboration and Licensing Agreements
Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2023, 2022, and 2021. The revenue reported for each agreement has been adjusted to reflect the adoption of ASC 606 for each period presented.
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
The Company is eligible to receive royalties based on a percentage of net sales of such products sold by Alexion, its affiliates, or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.
In 2022 and 2021, the Company recorded royalty revenue of $29.4 million and $22.2 million, respectively in connection with reported net sales of Ultomiris by Alexion.
In 2023, Alexion completed certain sales milestones for Ultomiris, and the Company received a milestone payment of $20.0 million and recorded royalty revenue of $38.6 million on net sales.
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for an upfront payment of $192.5 million. Included in the proceeds is $29.5 million of accounts receivable the Company sold for royalties and milestone receivable recorded at September 30, 2023. For the year ended December 31, 2023, the Company earned and recognized $38.6 million in royalty revenue, $6.2 million of which was non-cash royalty revenue under the Ultomiris Royalty Sale Agreement
The total revenue recognized under this arrangement was $58.6 million, $29.4 million, and $22.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there is no receivable and no deferred revenue related to this agreement.
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
Astellas has advanced an antibody that was delivered into development, and we received a milestone related to the candidate in 2020. Astellas advanced the candidate into Phase 1 studies in 2022 and we received a $5.0 million milestone. No revenue was recognized for the year ended December 31, 2023 or 2021.The Company recognized $5.0 million of revenue for the year ended December 31, 2022 under the agreement. There is no deferred revenue as of December 31, 2023.
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
In January 2021, Quellis merged into Astria (formerly Catabasis), and the Company received common stock and preferred stock of Aastria in exchange for its equity in Quellis. The Company recognized an increase in the fair value of its equity interest for the exchange of shares, which was recorded as unrealized gain for the three months ended March 31, 2021. In June 2021, a portion of the Company’s preferred stock in Astria was converted to common stock. The remaining Astria preferred stock was converted to common stock in 2023. The Company recorded an impairment charge of $0.1 million and $0.8 million for its investment in Astria preferred stock for the year ended December 31, 2022 and 2021, respectively.
The Company recognized unrealized (loss) gain of $(4.3) million, $6.1 million, and $4.5 million related to its equity interest in Astria for the years ended December 31, 2023, 2022, and 2021 respectively. There is no deferred revenue as of December 31, 2023 related to this agreement.
Genentech, Inc., and F. Hoffmann-La Roche Ltd.
In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including XmAb306, the Company’s IL-15/IL15Rα-Fc candidate.
Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306 and we share in 45% of development and commercialization costs of Collaboration Products, and we are eligible to share in 45% of net profits and losses from the sale of approved products. However, in the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech will assume sole responsibility over all clinical, regulatory and commercial activities. We are eligible to receive up to $600.0 million in milestones, including $115.0 million in development milestones, $185.0 million in regulatory milestones and $300.0 million in sales-based milestones and tiered royalties ranging from low double-digit to mid-teens percentages.
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
No revenue was recognized for the years ended December 31, 2023, and 2022. For the year ended December 31, 2021, we recognized $2.5 million of income from the Genentech Agreement. As of December 31, 2023, there was a $3.3 million payable related to cost-sharing development activities during the fourth quarter of 2023. There is no deferred revenue as of December 31, 2023.
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
The Company recognized $6.0 million in milestone revenue for the year ended December 31, 2023. No revenue was recognized for the years ended December 31, 2022 and 2021. There is no deferred revenue as of December 31, 2023 related to this agreement.
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
In June 2021, the Company entered into the First Amendment to License Agreement (the Amended INmune Agreement) and an Option Cancellation Agreement (the Option Agreement) with INmune.The Option Agreement provided for the sale of the initial option to INmune for the total consideration of $18.3 million which includes $15.0 million in cash and additional shares of INmune common stock. The Company recorded a realized gain of $18.3 million according to ASC 860, Transfer and Servicing, and recorded the additional shares of INmune common stock according to ASC 321, Investments – Equity Securities.
During 2021, the Company determined that it should no longer record its investment in INmune under the equity method and recorded its investment in INmune pursuant to ASC 321. The Company adjusted the carrying value of this investment by recognizing an unrealized gain of $27.8 million as other income during 2021.
During 2021, the Company exercised its second to purchase additional shares of INmune common stock for $0.8 million, and the Company recognized an unrealized gain of $2.0 million, which consists of $1.1 million of fair value of the option and $0.9 million gain on the purchase.
For the year ended December 31, 2023, the Company recorded $9.3 million of unrealized gain related to its investment in INmune. For the year ended December 31, 2022, the Company recorded $7.3 million of unrealized loss related to its investment in INmune. For the year ended December 31, 2021, the Company recorded $15.1 million of unrealized gain and $18.3 million of realized gain related to its investment in INmune. No revenue was recognized for the years ended December 31, 2023, 2022, or 2021.
Janssen Biotech, Inc., a Johnson & Johnson company
J&J Agreement
In November 2020, the Company entered into a Collaboration and License Agreement (the J&J Agreement) with Janssen Biotech, Inc., a Johnson & Johnson company, pursuant to which Xencor and J&J conducted research and development activities to discover novel CD28 bispecific antibodies for the treatment of prostate cancer. Xencor together with J&J conducted joint research activities to discover XmAb bispecific antibodies against CD28 and against an undisclosed prostate tumor-target with J&J maintaining exclusive worldwide rights to develop and commercialize Licensed Products identified from the research activities.
Under the J&J Agreement, the Company conducted research activities and apply its bispecific Fc technology to antibodies targeting prostate cancer provided by J&J. Upon completion of the research activities Janssen will have a candidate selection option to advance an identified candidate for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. J&J will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. Pursuant to the J&J Agreement, the Company received an upfront payment and is eligible to receive development, regulatory and, sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.
Pursuant to the J&J Agreement, upon development of a bispecific candidate by J&J through proof of concept, we have the right to opt-in to fund 20% of development costs and to perform 30% of detailing efforts in the U.S. If we exercise this right, we will be eligible to receive tiered royalties in the low-double digit to mid-teen percentage range.
The Company allocated the transaction price to the single performance obligation, delivery of CD28 bispecific antibodies to J&J.
The Company recognized the $50.0 million transaction price as it satisfied its performance obligation to deliver CD28 bispecific antibodies to J&J. The Company recognized revenue related to the performance obligation over the expected period of time to complete and deliver the CD28 bispecific antibodies to J&J using the expected input method which considers an estimate of the Company’s efforts to complete the research activities outlined in the J&J Agreement.
In November 2021, the Company completed its performance obligations under the research activities and delivered CD28 bispecific antibodies to J&J. In December 2021, J&J selected a bispecific CD28 candidate for further development, and we received a milestone of $5.0 million. For the year ended December 31, 2021 the Company recognized as revenue the $50.0 million transaction price in connection with the completion of the research activities and the $5.0 million milestone for selection of an antibody candidate by J&J. No revenue was recognized under this agreement for the year ended December 31, 2022. In 2023, J&J completed filing of regulatory submission for a CD28 candidate and initiated Phase 1 clinical trial, and the Company received $17.5 million in milestone payments. For the year ended December 31, 2023, the Company recognized $17.5 million in milestones under the J&J Agreement. There is no deferred revenue related to the Agreement at December 31, 2023.
Second J&J Agreement
On October 1, 2021, the Company entered into a second Collaboration and License Agreement (the Second J&J Agreement) with J&J pursuant to which the Company granted J&J an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 development candidate, and pursuant to which Xencor and J&J will conduct research and development activities to discover novel CD28 bispecific antibodies. The parties will conduct joint research activities for up to a two-year period to discover XmAb bispecific antibodies against CD28 and undisclosed B cell tumor-targets with J&J receiving exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such discovered antibodies (CD28 Licensed Antibodies). The Agreement became effective on November 5, 2021.
Pursuant to the Second J&J Agreement, the Company received an upfront payment of $100.0 million and is eligible to receive up to $1,187.5 million in milestones which include $289.4 million in development milestones, $378.1 million in regulatory milestones and $520.0 million in sales milestones. Under the terms of the Stock Purchase Agreement, Johnson & Johnson Innovation, JJDC, Inc. (JJDC), agreed to purchase $25.0 million of newly issued unregistered shares of the Company’s common stock, priced at a 30-day volume-weighted average price of $33.4197 per share as of October 1, 2021. The Company issued JJDC 748,062 shares of its common stock which had a fair market value of $28.9 million when the shares were transferred.
The Company will collaborate with J&J on further clinical development of plamotamab with J&J and share development costs with J&J paying 80% and the Company paying 20% of certain development costs.
The Company is generally responsible for conducting research activities under the Second J&J Agreement, and J&J is generally responsible for all development, manufacturing, and commercialization activities for CD28 Licensed Antibodies that are advanced.

Under the Second J&J Agreement, the Company granted J&J an exclusive worldwide right to its plamotamab program and the Company will conduct research activities and apply its CD28 bispecific Fc technology to antibodies targeting B-cells. Upon completion of the research activities J&J will have options to advance up to four identified candidates for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. J&J will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.
The Company evaluated the Second J&J Agreement under the provisions of ASC 606. We have determined that J&J is a customer for purposes of the delivery of specific performance obligations under the Second Janssen Agreement and applied the provisions of ASC 606 to the transaction.
The Company identified the following performance obligations under the Second Janssen Agreement:
(i)the license to the plamotamab program, and
(ii)research services during a two-year period to create up to four CD28 bispecific candidates targeting B-cell antigens.
The Company determined that the license and the research services are separate performance obligations because they are capable of being distinct and are distinct in the context of the Second J&J Agreement.
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
The Company determined that the transaction price of the Second J&J Agreement at inception was $96.1 million consisting of the $100.0 million upfront payment reduced by the $3.9 million discount on the proceeds received from the sale of Company common stock to J&J. The potential milestones are not included in the transaction price as these are contingent on future events and the Company would not recognize these in revenue until it is not probable that these would not result in significant reversal of revenue amounts in future periods. The Company will re-assess the transaction price at each reporting period and when event outcomes are resolved or changes in circumstances occur.
The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $58.5 million allocated to the license to the plamotamab program and $37.6 million allocated to the research services.
The Company recognized the $58.5 million allocated to the license when it satisfied its performance obligation and transferred the license to J&J in November 2021. The $37.6 million allocated to the research services is being recognized over a period of time through the end of the research term that services are rendered as we determine that the input method is the appropriate approach to recognize income for such services. The Company completed its performance obligations under the research agreement in December 2023.
During 2023, J&J exercised its options on three CD28 candidates developed under the collaboration, and it completed regulatory submissions for a selected candidate and initiated a Phase 1 study for it. During the year ended December 31, 2023, we received $30.0 million in milestone revenue and recognized $30.3 million in revenue related to completion of the research services. A total of $30.3 million, $7.0 million, and $0.3 million of revenue related to the research services was recognized in each of the years ended December 31, 2023, 2022, and 2021, respectively.
The Company recognized $77.8 million, $7.0 million, and $113.8 million of revenue related to the two J&J agreements for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was a $2.9 million receivable related to cost-sharing development activities during the fourth quarter of 2023. There is no in deferred revenue as of December 31, 2023 related to our obligation to complete research activities and deliver CD28 bispecific antibodies under the Second J&J Agreement.

MorphoSys AG/Incyte Corporation
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
On November 3, 2023, the Company entered into the Monjuvi Royalty Sale Agreement with OMERS, pursuant to which OMERS acquired the rights to certain royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi in exchange for an upfront payment of $22.5 million. The upfront payment included $2.2 million of accounts receivable we recorded as a royalty receivable at September 30, 2023. The payment for the receivable was received by OMERS.
In February 2024, Incyte Corporation acquired exclusive global development and commercialization rights to tafasitamab.
The Company recognized a total of $8.7 million and $7.8 million of royalty revenue on net sales of Monjuvi for the years ended December 31, 2023 and 2022. Of the $8.7 million royalty revenue earned in 2023, $2.1 million was non-cash royalty revenue from the Monjuvi Royalty Sale Agreement.The Company recognized a total of $12.5 million of milestone revenue related to clinical studies and royalties of $5.9 million on net sales of Monjuvi for the year ended December 31, 2021. As of December 31, 2023, the Company has no deferred revenue related to this agreement and has recorded a receivable of $2.1 million for royalties due.
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

No revenue was recognized during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company recognized $43.1 million of revenue. There is no receivable and no deferred revenue as of December 31, 2023 related to the arrangement.
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
During 2023, Omeros advanced a candidate that incorporates the Company's Xtend Fc technology into a Phase 2 study, and the Company received a $5.0 million milestone. The Company recognized $5.0 million of revenue related to the Omeros Agreement for the year ended December 31, 2023. There was no revenue recognized for the years ended December 31, 2022 and 2021. There is no deferred revenue as of December 31, 2023 related to this agreement.
Vir Biotechnology, Inc.
In 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.
In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir developed as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibody, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range.Vir and its marketing partner, GSK, began recording sales for sotrovimab beginning in June 2021. In 2023, 2022, and 2021, we recognized royalty revenue of $2.2 million, $114.9 million, and $52.2 million, respectively related to this agreement.
In June 2021, Vir announced its plan to initiate a Phase 2 study for VIR-3434 and subsequently completed dosing of the first patient in such study in July 2021. The Company recorded a $0.5 million contract asset in connection with this milestone event, and the payment was received in August 2021. In October 2022, Vir completed dosing of the first patient in Phase 2 study for VIR-2482, and the Company recorded $0.5 million revenue in connection with this milestone event.
The Company recognized $2.2 million, $115.4 million, and $52.7 million of revenues related to the agreement for the years ended December 31, 2023, 2022, and 2021, respectively. There is no deferred revenue as of December 31, 2023 related to this agreement. As of December 31, 2023, the Company has recorded a receivable of $0.6 million for royalties due related to this agreement.
Viridian Therapeutics, Inc.
In December 2020, we entered into a Technology License Agreement (Viridian Agreement) with Viridian Therapeutics, Inc. (Viridian), in which we provided Viridian a non-exclusive license to our Xtend Fc technology and an exclusive license to apply our Xtend Fc technology to antibodies targeting IGF-1R. We received an upfront payment of shares of Viridian common stock originally valued at $6.0 million and are eligible to receive development, regulatory and sales milestones. We are also eligible to receive royalties in the mid-single digit percentage range on net sales of approved products.
The Company allocated $6.0 million of the transaction price to the licenses to the Xtend Fc technology and recognized income for the licenses at inception of the arrangement when Viridian began benefiting access to it.
During 2023, Viridian terminated the license agreement.
In December 2021, we entered into a second Technology License Agreement (Second Viridian Agreement) with Viridian for a non-exclusive license to certain antibody libraries developed by us. Under the Second Viridian Agreement,

Viridian received a one-year research license to review the antibodies and the right to select up to three antibodies for further development. We received an upfront payment shares of Viridian common stock originally valued at $7.5 million and are eligible to receive up to $24.8 million in milestones, which include $1.8 million in development milestones, $3.0 million in regulatory milestones and $20.0 million in sales milestones in addition to royalties on net sales of approved products under the Second Viridian Agreement.
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
In 2023, the research term under the second Viridian license expired.
No revenue related to the Viridian Agreement was recognized for the years ended December 31, 2023 and 2022. The Company recognized $7.5 million of revenue related to the Viridian Agreement for the year ended December 31, 2021. There is no deferred revenue as of December 31, 2023 related to this agreement.
Zenas BioPharma, Inc.
In November 2020, the Company entered into a License Agreement (Zenas Agreement) with Zenas BioPharma (Cayman) Limited, now Zenas BioPharma, Inc., (Zenas) pursuant to which the Company granted Zenas exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates: XmAb6755, Xpro9523, and XmAb10171. The Company received an upfront payment in equity in Zenas with a fair value of $16.1 million and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.
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
In November 2022, Zenas completed a financing transaction, pursuant to which a warrant to purchase Zenas equity that was held by the Company was automatically exercised, and a convertible note issued to the Company by Zenas was automatically converted with both converting into shares of Zenas’ preferred stock. After the financing transaction, we continued to record our investment in Zenas at fair value adjusted at each reporting period for impairment or other evidence of change in value. The equity shares in Zenas received from exercise of the warrant and conversion of the notes have an estimated fair value of $34.5 million and $7.7 million, respectively. As a result of the Zenas financing transaction, the estimated fair value of our investment in equity securities increased by $17.9 million. In 2022, this amount has been recorded in other income.
In 2023, Zenas initiated a Phase 3 study with obexelimab, and we received additional equity in Zenas as a milestone payment. We recorded milestone revenue of $10.0 million, which is the fair value of the equity shares at the date of issuance.
No revenue was recognized for the year ended December 31, 2022. The Company recognized $10.0 million and $14.9 million of revenue related to the two Zenas Agreements for the years ended December 31, 2023 and 2021, respectively. There is no deferred revenue as of December 31, 2023 related to this agreement.
Technology License Agreement and Services Agreement with Gale Therapeutics Inc.
In the fourth quarter of 2023, the Company formed a subsidiary, Gale Therapuetics Inc. (Gale), to develop novel drug candidates with its Fc technologies. On December 19, 2023, the Company entered into the Gale License Agreement and the Gale Services Agreement with Gale. Under the Gale License Agreement, Gale received an exclusive license to certain preclinical candidates and related Xencor technologies. The Company also has an option on future compounds Gale will develop. Under the Gale Services Agreement, the Company will provide research and development services as well as accounting and administrative support. Pursuant to the Gale Agreement, the Company acquired a majority stake in Gale. The Company is deemed to be the primary beneficiary of Gale, a VIE, and they are under common control; therefore, the assets, liabilities and non-controlling interests of Gale are initially recorded at their previous carrying amounts, with no adjustment to current fair values and no gain or loss is recognized. The value of the preclinical assets and technology had no value on Xencor's financial statements, and the license to Gale at inception had no carrying value. The Company would not recognize license revenue related to the transfer for the year ended December 31, 2023. Total charges under the Services Agreement during 2023 of $1.0 million have been eliminated in consolidation.

Revenue Earned
The $168.3 million, $164.6 million, and $275.1 million of revenue recorded for the years ended December 31, 2023, 2022, and 2021, respectively, were earned principally from the following licensees (in millions):

	Year Ended December 31,
	2023	2022	2021
Alexion	58.6	29.4	22.2
Astellas	—	5.0	—
Genentech	—	—	2.5
Gilead	6.0	—	—
Janssen	77.8	7.0	113.8
MorphoSys	8.7	7.8	18.4
Novartis	—	—	43.1
Omeros	5.0	—	—
Vir	2.2	115.4	52.7
Viridian	—	—	7.5
Zenas	10.0	—	14.9
Total	$168.3	$164.6	$275.1
The table below summarizes the disaggregation of revenue recorded for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Research collaboration	$30.3	$7.0	$93.0
Milestone	88.5	5.5	21.0
Licensing	—	—	80.8
Royalties	49.5	152.1	80.3
Total	$168.3	$164.6	$275.1
Remaining Performance Obligations and Deferred Revenue
There is no remaining performance obligation under the Company's arrangements as of December 31, 2023. The Company's performance obligation as of December 31, 2022 was completing research activities pursuant to the Second J&J Agreement. As of December 31, 2022, we have deferred revenue of $30.3 million. All of the deferred revenue was classified as short term as of December 31, 2022, as the Company’s obligations to perform research services are due on demand when requested by J&J under the Second J&J Agreement.
11. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Ultomiris Royalty Sale Agreement. Pursuant to the Ultomiris Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties and milestones earned after July 1, 2023 associated with the existing license relating to Ultomiris® (ravulizumab) in exchange for an upfront payment of $192.5 million.
Pursuant to the Ultomiris Royalty Sale Agreement and subject to the Company’s existing license with Alexion, OMERS has acquired the right to receive: (i) 100% of royalties payable on past and potential sales related to Ultomiris® that occur from July 1, 2023 through December 31, 2025; (ii) up to $35.0 million annually in royalties on potential sales related to Ultomiris® that occur from January 1, 2026 through December 31, 2028 with any royalties in excess of $35.0 million reverting to the Company; (iii) up to $12.0 million annually in royalties on potential sales related to Ultomiris® that occur from and after January 1, 2029, with any royalties in excess of $12.0 million reverting to the Company; and (iv) $18.0 million of a certain potential sales based milestone payment pursuant to the existing license with Alexion. OMERS will pay an additional $12.0 million in 2024 to the Company if certain potential sales based milestones have been reached.
The Company determined that $29.5 million of the upfront payment is for a recorded receivable for royalties and a milestone earned in the third quarter of 2023 and $163.0 million is for the sale of future royalties. The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be recorded as deferred income on the balance sheets as none of the criteria for classification as debt had been met in accordance with ASC 470. The Company records the non-cash royalty revenue under the “units-of-revenue” method in the consolidated statements of income (loss). For the year ended December 31, 2023, the Company recognized $6.2 million of non-cash royalty revenue.
Monjuvi Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Monjuvi Royalty Sale Agreement. Pursuant to the Monjuvi Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi®/Minjuvi® (tafasitamab-cxix) in exchange for an upfront payment of $22.5 million.
Pursuant to the Monjuvi Royalty Sale Agreement and subject to the Company’s existing license with MorphoSys, OMERS has acquired the right to receive up to $29.3 million in royalties earned after July 1, 2023 related to sales of Monjuvi®/Minjuvi®, with any royalties in excess of $29.3 million paid to OMERS reverting to the Company.
The Company determined that $2.2 million of the upfront payment is for a recorded receivable for royalties earned in the third quarter of 2023 and $20.3 million is from the sale of future royalties. The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470. As of December 31, 2023, the estimated effective rate under the agreement was 21.1%. The Company will reassess the estimate of total future royalty payment and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the year ended December 31, 2023, the Company recognized $2.1 million of non-cash royalty revenue and $0.7 million of non-cash interest expense.
The following table shows the activity within debt for the year ended December 31, 2023 (in thousands):

December 31, 2023

Beginning balance of debt related to sale of future royalties	$—
Proceeds from sale of future royalties	20,293
Royalties paid to OMERS	—
Non-cash interest expense recognized	681
Ending balance of debt related to sale of future royalties	$20,974

Debt - short-term	6,332
Debt - long-term	14,642
Total debt	$20,974

12. 401(k) Plan
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

Employer contributions made for the years ended December 31, 2023, 2022, and 2021 were $1.7 million, $1.4 million, and $1.1 million, respectively.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control—Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation in Internal Control over Financial Reporting
RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2023 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Annual Report.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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
The other information required by this item and not set forth above will be set forth in our 2024 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.
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

3.Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 11, 2013).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's 10-K filed with the SEC on February 27, 2023).

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

10.23
Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 5, 2020).

10.24
Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.25
First Amendment to the Research and License Agreement, dated November 22, 2019, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.26
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

10.31*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2021).

10.32
Second Amendment to the Collaboration and License Agreement, dated June 30, 2021, by and between the Company and Genentech, Inc., and F. Hoffmann-La Roche LTD (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.33
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

10.35†
Collaboration and License Agreement, dated October 1, 2021, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed with the SEC on February 24, 2022).

10.36
First Amendment to Office Lease, dated May 19, 2022, by and between the Company and PRII High Bluffs LLC and Collins Corporate Center Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2022).

10.37
Second Amendment to Lease, dated August 2, 2022, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 7, 2022).

10.38
Sixth Amendment to Lease, dated November 14, 2022, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.39	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.40
Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S 1, as amended (File No. 333 191689), originally filed with the SEC on October 11, 2013).

10.41†
First Amendment to Option and License Agreement dated June14, 2019 by and between the Company and Alexion Pharma Holding (as successor to Alexion Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.42 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.42†
Second Amendment to Option and License Agreement dated November 28, 2022 by and between the Company and Alexion Pharma International Operations Limited (as successor to Alexion Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.43
Sales Agreement dated February 27, 2023 by and between the Registrant and SVB Securities LLC (incorporated by reference in Exhibit 1.2 to the Company's Form S-3ASR filed with the SEC on February 27, 2023).

10.44*
Xencor, Inc. 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Stockholders of the Registrant, filed with the SEC on April 26, 2023).

10.45
First Amendment to Collaboration and License Agreement, dated January 30, 2023, by and between the Company and Janssen Biotech, Inc. (incorporated by reference in Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2023).

10.46*
Executive Employment Agreement Addendum dated November 7, 2023 by and between the Company and Celia Eckert (incorporated by reference in Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 8, 2023).

10.47*
Executive Employment Agreement Addendum dated November 7, 2023 by and between the Company and Nancy Valente (incorporated by reference in Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 8, 2023).

10.48#	Amended and Restated Collaboration and License Agreement, executed on November 14, 2023 and effective as of June 1, 2024, by and between the Company and Genentech, Inc. and F. Hoffmann-La Roche Ltd,

23.1#	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1#**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#	Xencor, Inc. Compensation Recovery Policy

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
#    Filed herewith

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

Xencor, Inc.

Date: February 28, 2024	By:	/s/ BASSIL I. DAHIYAT, PH.D.
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

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Bassil I. Dahiyat, Ph.D.

/s/ JOHN J. KUCH	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
John J. Kuch

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 28, 2024
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 28, 2024
Kurt Gustafson

/s/ KEVIN C. GORMAN, PH.D.	Director	February 28, 2024
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 28, 2024
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 28, 2024
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 28, 2024
Dagmar Rosa-Bjorkeson

/s/ BARBARA KLENCKE	Director	February 28, 2024
Barbara Klnecke