Form 10-Q
period 2024-03-31
Xencor Inc
filed 2024-05-09
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2024
Common stock, par value $0.01 per share	61,662,550

Xencor, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2024
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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
•our partners' abilities to advance drug candidates into, and successfully complete, clinical trials;
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
The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and this Quarterly Report on Form 10-Q. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,034	$53,790
Marketable debt securities	460,367	497,725
Marketable equity securities	44,535	42,210
Accounts receivable	9,580	11,290
Prepaid expenses and other current assets	16,736	18,145
Total current assets	562,252	623,160
Property and equipment, net	63,540	66,124
Patents, licenses, and other intangible assets, net	18,852	18,663
Restricted cash	382	380
Marketable debt securities - long term	154,960	145,512
Marketable equity securities - long term	43,560	64,210
Right of use (ROU) asset	40,211	33,995
Other assets	498	648
Total assets	$884,255	$952,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,011	$13,914
Accrued expenses	13,491	23,564
Income tax payable	5,782	5,782
Lease liabilities	2,079	3,435
Deferred income	34,088	31,682
Debt	7,951	6,332
Total current liabilities	79,402	84,709
Lease liabilities, net of current portion	66,810	59,025
Deferred income, net of current portion	113,367	125,183
Debt, net of current portion	12,489	14,642
Total liabilities	272,068	283,559
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2024 and December 31, 2023; 61,634,685 issued and outstanding at March 31, 2024 and 60,998,191 issued and outstanding at December 31, 2023	617	611
Additional paid-in capital	1,144,468	1,131,266
Accumulated other comprehensive (loss) income	(154)	1,291
Accumulated deficit	(532,405)	(464,372)
Total stockholders’ equity attributable to Xencor, Inc.	612,526	668,796
Non-controlling interest	(339)	337
Total stockholders’ equity	612,187	669,133
Total liabilities and stockholders’ equity	$884,255	$952,692
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenue
Collaborations, milestones, and royalties	$12,805	$18,962
Operating expenses
Research and development	56,873	65,552
General and administrative	13,787	14,154
Total operating expenses	70,660	79,706
Loss from operations	(57,855)	(60,744)

Other income (expenses)
Interest income, net	7,471	2,892
Other expense, net	—	(13)
Impairment on equity securities	(20,650)	—
Gain (loss) on equity securities, net	2,325	(2,898)
Total other expense, net	(10,854)	(19)

Net loss	(68,709)	(60,763)

Net loss attributable to non-controlling interest	(676)	—
Net loss attributable to Xencor, Inc.	$(68,033)	$(60,763)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.11)	$(1.02)

Basic and diluted weighted average common shares outstanding	61,212,324	59,771,674
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Net loss	(68,709)	(60,763)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	(1,445)	3,327
Comprehensive loss	(70,154)	(57,436)
Comprehensive loss attributable to non-controlling interest	(676)	—
Comprehensive loss attributable to Xencor, Inc.	$(69,478)	$(57,436)
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2023	60,998,191	$611	$1,131,266	$1,291	$(464,372)	$337	$669,133
Issuance of common stock upon exercise of stock awards	152,682	1	1,786	—	—	—	1,787
Issuance of restricted stock units	483,812	5	(5)	—	—	—	—
Comprehensive loss	—	—	—	(1,445)	(68,033)	(676)	(70,154)
Stock-based compensation	—	—	11,421	—	—	—	11,421
Balance, March 31, 2024 (unaudited)	61,634,685	$617	$1,144,468	$(154)	$(532,405)	$(339)	$612,187

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	—	(57,436)
Stock-based compensation	—	—	12,599	—	—	—	12,599
Balance, March 31, 2023 (unaudited)	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$—	$683,583
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(68,709)	$(60,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,035	2,245
Accretion of discount on marketable debt securities	(5,601)	(1,661)
Stock-based compensation	11,421	12,599
Abandonment of capitalized intangible assets	415	321
Gain on sale of marketable debt securities	(3)	—
Change in fair value of equity securities	(2,325)	2,898
Impairment on equity securities	20,650	—
Non-cash interest expense	1,067	—
Loss on disposal of assets	6	1,379
Changes in operating assets and liabilities:
Accounts receivable and contract asset	1,710	9,135
Interest receivable from marketable debt securities	(1,310)	248
Prepaid expenses and other assets	1,559	1,204
Accounts payable	2,097	5,254
Accrued expenses	(10,073)	(3,588)
Lease liabilities and ROU assets	213	331
Deferred revenue	—	(216)
Deferred income	(9,410)	—
Net cash used in operating activities	(55,258)	(30,614)
Cash flows from investing activities
Purchase of marketable securities	(136,532)	(95,228)
Purchase of intangible assets	(929)	(407)
Purchase of property and equipment	(132)	(10,783)
Proceeds from maturities of marketable securities	159,942	154,562
Proceeds from sale of marketable securities	9,969	—
Net cash provided by investing activities	32,318	48,144
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,787	922
Repayment of liability for sale of future royalties	(1,601)	—
Net cash provided by financing activities	186	922
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,754)	18,452
Cash, cash equivalents, and restricted cash, beginning of period	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$31,416	$72,394

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11	$7
Supplemental disclosures of non-cash activities
Unrealized (loss) gain on marketable securities	$(1,445)	$3,327
ROU assets obtained	$7,166	$—

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$31,034	$72,394
Restricted cash	382	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,416	$72,394
See accompanying notes.

Xencor, Inc.
Notes to Financial Statements
(unaudited)
March 31, 2024
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated interim financial statements for Xencor, Inc. (the Company, Xencor, we or us) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. The consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for a fair presentation of the periods presented. The preparation of consolidated interim financial statements requires the use of management’s estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated interim financial statements and the reported revenues and expenditures during the reported periods. These interim financial results are not necessarily indicative of the results expected for the full fiscal year or for any subsequent interim period.
The accompanying unaudited consolidated interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on February 29, 2024.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Xencor, Inc. and Gale Therapeutics Inc. (Gale), a variable interest entity (VIE) in which we are the primary beneficiary. Since we own less than 100% of Gale, the Company records net loss attributable to non-controlling interests in its consolidated statements of income (loss) equal to the percentage of the economic or ownership interests retained in Gale by the non-controlling party.
In determining whether we are the primary beneficiary of a VIE, we apply a qualitative approach that determines whether we have (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from the VIE that could potentially be significant to the VIE. We continuously assess whether we are the primary beneficiary of Gale as changes to existing relationships or future transactions result in us consolidating or deconsolidating Gale.
Use of Estimates
The preparation of consolidated interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive gain (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, evaluation of intangible assets, investments, leases and other assets for evidence of impairment, fair value measurements, and contingencies. Significant estimates in these consolidated interim financial statements include estimates made for royalty revenue, accrued research and development expenses, stock-based compensation expenses, intangible assets, incremental borrowing rate for right-of-use asset and lease liability, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.
Reclassifications
Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior period's total assets, liabilities, stockholders' equity, net loss or cash flows. During the three months ended March 31, 2024, we adopted a change in presentation on our consolidated statements of loss to include loss from disposal of fixed assets in operating expenses. The prior period has been revised to reflect this change in the presentation.
Intangible Assets
The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three months ended March 31, 2024 and 2023.
The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $0.4 million of in-process intangible assets for the three months ended March 31, 2024. We abandoned $0.3 million of in-process intangible assets during the three months ended March 31, 2023.
Marketable Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The investment policy limits the maturity of any individual security to a maximum of 36 months. The average maturity of securities in the portfolio as of March 31, 2024 is less than 12 months. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.
The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three months ended March 31, 2024 and 2023. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three months ended March 31, 2024, the Company recorded an unrealized loss of $1.4 million in its portfolio of marketable debt securities. During the three months ended March 31, 2023, the Company recorded an unrealized gain of $3.3 million. The unrealized loss is due to the changing interest rate environment and is not due to changes in the credit quality of the underlying securities. The unrealized gain (loss) is recorded in other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.
The Company receives equity securities in connection with certain licensing transactions with its partners. These investments in equity securities are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For equity securities with a readily determinable fair value, the Company remeasures these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gain or loss on the sale of the securities will be recognized within other income (expense) in the consolidated statements of loss in the period of sale.
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was an impairment charge of $20.6 million recorded for the three months ended March 31, 2024 in connection with equity securities without a readily determinable fair value. There was no impairment charge recorded for the three months ended March 31, 2023.
Liability Related to the Sale of Future Revenues
We treat the sale of future Monjuvi royalties as debt, amortized under the effective interest rate method over the estimated life of the Monjuvi Royalty Sale Agreement. See Note 11. The amortization of the liability related to the sale of future Monjuvi royalties is based on our current estimate of future royalty payments. Royalty revenue will be recognized as earned and the payments made will be a reduction of the liability when paid.
Non-cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total expected royalty payments less the net proceeds received are recorded as non-cash interest expense over the life of the liability. Interest is imputed on the unamortized portion using the effective interest method and is recorded based on the timing of the payments received over the term of the Monjuvi Royalty Sale Agreement. The actual interest rate will be affected by the timing of the royalty payments and changes in the forecasted revenue.
Deferred Income Related to the Sale of Future Revenues
We treat the sale of future Ultomiris royalties as deferred income, amortized under the units-of-revenue method by computing a ratio of the proceeds received to the total expected payments over the term of the Ultomiris Royalty Sale Agreement. See Note 11. The amortization of the liability related to the sale of future royalties is based on our current estimate of future royalty payments. Royalty revenue will be recognized as earned and the payments made will be a reduction of the liability when paid.
Recent Accounting Pronouncements
There have been no material changes in recently issued or adopted accounting standards from those disclosed in the Company's 2023 Annual Report on Form 10-K. The Company has reviewed all recently issued accounting pronouncements and does not believe they will have a material impact on our results of operations, financial condition or cash flows.
There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2023 Annual Report on Form 10-K.
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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	March 31, 2024 (unaudited)			December 31, 2023
	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Money Market Funds	$3,447	$3,447	$—	$25,520	$25,520	$—
Corporate Securities	264,629	—	264,629	228,723	—	228,723
Government Securities	350,698	—	350,698	414,514	—	414,514
	$618,774	$3,447	$615,327	$668,757	$25,520	$643,237
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three months ended March 31, 2024 and 2023, there were no transfers between Level 1 and Level 2.
3. Net Loss Per Common Share
Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to Xencor by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to Xencor by the weighted-average number of common stock equivalents outstanding for the period. Potentially dilutive securities consisting of stock issuable pursuant to outstanding options and restricted stock units (RSUs), and stock issuable pursuant to the 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Xencor, Inc.	$(68,033)	$(60,763)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	61,212,324	59,771,674
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.11)	$(1.02)

For the three months ended March 31, 2024 and 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.
4. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). For each of the three-month periods ended March 31, 2024 and 2023, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during each of the three-month periods ended March 31, 2024 and 2023.

5. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of March 31, 2024 and December 31, 2023 are summarized below:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$3,447	$—	$—	$3,447
Corporate Securities	264,706	69	(146)	264,629
Government Securities	350,764	141	(207)	350,698
	$618,917	$210	$(353)	$618,774

Reported as
Cash and cash equivalents				$3,447
Marketable securities				615,327
Total investments				$618,774

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$25,520	$—	$—	$25,520
Corporate Securities	228,382	342	(1)	228,723
Government Securities	413,553	1,037	(76)	414,514
	$667,455	$1,379	$(77)	$668,757

Reported as
Cash and cash equivalents				$25,520
Marketable securities				643,237
Total investments				$668,757
The maturities of the Company’s marketable debt securities as of March 31, 2024 are as follows:

March 31, 2024	Amortized Cost	Estimated Fair Value
(in thousands)
Mature in one year or less	$460,336	$460,367
Mature within two years	155,134	154,960
	$615,470	$615,327

The unrealized losses on available-for-sale investments and their related fair values as of March 31, 2024 and December 31, 2023 are as follows:

	Less than 12 months		12 months or greater
March 31, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$51,230	$(42)	$53,122	$(104)
Government Securities	110,170	(35)	36,427	(172)
	$161,400	$(77)	$89,549	$(276)

	Less than 12 months		12 months or greater
December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$8,073	$(1)	$—	$—
Government Securities	66,546	(76)	—	—
	$74,619	$(77)	$—	$—
The unrealized losses from the available-for-sale securities are due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense), net. For the three months ended March 31, 2024, a gain of $2.3 million was recorded under other income (expense) related to these securities. For the three months ended March 31, 2023, a loss of $2.9 million was recorded under other income (expense). Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of March 31, 2024 and December 31, 2023 are as follows:

	Fair Value	Fair Value
	March 31, 2024	December 31, 2023
Astria Common Stock	$9,823	$5,360
INmune Common Stock	22,155	21,231
Viridian Common Stock	12,557	15,619
	$44,535	$42,210
The Company holds 697,867 shares of common stock of Astria as of March 31, 2024. The common stock has a readily determinable fair value, and the Company recorded a gain in equity securities related to the adjustment in the fair value of Astria common stock for the three months ended March 31, 2024.
The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of INmune common stock has been recorded as a gain in equity securities for the three months ended March 31, 2024.
The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded as a loss in equity securities for the three months ended March 31, 2024.

Unrealized gain (loss) recognized on equity securities during each of the three-month periods ended March 31, 2024 and 2023, consist of the following:

	Three Months Ended March 31,
	2024	2023
Net and unrealized gain (loss) recognized on equity securities	$2,325	$(2,898)
The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluates such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of March 31, 2024 and December 31, 2023 are as follows:

	Carrying Value	Carrying Value
	March 31, 2024	December 31, 2023
Zenas Preferred Stock	$43,560	$64,210
The Company currently holds an equity interest in Zenas BioPharma, Inc. (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas which were received as upfront payments and a milestone payment for licensing certain clinical and preclinical assets from the Company. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the three months ended March 31, 2024, we recorded a $20.6 million impairment charge as a result of Zenas closing a Series C financing transaction on May 3, 2024 as the transaction suggested an indicator of impairment that existed at March 31, 2024.
6. Stock Based Compensation
In June 2023, our Board of Directors (the Board) and stockholders approved the 2023 Equity Incentive Plan (the 2023 Plan), which became effective as of June 14, 2023. The Board and the requisite stockholders previously approved the 2013 Equity Incentive Plan (the 2013 Plan). We suspended the 2013 Plan, and no additional award may be granted under the 2013 Plan. The 2023 Plan reserve consists of 3,000,000 shares and the remaining available shares from the 2013 Plan as of the effective date of the 2023 Plan. In addition, any shares of common stock covered by awards granted under the 2013 Plan that terminate on or after June 14, 2023 by expiration, forfeiture, cancellation, or other means without the issuance of such shares will be added to the 2023 Plan reserve. The 2023 Plan does not include a provision for an automatic increase in shares, also known as an evergreen provision.
As of March 31, 2024, the total number of shares of common stock available for issuance under the 2023 Plan is 18,798,477, which includes shares of common stock that were available for issuance under the prior Plans as of the effective date of the 2023 Plan. As of March 31, 2024, a total of 1,977,176 options have been granted under the 2023 Plan.
In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of March 31, 2024, the total number of shares of common stock available for issuance under the ESPP is 1,041,340. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until January 1, 2023, the total number of shares of common stock available for issuance under the ESPP automatically increased annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. The automatic increase has expired, and the number of shares of common stock available for issuance under the ESPP was not increased on January 1, 2024. As of March 31, 2024, we have issued a total of 733,478 shares of common stock under the ESPP.
During the three months ended March 31, 2024, the Company awarded 796,660 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of March 31, 2024, a total of 883,327 RSUs have been granted under the 2023 Plan.
Total employee, director and non-employee stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$4,699	$4,276
Research and development	6,722	8,323
	$11,421	$12,599

	Three Months Ended March 31,
	2024	2023
Stock options	$6,873	$6,983
ESPP	206	322
RSUs	4,342	5,294
	$11,421	$12,599
The following table summarizes option activity under our stock plans and related information:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	11,142,986	$29.60	6.03	$9,977
Options granted	1,763,778	$22.81
Options forfeited	(206,485)	$31.55
Options exercised	(152,682)	$11.70
Balance at March 31, 2024	12,547,597	$28.84	6.22	$9,618
Exercisable	8,185,860	$29.38	4.76	$9,465
We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $22.13 per share as of March 31, 2024.
The weighted-average fair value of options granted during the three-month periods ended March 31, 2024 and 2023 were $22.81 and $31.40 per share, respectively. There were 1,620,256 options granted during the three-month period ended March 31, 2023. We estimated the fair value of each equity award, including stock options and shares issued under our ESPP, using the Black-Scholes option-pricing model based on the date of grant of such stock option or ESPP share issuance date, with the following weighted average assumptions for the three months ended March 31, 2024 and 2023:

	Options
	Three Months Ended March 31,
	2024	2023
Expected term (years)	6.4	6.0
Expected volatility	50.0%	50.5%
Risk-free interest rate	4.12%	4.26%
Expected dividend yield	—%	—%

	ESPP
	Three Months Ended March 31,
	2024	2023
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	43.0%	43.2% - 55.7%
Risk-free interest rate	4.71% - 5.39%	0.13% - 4.72%
Expected dividend yield	—%	—%
As of March 31, 2024, the unamortized compensation expense related to unvested stock options was $61.5 million. The remaining unamortized compensation expense will be recognized over the next 2.8 years. As of March 31, 2024, the unamortized compensation expense under our ESPP was $1.4 million. The remaining unamortized expense will be recognized over the next 1.7 years.
The following table summarizes the RSU activity for the three-month period ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)

Unvested RSUs at December 31, 2023	1,490,040	$30.66
Granted	796,660	22.83
Vested	(483,812)	32.34
Forfeited	(91,443)	30.76
Unvested RSUs at March 31, 2024	1,711,445	$26.52
As of March 31, 2024, the unamortized compensation expense related to unvested RSUs was $40.6 million. The remaining unamortized expense will be recognized over the next 2.3 years.
7. Leases
The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term.
In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commenced on August 1, 2022 and provides the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million. In August 2022, the Company entered into an amendment, which the Company received an additional $5.0 million in tenant improvement allowance in exchange for an increase in the rental rate of the phase 1 space. The Company received delivery of the second phase premises on December 1, 2022. The Company placed the new facility into service in February 2023. In January 2024, the Company entered into an amendment, in which the Company will be paid for $0.7 million of tenant improvement allowance from the second phase for HVAC costs in the first phase.
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

The following table reconciles the undiscounted cash flows for the operating leases at March 31, 2024 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2024	$4,460
2025	8,022
2026	9,238
2027	9,560
2028	9,076
2029	9,331
Thereafter	57,104
Total undiscounted lease payments	106,791
Less: Tenant allowance	(3,252)
Less: Imputed interest	(34,650)
Present value of lease payments	$68,889

Lease liabilities - short-term	$2,079
Lease liabilities - long-term	66,810
Total lease liabilities	$68,889
The following table summarizes lease costs and cash payments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

Operating lease cost	$1,881	$2,181
Variable lease cost	830	234
Total lease costs	$2,711	$2,415

Cash paid for amounts included in the measurement of lease liabilities	$1,070	$724
As of March 31, 2024, the weighted-average remaining lease term for operating leases is 10.9 years, and the weighted-average discount rate for operating leases is 7.0%. As of March 31, 2023, the weighted-average remaining lease term for operating leases was 11.8 years, and the weighted-average discount rate for operating leases was 8.9%.
8. Commitments and Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
The Company is obligated to make future payments to third parties pursuant to certain license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheets for the periods ended March 31, 2024 and December 31, 2023. The Company has also entered into agreements with third-party vendors that will require us to make future payments upon the delivery of goods and services in future periods.

9. Collaboration and Licensing Agreements
The following is a summary description of the material collaboration arrangements in the three months ended March 31, 2024 and 2023.
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
The Company is entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris. For the three months ended March 31, 2024, Company earned and recognized $9.4 million in non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The Company recognized $9.4 million of non-cash royalty revenue and $10.5 million of royalty revenue under this arrangement for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there is no receivable and no deferred revenue related to this agreement.
Astria Therapeutics, Inc.
In connection with a licensing transaction, the Company received preferred and common stock in Astria. In January 2023, the Company exchanged its preferred stock for additional common stock in Astria.
The Company recognized an unrealized gain of $4.5 million related to its equity interest in Astria for the three months ended March 31, 2024. The Company recognized an unrealized loss of $0.4 million related to its equity interest in Astria for the three months ended March 31, 2023. There is no deferred revenue as of March 31, 2024 related to this agreement.
Genentech, Inc., and F. Hoffmann-La Roche Ltd
In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including efbalropendekin alfa (also named XmAb306 and RG6323), the Company’s IL-15/IL15Rα-Fc candidate.
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
The Company did not recognize revenue related to the Genentech Agreement for the three months ended March 31, 2024 or 2023. As of March 31, 2024, there is a $3.1 million payable related to cost-sharing development activities during the first quarter of 2024 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of March 31, 2024, as obligations to perform research activities have expired.

INmune Bio, Inc.
In connection with a licensing transaction, the Company received common stock in INmune.
For the three months ended March 31, 2024 and 2023, the Company recorded unrealized gains of $0.9 million and $0.2 million, respectively, related to its investment in INmune.
Janssen Biotech, Inc., a Johnson & Johnson company
J&J Agreement
In November 2020, the Company entered into a Collaboration and License Agreement (the J&J Agreement) with Janssen Biotech, Inc., a Johnson & Johnson company, pursuant to which the Company and J&J conducted research and development activities to discover novel CD28 bispecific antibodies for the treatment of prostate cancer. Xencor together with J&J conducted joint research activities to discover XmAb bispecific antibodies against CD28 and against an undisclosed prostate tumor-target with J&J maintaining exclusive worldwide rights to develop and commercialize licensed products identified from the research activities.
Under the J&J Agreement, the Company conducted research activities and applied its bispecific Fc technology to antibodies targeting prostate cancer provided by J&J. Upon completion of the research activities J&J had a candidate selection option to advance an identified candidate for development and commercialization. In November 2021, the Company completed its performance obligations under the research activities and delivered CD28 bispecific antibodies to J&J. In December 2021, J&J selected a bispecific CD28 candidate for further development. J&J will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate.
The Company did not recognize revenue for the three months ended March 31, 2024 and 2023 under the J&J Agreement. As of March 31, 2024, there is no deferred revenue related to this Agreement.
Second J&J Agreement
On October 1, 2021, the Company entered into a second Collaboration and License Agreement (the Second J&J Agreement) with J&J pursuant to which the Company granted J&J an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 development candidate, and pursuant to which Xencor and J&J conducted research and development activities to discover novel CD28 bispecific antibodies. The parties conducted joint research activities for a two-year period to discover XmAb bispecific antibodies against CD28 and undisclosed B cell tumor-targets with J&J receiving exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such discovered antibodies (CD28 Licensed Antibodies). The Agreement became effective on November 5, 2021.
The Company will collaborate with J&J on further clinical development of plamotamab with J&J and share development costs with J&J paying 80% and the Company paying 20% of certain development costs.
The Company is generally responsible for conducting research activities under the Second J&J Agreement, and J&J is generally responsible for all development, manufacturing, and commercialization activities for CD28 Licensed Antibodies that are advanced. Revenue from the research activities was recognized over a period of time through the end of the research term that services were rendered as we determined that the input method was the appropriate approach to recognize income for such services.
There is a receivable of $1.9 million as of March 31, 2024, related to cost-sharing activities for development of plamotamab under the Second J&J Agreement. No revenue was recognized for the three months ended March 31, 2024, and the Company recognized $5.2 million of revenue for the three months ended March 31, 2023. There is no deferred revenue as of March 31, 2024 related to the Second J&J Agreement as obligations to perform research activities have expired.
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
On November 3, 2023, the Company entered into the Monjuvi Royalty Sale Agreement with OMERS, pursuant to which OMERS acquired the rights to certain royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi. For the three months ended March 31, 2024, the Company earned and recognized $2.9 million in royalty revenue, all of which was non-cash royalty revenue under the Monjuvi Royalty Sale Agreement.
The Company recognized $2.9 million of non-cash royalty revenue and $1.8 million of royalty revenue during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there is a receivable of $3.4 million related to estimated royalties due under the arrangement. As of March 31, 2024, there is no deferred revenue related to this agreement.
Vega Therapeutics, Inc.
In October 2021, the Company entered into a Technology License Agreement (the Vega Agreement) with Vega Therapeutics, Inc. (Vega), in which the Company provided Vega a non-exclusive license to its Xtend Fc technology. In March 2024, Vega notified the Company that it initiated a Phase 1 study, and the Company recorded milestone revenue of $0.5 million.
The Company recognized $0.5 million of revenue for the three months ended March 31, 2024. No revenue was recognized for the three months ended March 31, 2023.
Vir Biotechnology, Inc.
In 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.
In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir developed as potential treatments for patients with COVID-19, including sotrovimab. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibodies, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. Vir and its marketing partner, GSK, began recording sales for sotrovimab beginning in June 2021.
No revenue was recognized for the three months ended March 31, 2024, and the Company recognized $1.5 million of royalty revenue for the three months ended March 31, 2023. As of March 31, 2024, there is no receivable related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.
Viridian Therapeutics, Inc.
In December 2020 and in December 2021, the Company entered two separate license agreements with Viridian and received shares of Viridian common stock for each license. During 2023, Viridian terminated the initial license agreement, and the research term under the second license expired.
The Company reported unrealized losses of $3.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, related to the shares of Viridian common stock. The Company did not recognize revenue for the three months ended March 31, 2024 or 2023. There is no deferred revenue as of March 31, 2024 related to this agreement.
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
The warrant in Zenas was recorded at its fair value as of the date of the Second Zenas Agreement and was reviewed each reporting period for impairment or other evidence of change in value. The preferred shares received in exchange for the warrant were recorded at their fair value at the date of the exchange and is reviewed each reporting period for impairment or other evidence of change in value.
In 2023, Zenas initiated a Phase 3 clinical study with obexelimab and also dosed a second patient in the study. The Company received a development milestone in the form of additional preferred stock in Zenas with a fair value of $10.0 million.
The Company recognized an impairment charge of $20.6 million in the three months ended March 31, 2024 due to an impairment analysis of the Zenas' Series C financing transaction. The Company did not record an impairment charge or change in the value of the Zenas equity in the three months ended March 31, 2023. The Company did not recognize any revenue for the three months ended March 31, 2024 or 2023, and there is no deferred revenue related to this agreement.
Gale Therapeutics Inc.
In the fourth quarter of 2023, the Company formed a subsidiary, Gale Therapeutics Inc. (Gale), to develop novel drug candidates with its Fc technologies. In December 2023, the Company entered into a Technology License Agreement (Gale License Agreement) with Gale in which Gale received an exclusive worldwide, royalty-bearing, non-transferable license to preclinical assets in exchange for royalties on future sales and an option for future drug candidates that Gale will develop. Concurrently, the Company entered into a Service Agreement (Gale Services Agreement) to provide research and development services and administrative support for Gale. In exchange for $7.5 million of funding, the Company acquired a majority stake in Gale. Total charges of $2.7 million under the Services Agreement for the three months ended March 31, 2024 were eliminated in consolidation.
Revenues earned
The revenues recorded for the three months ended March 31, 2024 and 2023 were earned principally from the following licensees (in millions):

	Three Months Ended March 31,
	2024	2023

Alexion	$9.4	$10.5
Janssen	—	5.2
MorphoSys	2.9	1.8
Vega	0.5	—
Vir	—	1.5
Total	$12.8	$19.0

The table below summarizes the disaggregation of revenue recorded for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023

Research collaboration	$—	$0.2
Milestone	0.5	5.0
Royalties	—	13.8
Non-cash royalties	12.3	—
Total	$12.8	$19.0
Remaining Performance Obligations and Deferred Revenue
The Company does not have any remaining performance obligation as of March 31, 2024. As of March 31, 2023, the Company had deferred revenue of $30.1 million for conducting research activities pursuant to the Second J&J Agreement. All deferred revenue as of March 31, 2023 was classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by J&J under the Second J&J Agreement.
10. Income taxes
There is no provision for income tax for the three months ended March 31, 2024 or 2023. As of March 31, 2024, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.
11. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be recorded as deferred income on the balance sheets as none of the criteria for classification as debt were met in accordance with ASC 470 Debt. The Company records the non-cash royalty revenue under the “units-of-revenue” method in the consolidated statements of income (loss). For the three months ended March 31, 2024, the Company recognized $9.4 million of non-cash royalty revenue. There is $147.5 million in deferred income as of March 31, 2024.
Monjuvi Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470 Debt. As of March 31, 2024, the estimated effective rate under the agreement remains to be 21.1%. The Company will continue to reassess the estimate of total future royalty payment and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the three months ended March 31, 2024, the Company recognized $2.9 million of non-cash royalty revenue and $1.1 million of non-cash interest expense.

The following table shows the activity within debt for the quarter ended March 31, 2024 (in thousands):

March 31, 2024

Beginning balance of debt related to sale of future royalties	$20,974
Royalties owed to OMERS	349
Royalties paid to OMERS	(1,950)
Non-cash interest expense recognized	1,067
Ending balance of debt related to sale of future royalties	$20,440

Debt - short-term	7,951
Debt - long-term	12,489
Total debt	$20,440
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
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
Refer to Part I, Item 1, "XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats" and "Other XmAb Fc Domains" in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our core Fc technology platforms.
Clinical-Stage XmAb Drug Candidates
Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are currently enrolling Phase 1 or Phase 2 studies for five wholly-owned or co-development candidates to treat patients with many different types of cancer and autoimmune diseases,

Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and patients with locally advanced or metastatic non-small cell lung cancer. Data from a Phase 1 study that enrolled heavily pretreated patients with multiple solid tumor types indicated that vudalimab was generally well-tolerated with encouraging clinical activity.
We are conducting a Phase 2 study of vudalimab in patients with mCRPC, as a monotherapy or in combination with chemotherapy for patients with aggressive variant prostate cancer, as these patients represent a high unmet medical need. We are also conducting a second Phase 2 study in patients with clinically-defined high-risk mCRPC, in which initial data indicates that vudalimab monotherapy has been generally well tolerated and associated with response to treatment in multiple patients who have visceral or lymph node metastases. In March 2024, we disclosed additional clinical data showing characteristics of patients with clinical response (n=5/12) and per label rates of immune-mediated hepatitis for ipilimumab (anti-CTLA-4; 1 mg/kg) + nivolumab (anti-PD-1; 3 mg/kg) combination treatment, as generally comparable to the rate of all hepatobiliary disorder adverse events including immune-mediated hepatitis for vudalimab among all patients treated at doses greater than or equal to 10 mg/kg.
We are also conducting a Phase 1b/2 study evaluating vudalimab as a first-line treatment in patients with locally advanced or metastatic non-small cell lung cancer.
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
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific antibody designed to bind to the broadly expressed tumor antigen B7-H3 and selectively to the CD28 T-cell co-receptor only when bound to tumor cells. We are conducting a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
XmAb541 (CLDN6 x CD3): XmAb541 is a bispecific antibody that targets Claudin-6 (CLDN6) and CD3. CLDN6 is a tumor-associated antigen in ovarian cancer and other solid tumors. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are currently enrolling a Phase 1 study to evaluate XmAb541 in patients with ovarian cancer and other CLDN6 expressing tumor types. The first patient was dosed in April 2024.
XmAb564 (IL2-Fc Cytokine): XmAb564 is a wholly-owned, monovalent, interleukin-2 Fc (IL-2-Fc) fusion protein engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. We have been conducting a randomized, double-blind, placebo-controlled Phase 1b clinical study to evaluate the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients with atopic dermatitis or psoriasis. As previously disclosed, we plan to conclude the Phase 1b study in the first half of 2024 and pause further development of XmAb564 until after assessment of future data from competitor programs in this class and review of safety and biomarker data in the Phase 1b study.
XmAb662 (IL12-Fc Cytokine): XmAb662 is a potency-reduced interleukin-12 Fc (IL12-Fc) fusion protein engineered to increase anti-tumor activity and immunogenicity in the tumor microenvironment by promoting high levels of interferon gamma secretion from T cells and NK cells. We have been conducting a Phase 1 study to evaluate XmAb662 in patients with advanced solid tumors. As previously disclosed, we plan to conclude the Phase 1 study in the first half of 2024 and pause further development of XmAb662 until after assessment of future data from competitor programs in this class and review of safety and biomarker data in the Phase 1 study.
Candidates Co-Developed with Partners
Plamotamab (CD20 x CD3): Plamotamab is a bispecific antibody that targets CD20, an antigen on B-cell tumors, and CD3, an activating receptor on T cells, and we are co-developing the program in collaboration with J&J. Results from the expansion portion of a Phase 1 study in patients with refractory non-Hodgkin lymphoma indicate that intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients at the recommended Phase 2 intravenous dose. In 2023, we completed patient enrollment in subcutaneous dose escalation cohorts of this study.

Efbalropendekin alfa (IL15/IL15Rα-Fc Cytokine): Efbalropendekin alfa (XmAb306/RG6323) is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we are co-developing this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of efbalropendekin as a single agent and in combination with atezolizumab in patients with advanced solid tumors and is also conducting Phase 1 studies, evaluating efbalropendekin in patients with relapsed/refractory multiple myeloma, either in combination with daratumumab (anti-CD38 antibody) or in combination with cevostamab (FcRH5 x CD3 bispecific antibody). In the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech will assume sole responsibility over all clinical, regulatory and commercial activities. We will be eligible for up to $600.0 million in milestones and tiered royalties on approved sales from low double-digit to mid-teen percentages range.
Advancements Expanding XmAb Bispecific Platforms
We conduct further research into the function and application of antibody components in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates.
We use the modularity of our XmAb bispecific Fc technology to build antibody-based therapeutics in a variety of formats, such as T cell engaging bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill tumor cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors. This selectivity potentially empowers T cell engaging bispecifics (e.g., CD3, CD28) to address an expanded set of tumor antigens. Five clinical-stage programs utilize our XmAb 2+1 format: XmAb819, XmAb808, XmAb541, xaluritamig and ASP2138.
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
In the first quarter of 2024, we amended the MorphoSys Agreement, which included releasing us from certain exclusivity obligations relating to CD19.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte Corporation under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of Incyte. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. We earned $2.9 million in estimated non-cash royalties from MorphoSys for the three months ended March 31, 2024.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. We earned a total of $9.4 million in estimated non-cash royalties from Alexion for the three months ended March 31, 2024.
Refer to Part I, Item 1, Note 9, Collaboration and Licensing Agreements of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.
We have over 1,500 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.
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
As of March 31, 2024, we had an accumulated deficit of $532.4 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Research collaboration	$—	$0.2	$(0.2)
Milestone	0.5	5.0	(4.5)
Royalties	12.3	13.8	(1.5)
Total revenues	12.8	19.0	(6.2)
Operating expenses:
Research and development	56.9	65.6	(8.7)
General and administrative	13.8	14.2	(0.4)
Total operating expenses	70.7	79.8	(9.1)
Other expense, net	(10.8)	—	(10.8)
Net loss	(68.7)	(60.8)	(7.9)
Net loss attributable to non-controlling interest	(0.7)	—	(0.7)
Net loss attributable to Xencor, Inc.	$(68.0)	$(60.8)	$(7.2)
Revenues
Revenues for the three months ended March 31, 2024 are primarily from non-cash royalty revenue from Alexion and MorphoSys. Revenues for the three months ended March 31, 2023 are primarily from royalty revenue from Alexion and milestone revenue from J&J.

Research and Development Expenses
The following tables summarize our research and development expenses for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$2.1	$5.7	$(3.6)
XmAb819 (ENPP3 x CD3)	6.3	4.5	1.8
XmAb541 (CLDN6 X CD3)	2.5	4.6	(2.1)
Total CD3 programs	10.9	14.8	(3.9)

XmAb808 (B7-H3 x CD28)	5.3	3.9	1.4

Tumor micro environment (TME) activator programs:
Vudalimab	11.5	7.7	3.8
XmAb104	2.5	7.2	(4.7)
Total TME activators programs	14.0	14.9	(0.9)

Subtotal bispecific programs	30.2	33.6	(3.4)

Cytokine programs:
XmAb306/RG6323 programs*	5.5	4.9	0.6
XmAb564	4.4	6.7	(2.3)
XmAb662 (IL-12-Fc)	2.9	3.3	(0.4)
Total cytokine programs	12.8	14.9	(2.1)

Other, research and early stage programs	13.3	14.0	(0.7)

Wind down costs of terminated programs (1)	0.6	3.1	(2.5)

Total research and development expenses	$56.9	$65.6	$(8.7)
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Three Months Ended March 31,
	2024	2023	Change
External research and development expenses	$25.8	$28.9	$(3.1)
Internal research and development expenses	24.4	28.4	(4.0)
Stock based compensation	6.7	8.3	(1.6)
Total research and development expenses	$56.9	$65.6	$(8.7)
Research and development expenses decreased by $8.7 million for the three months ended March 31, 2024 over the same period in 2023 primarily due to decreased spending on our plamotamab, XmAb541, XmAb104, XmAb564, and wind down costs on terminated programs, partially offset by increased spending on our XmAb819, XmAb808, and vudalimab programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	Change
General and administrative	$13.8	$14.2	$(0.4)
General and administrative expenses decreased by $0.4 million for the three months ended March 31, 2024 over the same period in 2023 primarily due to decreased spending on professional fees.
Other Expense, Net
Other expense, net was $10.8 million for the three months ended March 31, 2024, which consists of an impairment charge on equity investments, partially offset by interest income earned on investments and unrealized gain on equity investments. Other expense, net for the three months ended March 31, 2023 consists of unrealized loss recognized from the change in fair value of our equity investments, offset by interest income earned on investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(55,258)	$(30,614)	$(24,644)
Investing activities	$32,318	$48,144	$(15,826)
Financing activities	$186	$922	$(736)
Net increase (decrease) in cash	$(22,754)	$18,452	$(41,206)
Operating Activities
Cash used in operating activities for the three months ended March 31, 2024 and 2023 was $55.3 million and $30.6 million, respectively. The increase in cash used in operating activities is primarily due to decrease in royalty revenue received as a result of the sale of future royalties in 2023 in the three months ended March 31, 2024.

Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 represents net proceeds from the exercise of stock options, partially offset by repayment of liability for the sale of future royalties. Net cash provided by financing activities for the three months ended March 31, 2023 represents net proceeds from the exercise of stock options. The proceeds received from option exercises increased by $0.9 million.
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.
As of March 31, 2024, we had $646.7 million of cash, cash equivalents, restricted cash, and marketable debt securities compared to $697.4 million as of December 31, 2023. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
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
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2024.
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the quantitative or qualitative aspects of our market risk profile. For additional information regarding the Company’s exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10-K for the fiscal year ended December 31, 2023.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance, that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment as of March 31, 2024, management concluded that our internal control over financial reporting was not effective due to a material weakness related to the design and operating deficiencies in the impairment analysis of our equity investment in Zenas specifically related to securities without a readily determinable fair value. Due to the material weakness described herein, management completed additional procedures prior to filing this Quarterly Report.
Notwithstanding this material weakness and after completion of additional procedures prior to the filing of this Quarterly Report, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements in this Quarterly Report represent fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The material weakness did not result in any restatements of consolidated financial statements previously reported by us, nor were there any changes to previously released financial results.
Management’s Plan for Remediation of Material Weakness
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Since the material weakness was identified, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. Our plan includes the following: (1) expand management’s oversight of the impairment analysis of its equity investments in securities without a readily determinable fair value, (2) continue to implement improved processes and controls for documenting the impairment valuation process of securities without a readily determinable fair value, (3) engage external resources when required to assist with the assessment of valuation methodologies for securities without a readily determinable fair value and (4) continue to formalize and communicate policies related to the evaluation of early indicators of impairment of securities without a readily determinable fair value.
We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, we report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.
Changes in Internal Control
Other than the remediation actions described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The disclosure in Note 8, Commitments and Contingencies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q includes a discussion of our legal proceedings and is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. In addition to the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

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

10.1	Third Amendment to Lease, dated January 26, 2024, by and between the Company and AG-LC 465 North Halstead Owner, L.P. .

10.2	Employment Agreement dated March 11, 2024 by and between the Company and Bart Jan Cornelissen.

10.3	Employment Agreement dated April 7, 2023 by and between the Company and Nancy Valente.

10.4	Fourth Amendment to the License Agreement by and between the Company and MorphoSys AG.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2024