Form 10-Q
period 2024-06-30
Xencor Inc
filed 2024-08-05
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2024
Common stock, par value $0.01 per share	61,833,530

Xencor, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2024
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,768	$53,790
Marketable debt securities	449,372	497,725
Marketable equity securities	28,271	42,210
Accounts receivable	22,073	11,290
Prepaid expenses and other current assets	23,986	18,145
Total current assets	554,470	623,160
Property and equipment, net	63,868	66,124
Patents, licenses, and other intangible assets, net	18,778	18,663
Restricted cash	384	380
Marketable debt securities - long term	104,862	145,512
Marketable equity securities - long term	43,780	64,210
Right of use (ROU) asset	39,527	33,995
Other assets	498	648
Total assets	$826,167	$952,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,838	$13,914
Accrued expenses	19,557	23,564
Income tax payable	—	5,782
Lease liabilities	1,262	3,435
Deferred income	36,472	31,682
Debt	6,947	6,332
Total current liabilities	80,076	84,709
Lease liabilities, net of current portion	67,156	59,025
Deferred income, net of current portion	104,081	125,183
Debt, net of current portion	12,313	14,642
Total liabilities	263,626	283,559
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2024 and December 31, 2023; 61,766,054 issued and outstanding at June 30, 2024 and 60,998,191 issued and outstanding at December 31, 2023	619	611
Additional paid-in capital	1,162,726	1,131,266
Accumulated other comprehensive (loss) income	(652)	1,291
Accumulated deficit	(598,368)	(464,372)
Total stockholders’ equity attributable to Xencor, Inc.	564,325	668,796
Non-controlling interest	(1,784)	337
Total stockholders’ equity	562,541	669,133
Total liabilities and stockholders’ equity	$826,167	$952,692
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Collaborations, milestones, and royalties	$16,960	$45,523	$29,765	$64,485
Operating expenses
Research and development	61,531	60,060	118,404	125,612
General and administrative	17,746	11,460	31,533	25,613
Total operating expenses	79,277	71,520	149,937	151,225
Loss from operations	(62,317)	(25,997)	(120,172)	(86,740)

Other income (expense)
Interest income	7,681	3,771	16,229	6,670
Interest expense	(844)	(7)	(1,921)	(14)
Other expense, net	(4)	(9)	(4)	(23)
Impairment on equity securities	220	—	(20,430)	—
Gain (loss) on equity securities, net	(12,027)	288	(9,702)	(2,610)
Total other income (expense), net	(4,974)	4,043	(15,828)	4,023

Loss before income tax expense	(67,291)	(21,954)	(136,000)	(82,717)
Income tax expense	117	—	117	—
Net loss	(67,408)	(21,954)	(136,117)	(82,717)

Net loss attributable to non-controlling interest	(1,445)	—	(2,121)	—
Net loss attributable to Xencor, Inc.	$(65,963)	$(21,954)	$(133,996)	$(82,717)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.07)	$(0.37)	$(2.18)	$(1.38)

Basic and diluted weighted average common shares outstanding	61,676,444	59,807,558	61,444,384	59,922,784
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	(67,408)	(21,954)	(136,117)	(82,717)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	(498)	1,765	(1,942)	5,093
Comprehensive loss	(67,906)	(20,189)	(138,059)	(77,624)
Comprehensive loss attributable to non-controlling interest	(1,445)	—	(2,121)	—
Comprehensive loss attributable to Xencor, Inc.	$(66,461)	$(20,189)	$(135,938)	$(77,624)
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2023	60,998,191	$611	$1,131,266	$1,291	$(464,372)	$337	$669,133
Issuance of common stock upon exercise of stock awards	152,682	1	1,786	—	—	—	1,787
Issuance of restricted stock units	483,812	5	(5)	—	—	—	—
Comprehensive loss	—	—	—	(1,445)	(68,033)	(676)	(70,154)
Stock-based compensation	—	—	11,421	—	—	—	11,421
Balance, March 31, 2024	61,634,685	$617	$1,144,468	$(154)	$(532,405)	$(339)	$612,187

Issuance of common stock upon exercise of stock awards	10,213	—	140	—	—	—	140
Issuance of restricted stock units	67,160	1	(1)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	53,996	1	929	—	—	—	930
Comprehensive loss	—	—	—	(498)	(65,963)	(1,445)	(67,906)
Stock-based compensation	—	—	17,190	—	—	—	17,190
Balance, June 30, 2024 (unaudited)	61,766,054	$619	$1,162,726	$(652)	$(598,368)	$(1,784)	$562,541

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	—	(57,436)
Stock-based compensation	—	—	12,599	—	—	—	12,599
Balance, March 31, 2023	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$—	$683,583

Issuance of common stock upon exercise of stock awards	145,003	1	676	—	—	—	677
Issuance of restricted stock units	18,148	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	55,309	1	1,241	—	—	—	1,242
Comprehensive income (loss)	—	—	—	1,765	(21,954)	—	(20,189)
Stock-based compensation	—	—	13,563	—	—	—	13,563
Balance, June 30, 2023 (unaudited)	60,600,060	$607	$1,101,131	$(1,860)	$(421,002)	$—	$678,876
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(136,117)	$(82,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,059	5,130
Accretion of discount on marketable debt securities	(10,037)	(4,345)
Stock-based compensation	28,611	26,162
Equity received in connection with license agreements	—	(10,000)
Abandonment of capitalized intangible assets	784	594
Gain on sale of marketable debt securities	(3)	—
Change in fair value of equity securities	9,702	2,610
Impairment on equity securities	20,430	—
Non-cash interest expense	1,900	—
Loss on disposal of assets	6	1,379
Changes in operating assets and liabilities:
Accounts receivable	(10,783)	8,978
Interest receivable from marketable debt securities	(1,705)	420
Prepaid expenses and other assets	(5,691)	1,127
Accounts payable	1,924	4,009
Accrued expenses	(4,007)	(288)
Income taxes	(5,782)	—
Lease liabilities and ROU assets	426	582
Deferred revenue	—	(22,455)
Deferred income	(16,312)	—
Net cash used in operating activities	(120,595)	(68,814)
Cash flows from investing activities
Purchase of marketable securities	(259,130)	(276,715)
Sale of equity securities	4,236	—
Purchase of patents, licenses, and other intangible assets	(1,549)	(1,490)
Purchase of property and equipment	(3,158)	(14,636)
Proceeds from maturities of marketable securities	347,966	339,580
Proceeds from sale of marketable securities	9,969	—
Net cash provided by investing activities	98,334	46,739
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,927	1,601
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	930	1,242
Reduction of liability for sale of future royalties	(3,614)	—
Net cash (used in) provided by financing activities	(757)	2,843
Net decrease in cash, cash equivalents, and restricted cash	(23,018)	(19,232)
Cash, cash equivalents, and restricted cash, beginning of period	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$31,152	$34,710

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21	$14
Income taxes	$6,100	$—
Supplemental disclosures of non-cash activities
Unrealized (loss) gain on marketable securities	$(1,942)	$5,093
ROU assets obtained	$7,166	$—

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$30,768	$34,710
Restricted cash	384	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,152	$34,710
See accompanying notes.

Xencor, Inc.
Notes to Financial Statements
(unaudited)
June 30, 2024
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Xencor, Inc. and Gale Therapeutics Inc. (Gale), a variable interest entity (VIE) in which we are the primary beneficiary. Since we own less than 100% of Gale, the Company records net loss attributable to non-controlling interests in its consolidated statements of loss equal to the percentage of the economic or ownership interests retained in Gale by the non-controlling party.
In determining whether we are the primary beneficiary of a VIE, we apply a qualitative approach that determines whether we have (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from the VIE that could potentially be significant to the VIE. We continuously assess whether we are the primary beneficiary of Gale as changes to existing relationships or future transactions may result in us consolidating or deconsolidating Gale.
Use of Estimates
The preparation of consolidated interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, evaluation of intangible assets, investments, leases and other assets for evidence of impairment, fair value measurements, and contingencies. Significant estimates in these consolidated interim financial statements include estimates made for royalty revenue, accrued research and development expenses, stock-based compensation expenses, intangible assets, incremental borrowing rate for right-of-use asset and lease liability, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.
Reclassifications
Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior period's total assets, liabilities, stockholders' equity, net loss or cash flows. During the six months ended June 30, 2024, we adopted a change in presentation on our consolidated statements of loss to include loss from disposal of fixed assets in operating expenses. The prior period has been revised to reflect this change in the presentation.
Intangible Assets
The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three and six months ended June 30, 2024 and 2023.
The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $0.4 million and $0.8 million of in-process intangible assets for the three and six months ended June 30, 2024. We abandoned $0.3 million and $0.6 million of in-process intangible assets during the three and six months ended June 30, 2023.
Marketable Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The investment policy limits the maturity of any individual security to a maximum of 36 months. The average maturity of securities in the portfolio as of June 30, 2024 is less than 12 months. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.
The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and six months ended June 30, 2024 and 2023. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three and six months ended June 30, 2024, the Company recorded an unrealized loss of $0.5 million and $1.9 million in its portfolio of marketable debt securities. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $1.8 million and $5.1 million. The unrealized loss is due to the changing interest rate environment and is not due to changes in the credit quality of the underlying securities. The unrealized gain (loss) is recorded in other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.
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
The Company also has investments in equity securities without a readily determinable fair value, where the Company elects the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was an impairment charge of $20.4 million recorded for the six months ended June 30, 2024 in connection with equity securities without a readily determinable fair value. There was no impairment charge recorded for the three and six months ended June 30, 2023.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	June 30, 2024 (unaudited)			December 31, 2023
	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Money Market Funds	$11,624	$11,624	$—	$25,520	$25,520	$—
Corporate Securities	211,657	—	211,657	228,723	—	228,723
Government Securities	342,577	—	342,577	414,514	—	414,514
	$565,858	$11,624	$554,234	$668,757	$25,520	$643,237
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and six months ended June 30, 2024 and 2023, there were no transfers between Level 1 and Level 2.
3. Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss attributable to Xencor by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss attributable to Xencor by the weighted-average number of common stock equivalents outstanding for the period. Potentially dilutive securities consisting of stock issuable pursuant to outstanding options and restricted stock units (RSUs), and stock issuable pursuant to the 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to Xencor, Inc.	$(65,963)	$(21,954)	$(133,996)	$(82,717)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	61,676,444	59,807,558	61,444,384	59,922,784
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.07)	$(0.37)	$(2.18)	$(1.38)
For the three and six months ended June 30, 2024 and 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.
4. Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). For each of the three and six-month periods ended June 30, 2024 and 2023, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive loss during each of the three and six-month periods ended June 30, 2024 and 2023.

5. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of June 30, 2024 and December 31, 2023 are summarized below:

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$11,624	$—	$—	$11,624
Corporate Securities	211,930	6	(279)	211,657
Government Securities	342,945	6	(374)	342,577
	$566,499	$12	$(653)	$565,858

Reported as
Cash and cash equivalents				$11,624
Marketable securities				554,234
Total investments				$565,858

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$25,520	$—	$—	$25,520
Corporate Securities	228,382	342	(1)	228,723
Government Securities	413,553	1,037	(76)	414,514
	$667,455	$1,379	$(77)	$668,757

Reported as
Cash and cash equivalents				$25,520
Marketable securities				643,237
Total investments				$668,757
The maturities of the Company’s marketable debt securities as of June 30, 2024 are as follows:

June 30, 2024	Amortized Cost	Estimated Fair Value
(in thousands)
Mature in one year or less	$449,715	$449,372
Mature within two years	105,160	104,862
	$554,875	$554,234

The unrealized losses on available-for-sale investments and their related fair values as of June 30, 2024 and December 31, 2023 are as follows:

	Less than 12 months		12 months or greater
June 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$119,044	$(217)	$11,895	$(62)
Government Securities	246,154	(132)	79,478	(242)
	$365,198	$(349)	$91,373	$(304)

	Less than 12 months		12 months or greater
December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$8,073	$(1)	$—	$—
Government Securities	66,546	(76)	—	—
	$74,619	$(77)	$—	$—
The unrealized losses from the available-for-sale securities are due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value. These investments are carried at fair value with changes in fair value recognized each period and reported within other income (expense), net. For the three and six months ended June 30, 2024, net losses of $12.0 million and $9.7 million were recorded under other income (expense) related to these securities. For the three and six months ended June 30, 2023, a net gain of $0.3 million and a net loss of $2.6 million were recorded under other income (expense). Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of June 30, 2024 and December 31, 2023 are as follows:

	Fair Value	Fair Value
	June 30, 2024	December 31, 2023
Astria Common Stock	$2,311	$5,360
INmune Common Stock	16,630	21,231
Viridian Common Stock	9,330	15,619
	$28,271	$42,210
The Company sold 443,909 shares of common stock of Astria Therapeutics, Inc. (Astria) and held 253,958 shares of common stock of Astria as of June 30, 2024. In July 2024, the Company sold the remaining shares of the common stock of Astria. The common stock has a readily determinable fair value. For the remaining equity interest in Astria held at June 30, 2024, the Company recorded an unrealized loss of $1.3 million and an unrealized gain of $0.4 million for the three and six months ended June 30, 2024, respectively. The Company recorded unrealized losses of $3.5 million and $3.9 million related to its equity interest in Astria for the three and six months ended June 30, 2023, respectively.
The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value. For the three and six months ended June 30, 2024, the Company recorded unrealized losses of $5.5 million and $4.6 million, respectively, related to its investment in INmune. For the three and six months ended June 30, 2023, the Company recorded unrealized gains of $4.9 million and $5.2 million, respectively.
The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value. The Company recorded unrealized losses of $3.2 million and $6.3 million for the three and six months ended June 30, 2024, respectively. The Company recorded unrealized losses of $1.2 million and $3.9 million for the three and six months ended June 30, 2023, respectively, related to the shares of Viridian common stock.
Below is a reconciliation of net gain (loss) recorded on equity securities during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gain (loss) recorded on equity securities	$(12,027)	$288	$(9,702)	$(2,610)
Less: Net gain (loss) recorded on sale of equity securities	(2,012)	—	827	—
Unrealized gain (loss) recorded on equity securities held at the reporting date	$(10,015)	$288	$(10,529)	$(2,610)
The Company also has investments in equity securities without a readily determinable fair value. The Company elects the measurement alternative to record these investments at their initial cost and evaluates such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Equity securities without a readily determinable fair value and their carrying values (in thousands) as of June 30, 2024 and December 31, 2023 are as follows:

	Carrying Value	Carrying Value
	June 30, 2024	December 31, 2023
Zenas Preferred Stock	$43,780	$64,210
The Company currently holds an equity interest in Zenas BioPharma, Inc. (Zenas), a private biotechnology company. The Company’s equity interests include preferred stock in Zenas which were received as upfront payments and a milestone payment for licensing certain clinical and preclinical assets from the Company. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. During the six months ended June 30, 2024, we recorded $20.4 million of impairment charge as a result of Zenas closing a Series C financing transaction on May 3, 2024.
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
As of June 30, 2024, the total number of shares of common stock available for issuance under the 2023 Plan is 18,721,104, which includes shares of common stock that were available for issuance under the prior Plans as of the effective date of the 2023 Plan. As of June 30, 2024, a total of 2,380,651 options have been granted under the 2023 Plan.
In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of June 30, 2024, the total number of shares of common stock available for issuance under the ESPP is 987,344. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until January 1, 2023, the total number of shares of common stock available for issuance under the ESPP automatically increased annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. The automatic increase has expired, and the number of shares of common stock available for issuance under the ESPP was not increased on January 1, 2024. As of June 30, 2024, we have issued a total of 787,474 shares of common stock under the ESPP.
During the six months ended June 30, 2024, the Company awarded 959,071 RSUs to certain employees. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of June 30, 2024, a total of 1,045,738 RSUs have been granted under the 2023 Plan.
The Company extended vesting periods and expiration dates of equity awards for employees who retired in April 2024. There is a $3.1 million incremental expense as a result of the extension of the expiration dates, and there is a $1.2 million expense as a result of the extension of the vesting periods.
Total employee, director and non-employee stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$8,469	$4,471	$13,168	$8,747
Research and development	8,721	9,092	15,443	17,415
	$17,190	$13,563	$28,611	$26,162

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$10,945	$6,842	$17,818	$13,825
ESPP	211	341	417	663
RSUs	6,034	6,380	10,376	11,674
	$17,190	$13,563	$28,611	$26,162
The following table summarizes option activity under our stock plans and related information:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	11,142,986	$29.60	6.03	$9,977
Options granted	2,167,253	$22.43
Options forfeited	(485,918)	$32.84
Options exercised	(162,895)	$11.83
Balance at June 30, 2024	12,661,426	$28.48	6.18	$5,813
Exercisable	8,295,121	$29.38	4.76	$5,745
We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $18.93 per share as of June 30, 2024.
The weighted-average fair value of options granted during the six-month periods ended June 30, 2024 and 2023 were $22.43 and $30.65 per share, respectively. There were 1,941,412 options granted during the six-month period ended June 30, 2023. We estimated the fair value of each equity award, including stock options and shares issued under our ESPP, using the Black-Scholes option-pricing model based on the date of grant of such stock option or ESPP share issuance date, with the following weighted average assumptions for the three and six months ended June 30, 2024 and 2023:

	Options		Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (years)	6.4	6.5	6.4	6.1
Expected volatility	50.4%	51.2%	50.1%	50.5%
Risk-free interest rate	4.42%	3.69%	4.18%	4.17%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 -2.0
Expected volatility	43.0% - 44.6%	38.2% - 55.7%	43.0% - 44.6%	38.2% - 55.7%
Risk-free interest rate	4.71% - 5.40%	0.13% - 5.39%	4.71% - 5.40%	0.13% - 5.39%
Expected dividend yield	—%	—%	—%	—%
As of June 30, 2024, the unamortized compensation expense related to unvested stock options was $56.9 million. The remaining unamortized compensation expense will be recognized over the next 2.7 years. As of June 30, 2024, the unamortized compensation expense under our ESPP was $1.3 million. The remaining unamortized expense will be recognized over the next 1.4 years.
The following table summarizes the RSU activity for the six-month period ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)

Unvested RSUs at December 31, 2023	1,490,040	$30.66
Granted	959,071	22.58
Vested	(550,972)	31.72
Forfeited	(119,483)	29.80
Unvested RSUs at June 30, 2024	1,778,656	$26.02
As of June 30, 2024, the unamortized compensation expense related to unvested RSUs was $37.0 million. The remaining unamortized expense will be recognized over the next 2.1 years.
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
The following table reconciles the undiscounted cash flows for the operating leases at June 30, 2024 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2024	$2,792
2025	8,022
2026	9,238
2027	9,560
2028	9,076
2029	9,331
Thereafter	57,104
Total undiscounted lease payments	105,123
Less: Tenant allowance	(3,252)
Less: Imputed interest	(33,453)
Present value of lease payments	$68,418

Lease liabilities - short-term	$1,262
Lease liabilities - long-term	67,156
Total lease liabilities	$68,418
The following table summarizes lease costs and cash payments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost	$1,881	$2,020	$3,762	$4,200
Variable lease cost	310	219	1,140	453
Total lease costs	$2,191	$2,239	$4,902	$4,653

Cash paid for amounts included in the measurement of lease liabilities	$807	$721	$1,877	$1,445
As of June 30, 2024, the weighted-average remaining lease term for operating leases is 10.7 years, and the weighted-average discount rate for operating leases is 7.0%. As of June 30, 2023, the weighted-average remaining lease term for operating leases was 11.7 years, and the weighted-average discount rate for operating leases was 8.9%.

8. Commitments and Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
The Company is obligated to make future payments to third parties pursuant to certain license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheets for the periods ended June 30, 2024 and December 31, 2023. The Company has also entered into agreements with third-party vendors that will require us to make future payments upon the delivery of goods and services in future periods.
9. Collaboration and Licensing Agreements
The following is a summary description of the material collaboration arrangements in the three and six months ended June 30, 2024 and 2023.
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
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for cash consideration. For the six months ended June 30, 2024, Company earned and recognized $16.3 million in non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The Company recognized $6.9 million and $16.3 million of non-cash royalty revenue during the three and six months ended June 30, 2024, respectively, and $11.2 million and $21.6 million of royalty revenue under this arrangement for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there is no receivable and no deferred revenue related to this agreement.
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
Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306, and we shared in 45% of development and commercialization costs of Collaboration Products, and we were eligible to share in 45% of net profits and losses from the sale of approved products. However, in the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. We are eligible to receive up to $600.0 million in milestones, including $115.0 million in development milestones, $185.0 million in regulatory milestones and $300.0 million in sales-based milestones and tiered royalties ranging from low double-digit to mid-teens percentages.

The Company did not recognize revenue related to the Genentech Agreement for the three and six months ended June 30, 2024 or 2023. As of June 30, 2024, there is a $7.6 million payable related to cost-sharing development activities during the first half of 2024 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of June 30, 2024, as obligations to perform research activities have expired.
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
The Company did not recognize revenue for the three and six months ended June 30, 2024 and 2023 under the J&J Agreement. As of June 30, 2024, there is no deferred revenue related to this Agreement.
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
The Company collaborated with J&J on clinical development of plamotamab with J&J and shared development costs with J&J paying 80% and the Company paying 20% of certain development costs. In June 2024, the Company was notified that J&J will terminate its rights to plamotamab.
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
There is a receivable of $5.2 million as of June 30, 2024, related to cost-sharing activities for development of plamotamab under the Second J&J Agreement. No revenue was recognized for the three and six months ended June 30, 2024, and the Company recognized $22.2 million and $27.5 million of revenue for the three and six months ended June 30, 2023, respectively. There is no deferred revenue as of June 30, 2024 related to the Second J&J Agreement as obligations to perform research activities have expired.
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
The Company recognized $1.6 million and $4.4 million of non-cash royalty revenue during the three and six months ended June 30, 2024, respectively. The Company recognized $2.0 million and $3.9 million of royalty revenue during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there is a receivable of $2.1 million related to estimated royalties due under the arrangement. As of June 30, 2024, there is no deferred revenue related to this agreement.
Shanghai Mabgeek Biotech Co., Ltd.
On December 22, 2023, the Company entered into a Technology License Agreement with Shanghai Mabgeek Biotech Co., Ltd. (Mabgeek), and the Company and Mabgeek entered into Amendment No. 1 on June 21, 2024 (collectively, Mabgeek Agreement). Under the Mabgeek Agreement, the Company received an upfront payment of $1.5 million and up to $11.9 million of milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low single digits.
The Company evaluated the Mabgeek Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to Mabgeek in June 2024.
The Company recognized $1.5 million of license revenue related to the agreement for the three and six months ended June 30, 2024. There is no deferred revenue as of June 30, 2024 related to this agreement.
Vega Therapeutics, Inc.
In October 2021, the Company entered into a Technology License Agreement (the Vega Agreement) with Vega Therapeutics, Inc. (Vega), in which the Company provided Vega a non-exclusive license to its Xtend Fc technology. In March 2024, Vega notified the Company that it initiated a Phase 1 study, and the Company recorded milestone revenue of $0.5 million.
The Company recognized $0.5 million of revenue for the six months ended June 30, 2024. No revenue was recognized for the three months ended June 30, 2024 or the three and six months ended June 30, 2023.
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
The Company recognized $0.1 million of revenue for the six months ended June 30, 2024, and the Company recognized $0.1 million and $1.5 million of royalty revenue for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there is no receivable related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.

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
The Company recognized an impairment charge of $20.4 million in the six months ended June 30, 2024 due to an impairment analysis resulting from the Zenas Series C financing transaction. The Company did not record an impairment charge or change in the value of the Zenas equity in the three and six months ended June 30, 2023. The Company did not recognize any revenue for the three and six months ended June 30, 2024. The Company recognized $10.0 million of milestone revenue for the three and six months ended June 30, 2023, and there is no deferred revenue related to this agreement.
Third-Party Licensee
In May 2024, the Company entered into a Patent License Agreement (Third-Party Licensee Agreement) with a third-party licensee. The Company completed delivery of the performance obligation under the agreement, and the Company will receive a payment of $7.0 million.
The Company recognized $7.0 million of license revenue for the three and six months ended June 30, 2024, and there is a receivable of $7.0 million. There is no deferred revenue related to this agreement.
Gale Therapeutics Inc.
In the fourth quarter of 2023, the Company formed a subsidiary, Gale Therapeutics Inc. (Gale), to develop novel drug candidates with its Fc technologies. In December 2023, the Company entered into a Technology License Agreement (Gale License Agreement) with Gale in which Gale received an exclusive worldwide, royalty-bearing, non-transferable license to preclinical assets in exchange for royalties on future sales and an option for future drug candidates that Gale will develop. Concurrently, the Company entered into a Service Agreement (Gale Services Agreement) to provide research and development services and administrative support for Gale. In exchange for $7.5 million of funding, the Company acquired a majority stake in Gale. Total charges of $4.6 million and $8.0 million under the Gale Services Agreement for the three and six months ended June 30, 2024, respectively, were eliminated in consolidation. In July 2024, the Company entered into a preferred stock purchase agreement to purchase additional shares in Gale for $3.0 million.

Revenues earned
The revenues recorded for the three and six months ended June 30, 2024 and 2023 were earned principally from the following licensees (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Alexion	$6.9	$11.2	$16.3	$21.6
Janssen	—	22.2	—	27.5
Mabgeek	$1.5	$—	$1.5	$—
MorphoSys	1.6	2.0	4.4	3.9
Vega	—	—	0.5	—
Vir	—	0.1	0.1	1.5
Viridian	$—	$—	$—	$—
Zenas	$—	$10.0	$—	$10.0
Third Party Licensee	$7.0	$—	$7.0	$—
Total	$17.0	$45.5	$29.8	$64.5
The table below summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research collaboration	$—	$22.2	$—	$22.5
License	8.5	—	8.5	—
Milestone	—	10.0	0.5	15.0
Royalties	—	13.3	0.1	27.0
Non-cash royalties	8.5	—	20.7	—
Total	$17.0	$45.5	$29.8	$64.5
Remaining Performance Obligations and Deferred Revenue
The Company does not have any remaining performance obligation as of June 30, 2024. As of June 30, 2023, the Company had deferred revenue of $7.9 million for conducting research activities pursuant to the Second J&J Agreement. All deferred revenue as of June 30, 2023 was classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by J&J under the Second J&J Agreement.
10. Income taxes
The Company recorded $0.1 million of income tax expense for the three and six months ended June 30, 2024. There is no provision for income tax for the three and six months ended June 30, 2023. As of June 30, 2024, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

11. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be recorded as deferred income on the balance sheets as none of the criteria for classification as debt were met in accordance with ASC 470 Debt. The Company records the non-cash royalty revenue under the “units-of-revenue” method in the consolidated statements of loss. For the three and six months ended June 30, 2024, the Company recognized $6.9 million and $16.3 million of non-cash royalty revenue, respectively. There is $140.6 million in deferred income as of June 30, 2024.
Monjuvi Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt pursuant to ASC 470 Debt. At June 30, 2024, the Company reassessed the estimate of total future royalty payments and updated the estimated effective interest rate to 17.5%. The Company will continue to reassess the estimate of total future royalty payment and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the three and six months ended June 30, 2024, the Company recognized $1.6 million and $4.4 million of non-cash royalty revenue, respectively, and $0.8 million and $1.9 million of non-cash interest expense, respectively.
The following table shows the activity within debt for the six months ended June 30, 2024 (in thousands):

June 30, 2024

Beginning balance of debt related to sale of future royalties	$20,974
Royalties owed to OMERS	834
Royalties paid to OMERS	(4,448)
Non-cash interest expense recognized	1,900
Ending balance of debt related to sale of future royalties	$19,260

Debt - short-term	6,947
Debt - long-term	12,313
Total debt	$19,260
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
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

Our protein engineering capabilities and Fc technologies enable us and our partners to develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to treating disease and potential clinical advantage over other treatment options. For example, we developed an antibody scaffold to rapidly create novel multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanisms. Other applications of our protein engineering technologies enhance antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures. Three marketed XmAb medicines have been developed with our protein engineering technologies.
Refer to Part I, Item 1, "XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats" and "Other XmAb Fc Domains" in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our core Fc technology platforms.
Clinical-Stage XmAb Drug Candidates
Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We are currently enrolling Phase 1 or Phase 2 studies for four wholly-owned candidates to treat patients with many different types of serious diseases.
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
XmAb819 (ENPP3 x CD3): XmAb819 is a bispecific T-cell engager that targets ENPP3, a tumor-associated antigen in renal cell carcinoma (RCC), and CD3, an activating receptor on T cells. The XmAb 2+1 multivalent format used in XmAb819 enables greater selectivity for ENPP3 expressing tumor cells compared to normal cells, which also express ENPP3 at lower levels. We are currently enrolling a Phase 1 study to evaluate XmAb819 in patients with advanced clear cell RCC.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory XmAb 2+1 bispecific T-cell engager designed to bind to the broadly expressed tumor antigen B7-H3 and selectively to the CD28 T-cell co-receptor only when bound to tumor cells. We are conducting a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
XmAb541 (CLDN6 x CD3): XmAb541 is a bispecific T-cell engager that targets Claudin-6 (CLDN6), a tumor-associated antigen in ovarian cancer and other solid tumors, and CD3. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are currently enrolling a Phase 1 study to evaluate XmAb541 in patients with ovarian cancer and other CLDN6 expressing tumor types. The first patient was dosed in April 2024.
XmAb564 (IL2-Fc Cytokine): XmAb564 is a monovalent interleukin-2 Fc (IL-2-Fc) fusion protein engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases.

In the first half of 2024, we concluded a Phase 1b study that was evaluating the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients, and we have paused further development.
XmAb662 (IL12-Fc Cytokine): XmAb662 is a potency-reduced interleukin-12 Fc (IL12-Fc) fusion protein engineered to increase anti-tumor activity and immunogenicity in the tumor microenvironment by promoting high levels of interferon gamma secretion from T cells and NK cells. In the first half of 2024, we concluded a Phase 1 study that was evaluating XmAb662 in patients with advanced solid tumors, and we have paused further development.
Candidates Previously Co-Developed with Partners
Plamotamab (CD20 x CD3): Plamotamab is a bispecific T-cell engager that targets CD20, a target receptor on B cells, and CD3. Results from the expansion portion of a Phase 1 study indicate that intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients with an advanced form of lymphoma at the recommended Phase 2 intravenous dose. In 2023, we completed patient enrollment in subcutaneous dose escalation cohorts of the Phase 1 study. We had been co-developing plamotamab with Johnson & Johnson (J&J), and in June 2024, we regained exclusive worldwide rights to develop and commercialize the candidate. We are reviewing plamotamab's potential for addressing the unmet medical needs of patients.
Efbalropendekin alfa (IL15/IL15Rα-Fc Cytokine): Efbalropendekin alfa (XmAb306/RG6323) is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we previously co-developed this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study of efbalropendekin as a single agent and in combination with atezolizumab in patients with advanced solid tumors and is also conducting a Phase 1 study evaluating efbalropendekin in patients with relapsed/refractory multiple myeloma in combination with cevostamab (FcRH5 x CD3 bispecific antibody). In the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. We are eligible for up to $600.0 million in milestones and tiered royalties on approved sales from low double-digit to mid-teen percentages range.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte Corporation under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of Incyte. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. We earned $1.6 million in estimated non-cash royalties from MorphoSys for the three months ended June 30, 2024.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. We earned a total of $6.9 million in estimated non-cash royalties from Alexion for the three months ended June 30, 2024.
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

As of June 30, 2024, we had an accumulated deficit of $598.4 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024	2023	Change
Revenues:
Research collaboration	$—	$22.2	$(22.2)
License	8.5	—	8.5
Milestone	—	10.0	(10.0)
Royalties	8.5	13.3	(4.8)
Total revenues	17.0	45.5	(28.5)
Operating expenses:
Research and development	61.5	60.0	1.5
General and administrative	17.7	11.5	6.2
Total operating expenses	79.2	71.5	7.7
Other income (expense), net	(5.0)	4.0	(9.0)
Loss before income tax expense	(67.2)	(22.0)	(45.2)
Income tax expense	0.1	—	0.1
Net loss	(67.3)	(22.0)	(45.3)
Net loss attributable to non-controlling interest	(1.4)	—	(1.4)
Net loss attributable to Xencor, Inc.	$(65.9)	$(22.0)	$(43.9)
Revenues
Revenues for the three months ended June 30, 2024 are primarily from licensing revenue from Mabgeek and a third-party licensee as well as non-cash royalty revenue from Alexion and MorphoSys/Incyte. Revenues for the three months ended June 30, 2023 are primarily from research revenue from our second collaboration with Janssen, royalty revenue from Alexion, and milestone revenue from Zenas.

Research and Development Expenses
The following tables summarize our research and development expenses for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024	2023	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$2.8	$4.1	$(1.3)
XmAb819 (ENPP3 x CD3)	6.8	4.8	2.0
XmAb541 (CLDN6 X CD3)	4.5	6.3	(1.8)
Total CD3 programs	14.1	15.2	(1.1)

XmAb808 (B7-H3 x CD28)	5.2	4.3	0.9

Tumor micro environment (TME) activator programs:
Vudalimab	12.2	9.6	2.6
XmAb104	0.7	5.8	(5.1)
Total TME activators programs	12.9	15.4	(2.5)

Subtotal bispecific programs	32.2	34.9	(2.7)

Cytokine programs:
XmAb306/RG6323 programs*	4.9	(0.5)	5.4
XmAb564	2.3	5.9	(3.6)
XmAb662 (IL-12-Fc)	2.0	3.8	(1.8)
Total cytokine programs	9.2	9.2	—

Other, research and early stage programs	19.9	14.7	5.2

Wind down costs of terminated programs (1)	0.2	1.2	(1.0)

Total research and development expenses	$61.5	$60.0	$1.5
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Three Months Ended June 30,
	2024	2023	Change
External research and development expenses	$29.6	$25.0	$4.6
Internal research and development expenses	23.2	25.9	(2.7)
Stock based compensation	8.7	9.1	(0.4)
Total research and development expenses	$61.5	$60.0	$1.5
Research and development expenses increased by $1.5 million for the three months ended June 30, 2024 over the same period in 2023 primarily due to increased spending on other research and early stage programs, partially offset by decreased spending on our XmAb104 program.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024	2023	Change
General and administrative	$17.7	$11.5	$6.2
General and administrative expenses increased by $6.2 million for the three months ended June 30, 2024 over the same period in 2023 primarily due to increased spending on corporate activities, including stock-based compensation costs related to the extension of vesting periods and expiration dates of equity awards for employees who retired in April 2024.
Other Income (Expense), Net
Other (expense), net was $(5.0) million for the three months ended June 30, 2024, which consists of unrealized and realized losses recognized from the change in fair value and the sale of our equity investments, partially offset by interest income earned on investments. Other income, net was $4.0 million for the three months ended June 30, 2023, which consists primarily of interest income earned on investments.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023	Change
Revenues:
Research collaboration	$—	$22.5	$(22.5)
License	8.5	—	8.5
Milestone	0.5	15.0	(14.5)
Royalties	20.8	27.0	(6.2)
Total revenues	29.8	64.5	(34.7)
Operating expenses:
Research and development	118.4	125.6	(7.2)
General and administrative	31.5	25.6	5.9
Total operating expenses	149.9	151.2	(1.3)
Other income (expense), net	(15.8)	4.0	(19.8)
Loss before income tax expense	(135.9)	(82.7)	(53.2)
Income tax expense	0.1	—	0.1
Net loss	$(136.0)	$(82.7)	$(53.3)
Net loss attributable to non-controlling interest	(2.1)	—	(2.1)
Net loss attributable to Xencor, Inc.	$(133.9)	$(82.7)	$(51.2)
Revenues
Revenues for the six months ended June 30, 2024 are primarily licensing revenue from Mabgeek and a third-party licensee as well as non-cash royalty revenue from Alexion and MorphoSys. Revenues for the six months ended June 30, 2023 are primarily from research revenue from our second collaboration with Janssen, royalty revenue from Alexion, and milestone revenue from Janssen and Zenas.

Research and Development Expenses
The following tables summarize our research and development expenses for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023	Change
Product programs:
Bispecific programs:
CD3 programs:
Plamotamab*	$5.0	$9.8	$(4.8)
XmAb819 (ENPP3 x CD3)	13.1	9.3	3.8
XmAb541 (CLDN6 X CD3)	7.0	10.9	(3.9)
Total CD3 programs	25.1	30.0	(4.9)

XmAb808 (B7-H3 x CD28)	10.5	8.1	2.4

Tumor micro environment (TME) activator programs:
Vudalimab	23.7	17.3	6.4
XmAb104	3.2	13.0	(9.8)
Total TME activators programs	26.9	30.3	(3.4)

Subtotal bispecific programs	62.5	68.4	(5.9)

Cytokine programs:
XmAb306/RG6323 programs*	10.4	4.5	5.9
XmAb564	6.8	12.5	(5.7)
XmAb662 (IL-12-Fc)	4.8	7.0	(2.2)
Total cytokine programs	22.0	24.0	(2.0)

Other, research and early stage programs	33.2	28.9	4.3

Wind down costs of terminated programs (1)	0.7	4.3	(3.6)

Total research and development expenses	$118.4	$125.6	$(7.2)
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of programs that terminated in prior periods including the vibecotamab, tidutamab, and XmAb841 programs.

	Six Months Ended June 30,
	2024	2023	Change
External research and development expenses	$55.3	$54.0	$1.3
Internal research and development expenses	47.7	54.2	(6.5)
Stock based compensation	15.4	17.4	(2.0)
Total research and development expenses	$118.4	$125.6	$(7.2)
Research and development expenses decreased by $7.2 million for the six months ended June 30, 2024 over the same period in 2023 primarily due to decreased spending on our XmAb104 program, partially offset by increased spending on other research and early stage programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023	Change
General and administrative	$31.5	$25.6	$5.9
General and administrative expenses increased by $5.9 million for the six months ended June 30, 2024 over the same period in 2023 primarily due to increased corporate activities including stock-based compensation costs related to the extension of vesting periods and expiration dates of equity awards for employees who retired in April 2024.
Other Income (Expense), Net
Other income (expense), net was $(15.8) million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. Other expense, net for the six months ended June 30, 2024 consists of an impairment charge on Zenas, our equity investment without a readily determinable fair value, and unrealized and realized losses recognized from the change in fair value and the sale of our other equity investments with readily determinable fair values, partially offset by interest income earned on investments. Other income, net for the same period in 2023 consists primarily of interest income earned on investments, partially offset by unrealized loss recognized from the change in fair value of our equity investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(120,595)	$(68,814)	$(51,781)
Investing activities	$98,334	$46,739	$51,595
Financing activities	$(757)	$2,843	$(3,600)
Net decrease in cash	$(23,018)	$(19,232)	$(3,786)

Operating Activities
Cash used in operating activities for the six months ended June 30, 2024 and 2023 was $120.6 million and $68.8 million, respectively. The increase in cash used in operating activities is due to the decrease in royalty revenue received as a result of the sale of future royalties in 2023 and higher spending in the six months ended June 30, 2024.
Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 is due to the reduction in our liability under the OMERS agreement for Monjuvi, partially offset by net proceeds from the exercise of stock options and purchase of ESPP. Net cash provided by financing activities for the six months ended June 30, 2023 represents net proceeds from the exercise of stock options and purchase of ESPP.
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.
As of June 30, 2024, we had $585.4 million of cash, cash equivalents, restricted cash, and marketable debt securities compared to $697.4 million as of December 31, 2023. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from the sale of products developed by us to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our internal product development candidates. As we are currently in the clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will commercialize one or more of our internal product development candidates. We expect that we will continue to increase our operating expenses in connection with ongoing, and additional clinical and preclinical development of product candidates in our pipeline and also development candidates that we are co-developing with our partners.
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
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended June 30, 2024.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness described in "Item 4. Controls and Procedures" of our Form 10-Q for the quarter ended March 31, 2024 and completion of additional procedures, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements represent fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The material weakness did not result in any restatements of consolidated financial statements previously reported by us, nor were there any changes to previously released financial results.
Material Weakness Remediation Efforts
We continue to make further progress in implementing changes to our internal control over financial reporting to remediate the material weakness described in "Item 4. Controls and Procedures" of our Form 10-Q for the quarter ended March 31, 2024. Our plan to address the material weakness includes (1) expand management’s oversight of the impairment analysis of its equity investments in securities without readily determinable fair value, (2) continue to implement improved processes and controls for documenting the impairment valuation process of securities without a readily determinable fair value, (3) engage external resources when required to assist with the assessment of valuation methodologies for securities without a readily determinable fair value and (4) continue to formalize and communicate policies related to the evaluation of early indicators of impairment of securities without a readily determinable fair value.
We have made necessary improvements in the design of our internal controls and implemented additional controls around the impairment analysis. We have engaged an external resource to assist with the valuation of securities without a readily determinable fair value and we have formalized our policies related to the evaluation of early indicators of impairment by documenting our impairment analysis and having a formal communications framework regarding the Company's knowledge of any indicators of impairment.
Management is committed to maintaining an effective internal control environment and remediating the identified material weakness in a timely manner, with appropriate oversight from our Audit Committee. The elements of our remediation plan can only be accomplished over time. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management will monitor the effectiveness of its remediation plan and will refine it appropriately.
Changes in Internal Control
Other than the remediation actions described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 5. Other Information
(c) Rule 10b5-1 Plans

On June 14, 2024, Bassil Dahiyat, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 66,192 shares of the Company's common stock until February 13, 2025.

On June 14, 2024, John Desjarlais, our Executive Vice President and Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 81,458 shares of the Company's common stock until February 12, 2025.

On June 28, 2024, Ellen Feigal, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,496 shares of the Company's common stock until June 27, 2025.

On June 28, 2024, Kevin Gorman, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,827 shares of the Company's common stock until June 30, 2025.

On June 28, 2024, Kurt Gustafson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,496 shares of the Company's common stock until June 27, 2025.

On June 28, 2024, Dagmar Rosa-Bjorkeson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,496 shares of the Company's common stock until June 27, 2025.

On May 23, 2024, Richard Ranieri, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 15,000 shares of the Company's common stock until May 16, 2025, and it was terminated on June 27, 2024. On June 28, 2024, he adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,496 shares of the Company's common stock until June 27, 2025.

On June 27, 2024, A Bruce Montgomery, a member of our Board of Directors, terminated a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) entered on August 7, 2023. On June 28, 2024, he adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 26,568 shares of the Company's common stock until June 27, 2025.

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

10.1	Consulting Agreement by and between the Company and John J. Kuch, dated April 19, 2024.

10.2	Executive Employment Agreement Addendum No. 2 dated June 1, 2024 by and between the Company and Nancy Valente

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Labels Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 5, 2024