Form 10-Q
period 2024-09-30
Xencor Inc
filed 2024-11-06
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2024
Common stock, par value $0.01 per share	69,982,030

Xencor, Inc.
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2024
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,031	$53,790
Marketable debt securities	435,043	497,725
Marketable equity securities	78,903	42,210
Accounts receivable	10,205	11,290
Prepaid expenses and other current assets	20,146	18,145
Total current assets	573,328	623,160
Property and equipment, net	62,400	66,124
Patents, licenses, and other intangible assets, net	17,919	18,663
Restricted cash	385	380
Marketable debt securities - long term	290,274	145,512
Marketable equity securities - long term	—	64,210
Right of use (ROU) asset	38,831	33,995
Other assets	498	648
Total assets	$983,635	$952,692
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,770	$13,914
Accrued expenses	25,407	23,564
Income tax payable	—	5,782
Lease liabilities	2,181	3,435
Deferred income	37,865	31,682
Debt	7,749	6,332
Total current liabilities	91,972	84,709
Lease liabilities, net of current portion	66,489	59,025
Deferred income, net of current portion	94,107	125,183
Debt, net of current portion	10,169	14,642
Total liabilities	262,737	283,559
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2024 and December 31, 2023; 69,963,447 issued and outstanding at September 30, 2024 and 60,998,191 issued and outstanding at December 31, 2023	701	611
Additional paid-in capital	1,364,846	1,131,266
Accumulated other comprehensive income	1,800	1,291
Accumulated deficit	(643,511)	(464,372)
Total stockholders’ equity attributable to Xencor, Inc.	723,836	668,796
Non-controlling interest	(2,938)	337
Total stockholders’ equity	720,898	669,133
Total liabilities and stockholders’ equity	$983,635	$952,692
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Collaborations, milestones, and royalties	$10,710	$59,164	$40,475	$123,649
Operating expenses
Research and development	58,226	64,941	176,630	190,553
General and administrative	14,767	12,493	46,300	38,107
Total operating expenses	72,993	77,434	222,930	228,660
Loss from operations	(62,283)	(18,270)	(182,455)	(105,011)

Other income (expense)
Interest income	7,537	5,023	23,766	11,693
Interest expense	(795)	(7)	(2,716)	(21)
Other (expense) income, net	(10)	8	(14)	(14)
Impairment on equity securities	—	—	(20,430)	—
Gain (loss) on equity securities, net	9,254	(11,023)	(448)	(13,633)
Total other income (expense), net	15,986	(5,999)	158	(1,975)

Loss before income tax expense	(46,297)	(24,269)	(182,297)	(106,986)
Income tax expense	—	—	117	—
Net loss	(46,297)	(24,269)	(182,414)	(106,986)

Net loss attributable to non-controlling interest	(1,154)	—	(3,275)	—
Net loss attributable to Xencor, Inc.	$(45,143)	$(24,269)	$(179,139)	$(106,986)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(0.71)	$(0.40)	$(2.87)	$(1.77)

Basic and diluted weighted average common shares outstanding	64,022,547	60,621,534	62,310,045	60,387,163
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	(46,297)	(24,269)	(182,414)	(106,986)
Other comprehensive income
Net unrealized gain on marketable debt securities	2,452	1,151	510	6,244
Comprehensive loss	(43,845)	(23,118)	(181,904)	(100,742)
Comprehensive loss attributable to non-controlling interest	(1,154)	—	(3,275)	—
Comprehensive loss attributable to Xencor, Inc.	$(42,691)	$(23,118)	$(178,629)	$(100,742)
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2023	60,998,191	$611	$1,131,266	$1,291	$(464,372)	$337	$669,133
Issuance of common stock upon exercise of stock awards	152,682	1	1,786	—	—	—	1,787
Issuance of restricted stock units	483,812	5	(5)	—	—	—	—
Comprehensive loss	—	—	—	(1,445)	(68,033)	(676)	(70,154)
Stock-based compensation	—	—	11,421	—	—	—	11,421
Balance, March 31, 2024	61,634,685	$617	$1,144,468	$(154)	$(532,405)	$(339)	$612,187

Issuance of common stock upon exercise of stock awards	10,213	—	140	—	—	—	140
Issuance of restricted stock units	67,160	1	(1)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	53,996	1	929	—	—	—	930
Comprehensive loss	—	—	—	(498)	(65,963)	(1,445)	(67,906)
Stock-based compensation	—	—	17,190	—	—	—	17,190
Balance, June 30, 2024	61,766,054	$619	$1,162,726	$(652)	$(598,368)	$(1,784)	$562,541

Sale of common stock and pre-funded warrants, net of issuance cost	8,093,712	81	189,098	—	—	—	189,179
Issuance of common stock upon exercise of stock awards	59,254	1	684	—	—	—	685
Issuance of restricted stock units	44,427	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	2,452	(45,143)	(1,154)	(43,845)
Stock-based compensation	—	—	12,338	—	—	—	12,338
Balance, September 30, 2024 (unaudited)	69,963,447	$701	$1,364,846	$1,800	$(643,511)	$(2,938)	$720,898

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	—	(57,436)
Stock-based compensation	—	—	12,599	—	—	—	12,599
Balance, March 31, 2023	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$—	$683,583

Issuance of common stock upon exercise of stock awards	145,003	1	676	—	—	—	677
Issuance of restricted stock units	18,148	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	55,309	1	1,241	—	—	—	1,242
Comprehensive income (loss)	—	—	—	1,765	(21,954)	—	(20,189)
Stock-based compensation	—	—	13,563	—	—	—	13,563
Balance, June 30, 2023	60,600,060	$607	$1,101,131	$(1,860)	$(421,002)	$—	$678,876

Issuance of common stock upon exercise of stock awards	34,743	—	356	—	—	—	356
Issuance of restricted stock units	31,097	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	1,151	(24,269)	—	(23,118)
Stock-based compensation	—	—	12,896		—	—	12,896
Balance, September 30, 2023 (unaudited)	60,665,900	$607	$1,114,383	$(709)	$(445,271)	$—	$669,010
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(182,414)	$(106,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,113	8,270
Accretion of discount on marketable debt securities	(13,504)	(8,211)
Stock-based compensation	40,949	39,058
Equity received in connection with license agreements	—	(10,000)
Abandonment of capitalized intangible assets	2,179	797
Gain on sale of marketable debt securities	(3)	—
Change in fair value of equity securities	448	13,633
Impairment on equity securities	20,430	—
Non-cash interest expense	2,682	—
Loss on disposal of assets	6	1,380
Changes in operating assets and liabilities:
Accounts receivable	1,085	(26,003)
Interest receivable from marketable debt securities	(3,131)	113
Prepaid expenses and other assets	(1,851)	1,592
Accounts payable	4,856	4,879
Accrued expenses	1,843	5,744
Income taxes	(5,782)	—
Lease liabilities and ROU assets	1,374	737
Deferred revenue	—	(21,098)
Deferred income	(24,893)	—
Net cash used in operating activities	(146,613)	(96,095)
Cash flows from investing activities
Purchase of marketable securities	(540,844)	(444,480)
Sale of equity securities	6,639	—
Purchase of patents, licenses, and other intangible assets	(2,396)	(2,077)
Purchase of property and equipment	(4,433)	(17,468)
Proceeds from maturities of marketable securities	465,941	556,090
Proceeds from sale of marketable securities	9,969	—
Net cash (used in) provided by investing activities	(65,124)	92,065
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	201,256	—
Common stock and pre-funded warrants issuance costs	(12,077)	—
Proceeds from issuance of common stock upon exercise of stock awards	2,612	1,957
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	930	1,242
Reduction of liability for sale of future royalties	(5,738)	—
Net cash provided by financing activities	186,983	3,199
Net decrease in cash, cash equivalents, and restricted cash	(24,754)	(831)
Cash, cash equivalents, and restricted cash, beginning of period	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$29,416	$53,111

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$31	$21
Income taxes	$6,100	$—
Supplemental disclosures of non-cash activities
Unrealized gain on marketable debt securities	$510	$6,244
ROU assets obtained	$7,166	$2,462

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$29,031	$52,733
Restricted cash	385	378
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$29,416	$53,111
See accompanying notes.

Xencor, Inc.
Notes to Financial Statements
(unaudited)
September 30, 2024
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
Reclassifications
Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified to conform to the current period's presentation. These reclassifications did not affect the prior period's total assets, liabilities, stockholders' equity, net loss or cash flows. During the nine months ended September 30, 2024, we adopted a change in presentation on our consolidated statements of loss to include loss from disposal of fixed assets in operating expenses. The prior period has been revised to reflect this change in the presentation.
Intangible Assets
The Company maintains definite-lived intangible assets related to certain capitalized costs of acquired licenses and third-party costs incurred in establishing and maintaining its intellectual property rights to its platform technologies and development candidates. These assets are amortized over their useful lives, which are estimated to be the remaining patent life or the contractual term of the license. The straight-line method is used to record amortization expense. The Company assesses its intangible assets for impairment if indicators are present or changes in circumstances suggest that impairment may exist. There was no impairment charge recorded for the three and nine months ended September 30, 2024 and 2023.
The Company capitalizes certain in-process intangible assets that are then abandoned when they are no longer pursued or used in current research activities. We abandoned $1.4 million and $2.2 million of in-process intangible assets during the three and nine months ended September 30, 2024, respectively. We abandoned $0.2 million and $0.8 million of in-process intangible assets during the three and nine months ended September 30, 2023, respectively.
Marketable Debt and Equity Securities
The Company has an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. The investment policy limits the maturity of any individual security to a maximum of 36 months. The average maturity of securities in the portfolio as of September 30, 2024 is less than 12 months. The Company invests its excess cash primarily in marketable debt securities issued by investment grade institutions.
The Company considers its marketable debt securities to be available-for-sale because it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the three and nine months ended September 30, 2024 and 2023. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Each reporting period, the Company reviews its portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the three and nine months ended September 30, 2024, the Company recorded an unrealized gain of $2.5 million and $0.5 million, respectively, in its portfolio of marketable debt securities. During the three and nine months ended September 30, 2023, the Company recorded a net unrealized gain of $1.2 million and $6.2 million, respectively. The unrealized gain is due to the changing interest rate environment. The net unrealized gain is recorded in other comprehensive income for the three and nine months ended September 30, 2024 and 2023.
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
The Company also had an investment in equity securities without a readily determinable fair value, where the Company elected the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There is no impairment charge for the three months ended September 30, 2024. There was an impairment charge of $20.4 million recorded for the nine months ended September 30, 2024 in connection with the valuation of equity securities without a readily determinable fair value. There was no impairment charge recorded for the three and nine months ended September 30, 2023. Following the closing of Zenas' initial public offering on September 16, 2024, the Company no longer holds an investment in equity securities without a readily determinable fair value. See Note 5.

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

The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	September 30, 2024 (unaudited)			December 31, 2023
	Total Fair Value	Level 1	Level 2	Total Fair Value	Level 1	Level 2
Money Market Funds	$21,028	$21,028	$—	$25,520	$25,520	$—
Corporate Securities	161,643	—	161,643	228,723	—	228,723
Government Securities	563,674	—	563,674	414,514	—	414,514
	$746,345	$21,028	$725,317	$668,757	$25,520	$643,237
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the three and nine months ended September 30, 2024 and 2023, there were no transfers between Level 1 and Level 2.
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
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss attributable to Xencor, Inc.	$(45,143)	$(24,269)	$(179,139)	$(106,986)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	64,022,547	60,621,534	62,310,045	60,387,163
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(0.71)	$(0.40)	$(2.87)	$(1.77)
For each of the three and nine months ended September 30, 2024 and 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.
4. Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income. For each of the three and nine-month periods ended September 30, 2024 and 2023, the only component of other comprehensive income is net unrealized gain on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during each of the three and nine-month periods ended September 30, 2024 and 2023.

5. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of September 30, 2024 and December 31, 2023 are summarized below:

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$21,028	$—	$—	$21,028
Corporate Securities	161,118	525	—	161,643
Government Securities	562,387	1,419	(132)	563,674
	$744,533	$1,944	$(132)	$746,345

Reported as
Cash and cash equivalents				$21,028
Marketable securities				725,317
Total investments				$746,345

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$25,520	$—	$—	$25,520
Corporate Securities	228,382	342	(1)	228,723
Government Securities	413,553	1,037	(76)	414,514
	$667,455	$1,379	$(77)	$668,757

Reported as
Cash and cash equivalents				$25,520
Marketable securities				643,237
Total investments				$668,757
The maturities of the Company’s marketable debt securities as of September 30, 2024 are as follows:

September 30, 2024	Amortized Cost	Estimated Fair Value
(in thousands)
Mature in one year or less	$433,602	$435,043
Mature within two years	289,903	290,274
	$723,505	$725,317

The unrealized losses on available-for-sale investments and their related fair values as of September 30, 2024 and December 31, 2023 are as follows:

	Less than 12 months		12 months or greater
September 30, 2024	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Government Securities	$—	$—	$198,710	$(132)

	Less than 12 months		12 months or greater
December 31, 2023	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$8,073	$(1)	$—	$—
Government Securities	66,546	(76)	—	—
	$74,619	$(77)	$—	$—
The unrealized losses from the available-for-sale securities are due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value and securities without a readily determinable fair value. Equity securities with a readily determinable fair value are carried at fair value with changes in fair value recognized each period and reported within other income (expense), net. For equity securities without a readily determinable fair value, the Company elects the measurement alternative to record these investments at their initial cost and evaluates such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The Company sold 443,909 shares of common stock of Astria Therapeutics, Inc. (Astria) in the second quarter of 2024, and sold the remaining 253,958 shares of common stock of Astria in July 2024. The Company does not hold any shares of common stock of Astria as of September 30, 2024. The Company recorded realized gains of $0.1 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. The Company held 697,867 shares of common stock as of September 30, 2023, which were classified as equity securities with a readily determinable fair value. The Company recorded unrealized losses of $0.6 million and $4.5 million for the three and nine months ended September 30, 2023, respectively.
The Company currently holds 1,885,533 shares of common stock of INmune Bio, Inc. (INmune). The 1,885,533 shares of INmune common stock are classified as equity securities with a readily determinable fair value. For the three and nine months ended September 30, 2024, the Company recorded unrealized losses of $6.5 million and $11.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $4.4 million and an unrealized gain of $0.8 million, respectively.
The Company currently holds 717,144 shares of common stock of Viridian Therapeutics, Inc. (Viridian). The shares of Viridian common stock are classified as equity securities with a readily determinable fair value. The Company recorded unrealized gains of $7.0 million and $0.7 million for the three and nine months ended September 30, 2024, respectively. The Company recorded unrealized losses of $6.1 million and $9.9 million for the three and nine months ended September 30, 2023, respectively.
The Company holds an equity interest in Zenas BioPharma, Inc. (Zenas). The Company’s equity interests previously included preferred stock in Zenas when Zenas was a privately-held company. The preferred shares were received as an upfront payment and a milestone payment for licensing certain clinical and preclinical assets from the Company and did not have a readily determinable fair value. The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in an orderly transaction for the identical or a similar investment of the same issuer. During the six months ended June 30, 2024, the Company recorded $20.4 million of impairment charge due to an impairment analysis using the measurement alternative for the valuation of a security without a readily determinable fair value.

On September 16, 2024, following the closing of Zenas' initial public offering, the Company's preferred stock in Zenas was automatically converted to 3,098,380 shares of common stock which were then classified as equity securities with a readily determinable fair value. The Company subsequently discontinued the use of the measurement alternative in valuing its equity interest in Zenas. As a result, the Company recorded an unrealized gain of $8.6 million for each of the three and nine months ended September 30, 2024.
Equity securities with a readily determinable fair value, which are categorized as Level 1 in the fair value hierarchy under ASC 820, and their fair values (in thousands) as of September 30, 2024 and December 31, 2023 are as follows:

	Fair Value	Fair Value
	September 30, 2024	December 31, 2023
Astria Common Stock	$—	$5,360
INmune Common Stock	10,163	21,231
Viridian Common Stock	16,315	15,619
Zenas Common Stock	52,425	—
	$78,903	$42,210
Equity securities without a readily determinable fair value and their carrying values (in thousands) as of September 30, 2024 and December 31, 2023 are as follows:

	Carrying Value	Carrying Value
	September 30, 2024	December 31, 2023
Zenas Preferred Stock	$—	$64,210
Net gain (loss) recorded related to these equity securities are recorded under other income (expense). Below is a reconciliation of net gain (loss) recorded on equity securities during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gain (loss) recorded on equity securities	$9,254	$(11,023)	$(448)	$(13,633)
Less: Net gain recorded on sale of equity securities	92	—	1,280	—
Unrealized gain (loss) recorded on equity securities held at the reporting date	$9,162	$(11,023)	$(1,728)	$(13,633)
6. Stock Based Compensation
In June 2023, our Board of Directors (the Board) and stockholders approved the 2023 Equity Incentive Plan (the 2023 Plan), which became effective as of June 14, 2023, and superseded the 2013 Equity Incentive Plan (the 2013 Plan). No additional awards may be granted under the 2013 Plan.
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
As of September 30, 2024, the total number of shares of common stock available for issuance under the 2023 Plan is 18,617,423, which includes shares of common stock that were available for issuance under the 2013 Plan as of the effective date of the 2023 Plan. As of September 30, 2024, a total of 2,510,949 options have been granted under the 2023 Plan.
In November 2013, the Board and our stockholders approved the ESPP, which became effective as of December 5, 2013. As of September 30, 2024, the total number of shares of common stock available for issuance under the ESPP is 987,344. Unless otherwise determined by the Board, beginning on January 1, 2014, and continuing until January 1, 2023, the total number of shares of common stock available for issuance under the ESPP automatically increased annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. The automatic increase has expired, and the number of shares of common stock available for issuance under the ESPP was not increased on January 1, 2024. As of September 30, 2024, we have issued a total of 787,474 shares of common stock under the ESPP.
During the nine months ended September 30, 2024, the Company awarded 1,026,220 RSUs under the 2023 Plan to certain employees and non-employee directors. The standard vesting of these awards is generally in three equal annual installments and is contingent on an employee’s continued service to the Company. The fair value of these awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period. As of September 30, 2024, a total of 1,112,887 RSUs have been granted under the 2023 Plan.
The Company extended vesting periods and expiration dates of equity awards for employees who retired in April 2024. There was a $3.1 million incremental expense as a result of the extension of the expiration dates, and there was a $1.2 million expense as a result of the extension of the vesting periods.
Total employee, director and non-employee stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$5,158	$4,487	$18,326	$13,234
Research and development	7,180	8,409	22,623	25,824
	$12,338	$12,896	$40,949	$39,058

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$6,760	$6,314	$24,578	$20,139
ESPP	206	307	623	970
RSUs	5,372	6,275	15,748	17,949
	$12,338	$12,896	$40,949	$39,058
The following table summarizes option activity under our stock plans and related information:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	11,142,986	$29.60	6.03	$9,977
Options granted	2,297,551	$22.21
Options forfeited	(614,922)	$32.36
Options exercised	(222,149)	$11.76
Balance at September 30, 2024	12,603,466	$28.44	5.96	$6,942
Exercisable	8,522,788	$29.56	4.62	$6,550

We calculate the intrinsic value as the difference between the exercise price of the options and the closing price of common stock of $20.11 per share as of September 30, 2024.
The weighted-average fair value of options granted during the nine-month periods ended September 30, 2024 and 2023 were $22.21 and $30.07 per share, respectively. There were 2,068,582 options granted during the nine-month period ended September 30, 2023. We estimated the fair value of each equity award, including stock options and shares issued under our ESPP, using the Black-Scholes option-pricing model based on the date of grant of such stock option or ESPP share issuance date, with the following weighted average assumptions for the three and nine months ended September 30, 2024 and 2023:

	Options		Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (years)	5.8	6.1	6.4	6.1
Expected volatility	50.8%	50.0%	50.1%	50.5%
Risk-free interest rate	4.15%	4.43%	4.18%	4.18%
Expected dividend yield	—%	—%	—%	—%

	ESPP		ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 -2.0
Expected volatility	43.0% - 44.6%	38.2% - 55.7%	43.0% - 44.6%	38.2% - 55.7%
Risk-free interest rate	4.71% - 5.40%	0.13% - 5.39%	4.71% - 5.40%	0.13% - 5.39%
Expected dividend yield	—%	—%	—%	—%
As of September 30, 2024, the unamortized compensation expense related to unvested stock options was $50.4 million. The remaining unamortized compensation expense will be recognized over the next 2.5 years. As of September 30, 2024, the unamortized compensation expense under our ESPP was $1.0 million. The remaining unamortized expense will be recognized over the next 1.2 years.
The following table summarizes the RSU activity for the nine-month period ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)

Unvested RSUs at December 31, 2023	1,490,040	$30.66
Granted	1,026,220	22.31
Vested	(595,399)	31.49
Forfeited	(167,097)	28.89
Unvested RSUs at September 30, 2024	1,753,764	$25.57
As of September 30, 2024, the unamortized compensation expense related to unvested RSUs was $31.6 million. The remaining unamortized expense will be recognized over the next 1.9 years.
7. Leases
The Company leases office and laboratory space in Monrovia, California under a lease that expires in December 2025 with an option to renew for an additional five years at then market rates. The Company has assessed that it is unlikely to exercise the option to extend the lease term.

In June 2021, the Company entered into an Agreement of Lease (Lease Agreement) for laboratory and office space in Pasadena, California, which will expire in July 2035. The Lease Agreement provides for two separate phases of lease and occupancy. The first phase commenced on August 1, 2022 and provided the Company with an improvement allowance up to $17.0 million. The second phase of the lease agreement will commence no later than September 30, 2026 and includes an additional improvement allowance up to $3.3 million. In August 2022, the Company entered into an amendment pursuant to which the Company received an additional $5.0 million in tenant improvement allowance in exchange for an increase in the rental rate of the phase 1 space. The Company received delivery of the second phase premises on December 1, 2022. The Company placed the new facility into service in February 2023. In January 2024, the Company entered into an amendment, in which the Company was paid $0.7 million of tenant improvement allowance from the second phase for HVAC costs in the first phase.
In August 2023, the Company entered into a Sublease Agreement for office space in San Diego, California. The term of the Sublease Agreement began in September 2023 and ends in December 2027. In connection with the Sublease Agreement, the Company provided a $0.4 million Letter of Credit to the landlord. The Letter of Credit will decline over the term of the lease. The Company also entered into a Cash Collateral Agreement for $0.4 million, which is classified as restricted cash in the Consolidated Balance Sheets.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.
The following table reconciles the undiscounted cash flows for the operating leases at September 30, 2024 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
For the remainder of 2024	$1,143
2025	8,022
2026	9,238
2027	9,560
2028	9,076
2029	9,331
Thereafter	57,104
Total undiscounted lease payments	103,474
Less: Tenant allowance	(2,536)
Less: Imputed interest	(32,268)
Present value of lease payments	$68,670

Lease liabilities - short-term	$2,181
Lease liabilities - long-term	66,489
Total lease liabilities	$68,670
The following table summarizes lease costs and cash payments for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$1,881	$2,075	$5,643	$6,275
Variable lease cost	(201)	232	939	685
Total lease costs	$1,680	$2,307	$6,582	$6,960

Cash paid for amounts included in the measurement of lease liabilities	$801	$820	$2,679	$2,265

As of September 30, 2024, the weighted-average remaining lease term for operating leases is 10.5 years, and the weighted-average discount rate for operating leases is 7.0%. As of September 30, 2023, the weighted-average remaining lease term for operating leases was 11.0 years, and the weighted-average discount rate for operating leases was 8.8%.
8. Commitments and Contingencies
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. We are currently a party to an action initiated by Merus N.V. (Merus) in the District of Delaware alleging that our manufacture, use, offer for sale, sale, and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against us on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the Asserted Patents). Merus seeks a judgment of patent infringement, an order enjoining us from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, we filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which we argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Merus filed its response to our motion on October 31, 2024, and our deadline for replying to the Merus response is November 14, 2024. We believe we have strong defenses to Merus' claims, including defenses of invalidity and/or non-infringement, but there is no guarantee that we will prevail.
The Company does not believe it is currently subject to other matters where there is at least a reasonable possibility that a material loss may be incurred.
The Company is obligated to make future payments to third parties pursuant to certain license agreements, including sublicense fees, royalties, and payments that become due and payable on the achievement of certain development and commercialization milestones. As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on the Company’s balance sheets for the periods ended September 30, 2024 and December 31, 2023. The Company has also entered into agreements with third-party vendors that will require us to make future payments upon the delivery of goods and services in future periods.
9. Collaboration and Licensing Agreements
The following is a summary description of the material collaboration arrangements in the three and nine months ended September 30, 2024 and 2023.
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
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for cash consideration. For the nine months ended September 30, 2024, Company earned and recognized $24.9 million in non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The Company recognized $8.6 million and $24.9 million of non-cash royalty revenue during the three and nine months ended September 30, 2024, respectively, and $11.8 million and $33.4 million of royalty revenue under this arrangement for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there is no receivable and no deferred revenue related to this agreement.

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
Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306, and we shared in 45% of development and commercialization costs of Collaboration Products. We were also eligible to share in 45% of net profits and losses from the sale of approved products. However, in the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. We are eligible to receive up to $600.0 million in milestones, including $115.0 million in development milestones, $185.0 million in regulatory milestones and $300.0 million in sales-based milestones and tiered royalties ranging from low double-digit to mid-teen percentages.
The Company did not recognize revenue related to the Genentech Agreement for the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024, there is a $7.6 million payable related to cost-sharing development activities during the first half of 2024 for development studies being conducted under the Genentech Agreement. There is no deferred revenue as of September 30, 2024 related to this agreement.
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
No revenue was recognized for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recognized $6.0 million in revenue related to development milestones. There is no deferred revenue as of September 30, 2024 related to this agreement.
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
The Company did not recognize revenue for the three and nine months ended September 30, 2024, and the Company recognized $7.5 million of revenue for the three and nine months ended September 30, 2023 under the J&J Agreement. As of September 30, 2024, there is no deferred revenue related to this Agreement.

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
The Company collaborated with J&J on clinical development of plamotamab and shared development costs with J&J paying 80% and the Company paying 20% of certain development costs. In June 2024, the Company was notified that J&J was terminating its rights to plamotamab, which termination became effective in June 2024.
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
There is a receivable of $2.3 million as of September 30, 2024, related to cost-sharing activities for the development of plamotamab under the Second J&J Agreement. No revenue was recognized for the three and nine months ended September 30, 2024, and the Company recognized $6.2 million and $33.6 million of revenue for the three and nine months ended September 30, 2023, respectively. There is no deferred revenue as of September 30, 2024 related to the Second J&J Agreement as obligations to perform research activities have expired.
MorphoSys AG/Incyte Corporation
In June 2010, the Company entered into a Collaboration and License Agreement (the MorphoSys Agreement) with MorphoSys AG (MorphoSys), which was subsequently amended. Under the MorphoSys Agreement, we granted MorphoSys an exclusive worldwide license to the Company’s patents and know-how to research, develop and commercialize the XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. In February 2024, Incyte Corporation assumed all of MorphoSys' right, title and interest in the MorphoSys Agreement and acquired exclusive global development and commercialization rights to tafasitamab. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.
On November 3, 2023, the Company entered into the Monjuvi Royalty Sale Agreement with OMERS, pursuant to which OMERS acquired the rights to certain royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi.
The Company recognized $2.1 million and $6.5 million of non-cash royalty revenue during the three and nine months ended September 30, 2024, respectively. The Company recognized $2.7 million and $6.6 million of royalty revenue during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there is a receivable of $2.1 million related to estimated royalties due under the arrangement. As of September 30, 2024, there is no deferred revenue related to this agreement.
Omeros Corporation
In August 2020, the Company entered into a Technology License Agreement (the Omeros Agreement) with Omeros Corporation (Omeros), in which the Company provided Omeros a non-exclusive license to its Xtend Fc technology, an exclusive license to apply its Xtend technology to an initial identified antibody and options to apply its Xtend technology to three additional antibodies.
No revenue was recognized for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recognized $5.0 million of milestone revenue related to a development milestone. As of September 30, 2024, there is no deferred revenue related to this Agreement.

Shanghai Mabgeek Biotech Co., Ltd.
On December 22, 2023, the Company entered into a Technology License Agreement with Shanghai Mabgeek Biotech Co., Ltd. (Mabgeek), and the Company and Mabgeek entered into Amendment No. 1 on June 21, 2024 (collectively, the Mabgeek Agreement). Under the Mabgeek Agreement, the Company received an upfront payment of $1.5 million and up to $11.9 million of milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low single digits.
The Company evaluated the Mabgeek Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to Mabgeek in June 2024.
No revenue was recognized for the three months ended September 30, 2024. The Company recognized $1.5 million of license revenue related to the Mabgeek Agreement for the nine months ended September 30, 2024. There is no deferred revenue as of September 30, 2024 related to this agreement.
Vega Therapeutics, Inc.
In October 2021, the Company entered into a Technology License Agreement (the Vega Agreement) with Vega Therapeutics, Inc. (Vega), in which the Company provided Vega a non-exclusive license to its Xtend Fc technology. In March 2024, Vega notified the Company that it initiated a Phase 1 study, and the Company recorded milestone revenue of $0.5 million.
The Company recognized $0.5 million of revenue for the nine months ended September 30, 2024. No revenue was recognized for the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.
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
The Company recognized nominal amounts of revenue for the three months ended September 30, 2024 and 2023. The Company recognized $0.1 million and $1.5 million of revenue for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there is no receivable related to estimated royalty due under this agreement, and there is no deferred revenue related to this agreement.
Zenas BioPharma, Inc.
In November 2020, the Company entered into a License Agreement (the Zenas Agreement) with Zenas, pursuant to which the Company received an equity interest in Zenas in exchange for the exclusive, worldwide rights to develop and commercialize drug candidates from the Company. The equity in Zenas was recorded at the fair value as of the date of the Zenas Agreement and was reviewed each reporting period for impairment or other evidence of change in value.
In November 2021, the Company entered into a second License Agreement (the Second Zenas Agreement) with Zenas, pursuant to which the Company received additional equity in Zenas in exchange for the exclusive worldwide rights to develop and commercialize the Company’s obexelimab (XmAb5871) drug candidate. Under the license, the Company is eligible to receive development, regulatory and sales milestones in connection with the development of obexelimab and royalties on net sales of approved products. The original equity received for the second license was a warrant to acquire additional shares of Zenas. The warrant was exchanged for additional preferred stock in Zenas in November 2022.
The warrant in Zenas was recorded at its fair value as of the date of the Second Zenas Agreement and was reviewed each reporting period for impairment or other evidence of change in value. The preferred shares received in exchange for the warrant were recorded at their fair value at the date of the exchange and were reviewed each reporting period for impairment or other evidence of change in value.
In 2023, Zenas initiated a Phase 3 clinical study with obexelimab and also dosed a second patient in the study. The Company received a development milestone in the form of additional preferred stock in Zenas with a fair value of $10.0 million.
On September 16, 2024, following the closing of Zenas' initial public offering, the Company's preferred stock ownership automatically converted to 3,098,380 shares of common stock of Zenas, which is classified as equity securities with a readily determinable fair value. As a result, the Company discontinued the use of the measurement alternative to record its equity interest in Zenas.
The Company did not recognize any revenue for the three and nine months ended September 30, 2024, or the three months ended September 30, 2023. The Company recognized $10.0 million of milestone revenue for the nine months ended September 30, 2023, and there is no deferred revenue related to this agreement.
Third-Party Licensee
In May 2024, the Company entered into a Patent License Agreement (Third-Party Licensee Agreement) with a third-party licensee. The Company completed delivery of the performance obligation under the agreement, and the Company received a payment of $7.0 million in August 2024.
No revenue was recognized for the three months ended September 30, 2024, and the Company recognized $7.0 million of license revenue for the nine months ended September 30, 2024. There is a no receivable as of September 30, 2024., and there is no deferred revenue related to this agreement.
Gale Therapeutics Inc.
In the fourth quarter of 2023, the Company formed a subsidiary, Gale Therapeutics Inc. (Gale), to develop novel drug candidates with its Fc technologies. In December 2023, the Company entered into a Technology License Agreement (Gale License Agreement) with Gale in which Gale received an exclusive worldwide, royalty-bearing, non-transferable license to preclinical assets in exchange for royalties on future sales and an option for future drug candidates that Gale will develop. Concurrently, the Company entered into a Service Agreement (Gale Services Agreement) to provide research and development services and administrative support for Gale. In exchange for $7.5 million of funding, the Company acquired a majority stake in Gale. Total charges of $2.7 million and $10.7 million under the Gale Services Agreement for the three and nine months ended September 30, 2024, respectively, were eliminated in consolidation. In July 2024 and September 2024, the Company entered into a preferred stock purchase agreement to purchase additional shares in Gale for $3.0 million each, for a total of $6.0 million.

Revenues earned
The revenues recorded for the three and nine months ended September 30, 2024 and 2023 were earned principally from the following licensees (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Alexion	$8.6	$31.8	$24.9	$53.4
Gilead	—	6.0	—	6.0
Janssen	—	13.7	—	41.1
Mabgeek	—	—	1.5	—
MorphoSys/Incyte	2.1	2.7	6.5	6.6
Omeros	—	5.0	—	5.0
Vega	—	—	0.5	—
Vir	—	—	0.1	1.5
Zenas	—	—	—	10.0
Third Party Licensee	—	—	7.0	—
Total	$10.7	$59.2	$40.5	$123.6
The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research collaboration	$—	$(1.3)	$—	$21.1
License	—	—	8.5	—
Milestone	—	46.0	0.5	61.0
Royalties	—	14.5	0.1	41.5
Non-cash royalties	10.7	—	31.4	—
Total	$10.7	$59.2	$40.5	$123.6
Remaining Performance Obligations and Deferred Revenue
The Company does not have any remaining performance obligations as of September 30, 2024. As of September 30, 2023, the Company had deferred revenue of $9.2 million for conducting research activities pursuant to the Second J&J Agreement. All deferred revenue as of September 30, 2023 was classified as current liabilities as the Company’s obligations to perform services are due on demand when requested by J&J under the Second J&J Agreement.
10. Income taxes
The Company recorded $0.1 million of income tax expense for the nine months ended September 30, 2024. There is no provision for income tax for the three months ended September 30, 2024 or three and nine months ended September 30, 2023. As of September 30, 2024, the Company’s deferred income tax assets, consisting primarily of net operating loss and tax credit carryforwards, have been fully offset by a valuation allowance.

11. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be recorded as deferred income on the balance sheets as none of the criteria for classification as debt were met in accordance with ASC 470 Debt. The Company records the non-cash royalty revenue under the “units-of-revenue” method in the consolidated statements of loss. For the three and nine months ended September 30, 2024, the Company recognized $8.6 million and $24.9 million of non-cash royalty revenue, respectively. There is $132.0 million in deferred income as of September 30, 2024.
Monjuvi Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt pursuant to ASC 470 Debt. At June 30, 2024, the Company reassessed the estimate of total future royalty payments and updated the estimated effective interest rate to 17.5%. The Company continues to reassess the estimate of total future royalty payment and prospectively adjusts the imputed interest rate and related amortization if the estimate is materially different. For the three and nine months ended September 30, 2024, the Company recognized $2.1 million and $6.5 million of non-cash royalty revenue, respectively, and $0.8 million and $2.7 million of non-cash interest expense, respectively.
The following table shows the activity within debt for the nine months ended September 30, 2024 (in thousands):

September 30, 2024

Beginning balance of debt related to sale of future royalties	$20,974
Royalties owed to OMERS	834
Royalties paid to OMERS	(6,572)
Non-cash interest expense recognized	2,682
Ending balance of debt related to sale of future royalties	$17,918

Debt - short-term	7,749
Debt - long-term	10,169
Total debt	$17,918
12. Sale of Common Stock
In September 2024, we completed an underwritten public offering pursuant to an automatic universal shelf registration statement on Form S-3 of 8,093,712 shares of common stock which included 1,458,600 shares issued pursuant to our underwriters’ exercise of their over-allotment option, as well as pre-funded warrants to purchase up to an aggregate of 3,088,888 shares of common stock. We received net proceeds of $189.2 million after deducting underwriting discounts, commissions, and offering expenses.
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
Clinical-Stage XmAb Drug Candidates in Oncology
We are currently enrolling Phase 1 or Phase 2 studies for four wholly-owned candidates to treat patients with many different types of serious diseases.
XmAb819 (ENPP3 x CD3): XmAb819 is designed to engage the immune system, activating T cells for highly potent and targeted killing of tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. Xencor’s XmAb 2+1 multivalent format used in XmAb819 enables greater selectivity of ENPP3-expressing tumor cells compared to normal cells, which express lower levels of ENPP3. We are currently conducting a Phase 1 study to evaluate XmAb819 in patients with advanced clear cell RCC.
In September 2024, we announced that initial evidence of anti-tumor activity was observed in recent dose-escalation cohorts in the ongoing Phase 1 study, including RECIST responses, and the duration of treatment for several patients in earlier dose cohorts has extended beyond one year. Cytokine release syndrome remained manageable, and the tolerability profile from recent dose cohorts, including no maximum tolerated dose being reached, supported continued dose escalation toward target dose levels. We continue to anticipate reaching target dose levels by year end and plan to provide a clinical update around initiation of the first dose expansion cohort during the first half of 2025.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is constructed with the XmAb 2+1 format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells when the antibodies are bound to tumor cells. We are conducting a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors.
In September 2024, we announced that in the ongoing Phase 1 dose-escalation study, in a group of patients with metastatic castration-resistant prostate cancer (mCRPC), prostate specific antigen (PSA) declines were observed during the four-week monotherapy safety run-in period.
In the highest dose cohort to date, within the range of expected active doses, two patients experienced dose-limiting toxicities as defined in the study protocol. The maximum tolerated dose has not been defined per protocol. As the data from these recent events are analyzed, back-fill enrollment is proceeding in the next lower dose cohort, a dose within the range of target doses, which was determined to be tolerable. The Company plans to provide a clinical update around initiation of dose expansion cohorts during the first half of 2025.

XmAb541 (CLDN6 x CD3): XmAb541 is a bispecific T-cell engager that targets Claudin-6 (CLDN6), a tumor-associated antigen in ovarian cancer and other solid tumors, and CD3. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are currently conducting a Phase 1 study to evaluate XmAb541 in patients with ovarian cancer and other CLDN6 expressing tumor types. The first patient was dosed in April 2024. Through 2025, we plan to advance the ongoing Phase 1 dose-escalation study toward target dose levels.
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment, and it is being developed for patients with metastatic castration-resistant prostate cancer (mCRPC) and patients with locally advanced or metastatic non-small cell lung cancer. Data from a Phase 1 study that enrolled heavily pretreated patients with multiple solid tumor types indicated that vudalimab was generally well-tolerated with encouraging clinical activity. We are conducting two Phase 2 studies of vudalimab in patients with mCRPC who have progressed beyond current standard of care options, as a monotherapy or in combination with chemotherapy, and we anticipate a data readout from these studies in the first half of 2025. We are also conducting a Phase 1b/2 study evaluating vudalimab in combination with chemotherapy as a first-line treatment in patients with locally advanced or metastatic non-small cell lung cancer, and we plan to evaluate the safety of the combination in the first half of 2025.
Additional Clinical-Stage Candidate Previously Co-Developed with Partner
Efbalropendekin alfa (IL15/IL15Rα-Fc Cytokine): Efbalropendekin alfa (XmAb306/RG6323) is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we previously co-developed this program in collaboration with Genentech, a member of the Roche Group. Genentech is conducting a Phase 1 study evaluating efbalropendekin in patients with relapsed/refractory multiple myeloma in combination with cevostamab (FcRH5 x CD3 bispecific antibody). In the fourth quarter of 2023, we agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. We are eligible for up to $600.0 million in milestones and tiered royalties on approved sales from low double-digit to mid-teen percentages range.
XmAb Drug Candidates for the Treatment of Patients with Autoimmune and Inflammatory Diseases and Planned Clinical Studies
In September 2024, we announced new clinical development plans for plamotamab and announced new XmAb drug candidates to be evaluated for the treatment of patients with autoimmune and inflammatory diseases.We believe that plamotamab and XmAb657 could address significant unmet needs for patients with a wide-range of autoimmune diseases that could be responsive to targeted B-cell depletion, such as rheumatoid arthritis, multiple sclerosis, advanced systemic lupus erythematosus, anti-neutrophil cytoplasmic antibody (ANCA)-associated vasculitis, idiopathic inflammatory myopathy, myasthenia gravis, neuromyelitis optica spectrum disorder, pemphigus vulgaris, Sjogren’s syndrome, and systemic sclerosis. We believe that XmAb942 and a drug candidate to potentially emerge from the XmAb TL1A x IL-23 program could address significant unmet medical needs for patients with inflammatory bowel disease (IBD), such as Crohn’s disease and ulcerative colitis, the two most common forms of IBD.

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

We plan to initiate a Phase 1b/2a proof-of-concept study for plamotamab in rheumatoid arthritis (RA) in the first half of 2025. The Phase 1b portion of the study will select a priming and step-up dose regimen based on the regimen established in oncology, and will assess the initial safety, efficacy, and biomarkers of plamotamab in patients with RA. The selected dose regimen will then be evaluated in the randomized Phase 2a portion, with efficacy determined at week 24. We previously completed a Phase 1 clinical study of plamotamab in hematologic cancers, completing enrollment in late 2023. Results from the study showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Based on these clinical outcomes, significant B-cell depletion observed in preclinical studies, and the emergent biology supportive of B-

cell targeted T cell engagers for the treatment of patients with autoimmune diseases, we plan to evaluate plamotamab in RA, in which patients progressed through prior standard of care treatment.

XmAb657 (CD19 x CD3): We have leveraged our XmAb protein engineering platforms to create XmAb657, a potent, potentially long-acting CD19 x CD3 bispecific antibody, utilizing the XmAb 2+1 bispecific antibody format and Xtend Fc technology. In non-human primate studies, a single dose of XmAb657 deeply reduced B cells by over 99.98% in the peripheral compartment, bone marrow and lymph nodes, which was sustained for at least 28 days. Half-life was estimated to be 15 days, which indicates a potential for durable B-cell depletion in clinical studies. XmAb657 was well tolerated preclinically, with no clinical signs of cytokine release syndrome. We plan to initiate a first-in-human study during the second half of 2025.

XmAb942 (Xtend TL1A): XmAb924 is a monospecific anti-TL1A antibody, utilizing Xencor’s Xtend Fc domain and proprietary Fc silencing technology, with potentially class-leading potency, and is under development for patients with IBD. The two most common forms of IBD are Crohn’s disease and ulcerative colitis. In October 2024, preclinical data were presented during United European Gastroenterology (UEG) Week. Half-life preclinically was 23 days, potentially supporting an 8- to 12-week dosing regimen in humans. In the fourth quarter of 2024, we initiated dosing of healthy volunteers in the first-in-human study of XmAb942, and we continue to expect initial data from the ongoing study during the first half of 2025.

XmAb TL1A x IL-23: An expertly engineered XmAb TL1A x IL-23p19 bispecific antibody could potentially provide dual targeting of important inflammatory pathways for autoimmune and inflammatory disease, while avoiding the complexities of dosing and formulary access for two separate TL1A and IL23 targeted drugs. We anticipate initiating first-in-human studies during 2026.
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
In the first quarter of 2024, we amended the MorphoSys Agreement, which included releasing us from certain exclusivity obligations relating to CD19, and we advanced XmAb657 (CD19 x CD3) into preclinical development.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for autologous stem cell transplantation (ASCT). In August 2024, Incyte announced positive topline results from the pivotal study of tafasitamab in relapsed or refractory follicular lymphoma (FL); based on these results Incyte expects to file a supplemental Biologics License Application for tafasitamab in combination with lenalidomide and rituximab in FL by the end of the 2024. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte Corporation under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of Incyte. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. We earned $2.1 million in estimated non-cash royalties from Incyte for the three months ended September 30, 2024.
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

Xaluritamig is a STEAP1 x CD3 2+1 XmAb bispecific T-cell engager that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Results from a Phase 1 study evaluating xaluritamig in patients with mCRPC were presented at the European Society for Medical Oncology (ESMO) Congress in September 2024. With a median follow-up time of 27.9 months, the median overall survival (OS) was 17.7 months across all cohorts. A PSA90 rate of 45.1% was also observed in high-dose cohorts, and PSA90 response was associated with survival (p = 0.0044), which Amgen believes could potentially serve as an early indicator for benefit in these patients. Amgen has indicated that a Phase 3 study in patients with post-taxane mCRPC will be initiated in the fourth quarter of 2024. Multiple Phase 1 studies evaluating xaluritamig as a monotherapy or in combination are enrolling patients with earlier prostate cancer.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. We earned a total of $8.6 million in estimated non-cash royalties from Alexion for the three months ended September 30, 2024.

Refer to Part I, Item 1, Note 9, Collaboration and Licensing Agreements of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.
Discontinued Programs
XmAb564 (IL2-Fc Cytokine): XmAb564 is a monovalent interleukin-2 Fc (IL2-Fc) fusion protein engineered to selectively activate and expand regulatory T cells (Tregs) for the potential treatment of patients with autoimmune diseases. In the first half of 2024, we concluded a Phase 1b study that was evaluating the safety and tolerability of multiple ascending doses of XmAb564, administered subcutaneously in patients, and we have paused further development.
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
We have over 1,600 issued and pending patents worldwide to protect our XmAb technology platform and XmAb drug candidates.
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
As of September 30, 2024, we had an accumulated deficit of $643.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024	2023	Change
Revenues:
Research collaboration	$—	$(1.3)	$1.3
Milestone	—	46.0	(46.0)
Royalties	10.7	14.5	(3.8)
Total revenues	10.7	59.2	(48.5)
Operating expenses:
Research and development	58.2	64.9	(6.7)
General and administrative	14.8	12.5	2.3
Total operating expenses	73.0	77.4	(4.4)
Other income (expense), net	16.0	(6.0)	22.0
Net loss	(46.3)	(24.2)	(22.1)
Net loss attributable to non-controlling interest	(1.2)	—	(1.2)
Net loss attributable to Xencor, Inc.	$(45.1)	$(24.2)	$(20.9)
Revenues
Revenues for the three months ended September 30, 2024 are primarily from non-cash royalty revenue from Alexion and Incyte. Revenues for the three months ended September 30, 2023 are primarily from royalty and milestone revenue from Alexion, and milestone revenue from Janssen, Gilead and Omeros. Based on updated information regarding our measure of progress in completing research activities, we effected a change in estimate under ASC 606 which resulted in adjusted research revenue for the three months ended September 30, 2023.

Research and Development Expenses
The following tables summarize our research and development expenses for the three months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024	2023	Change
Product programs:
Vudalimab (PD-1 x CTLA-4)	$12.7	$10.1	$2.6
XmAb819 (ENPP3 x CD3)	7.9	4.0	3.9
XmAb808 (B7-H3 x CD28)	5.8	4.0	1.8
XmAb541 (CLDN6 x CD3)	3.9	5.0	(1.1)
Plamotamab (CD20 x CD3)*	6.4	3.5	2.9
XmAb942 (Xtend TL1A)	9.2	—	9.2
XmAb657 (CD19 x CD3)	2.2	—	2.2
Efbalropendekin alfa (IL15/IL15Ra-Fc)*	(0.1)	5.3	(5.4)
Other, research and early stage programs	8.1	15.3	(7.2)
Wind down costs of terminated programs (1)	2.1	17.7	(15.6)

Total research and development expenses	$58.2	$64.9	$(6.7)
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of terminated programs including the vibecotamab, tidutamab, XmAb841, XmAb104, XmAb662, and XmAb564 programs.

	Three Months Ended September 30,
	2024	2023	Change
External research and development expenses	$29.1	$33.2	$(4.1)
Internal research and development expenses	21.9	23.3	(1.4)
Stock based compensation	7.2	8.4	(1.2)
Total research and development expenses	$58.2	$64.9	$(6.7)
Research and development expenses decreased by $6.7 million for the three months ended September 30, 2024 over the same period in 2023 primarily due to decreased spending on the wind down costs of terminated programs, partially offset by increased spending on our programs such as XmAb942, XmAb819, and plamotamab.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024	2023	Change
General and administrative	$14.8	$12.5	$2.3

General and administrative expenses increased by $2.3 million for the three months ended September 30, 2024 over the same period in 2023 primarily due to increased spending on staffing and professional fees.
Other Income (Expense), Net
Other income, net was $16.0 million for the three months ended September 30, 2024, which consists of unrealized and realized gains recognized from the change in fair value and the sale of our equity investments and interest income earned on investments. Other expense, net was $6.0 million for the three months ended September 30, 2023, which consists primarily of unrealized loss on equity investments in excess of interest income earned on investments.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
Revenues:
Research collaboration	$—	$21.1	$(21.1)
License	8.5	—	8.5
Milestone	0.5	61.0	(60.5)
Royalties	31.5	41.5	(10.0)
Total revenues	40.5	123.6	(83.1)
Operating expenses:
Research and development	176.6	190.6	(14.0)
General and administrative	46.3	38.1	8.2
Total operating expenses	222.9	228.7	(5.8)
Other income (expense), net	0.1	(1.9)	2.0
Loss before income tax expense	(182.3)	(107.0)	(75.3)
Income tax expense	0.1	—	0.1
Net loss	(182.4)	(107.0)	(75.4)
Net loss attributable to non-controlling interest	(3.3)	—	(3.3)
Net loss attributable to Xencor, Inc.	$(179.1)	$(107.0)	$(72.1)
Revenues
Revenues for the nine months ended September 30, 2024 are primarily licensing revenue from Mabgeek and a third-party licensee as well as non-cash royalty revenue from Alexion and MorphoSys/Incyte. Revenues for the nine months ended September 30, 2023 are primarily from research revenue from our second collaboration with Janssen, royalty and milestone revenue from Alexion, and milestone revenue from Janssen, Omeros, Gilead and Zenas.

Research and Development Expenses
The following tables summarize our research and development expenses for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
Product programs:
Vudalimab (PD-1 x CTLA-4)	$36.3	$27.4	$8.9
XmAb819 (ENPP3 x CD3)	20.9	13.3	7.6
XmAb808 (B7-H3 x CD28)	16.3	12.2	4.1
XmAb541 (CLDN6 x CD3)	11.0	15.9	(4.9)
Plamotamab (CD20 x CD3)*	11.4	13.3	(1.9)
XmAb942 (Xtend TL1A)	25.4	—	25.4
XmAb657 (CD19 x CD3)	2.4	—	2.4
Efbalropendekin alfa (IL15/IL15Ra-Fc)*	10.3	9.8	0.5
Other, research and early stage programs	24.9	44.2	(19.3)
Wind down costs of terminated programs (1)	17.7	54.5	(36.8)

Total research and development expenses	$176.6	$190.6	$(14.0)
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of terminated programs including the vibecotamab, tidutamab, XmAb841, XmAb104, XmAb662, and XmAb564 programs.

	Nine Months Ended September 30,
	2024	2023	Change
External research and development expenses	$84.4	$87.2	$(2.8)
Internal research and development expenses	69.6	77.6	(8.0)
Stock based compensation	22.6	25.8	(3.2)
Total research and development expenses	$176.6	$190.6	$(14.0)
Research and development expenses decreased by $14.0 million for the nine months ended September 30, 2024 over the same period in 2023 primarily due to decreased spending on the wind down costs of terminated programs, partially offset by increased spending on programs such as vudalimab, XmAb819, and XmAb808.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
General and administrative	$46.3	$38.1	$8.2
General and administrative expenses increased by $8.2 million for the nine months ended September 30, 2024 over the same period in 2023 primarily due to increased corporate activities including stock-based compensation costs related to the extension of vesting periods and expiration dates of equity awards for employees who retired in April 2024.
Other Income (Expense), Net
Other income, net was $0.2 million for the nine months ended September 30, 2024, which consists primarily of interest income earned on investments, partially offset by an impairment charge on Zenas. Other expense, net for the same period in 2023 was $2.0 million, which consists primarily of unrealized loss recognized from the change in fair value of our equity investments, partially offset by interest income earned on investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$(146,613)	$(96,095)	$(50,518)
Investing activities	(65,124)	92,065	(157,189)
Financing activities	186,983	3,199	183,784
Net decrease in cash	$(24,754)	$(831)	$(23,923)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $146.6 million and $96.1 million, respectively. The increase in cash used in operating activities is primarily due to lower research and milestone revenues and the decrease in royalty revenue received as a result of the sale of future royalties in 2023, partially offset by lower spending in the nine months ended September 30, 2024.
Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 increased by $183.8 million over the same period in 2023, which reflects proceeds received from our September 2024 financing, partially offset by the reduction in our liability under the OMERS agreement for Monjuvi.
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.

On February 27, 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-270030) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the Shelf Registration Statement). The Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the Shelf Registration Statement. From time to time, we may offer securities under the Registration Statement in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 27, 2026.
On February 27, 2023, we entered into a Sales Agreement (the Sales Agreement) with SVB Securities LLC (the Sales Agent), pursuant to which we may issue and sell through the Sales Agent shares of common stock (the ATM Offering), subject to the limitations set forth in the Sales Agreement. We are not obligated to make any sales of common stock under the Sales Agreement. We will pay a commission not to exceed 3.0% of the gross proceeds of any shares sold under the Sales Agreement. The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of common stock under the Sales Agreement having an aggregate gross sales price equal to $200 million and (ii) the termination of the Sales Agreement by us and the Sales Agent as permitted therein. On February 27, 2023, we filed with the SEC a prospectus under the Registration Statement in connection with the ATM Offering (the ATM Prospectus), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $200 million. As of September 30, 2024, there have been no sales pursuant to the ATM Prospectus.
In September 2024, we completed an underwritten public offering pursuant to the Shelf Registration Statement of 8,093,712 shares of common stock which included 1,458,600 shares issued pursuant to our underwriters’ exercise of their over-allotment option, as well as pre-funded warrants to purchase up to an aggregate of 3,088,888 shares of common stock. We received net proceeds of $189.2 million after deducting underwriting discounts, commissions, and offering expenses
As of September 30, 2024, we had $754.7 million of cash, cash equivalents, restricted cash, and marketable debt securities compared to $697.4 million as of December 31, 2023. The investments in marketable debt securities are further described above in Note 5, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Quarterly Report on Form 10-Q. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities, and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2028. We have based these estimates on assumptions that may prove to be wrong which would cause us to use our capital resources sooner than we currently expect.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended September 30, 2024.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Remediation of a Previously Reported Material Weakness
We previously reported a material weakness in our internal control over financial reporting related to the Company's design and operating deficiencies in the impairment analysis of our investment in an equity security without a readily determinable fair value, as described in "Item 4. Controls and Procedures" of our Form 10-Q for the quarter ended March 31, 2024. That material weakness has been remediated as of September 30, 2024.
Changes in Internal Control
There have been no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Intellectual Property
Our products could infringe patents and other property rights of others, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued patents owned by Merus N.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including plamotamab, vudalimab and XmAb819, will putatively expire in 2033. In August 2024, Merus filed suit against us in the United States District Court of the District of Delaware alleging that we have infringed three of its patents. We maintain that our development of these candidates currently falls into the “safe harbor” of non-infringement under 35 U.S.C. §271(e)(1). This protection, however, would not be available upon commercialization nor can we give assurances on how the Court would rule on this issue. We also believe we have strong defenses to Merus’s claims, including defenses of invalidity and/or non-infringement for the Merus patents, but there is no guarantee that we will prevail. If we are found to infringe the Merus patents, we may be ordered by a court to cease commercializing the applicable product candidates, which could materially harm our business. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the Merus patents.
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
In order to defend against a claim of patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. This burden is a high one, and there is no assurance that a court would find these claims to be invalid or not infringed. Even if we are successful in these proceedings, we may incur substantial costs and divert management’s time and attention in pursuing these proceedings, which could have a material adverse effect on us.

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
Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.1^
Royalty Purchase Agreement, entered into on November 3, 2023, by and between Xencor, Inc. and OCM Life Sciences Portfolio LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2023).

10.2^
Royalty Purchase Agreement, entered into on November 3, 2023, by and between Xencor, Inc. and OCM Life Sciences Portfolio LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2023).

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
^ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

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

Dated: November 6, 2024