Form 10-K/A
period 2023-12-31
Xencor Inc
filed 2025-02-24
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 was $1,502,093,347.
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

EXPLANATORY NOTE
On February 13, 2025, Xencor, Inc. (the Company) filed a Current Report on Form 8-K disclosing that the Audit Committee (the Audit Committee) of the Board of Directors of the Company, after consultation with the Company’s management and RSM US LLP, the Company’s independent registered public accounting firm (RSM), concluded that the following financial statements should no longer be relied upon because of errors in such financials as addressed in FASB ASC Topic 250, Accounting and Error Corrections: (i) the Company's audited consolidated financial statements for the fiscal year ended December 31, 2023, contained in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (SEC) on February 29, 2024 (the Original Form 10-K), (ii) the Company's unaudited consolidated financial statements for the three months ended March 31, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the SEC on May 9, 2024, (iii) the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the SEC on August 8, 2024, and (iv) the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the SEC on November 6, 2024. In addition, the Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, and RSM’s report on the consolidated balance sheets as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements, as well as RSM’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. On February 7, 2025, RSM informed us that disclosure should be made and action should be taken to prevent future reliance on RSM’s audit report filed with the Original Form 10-K and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. For additional information please refer to our Current Report on Form 8-K filed with the SEC on February 13, 2025.
This Amendment No. 1 to our Original Form 10-K (the Form 10-K/A) amends and restates certain items noted below in the Original Form 10-K. This Form 10-K/A amends the Original Form 10-K to restate its audited financial statements, financial data and related disclosures as of and for the year ended December 31, 2023 to correct errors related to the accounting treatment of a royalty transaction with OMERS Life Sciences entered into November 2023, the unrecorded tax benefit related to the Company’s treatment of research and development expenses that should have been capitalized under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), as well as an understatement of the Company's state tax obligations, as more fully described below.
Background of Restatement
In November 2023, the Company entered into an agreement for the sale of future royalties due to it under the Alexion Agreement (as defined in this report) with OMERS Life Sciences (the Ultomiris Royalty Sale Agreement). In connection with the preparation of the Company's financial statements for the year ended December 31, 2024, the Company determined that the royalty transaction under the Ultomiris Royalty Sale Agreement was incorrectly accounted for as deferred income and should have been accounted for as debt. The impact of this error on the consolidated balance sheet as of December 31, 2023 was that accounts receivable was understated by $12.4 million, deferred income was overstated by $156.9 million, debt was understated by $168.5 million and shareholders’ equity was understated by $0.8 million; the impact on the consolidated statement of loss for the year ended December 31, 2023 was that revenue was understated by $6.3 million and interest expense was understated by $5.5 million; and the impact on the consolidated statement of cash flows for the year ended December 31, 2023 was that cash flow provided by operating activities was overstated by $163.0 million while cash flow provided by financing activities was understated by the same amount. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the reclassification of the royalty transaction as debt was material to the audited consolidated statements of cash flows for the year ended December 31, 2023.
In addition, the Company’s management became aware of a misstatement related to the Company’s treatment of research and development expenses under Section 174 of the Code, whereby the Company understated the amount of its research and experimental expenses that should have been capitalized for tax purposes, as reported in the Original Form 10-K, and therefore identified an uncertain tax position of $6.2 million owed for the fiscal year ended December 31, 2023. In addition, the Company became aware of a misstatement related to its state tax obligations. The Company evaluated its taxable presence and concluded that it understated its state income tax expense by approximately $2.1 million, net of federal benefit, for the year ended December 31, 2023. These amounts exclude any interest and penalties. The impact on the consolidated balance sheet as of December 31, 2023 was that uncertain tax position payable was understated by $8.3 million, income tax payable was overstated by $0.5 million and shareholders’ equity was overstated by $7.8 million. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the additional tax liability was material to the audited Consolidated Balance Sheet and Consolidated Statements of Loss for the year ended December 31, 2023.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. The Audit Committee of the Company's Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, additional material weaknesses exist in the Company's internal control over financial reporting as of December 31, 2023. Management plans to (i) implement a more rigorous analysis of non-routine transactions, (ii) on highly technical and complex accounting transactions, we will improve our process to identify and select qualified third-party advisors, (iii) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions, (iv) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (v) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert. For a discussion of management's consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part II, Item 9A Controls and Procedures of this Form 10-K/A.

Items Impacted by this Form 10-K/A
The following sections in the Original Form 10-K have been amended and restated in this Form 10-K/A to reflect the restatement:

1.Part I, Item 1 - Business
2.Part I, Item 1A - Risk Factors
3.Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
4.Part II, Item 8 - Financial Statements and Supplementary Data
5.Part II, Item 9A - Controls and Procedures
6.Part IV, Item 15 - Exhibits and Financial Statement Schedules

Except as described above, no other information included in the Original Form 10-K is being amended or updated by this Form 10-K/A, and this Form 10-K/A does not purport to reflect any information or events subsequent to the Original Form 10-K. This Form 10-K/A continues to describe the conditions as of the date of the Original Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. See Note 2 to the accompanying audited financial statements, set forth in Part II of this Form 10-K/A, for details of the restatement and its impact on the audited financial statements as of, and for the year ended, December 31, 2023.
In accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

Xencor, Inc.
FORM 10-K/A
For the Fiscal Year Ended December 31, 2023

The Xencor logo is a trademark of Xencor, Inc. XmAb and Proteins by Design are also registered trademarks of Xencor. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K/A to “we,” “our,” “us,” “Xencor” or “the Company” refer to Xencor, Inc.

PART I
Forward-Looking Statements
This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Form 10-K/A other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Form 10-K/A. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:
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
•our failure to maintain effective internal controls, which led to the restatement, and the risk that we may experience additional material weaknesses; and
•our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K/A, and except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise after the date of this Form 10-K/A. We qualify all of our forward-looking statements by these cautionary statements.

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
Approved or Authorized Medicines Engineered with XmAb Fc Domains
Currently three medicines that have been developed with our XmAb Fc domains are now marketed or made available by our partners. These medicines generated $55.8 million in royalty revenue for us in 2023, which has partially offset our internal development costs.
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
In 2013, we licensed Alexion the right to access our Xtend Fc domain, which Alexion used to develop an improved version of Alexion’s commercialized Soliris product. The Xtend technology increased the circulating half-life of Ultomiris by over three-fold compared to Soliris and extended the dosing schedule to bimonthly for Ultomiris compared to biweekly for Soliris. We are eligible to receive a low-single digit percent royalty on the sale of approved products. During 2023, we recorded royalty revenue of $44.9 million and a $20.0 million sales milestone. In the fourth quarter of 2023, we sold a portion of the royalties due us under the Alexion agreement for $192.5 million.
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
Master Services Agreement with Innovaderm Research, Inc.
In April 2022, we entered into a Master Services Agreement (Innovaderm Agreement) with Innovaderm Research, Inc. (Innovaderm). Under the terms of the Innovaderm Agreement, Innovaderm will perform clinical trial management and clinical development services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The Innovaderm Agreement may be terminated by either party for a breach upon 15 days' written notice, if such breach is not cured within 30 days. We may terminate the Innovaderm Agreement upon 30 days' written notice to Innovaderm for any reason; however, we will be obligated for any costs incurred through the cancellation date and any non-refundable and non-cancellable commitments incurred by Innovaderm.
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
Corporate Information
We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 465 North Halstead Street, Suite 200, Pasadena, CA, 91107, and our telephone number is (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act, are available free of charge on the Investor Relations portion of our web site at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
•We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2023, we incurred a net loss of $133.1 million and as of December 31, 2023, we had an accumulated deficit of $471.4 million. We expect to incur additional net losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition, and results of operations.
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
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report on, and our independent registered public accounting firm is required to audit, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Any failure to achieve and maintain an effective system of internal control could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in the price of our common stock.
As discussed further in the Explanatory Note to this Form 10-K/A, on February 11, 2025, we concluded that certain periods of our historical financial statements should no longer be relied upon and should be restated to reflect the correct accounting for the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement and to account for additional tax liabilities. In addition, on February 7, 2025, RSM informed us that disclosure should be made or action should be taken to prevent future reliance on RSM’s audit report filed with the Original Form 10-K and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023, and our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to a material weakness (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis) related to the design and operating effectiveness of controls related to non-routine transactions and the evaluation of certain tax legislation.
We are in the process of implementing remediation plans to address these material weaknesses. While we believe these efforts will improve our internal controls and address the root causes of the material weaknesses, the material weaknesses cannot be considered completely remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to the material weaknesses and their remediation, see Part II, Item 9A Controls and Procedures of this Form 10-K/A.
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
Many of our product development partnership agreements are complex and may call for licensing or cross-licensing of potentially blocking patents, know-how or intellectual property. Due to the potential overlap of data, know-

how and intellectual property rights there can be no assurance that one of our collaborators will not dispute our right to use, license or distribute data, know-how or other intellectual property rights, and this may potentially lead to disputes, liability or termination of a program. There are no assurances that our actions or the actions of our collaborators would not lead to disputes or cause us to default with other collaborators. For example, we may become involved in disputes with our collaborators relating to the ownership of intellectual property developed in the course of the partnership. We also cannot be certain that a collaborator will not challenge the validity or enforceability of the patents we license.
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
If our partnerships and license agreements do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the arrangement. If we do not receive the funding we expect under these arrangements, our continued development of our product candidates could be delayed, and we may need additional resources to develop additional product candidates. All of the risks described in these risk factors relating to product development, regulatory approval and commercialization described in this Form 10-K/A also apply to the activities of our collaborators and there can be no assurance that our partnerships and license agreements will produce positive results or successful products on a timely basis or at all.
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
PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Form 10-K/A. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.
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
Refer to Part I, Item 1, "XmAb Bispecific Technologies" and "Other XmAb Fc Technologies" in the description of our business included in this Form 10-K/A for a discussion of our core Fc technology platforms.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS) and for certain patients with generalized myasthenia gravis (gMG). Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. In May 2023, Ultomiris was approved in the EU and Japan for the treatment of certain adult patients with neuromyelitis optica spectrum disorder (NMOSD). In November 2023, we entered into a royalty purchase agreement (Ultomiris Royalty Sale Agreement) with OMERS. Under the terms of the Ultomiris Royalty Sale Agreement, we received $192.5 million upon closing in exchange for a portion of royalties and the milestone earned from our Alexion license after July 1, 2023. In 2023, we earned $44.9 million in royalties and a $20.0 million sales milestone from Alexion.
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

Refer to Part IV, Item 15, Note 11, "Collaboration and Licensing Agreements" of the notes to our financial statements included in this Form 10-K/A for a description of the key terms of our arrangements.
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

	Year Ended December 31,
	2023	2022
	(As Restated)
Alexion	$64.9	$29.4
Astellas	—	5.0
Gilead	6.0	—
Janssen	77.8	7.0
MorphoSys	8.7	7.8
Omeros	5.0	—
Vir	2.2	115.4
Zenas	10.0	—
Total	$174.6	$164.6
Research and Development Expenses
The following is a comparison of research and development expenses for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023	2022
External research and development expenses	$119.7	$89.0
Internal research and development expenses	99.4	79.0
Stock-based compensation	34.5	31.6
Total	$253.6	$199.6
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
Critical Accounting Policies, Significant Judgments, and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of our financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, interest expense under the royalty sale agreements, the fair value-based measurement of stock-based compensation, the fair value estimate of marketable securities, the capitalization and recoverability of intellectual property costs, valuation of deferred tax assets and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.
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
We evaluated both the Ultomiris Royalty Sale Agreement and the Monjuvi Royalty Sale Agreement under Accounting Standards Codification (ASC) 470 - Debt (ASC 470) and determined that the upfront payment should be accounted for as a liability in the consolidated balance sheet. The upfront proceeds will be amortized using the effective interest rate method over the estimated life of the related expected royalty stream. The liability and related interest expense are based on our current estimates of future royalties to be paid over the life of the agreement. We will periodically assess the expected royalty payments and to the extent the future estimates or timing of such payments are materially different than the previous estimates, we will prospectively recognize related interest expense. Royalty revenue will be recognized as earned on net sales of Ultomiris and Monjuvi/Minjuvi and payments made to the purchaser will be a reduction to the liability when paid. For the three months ended December 31, 2023, we recorded $14.6 million of non-cash royalty revenue related to the royalty sales. For further discussion, refer to Note 12 - Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data.
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
Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more-likely-than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have recorded unrecognized tax benefits of $8.3 million related to capitalized research and development costs and state taxes, net of federal benefits, as of December 31, 2023. We did not have any material unrecognized tax benefits at December 31, 2022.
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
We recorded net deferred tax assets of $170.5 million as of December 31, 2023, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, capitalized research and development expenses, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2023, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $54.2 million; all of such losses were incurred prior to December 31, 2017. We also had available tax credit carryforwards of $16.9 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2023 of $155.9 million, and available state tax credit carryforwards of approximately $24.9 million, which can be carried forward to offset future taxable income, if any.
Our federal net operating loss carryforwards incurred prior to January 1, 2018 expire starting in 2027; state net operating loss carryforwards expire starting in 2035; and federal tax credit carryforwards expire starting in 2034.
We recorded income tax expense of $13.7 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
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
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in millions):

	Year ended December 31,
	2023	2022	Change
	(As Restated)
Revenues:
Research collaboration	$30.3	$7.0	$23.3
Milestone	88.5	5.5	83.0
Royalties	55.8	152.1	(96.3)
Total revenues	174.6	164.6	10.0
Operating expenses:
Research and development	253.6	199.6	54.0
General and administrative	53.4	47.5	5.9
Total operating expenses	307.0	247.1	59.9
Other income, net	12.7	28.0	(15.3)
Income tax expense	13.7	0.7	13.0
Net loss	(133.4)	(55.2)	(78.2)
Net loss attributable to non-controlling interest	(0.2)	—	(0.2)
Net loss attributable to Xencor, Inc.	$(133.2)	$(55.2)	$(78.0)

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
Other Income, Net
Other income, net decreased by $15.3 million in 2023 from 2022 amounts due to an increase in non-cash interest expense from the Ultomiris and Monjuvi Royalty Sale Agreements and a net decrease in unrealized gain from equity securities, partially offset by an increase in interest income from our investment in marketable debt securities.
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
In November 2023, we entered into the Monjuvi Royalty Sale Agreement and Ultomiris Royalty Sale Agreement and received total proceeds from the transactions of $215.0 million. For further discussion of the sale of future royalties, refer to Note 12 - Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Statements and Supplementary Data of this Annual Report on Form 10-K/A.
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

Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year ended December 31,
	2023	2022
	(As Restated)
Net cash provided by (used in):
Operating activities	$(77,926)	$24,485
Investing activities	(111,065)	(119,725)
Financing activities	189,219	5,702
Net increase (decrease) in cash and cash equivalents	$228	$(89,538)

Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 reflects increased operating expenses, while net cash provided by operating activities for the year ended December 31, 2022 reflects milestone and royalty payments received during the year in excess of operating expenses.
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
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2023 consists primarily of cash from the sale of future royalties under the Ultomiris and Monjuvi Royalty Sale Agreements. Net cash provided by financing activities during the year ended December 31, 2022 consists primarily of cash from stock option exercises and the sales of shares under the Employee Stock Purchase Plan (ESPP). Net cash provided by financing activities increased during 2023 from amounts reported for 2022 primarily from proceeds received from the sale of future royalties.
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
Xencor, Inc.
Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Xencor, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xencor, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2024, except for the effect of the material weaknesses described in the third paragraph of that report, as to which the date is February 23, 2025, expressed an adverse opinion thereon.

Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2023 financial statements have been restated to correct certain misstatements.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter did not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Judgement and Complexity of Accounting for the Sale of Future Royalty Streams

As described in Note 2 to the financial statements, the Company has corrected the classification of the up-front payment received from the Ultomiris Royalty Sale Agreement which was originally accounted for as deferred income and should have been accounted for as debt. Prior to the restatement of the financial statements as discussed within the explanatory paragraph above, as of December 31, 2023, the Company had recorded deferred income of $163 million for the up-front payment received from the sale of royalties to be earned on Ultomiris sales. As described in Note 12, the Company received an up-front payment of $22.5 million from the Monjuvi agreement and recorded debt of $20.3 million for the up-front payment received from the sale of royalties to earned on Monjuvi sales.

We had identified the classification of the sale of future royalty streams under the Ultomiris and Monjuvi agreements as a critical audit matter as auditing management’s judgements in determining the factors that would indicate whether the transaction should be recorded as debt or deferred income required a high degree of auditor judgment and subjectivity to perform our audit procedures.

Management has determined that the original classification of the up-front payment received from the sale of royalties to be earned on Ultomiris sales as deferred income was not in accordance with GAAP, resulting in the restatement of the financial statements and the identification of material weaknesses in internal control over financial reporting.

Management has revised their evaluation of the classification of the up-front payment received the sale of royalties to be earned on Ultomiris sales to reflect the up-front payment as debt. We have identified the classification of the up-front payments from the sale of future royalty streams under the Ultomiris and Monjuvi agreements as a critical audit matter because auditing management’s judgement related to the classification of the up-front payments required a high degree of auditor judgement and an increased extent of audit effort.

Our audit procedures related to the classification of the Royalty Sales Agreements included the following procedures, among others:

a.obtaining and reviewing the key terms of the Royalty Sale Agreements for the Ultomiris and Monjuvi agreements;
b.inquiring with members of management regarding the treatment and classification of the transactions;
c.evaluating the reasonableness of management’s accounting treatment for the Royalty Sale Agreements, including the use of a professionals with specialized skill and knowledge; and
d.evaluating the sufficiency of the Company's disclosures within the consolidated financial statements related to the liability

RSM US LLP

We have served as the Company's auditor since 2015.

Los Angeles, California
February 28, 2024, except for Notes 2 and 7, as to which the date is February 23, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Xencor, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Xencor, Inc. and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company has not maintained, as a result of the two material weaknesses described below, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our report dated February 28, 2024 we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on the COSO criteria. Management has subsequently identified the following design deficiencies: (i) Management did not have adequate supervision and review controls over the complex accounting for significant and unusual transactions; (ii) Management did not have adequate supervision and review controls over the evaluation of certain tax legislation.

As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting were not effective as of December 31, 2023, Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023 as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(i)Management did not have adequate supervision and review controls over the complex accounting for significant and unusual transactions. Specifically, the supervision and review of the accounting for the Ultomiris Royalty Sale Agreement, including the work performed by external advisors, was not designed to operate at a sufficient level of precision.
(ii)Management did not have adequate supervision and review controls over the evaluation of certain tax legislation. Specifically, the supervision and review of the accounting for new tax legislation was not designed at a sufficient level of precision.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 28, 2024, except for Notes 2 and 7 as to which the date is February 23, 2025 which expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

RSM US LLP

Los Angeles, California
February 28, 2024, except for the effect of the material weaknesses described in the fourth paragraph above, as to which the date is February 23, 2025

Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$53,790	$53,942
Marketable debt securities	497,725	526,689
Marketable equity securities	42,210	42,431
Accounts receivable	23,739	28,997
Prepaid expenses and other current assets	18,139	23,283
Total current assets	635,603	675,342
Property and equipment, net	66,124	59,183
Patents, licenses, and other intangible assets, net	18,663	18,500
Restricted cash	380	—
Marketable debt securities - long term	145,512	3,826
Equity securities	64,210	54,383
Right of use asset	33,995	34,419
Other assets	648	613
Total assets	$965,135	$846,266
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,914	$10,088
Accrued expenses	23,564	18,728
Income tax payable	5,291	—
Lease liabilities	3,435	4,708
Deferred revenue	—	30,320
Debt	27,711	—
Total current liabilities	73,915	63,844
Uncertain tax position payable	8,336	—
Lease liabilities, net of current portion	59,025	54,926
Debt, net of current portion	161,772	—
Total liabilities	303,048	118,770
Commitments and contingencies (see note 10)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2023 and 2022	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 60,998,191 issued and outstanding shares at December 31, 2023 and 59,997,713 issued and outstanding at December 31, 2022	611	601
Additional paid-in capital	1,131,266	1,072,132
Accumulated other comprehensive income	1,291	(6,952)
Accumulated deficit	(471,418)	(338,285)
Total stockholders’ equity attributable to Xencor, Inc.	661,750	727,496
Non-controlling interest	337	—
Total stockholders' equity	662,087	727,496
Total liabilities and stockholders’ equity	$965,135	$846,266
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Income (Loss)
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
	(As Restated)
Revenue
Collaborations, licenses, milestones, and royalties	$174,615	$164,579	$275,111
Operating expenses
Research and development	253,598	199,563	192,507
General and administrative	53,379	47,489	38,837
Total operating expenses	306,977	247,052	231,344
Income (loss) from operations	(132,362)	(82,473)	43,767
Other income (expense)
Interest income	19,331	4,830	862
Interest expense	(6,177)	(13)	(13)
Other expense, net	(31)	(286)	(1,274)
Gain (loss) on equity securities, net	(395)	23,434	39,289
Total other income, net	12,728	27,965	38,864

Income (loss) before income tax	(119,634)	(54,508)	82,631
Income tax expense	13,662	673	—
Net income (loss)	(133,296)	(55,181)	82,631

Net loss attributable to non-controlling interest	(163)	—	—
Net income (loss) attributable to Xencor, Inc.	$(133,133)	$(55,181)	$82,631

Net income (loss) per common share attributable to Xencor, Inc.:
Basic	$(2.20)	$(0.93)	$1.42
Diluted	$(2.20)	$(0.93)	$1.37
Weighted average common shares used to compute net income (loss) per share attributable to Xencor, Inc.
Basic	60,503,283	59,652,461	58,379,641
Diluted	60,503,283	59,652,461	60,495,455
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2023	2022	2021
	(As Restated)
Net income (loss)	$(133,296)	$(55,181)	$82,631
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable debt securities available-for-sale	8,243	(5,442)	(1,584)
Comprehensive income (loss)	(125,053)	(60,623)	81,047
Comprehensive income (loss) attributable non-controlling interest	(163)	—	—
Comprehensive income (loss) attributable to Xencor, Inc.	$(124,890)	$(60,623)	$81,047

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2020	57,873,444	$580	$937,525	$74	$(365,735)	—	$572,444
Sale of common stock	748,062	7	28,913	—	—	—	28,920
Issuance of common stock upon exercise of stock awards	520,240	5	12,276	—	—	—	12,281
Issuance of common stock under the Employee Stock Purchase Plan	62,257	1	1,836	—	—	—	1,837
Issuance of restricted stock units	151,555	2	(2)			—	—
Comprehensive income (loss)	—	—	—	(1,584)	82,631	—	81,047
Stock-based compensation	—	—	36,975	—	—	—	36,975
Balance, December 31, 2021	59,355,558	595	1,017,523	(1,510)	(283,104)	—	733,504
Issuance of common stock upon exercise of stock awards	195,485	2	3,608	—	—	—	3,610
Issuance of common stock under the Employee Stock Purchase Plan	105,597	1	2,091	—	—	—	2,092
Issuance of restricted stock units	341,073	3	(3)	—	—	—	—
Comprehensive loss	—	—	—	(5,442)	(55,181)	—	(60,623)
Stock-based compensation	—	—	48,913	—	—	—	48,913
Balance, December 31, 2022	59,997,713	601	1,072,132	(6,952)	(338,285)	—	727,496
Issuance of common stock upon exercise of stock awards	344,383	3	3,409	—	—	—	3,412
Issuance of common stock under the Employee Stock Purchase Plan	98,029	1	1,976	—	—	—	1,977
Issuance of restricted stock units	558,066	6	(6)	—	—	—	—
Contribution from non-controlling interest owners	—	—	—	—	—	500	500
Comprehensive income (loss) as restated	—	—	—	8,243	(133,133)	(163)	(125,053)
Stock-based compensation	—	—	53,755	—	—	—	53,755
Balance, December 31, 2023	60,998,191	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
(As Restated)
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
	(As Restated)
Cash flows from operating activities
Consolidated net income (loss)	$(133,296)	$(55,181)	$82,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,498	8,799	7,491
Amortization of premium (accretion of discount) on marketable securities	(13,635)	127	3,160
Stock-based compensation	53,755	48,913	36,975
Abandonment of capitalized intangible assets	1,267	1,510	934
Loss on disposal of assets	1,379	145	462
Equity received in connection with license agreement	(10,000)	(5,397)	(22,379)
Equity received in connection with sale of financial assets	—	—	(3,300)
Change in fair value of equity securities	395	(23,434)	(20,988)
Equity securities impairment	—	138	762
Noncash royalty revenue related to sale of future royalties	(14,575)	—	—
Noncash interest expense	6,153	—	—
Changes in operating assets and liabilities:
Accounts receivable and contract assets	19,833	37,387	(42,441)
Interest receivable from marketable debt securities	(1,028)	(530)	655
Prepaid expenses and other assets	5,103	634	(13,592)
Income tax	13,633	—	—
Accounts payable	3,826	(3,913)	5,047
Accrued expenses	4,836	(715)	1,840
Lease liabilities and ROU assets	3,250	22,976	1,211
Deferred revenue	(30,320)	(6,974)	(55,321)
Net cash (used in) provided by operating activities	(77,926)	24,485	(16,853)
Cash flows from investing activities
Proceeds from sale and maturities of marketable debt securities available-for-sale	693,090	306,607	485,152
Proceeds from sale of property and equipment	1	—	19
Purchase of marketable securities	(782,905)	(387,928)	(509,597)
Purchase of intangible assets	(2,803)	(4,910)	(2,682)
Purchase of property and equipment	(18,448)	(38,494)	(13,299)
Conversion (purchase) of convertible note	—	5,000	(5,000)
Exercise of stock options	—	—	(842)
Net cash used in investing activities	(111,065)	(119,725)	(46,249)
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	3,412	3,610	12,281
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,977	2,092	1,837
Proceeds from issuance of common stock	—	—	28,920
Proceeds from sale of future royalties	183,330	—	—
Proceeds from non-controlling interest	500	—	—
Net cash provided by financing activities	189,219	5,702	43,038
Net increase (decrease) in cash, cash equivalents, and restricted cash	228	(89,538)	(20,064)
Cash, cash equivalents, and restricted cash, beginning of year	53,942	143,480	163,544
Cash, cash equivalents, and restricted cash, end of year	$54,170	$53,942	$143,480
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$22	$13	$14
Taxes	—	700	—
Supplemental schedule of noncash activities
Net unrealized gain (loss) on marketable securities available-for-sale	$8,243	$(5,442)	$(1,584)
Addition of right-of-use asset	2,462	$6,155	$24,047
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which is effective for fiscal years beginning on and after December 15, 2024, and interim periods within those fiscal years. The standard provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company does not anticipate that the standard will have a significant impact on its financial statements.
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
On December 19, 2023 we entered into the Gale License and Gale Services Agreements. See Note 11, We consolidated Gale's financial statements in which we have direct controlling financial interest based on the VIE model.
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
Liability Related to the Sale of Future Royalties
We record a liability related to the sale of future Ultomiris and Monjuvi royalties as debt, amortized under the effective interest rate method over the estimated life of the Ultomiris and Monjuvi Royalty Sale Agreements. See Note 12. The amortization of the liability related to the sale of future royalties is based on our current estimate of future royalty payments to be made to OMERS. Royalty revenue will be recognized as earned, and the payments made will be a reduction of the liability when paid.
Non-Cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total expected royalty payments less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Interest is imputed on the unamortized portion using the effective interest method and expense is recorded based on the timing of the payments received by OMERS over the term of the Ultomiris and Monjuvi Royalty Sale Agreements. The actual interest rate will be affected by the timing of royalty payments made and changes in the forecasted revenue.
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
We have receivables with three customers and service providers that represent 76% of our total receivables and with four customers and service providers that represent 91% of our total receivables at December 31, 2023 and 2022, respectively. The receivables are related to cost share reimbursement and royalty revenues from our licensing and collaboration agreements. Payment on receivables relating to non-cash royalty revenue earned under the Ultomiris and Monjuvi Royalty Sale Agreements will be made directly to OMERS. No other customer accounted for more than 10% of total receivables at December 31, 2023 or 2022.

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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We recorded unrecognized tax benefits of $8.3 million related to capitalized research and developments costs and state taxes, net of federal benefits, as of December 31, 2023. We did not have any material uncertain tax positions at December 31, 2022. Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense.
The Tax Cuts and Jobs Act of 2017 (TCJA) enacted on December 22, 2017 included several key provisions impacting the accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax (AMT) system, and made changes to the carryforward of net operating losses beginning on January 1, 2018. The TCJA changed the income tax treatment of research and development expenses requiring such costs to be capitalized and amortized over several years beginning effective January 1, 2022. We recorded an income tax expense of $13.7 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
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
	(in thousands, except share and per share data)
	(As Restated)
Basic
Numerator:
Net income (loss) attributable to Xencor, Inc.	$(133,133)	$(55,181)	$82,631
Denominator:
Weighted-average common shares outstanding	60,503,283	59,652,461	58,379,641
Basic net income (loss) per common share attributable to Xencor, Inc.	$(2.20)	$(0.93)	$1.42

Diluted
Numerator:
Net income (loss) attributable to Xencor, Inc.	$(133,133)	$(55,181)	$82,631
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	60,503,283	59,652,461	58,379,641
Dilutive effect of employee stock options, RSUs, and ESPP	—	—	2,115,814
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per common share	60,503,283	59,652,461	60,495,455
Diluted net income (loss) per common share attributable to Xencor, Inc.	$(2.20)	$(0.93)	$1.37
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
2. Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements for the year ended December 31, 2024, the Company determined that the Ultomiris Royalty Sale Agreement with OMERS entered into in November 2023 was incorrectly accounted for as deferred income and should have been accounted for as debt and that the Company understated the amount of its research and experimental expenses that should have been capitalized under Section 174 of the Code for the year ended December 31, 2023 as well as misstatement related to its state tax obligations, and therefore identified uncertain tax positions for federal and state income tax purposes.

The impact of the restatement on the consolidated balance sheet as of December 31, 2023 is as follows (in thousands):

	December 31, 2023
	As Reported	Adjustment	As Restated
Assets
Accounts receivable	11,290	12,449	23,739
Prepaid expenses and other current assets	18,145	(6)	18,139
Total current assets	623,160	12,443	635,603
Total assets	$952,692	$12,443	$965,135
Liabilities and stockholders’ equity
Current liabilities
Income tax payable	5,782	(491)	5,291
Deferred income	31,682	(31,682)	—
Debt	6,332	21,379	27,711
Total current liabilities	84,709	(10,794)	73,915
Uncertain tax position payable	—	8,336	8,336
Deferred income, net of current portion	125,183	(125,183)	—
Debt, net of current portion	14,642	147,130	161,772
Total liabilities	283,559	19,489	303,048
Stockholders’ equity
Accumulated deficit	(464,372)	(7,046)	(471,418)
Total stockholders' equity	669,133	(7,046)	662,087
Total liabilities and stockholders’ equity	$952,692	$12,443	$965,135
The impact of the restatement on the consolidated statement of loss for the year ended December 31, 2023 is as follows (in thousands):

	Year ended December 31, 2023
	As Reported	Adjustment	As Restated
Revenue
Collaborations, licenses, milestones, and royalties	$168,338	$6,277	$174,615
Income (loss) from operations	(138,639)	6,277	(132,362)
Other income (expense)
Interest income	18,626	705	19,331
Interest expense	—	(6,177)	(6,177)
Other expense, net	(31)	—	(31)
Gain (loss) on equity securities, net	(395)	—	(395)
Total other income, net	18,200	(5,472)	12,728

Income (loss) before income tax	(120,439)	805	(119,634)
Income tax expense	5,811	7,851	13,662
Net loss attributable to Xencor, Inc.	$(126,087)	$(7,046)	$(133,133)

Net loss per common share attributable to Xencor, Inc.:
Basic and diluted	$(2.08)	$(0.12)	$(2.20)

The impact of the restatement on the consolidated statement of comprehensive loss for the year ended December 31, 2023 is as follows (in thousands):

	Year ended December 31, 2023
	As Reported	Adjustment	As Restated
Net loss	$(126,250)	$(7,046)	$(133,296)
Other comprehensive income:
Net unrealized gain on marketable debt securities available-for-sale	8,243	—	8,243
Comprehensive loss	(118,007)	(7,046)	(125,053)
Comprehensive loss attributable non-controlling interest	(163)	—	(163)
Comprehensive loss attributable to Xencor, Inc.	$(117,844)	$(7,046)	$(124,890)
The impact of the restatement on the consolidated statement of cash flows for the year ended December 31, 2023 is as follows (in thousands):

	Year ended December 31, 2023
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Consolidated net (loss)	$(126,250)	$(7,046)	$(133,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash royalty revenue related to sale of future royalties	—	(14,575)	(14,575)
Noncash interest expense	681	5,472	6,153
Changes in operating assets and liabilities:
Accounts receivable and contract assets	17,707	2,126	19,833
Income tax	5,782	7,851	13,633
Deferred income	156,865	(156,865)	—
Net cash (used in) provided by operating activities	85,111	(163,037)	(77,926)
Cash flows from financing activities
Proceeds from sale of future royalties	20,293	163,037	183,330
Net cash provided by financing activities	26,182	163,037	189,219
The Company has updated Note 11 and Note 12 for the impact of the Ultomiris Royalty Sale Agreement, and the impact of the restatement has also been reflected within Note 7 to conform the 2022 deferred tax assets to 2023 presentation.
3. Comprehensive Income (Loss)
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

4. Marketable Debt and Equity Securities
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
5. Sale of Additional Common Stock
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
6. Property and Equipment
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
7. Income Taxes
Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for income taxes (in thousands) for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	11,472	672	—
State	2,190	1	—
	13,662	673	—
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$13,662	$673	$—

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax	$(25,123)	$(11,447)	$17,352
State and local income taxes	(1,978)	(615)	783
Research and development credit	(15,816)	(9,366)	(10,492)
Stock-based compensation	3,132	3,384	2,424
Foreign-derived intangible income	(4,915)	(1,449)	—
Other	286	(74)	95
Change in state rate	(176)	44	2,599
Deferred tax adjustment	(1,199)	—	—
Net change in valuation allowance	57,313	20,196	(12,761)
Uncertain tax position	2,138	—	—
Income tax provision	$13,662	$673	$—

The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2023 and 2022 is presented below (in thousands). The FY 2022 numbers have been revised to conform with the presentation in the 2023 10K/A.

	December 31,
	2023	2022
Deferred income tax assets
Net operating loss carryforwards	$22,275	$23,867
Research credits	36,535	53,767
Unrealized loss on securities	—	1,573
Lease liability	13,640	13,144
Accrued compensation	19,168	14,484
Deferred revenue / advance payment	36,106	3,225
Capitalized research and development costs	72,836	32,626
Gross deferred income tax assets	200,560	142,686
Valuation allowance	(170,450)	(116,209)
Net deferred income tax assets	30,110	26,477
Deferred income tax liabilities
Patent costs	(2,339)	(2,885)
Licensing costs	(143)	(124)
Capitalized legal costs	(6)	(9)
Depreciation	(10,659)	(6,532)
Right of use assets	(7,404)	(7,580)
Unrealized gain on securities	(9,559)	(9,347)
Gross deferred income tax liabilities	(30,110)	(26,477)
Net deferred income tax asset	$—	$—
The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. The significant changes made by the TCJA include a reduction in the maximum corporate income tax rate and the requirement that research and development costs incurred after December 31, 2021 to be capitalized and amortized over several years. We have recorded a deferred asset for each year ended December 31, 2023 and 2022, respectively for such capitalized research and development costs. We have net deferred tax assets relating primarily to capitalized research and development costs, net operating loss carryforwards and research and development tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2023 and 2022. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2023, the valuation allowance increased by $54.2 million. The Company’s tax years starting in 2019 through 2023 remain open to potential examination by the U.S. and state taxing authorities due to carryforwards of net operating losses and income tax credits.
As of December 31, 2023, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $54.2 million and $155.9 million, respectively, and available tax credit carryforwards of approximately $16.9 million for federal income tax purposes and $24.9 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. All of the federal net operating loss carryforwards were incurred prior to January 1, 2018, which are subject to carryforward limitations. To the extent allowed by law, taxing authorities may examine prior periods where net operating losses were carried forwards and were claimed and offset against current year taxable income, and make adjustments up to the amount of the net operating loss carryforward amount.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$—	$—	$—
Increase related to prior period tax positions	1,054	—	—
Increase related to current year tax positions	7,851	—	—
Balance at December 31	$8,905	$—	$—
Unrecognized tax benefits were $8.9 million as of December 31, 2023. We did not have any material unrecognized tax benefits at December 31, 2022. Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense. The amounts accrued for interest and penalties as of December 31, 2023 were not significant. If recognized, $8.3 million would affect the effective tax rate, subject to changes in the valuation allowance. We do not expect a significant change to unrecognized tax benefits in the next twelve months.
8. Stock-Based Compensation
In 2013, our Board of Directors and our stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan). The 2013 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other stock awards. The 2013 Plan had a ten-year term and would expire on December 3, 2023.
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
9. Leases
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
10. Commitments and Contingencies
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
11. Collaboration and Licensing Agreements
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
In 2023, Alexion completed certain sales milestones for Ultomiris, and the Company received a milestone payment of $20.0 million and recorded royalty revenue of $44.9 million on net sales.
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for an upfront payment of $192.5 million. Included in the proceeds is $29.5 million of accounts receivable the Company sold for royalties and milestone receivable recorded at September 30, 2023. For the year ended December 31, 2023, the Company earned and recognized $44.9 million in royalty revenue, $12.5 million of which was non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The total revenue recognized under this arrangement was $64.9 million, $29.4 million, and $22.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there is $12.5 million receivable and no deferred revenue related to this agreement. Payment of this receivable will be made directly to OMERS.
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
Revenue Earned
The $174.6 million, $164.6 million, and $275.1 million of revenue recorded for the years ended December 31, 2023, 2022, and 2021, respectively, were earned principally from the following licensees (in millions):

	Year Ended December 31,
	2023	2022	2021
	(As Restated)
Alexion	64.9	29.4	22.2
Astellas	—	5.0	—
Genentech	—	—	2.5
Gilead	6.0	—	—
Janssen	77.8	7.0	113.8
MorphoSys	8.7	7.8	18.4
Novartis	—	—	43.1
Omeros	5.0	—	—
Vir	2.2	115.4	52.7
Viridian	—	—	7.5
Zenas	10.0	—	14.9
Total	$174.6	$164.6	$275.1
The table below summarizes the disaggregation of revenue recorded for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
	(As Restated)
Research collaboration	$30.3	$7.0	$93.0
Milestone	88.5	5.5	21.0
Licensing	—	—	80.8
Royalties	41.2	152.1	80.3
Non-cash royalties	14.6	$—	$—
Total	$174.6	$164.6	$275.1

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
12. Sale of Future Royalties
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
The Company determined that $29.5 million of the upfront payment is for a recorded receivable for royalties and a milestone earned in the third quarter of 2023 and $163.0 million is for the sale of future royalties. The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470. As of December 31, 2023, the estimated effective rate under the agreement was 21.1%. The Company will reassess the estimate of total future royalty payments and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the year ended December 31, 2023, the Company recognized $12.5 million of non-cash royalty revenue and $5.5 million of non-cash interest expense.
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
The Company determined that $2.2 million of the upfront payment is for a recorded receivable for royalties earned in the third quarter of 2023 and $20.3 million is from the sale of future royalties. The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470. As of December 31, 2023, the estimated effective rate under the agreement was 21.1%. The Company will reassess the estimate of total future royalty payments and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the year ended December 31, 2023, the Company recognized $2.1 million of non-cash royalty revenue and $0.7 million of non-cash interest expense.
The following table shows the activity within debt for the year ended December 31, 2023 (in thousands):

December 31, 2023
(As Restated)
Beginning balance of debt related to sale of future royalties	$—
Proceeds from sale of future royalties	183,330
Royalties paid to OMERS	—
Non-cash interest expense recognized	6,153
Ending balance of debt related to sale of future royalties	$189,483

Debt - short-term	27,711
Debt - long-term	161,772
Total debt	$189,483

13. 401(k) Plan
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
At the time our Original Form 10-K for the year ended December 31, 2023 was filed on February 29, 2024 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level. Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement as part of our non-routine transactions and the design of controls related to the evaluation of certain tax legislation, which led to the restatement of our audited financial statements for the year ended December 31, 2023. For additional information see the Explanatory Note in this Form 10-K/A.
Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our controls and procedures were not effective as of December 31, 2023, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements and related financial information included in this Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on that assessment and using the COSO criteria, in preparation of this Form 10-K/A, we identified material weaknesses in our internal control over financial reporting that led to a material misstatement of our audited financial statements. Based on the existing of these material weaknesses, our management, Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of the end of the period covered by this Form 10-K/A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment as of December 31, 2023, management concluded that our internal control over financial reporting was not effective due to material weaknesses related to the analysis of non-routine transactions and income taxes. Due to the material weaknesses described herein, management completed additional procedures prior to filing this on Form 10-K/A.

Management’s Plan for Remediation of Material Weaknesses
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Since the material weaknesses were identified, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. Our plan to address the material weakness related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement includes the following: (1) implement a more rigorous analysis of non-routine transactions, (2) on highly technical and complex accounting transactions, improve our process to identify and select qualified third-party advisors, and (3) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions.
Our plan to address the material weakness related to the design of controls related to the evaluation of certain tax legislation includes: (1) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (2) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert.
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
Changes in Internal Control over Financial Reporting
Other than as outlined above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation in Internal Control over Financial Reporting
RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2023 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Form 10-K/A.

PART IV
Item 15. Exhibits, Financial Statement Schedules
1.Financial Statements. We have filed the following documents as part of this Annual Report on Form 10-K/A:
2.Financial Statement Schedules. All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K/A.
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

10.48
Amended and Restated Collaboration and License Agreement, executed on November 14, 2023 and effective as of June 1, 2024, by and between the Company and Genentech, Inc. and F. Hoffmann-La Roche Ltd. (incorporated by reference in Exhibit 10.48 to the Company's Form 10-K filed with the SEC on February 29, 2024).

23.1#	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Xencor, Inc. Compensation Recovery Policy (incorporated by reference in Exhibit 97 to the Company's Form 10-K filed with the SEC on February 29, 2024).

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Xencor, Inc.

Date: February 23, 2025	By:	/s/ BASSIL I. DAHIYAT, PH.D.
Bassil I. Dahiyat, Ph.D. President & Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bassil I. Dahiyat, Ph.D. and Bart Jan Cornelissen, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 23, 2025
Bassil I. Dahiyat, Ph.D.

/s/ BART JAN CORNELISSEN	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2025
Bart Jan Cornelissen

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 23, 2025
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 23, 2025
Kurt Gustafson

/s/ KEVIN C. GORMAN, PH.D.	Director	February 23, 2025
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 23, 2025
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 23, 2025
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 23, 2025
Dagmar Rosa-Bjorkeson

/s/ BARBARA KLENCKE	Director	February 23, 2025
Barbara Klencke