Form 10-Q/A
period 2024-03-31
Xencor Inc
filed 2025-02-24
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
On February 13, 2025, Xencor, Inc. (the Company) filed a Current Report on Form 8-K disclosing that the Audit Committee (the Audit Committee) of the Board of Directors of the Company, after consultation with the Company’s management and RSM US LLP, the Company’s independent registered public accounting firm (RSM), concluded that the following financial statements should no longer be relied upon because of errors in such financials as addressed in FASB ASC Topic 250, Accounting and Error Corrections, (i) the Company's audited consolidated financial statements for the fiscal year ended December 31, 2023, contained in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (SEC) on February 29, 2024, (ii) the Company's unaudited consolidated financial statements for the three months ended March 31, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the SEC on May 9, 2024 (the “Original Form 10-Q”), (iii) the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the SEC on August 8, 2024, and (iv) the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the SEC on November 6, 2024. In addition, the Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, and RSM’s report on the consolidated balance sheets as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements, as well as RSM’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. On February 7, 2025, RSM informed us that disclosure should be made and action should be taken to prevent future reliance on RSM’s audit report filed with the Annual Report on Form 10-K for the year ended December 31, 2023 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. For additional information, please refer to our Current Report on Form 8-K filed with the SEC on February 13, 2025.
This Amendment No. 1 to our Original Form 10-Q (the Form 10-Q/A) amends and restates certain items noted below in the Original Form 10-Q. This Form 10-Q/A amends the Original Form 10-Q to restate its unaudited financial statements, financial data and related disclosures for the three months ended March 31, 2024 to correct errors related to the accounting treatment of a royalty transaction with OMERS Life Sciences entered into in November 2023, the unrecorded tax benefit related to the Company’s treatment of research and development expenses that should have been capitalized under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), as well as an understatement of the Company's state tax obligations, as more fully described below.
Background of Restatement
In November 2023, the Company entered into an agreement for the sale of future royalties due to it under the Alexion Agreement (as defined in this report) with OMERS Life Sciences (the Ultomiris Royalty Sale Agreement). In connection with the preparation of the Company’s financial statements for the year ended December 31, 2024, the Company determined that the royalty transaction under the Ultomiris Royalty Sale Agreement was incorrectly accounted for as deferred income and should have been accounted for as debt. The impact of this error on the consolidated balance sheet as of March 31, 2024 was that accounts receivable was understated by $12.6 million, deferred income was overstated by $147.5 million, debt was understated by $164.7 million and stockholders’ equity was overstated by $4.6 million; the impact on the consolidated statement of income (loss) for the three months ended March 31, 2024 was that revenue was understated by $3.2 million and interest expense was understated by $8.6 million; and the impact on the consolidated statement of cash flows for the three months ended March 31, 2024 was that cash flow used by operating activities was understated by $1.6 million while cash flow provided by financing activities was understated by the same amount. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the reclassification of the royalty transaction as debt was material to the audited consolidated statement of cash flows for the year ended December 31, 2023 and the unaudited consolidated statement of loss and the unaudited consolidated statement of cash flows for the three months ended March 31, 2024.
In addition, the Company’s management became aware of a misstatement related to the Company’s treatment of research and development expenses under Section 174 of the Code, whereby the Company understated the amount of its research and experimental expenses that should have been capitalized for tax purposes, as reported in the Original Form 10-Q, and therefore identified an uncertain tax position of $6.2 million owed for the fiscal year ended December 31, 2023. In addition, the Company became aware of a misstatement related to its state tax obligations. The Company evaluated its taxable presence and concluded that it understated its state income tax expense by approximately $2.1 million, net of federal benefit, for the year ended December 31, 2023. These amounts exclude any interest and penalties. The impact on the consolidated balance sheet as of March 31, 2024 was that uncertain tax position payable was understated by $8.3 million, income tax payable was overstated by $0.5 million and stockholders’ equity was overstated by $7.8 million. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the additional tax liability was material to the audited consolidated balance sheet and consolidated statement of loss for the year ended December 31, 2023 and the unaudited consolidated balance sheet as of March 31, 2024. The Company has begun recording interest and penalties related to the understated capitalized research and experimental expense and on the understated state income tax obligations, and the total is immaterial to each quarter in 2024 as well as in aggregate for 2024.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2024. The Audit Committee of the Company’s Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting as of March 31, 2024. Management plans to (i) implement a more rigorous analysis of non-routine transactions, (ii) on highly technical and complex accounting transactions, we will improve our process to identify and select qualified third-party advisors, (iii) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions, (iv) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (v) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert. For a discussion of management’s consideration of the Company's disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.
Items Impacted by this Form 10-Q/A
The following sections in the Original Form 10-Q have been amended and restated in this Form 10-Q/A to reflect the restatement:
1.Part I, Item 1 - Financial Statements
2.Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.Part I, Item 4 - Controls and Procedures
4.Part II, Item 1A - Risk Factors
5.Part II, Item 6 - Exhibits
Except as described above, no other information included in the Original Form 10-Q is being amended or updated by this Form 10-Q/A, and this Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Form 10-Q. This Form 10-Q/A continues to describe the conditions as of the date of the Original Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the Original Form 10-Q. See Note 2 to the accompanying unaudited financial statements, set forth in Part I of this Form 10-Q/A, for details of the restatement and its impact on the unaudited financial statements as of, and for the three months ended, March 31, 2024.
In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

Xencor, Inc.
Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 2024
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Form 10-Q/A. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” the negative of such terms or other words indicating future results.
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

•our failure to maintain effective internal controls, which led to the restatement of our financial statements, and the risk that we may experience additional material weaknesses; and
•our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.
The factors, risks and uncertainties referred to above and others are more fully described under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 and this Form 10-Q/A. Forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(As Restated)
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,034	$53,790
Marketable debt securities	460,367	497,725
Marketable equity securities	44,535	42,210
Accounts receivable	22,181	23,739
Prepaid expenses and other current assets	16,730	18,139
Total current assets	574,847	635,603
Property and equipment, net	63,540	66,124
Patents, licenses, and other intangible assets, net	18,852	18,663
Restricted cash	382	380
Marketable debt securities - long term	154,960	145,512
Marketable equity securities - long term	43,560	64,210
Right of use (ROU) asset	40,211	33,995
Other assets	498	648
Total assets	$896,850	$965,135
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,011	$13,914
Accrued expenses	13,491	23,564
Income tax payable	5,291	5,291
Lease liabilities	2,079	3,435
Debt	34,203	27,711
Total current liabilities	71,075	73,915
Uncertain tax position payable	8,336	8,336
Lease liabilities, net of current portion	66,810	59,025
Deferred income, net of current portion	—	—
Debt, net of current portion	150,895	161,772
Total liabilities	297,116	303,048
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at March 31, 2024 and December 31, 2023; 61,634,685 issued and outstanding at March 31, 2024 and 60,998,191 issued and outstanding at December 31, 2023	617	611
Additional paid-in capital	1,144,468	1,131,266
Accumulated other comprehensive (loss) income	(154)	1,291
Accumulated deficit	(544,858)	(471,418)
Total stockholders’ equity attributable to Xencor, Inc.	600,073	661,750
Non-controlling interest	(339)	337
Total stockholders’ equity	599,734	662,087
Total liabilities and stockholders’ equity	$896,850	$965,135
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Revenue
Collaborations, milestones, and royalties	$15,997	$18,962
Operating expenses
Research and development	56,873	65,552
General and administrative	13,787	14,154
Total operating expenses	70,660	79,706
Loss from operations	(54,663)	(60,744)

Other income (expenses)
Interest income	8,548	2,899
Interest expense	(9,676)	(7)
Other expense, net	—	(13)
Impairment on equity securities	(20,650)	—
Gain (loss) on equity securities, net	2,325	(2,898)
Total other expense, net	(19,453)	(19)

Net loss	(74,116)	(60,763)

Net loss attributable to non-controlling interest	(676)	—
Net loss attributable to Xencor, Inc.	$(73,440)	$(60,763)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.20)	$(1.02)

Basic and diluted weighted average common shares outstanding	61,212,324	59,771,674
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Net loss	(74,116)	(60,763)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	(1,445)	3,327
Comprehensive loss	(75,561)	(57,436)
Comprehensive loss attributable to non-controlling interest	(676)	—
Comprehensive loss attributable to Xencor, Inc.	$(74,885)	$(57,436)
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2023 As Restated	60,998,191	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Issuance of common stock upon exercise of stock awards	152,682	1	1,786	—	—	—	1,787
Issuance of restricted stock units	483,812	5	(5)	—	—	—	—
Comprehensive loss as restated	—	—	—	(1,445)	(73,440)	(676)	(75,561)
Stock-based compensation	—	—	11,421	—	—	—	11,421
Balance, March 31, 2024 As Restated (unaudited)	61,634,685	$617	$1,144,468	$(154)	$(544,858)	$(339)	$599,734

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	—	(57,436)
Stock-based compensation	—	—	12,599	—	—	—	12,599
Balance, March 31, 2023 (unaudited)	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$—	$683,583
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Cash flows from operating activities
Net loss	$(74,116)	$(60,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,035	2,245
Accretion of discount on marketable debt securities	(5,601)	(1,661)
Stock-based compensation	11,421	12,599
Abandonment of capitalized intangible assets	415	321
Gain on sale of marketable debt securities	(3)	—
Change in fair value of equity securities	(2,325)	2,898
Impairment on equity securities	20,650	—
Non-cash royalty revenue related to sale of future royalties	(15,468)	—
Non-cash interest expense	9,665	—
Loss on disposal of assets	6	1,379
Changes in operating assets and liabilities:
Accounts receivable and contract asset	2,976	9,135
Interest receivable from marketable debt securities	(1,310)	248
Prepaid expenses and other assets	1,559	1,204
Accounts payable	2,097	5,254
Accrued expenses	(10,073)	(3,588)
Lease liabilities and ROU assets	213	331
Deferred revenue	—	(216)
Net cash used in operating activities	(56,859)	(30,614)
Cash flows from investing activities
Purchase of marketable securities	(136,532)	(95,228)
Purchase of intangible assets	(929)	(407)
Purchase of property and equipment	(132)	(10,783)
Proceeds from maturities of marketable securities	159,942	154,562
Proceeds from sale of marketable securities	9,969	—
Net cash provided by investing activities	32,318	48,144
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,787	922
Net cash provided by financing activities	1,787	922
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,754)	18,452
Cash, cash equivalents, and restricted cash, beginning of period	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$31,416	$72,394

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11	$7
Supplemental disclosures of non-cash activities
Unrealized (loss) gain on marketable securities	$(1,445)	$3,327
ROU assets obtained	$7,166	$—

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$31,034	$72,394
Restricted cash	382	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,416	$72,394
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
The accompanying unaudited consolidated interim financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on February 24, 2025.
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
Use of Estimates
The preparation of consolidated interim financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, evaluation of intangible assets, investments, leases and other assets for evidence of impairment, fair value measurements, and contingencies. Significant estimates in these consolidated interim financial statements include estimates made for royalty revenue, interest expense under the royalty sale agreements, accrued research and development expenses, stock-based compensation expenses, intangible assets, incremental borrowing rate for right-of-use asset and lease liability, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.
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
Liability Related to the Sale of Future Revenues
We treat the sale of future Ultomiris and Monjuvi royalties as debt, amortized under the effective interest rate method over the estimated life of the Ultomiris and Monjuvi Royalty Sale Agreements, respectively. See Note 12. The amortization of the liability related to the sale of future Ultomiris and Monjuvi royalties is based on our current estimate of future royalty payments. Royalty revenue will be recognized as earned and the payments made will be a reduction of the liability when paid.
Non-cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total expected royalty payments less the net proceeds received are recorded as non-cash interest expense over the life of the liability. Interest is imputed on the unamortized portion using the effective interest method and is recorded based on the timing of the payments received over the term of the Ultomiris and Monjuvi Royalty Sale Agreements. The actual interest rate will be affected by the timing of the royalty payments and changes in the forecasted revenue.
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
2. Restatement of a Previously Issued Financial Statements
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
The impact of the restatement on the consolidated balance sheet as of March 31, 2024 is as follows (in thousands):

	March 31, 2024
	As Reported	Adjustment	As Restated
	(unaudited)
Assets
Accounts receivable	9,580	12,601	22,181
Prepaid expenses and other current assets	16,736	(6)	16,730
Total current assets	562,252	12,595	574,847
Total assets	$884,255	$12,595	$896,850
Liabilities and stockholders’ equity
Current liabilities
Income tax payable	5,782	(491)	5,291
Deferred income	34,088	(34,088)	—
Debt	7,951	26,252	34,203
Total current liabilities	79,402	(8,327)	71,075
Uncertain tax position payable	—	8,336	8,336
Deferred income, net of current portion	113,367	(113,367)	—
Debt, net of current portion	12,489	138,406	150,895
Total liabilities	272,068	25,048	297,116
Stockholders’ equity
Accumulated deficit	(532,405)	(12,453)	(544,858)
Total stockholders’ equity	612,187	(12,453)	599,734
Total liabilities and stockholders’ equity	$884,255	$12,595	$896,850

The impact of the restatement on the consolidated statement of loss for the three months ended March 31, 2024 is as follows (in thousands):

	Three Months Ended March 31, 2024
	As Reported	Adjustment	As Restated

Revenue
Collaborations, milestones, and royalties	$12,805	$3,192	$15,997
Loss from operations	(57,855)	3,192	(54,663)
Other income (expenses)
Interest income	7,471	1,077	8,548
Interest expense	—	(9,676)	(9,676)
Total other expense, net	(10,854)	(8,599)	(19,453)

Loss before income tax expense	(68,709)	(5,407)	(74,116)
Income tax expense	—	—	—
Net loss	(68,709)	(5,407)	(74,116)
Net loss attributable to non-controlling interest	(676)	—	(676)
Net loss attributable to Xencor, Inc.	$(68,033)	$(5,407)	$(73,440)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.11)	$(0.09)	$(1.20)
The impact of the restatement on the consolidated statement of comprehensive loss for the three months ended March 31, 2024 is as follows (in thousands):

	Three Months Ended March 31, 2024
	As Reported	Adjustment	As Restated

Net loss	(68,709)	(5,407)	(74,116)
Other comprehensive loss
Net unrealized loss on marketable debt securities	(1,445)	—	(1,445)
Comprehensive loss	(70,154)	(5,407)	(75,561)
Comprehensive loss attributable to non-controlling interest	(676)	—	(676)
Comprehensive loss attributable to Xencor, Inc.	$(69,478)	$(5,407)	$(74,885)
The impact of the restatement on the consolidated statement of cash flows for the three months ended March 31, 2024 is as follows (in thousands):

	Three Months Ended March 31, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(68,709)	$(5,407)	$(74,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	—	(15,468)	(15,468)
Non-cash interest expense	1,067	8,598	9,665
Changes in operating assets and liabilities:
Accounts receivable and contract asset	1,710	1,266	2,976
Deferred income	(9,410)	9,410	—
Net cash used in operating activities	(55,258)	(1,601)	(56,859)
Cash flows from financing activities
Repayment of liability for sale of future royalties	(1,601)	1,601	—
Net cash provided by financing activities	186	1,601	1,787
3. Fair Value of Financial Instruments
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
4. Net Loss Per Common Share
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
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
	(As Restated)
Numerator:
Net loss attributable to Xencor, Inc.	$(73,440)	$(60,763)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	61,212,324	59,771,674
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.20)	$(1.02)

For the three months ended March 31, 2024 and 2023, all outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as the effect of including such securities would have been anti-dilutive.
5. Comprehensive Income (Loss)
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

6. Marketable Debt and Equity Securities
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
7. Stock Based Compensation
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
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris. For the three months ended March 31, 2024, Company earned and recognized $12.6 million in non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The Company recognized $12.6 million of non-cash royalty revenue and $10.5 million of royalty revenue under this arrangement for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there is $12.6 million receivable and no deferred revenue related to this agreement. Payment of this receivable will be made directly to OMERS.
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
Revenues earned
The revenues recorded for the three months ended March 31, 2024 and 2023 were earned principally from the following licensees (in millions):

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Alexion	$12.6	$10.5
Janssen	—	5.2
MorphoSys	2.9	1.8
Vega	0.5	—
Vir	—	1.5
Total	$16.0	$19.0

The table below summarizes the disaggregation of revenue recorded for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
	(As Restated)
Research collaboration	$—	$0.2
Milestone	0.5	5.0
Royalties	—	13.8
Non-cash royalties	15.5	—
Total	$16.0	$19.0
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
11. Income taxes
There is no provision for income tax for the three months ended March 31, 2024 or 2023. As of March 31, 2024, the Company’s deferred income tax assets are primarily comprised of deferred revenue, capitalized research and development expenses, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards, and have been fully offset by a valuation allowance.
12. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470 Debt. At March 31, 2024, the estimated effective interest rate remains at 21.1%. The Company will continue to reassess the estimate of total future royalty payments and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the three months ended March 31, 2024, the Company recognized $12.6 million of non-cash royalty revenue and $8.6 million of non-cash interest expense.
Monjuvi Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470 Debt. As of March 31, 2024, the estimated effective rate under the agreement remains to be 21.1%. The Company will continue to reassess the estimate of total future royalty payments and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the three months ended March 31, 2024, the Company recognized $2.9 million of non-cash royalty revenue and $1.1 million of non-cash interest expense.

The following table shows the activity within debt for the quarter ended March 31, 2024 (in thousands):

March 31, 2024
(As Restated)
Beginning balance of debt related to sale of future royalties	$189,483
Royalties owed to OMERS	349
Royalties paid to OMERS	(14,399)
Non-cash interest expense recognized	9,665
Ending balance of debt related to sale of future royalties	$185,098

Debt - short-term	34,203
Debt - long-term	150,895
Total debt	$185,098
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Form 10-Q/A and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A for the year ended December 31, 2023. See also “Special Note Regarding Forward-Looking Statements” included in this Form 10-Q/A.
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
Refer to Part I, Item 1, "XmAb Bispecific Fc Domain and New Multi-Specific Antibody Formats" and "Other XmAb Fc Domains" in the description of our business included in our Annual Report on Form 10-K/A for the year ended December 31, 2023 for a discussion of our core Fc technology platforms.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. We earned a total of $12.6 million in estimated non-cash royalties from Alexion for the three months ended March 31, 2024.
Refer to Part I, Item 1, Note 10, Collaboration and Licensing Agreements of the Notes to Financial Statements included in this Form 10-Q/A for a description of the key terms of our arrangements.
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
As of March 31, 2024, we had an accumulated deficit of $544.9 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023	Change
	(As Restated)
Revenues:
Research collaboration	$—	$0.2	$(0.2)
Milestone	0.5	5.0	(4.5)
Royalties	15.5	13.8	1.7
Total revenues	16.0	19.0	(3.0)
Operating expenses:
Research and development	56.9	65.6	(8.7)
General and administrative	13.8	14.2	(0.4)
Total operating expenses	70.7	79.8	(9.1)
Other expense, net	(19.4)	—	(19.4)
Net loss	(74.1)	(60.8)	(13.3)
Net loss attributable to non-controlling interest	(0.7)	—	(0.7)
Net loss attributable to Xencor, Inc.	$(73.4)	$(60.8)	$(12.6)
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
Other Expense, Net
Other expense, net was $19.4 million for the three months ended March 31, 2024, which consists of an impairment charge on equity investments and non-cash interest expense from the Ultomiris and Monjuvi Royalty Sale Agreements, partially offset by interest income earned on investments and unrealized gain on equity investments. Other expense, net for the three months ended March 31, 2023 consists of unrealized loss recognized from the change in fair value of our equity investments, offset by interest income earned on investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
	(As Restated)
Net cash provided by (used in):
Operating activities	$(56,859)	$(30,614)	$(26,245)
Investing activities	$32,318	$48,144	$(15,826)
Financing activities	$1,787	$922	$865
Net increase (decrease) in cash	$(22,754)	$18,452	$(41,206)
Operating Activities
Cash used in operating activities for the three months ended March 31, 2024 and 2023 was $56.9 million and $30.6 million, respectively. The increase in cash used in operating activities in the three months ended March 31, 2024 is primarily due to the decrease in royalty revenue received as a result of the sale of future royalties under the Ultomiris and Monjuvi Royalty Sale Agreements in 2023.
Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 increased from net cash provided by financing activities for the three months ended March 31, 2023 due to increased net proceeds from the exercise of stock options.
Liquidity and Capital Resources
We have financed our operations primarily through private placements of our equity securities, the issuance of convertible notes, public offerings of our common stock, and payments received under our product development partnerships and licensing arrangements.
As of March 31, 2024, we had $646.7 million of cash, cash equivalents, restricted cash, and marketable debt securities compared to $697.4 million as of December 31, 2023. The investments in marketable debt securities are further described above in Note 6, Marketable Debt and Equity Securities, of Notes to Financial Statements included in this Form 10-Q/A. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, opt-in and contingent payments, and royalties. Our ability to receive additional milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
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
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Form 10-Q/A.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(b) and 15d-15(e)) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
At the time our Original Form 10-Q for the quarterly period ended March 31, 2024 was filed on May 9, 2024 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective due to material weakness related to the design and operating deficiencies in the impairment analysis of our equity investment in Zenas specifically related to securities without a readily determinable fair value.
Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer further concluded that, as of March 31, 2024, our internal control over financial reporting was not effective due to material weaknesses relating to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement as part of our non-routine transactions and the design of controls related to the evaluation of certain tax legislation, which led to the restatement of our audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the three months ended March 31, 2024. For additional information see the Explanatory Note in this Form 10-Q/A.
Notwithstanding these material weaknesses and after completion of additional procedures prior to the filing of this Form 10-Q/A, our management, including our chief executive officer and chief financial officer, has concluded that our financial statements in this Form 10-Q/A represent fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. The material weaknesses did result in a restatement of consolidated financial statements previously reported by us, which are included within this Form 10-Q/A.
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
Our plan related to the design and operating deficiencies in the impairment analysis of our equity investment in Zenas specifically related to securities without a readily determinable fair value includes the following: (1) expand management’s oversight of the impairment analysis of its equity investments in securities without a readily determinable fair value, (2) continue to implement improved processes and controls for documenting the impairment valuation process of securities without a readily determinable fair value, (3) engage external resources when required to assist with the assessment of valuation methodologies for securities without a readily determinable fair value and (4) continue to formalize and communicate policies related to the evaluation of early indicators of impairment of securities without a readily determinable fair value.
Our plan to address the material weakness related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement, includes the following: (1) implement a more rigorous analysis of non-routine transactions, (2) on highly technical and complex accounting transactions, improve our process to identify and select qualified third-party advisors and (3) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions.
Our plan to address the material weakness related to the design of controls related to the evaluation of certain tax legislation includes: (1) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (2) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert.
Management is committed to maintaining an effective internal control environment and remediating the identified material weaknesses in a timely manner, with appropriate oversight from our Audit Committee. We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. We continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, we report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.
Changes in Internal Control
Other than the remediation actions described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the risk listed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2023, which could materially affect our business, financial position, or future results of operations. In addition to the risks set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2023, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 or March 31, 2024. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
As discussed further in the Explanatory Note to this Form 10-Q/A, on February 11, 2025, we concluded that certain periods of our historical financial statements should no longer be relied upon and should be restated to reflect the correct accounting for the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement and to account for additional tax liabilities. In addition, on February 7, 2025, RSM informed us that disclosure should be made or action should be taken to prevent future reliance on RSM’s audit report filed with the Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the SEC on February 29, 2024 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023 and March 31, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 and March 31, 2024, and our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 and March 31, 2024 due to a material weakness (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis) related to the design and operating effectiveness of controls related to non-routine transactions and the evaluation of certain tax legislation.
We are in the process of implementing remediation plans to address these material weaknesses. While we believe these efforts will improve our internal controls and address the root causes of the material weaknesses, the material weaknesses cannot be considered completely remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to the material weaknesses and their remediation, see "Item 4. Controls and Procedures" of this Form 10-Q/A.

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

10.1
Third Amendment to Lease, dated January 26, 2024, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2024).

10.2
Employment Agreement dated March 11, 2024 by and between the Company and Bart Jan Cornelissen (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2024).

10.3
Employment Agreement dated April 7, 2023 by and between the Company and Nancy Valente (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2024).

10.4
Fourth Amendment to the License Agreement by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2024).

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

Dated: February 23, 2025