Form 10-Q/A
period 2024-06-30
Xencor Inc
filed 2025-02-24
CIK 1326732

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

EXPLANATORY NOTE
On February 13, 2025, Xencor, Inc. (the Company) filed a Current Report on Form 8-K disclosing that the Audit Committee (the Audit Committee) of the Board of Directors of the Company, after consultation with the Company’s management and RSM US LLP, the Company’s independent registered public accounting firm (RSM), concluded that the following financial statements should no longer be relied upon because of errors in such financials as addressed in FASB ASC Topic 250, Accounting and Error Corrections, (i) the Company's audited consolidated financial statements for the fiscal year ended December 31, 2023, contained in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (SEC) on February 29, 2024, (ii) the Company's unaudited consolidated financial statements for the three months ended March 31, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the SEC on May 9, 2024, (iii) the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the SEC on August 8, 2024 (the Original Form 10-Q), and (iv) the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the SEC on November 6, 2024. In addition, the Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, and RSM’s report on the consolidated balance sheets as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements, as well as RSM’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. On February 7, 2025, RSM informed us that disclosure should be made and action should be taken to prevent future reliance on RSM’s audit report filed with the Annual Report on Form 10-K for the year ended December 31, 2023 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. For additional information, please refer to our Current Report on Form 8-K filed with the SEC on February 13, 2025.
This Amendment No. 1 to our Original Form 10-Q (the Form 10-Q/A) amends and restates certain items noted below in the Original Form 10-Q. This Form 10-Q/A amends the Original Form 10-Q to restate its unaudited financial statements, financial data and related disclosures for the three and six months ended June 30, 2024 to correct errors related to the accounting treatment of a royalty transaction with OMERS Life Sciences entered into in November 2023, the unrecorded tax benefit related to the Company’s treatment of research and development expenses that should have been capitalized under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), as well as an understatement of the Company's state tax obligations, as more fully described below.
Background of Restatement
In November 2023, the Company entered into an agreement for the sale of future royalties due to it under the Alexion Agreement (as defined in this report) with OMERS Life Sciences (the Ultomiris Royalty Sale Agreement). In connection with the preparation of the Company’s financial statements for the year ended December 31, 2024, the Company determined that the royalty transaction under the Ultomiris Royalty Sale Agreement was incorrectly accounted for as deferred income and should have been accounted for as debt. The impact of this error on the consolidated balance sheet as of June 30, 2024 was that accounts receivable was understated by $13.8 million, deferred income was overstated by $140.6 million, debt was understated by $160.5 million and stockholders’ equity was overstated by $6.1 million; the impact on the consolidated statement of income (loss) for the six months ended June 30, 2024 was that revenue was understated by $10.1 million and interest expense was understated by $17.0 million; and the impact on the consolidated statement of cash flows for the six months ended June 30, 2024 was that the cash used in operating activities was understated by $3.6 million and cash provided by financing activities were understated by the same amount. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the reclassification of the royalty transaction as debt was material to the audited consolidated statement of cash flows for the year ended December 31, 2023 and the unaudited consolidated statements of cash flows for the six months ended June 30, 2024.
In addition, the Company’s management became aware of a misstatement related to the Company’s treatment of research and development expenses under Section 174 of the Code, whereby the Company understated the amount of its research and experimental expenses that should have been capitalized for tax purposes, as reported in the Original Form 10-Q, and therefore identified an uncertain tax position of $6.2 million owed for the fiscal year ended December 31, 2023. In addition, the Company became aware of a misstatement related to its state tax obligations. The Company evaluated its taxable presence and concluded that it understated its state income tax expense by approximately $2.1 million, net of federal benefit, for the year ended December 31, 2023. These amounts exclude any interest and penalties. The impact on the consolidated balance sheet as of June 30, 2024 was that uncertain tax position payable was understated by $8.3 million, prepaid income tax was understated by $0.6 million and stockholders’ equity was overstated by $7.7 million. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the additional tax liability was material to the audited consolidated balance sheet and consolidated statement of loss for the year ended December 31, 2023 and the unaudited consolidated balance sheet as of June 30, 2024. The Company has begun recording interest and penalties related to the understated capitalized research and experimental expense and on the understated state income tax obligations, and the total is immaterial to each quarter in 2024 as well as in aggregate for 2024.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2024. The Audit Committee of the Company’s Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting as of June 30, 2024. Management plans to (i) implement a more rigorous analysis of non-routine transactions, (ii) on highly technical and complex accounting transactions, we will improve our process to identify and select qualified third-party advisors, (iii) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions and ,(iv) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (v) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert. For a discussion of management’s consideration of the Company's disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.
Items Impacted by this Form 10-Q/A
The following sections in the Original Form 10-Q have been amended and restated in this Form 10-Q/A to reflect the restatement:
1.Part I, Item 1 - Financial Statements
2.Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.Part I, Item 4 - Controls and Procedures
4.Part II, Item 1A - Risk Factors
5.Part II, Item 6 - Exhibits
Except as described above, no other information included in the Original Form 10-Q is being amended or updated by this Form 10-Q/A, and this Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Form 10-Q. This Form 10-Q/A continues to describe the conditions as of the date of the Original Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the Original Form 10-Q. See Note 2 to the accompanying unaudited financial statements, set forth in Part I of this Form 10-Q/A, for details of the restatement and its impact on the unaudited financial statements as of, and for the three and six months ended, June 30, 2024.
In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

Xencor, Inc.
Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2024
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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
	(As Restated)
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,768	$53,790
Marketable debt securities	449,372	497,725
Marketable equity securities	28,271	42,210
Accounts receivable	35,923	23,739
Prepaid expenses and other current assets	24,588	18,139
Total current assets	568,922	635,603
Property and equipment, net	63,868	66,124
Patents, licenses, and other intangible assets, net	18,778	18,663
Restricted cash	384	380
Marketable debt securities - long term	104,862	145,512
Marketable equity securities - long term	43,780	64,210
Right of use (ROU) asset	39,527	33,995
Other assets	498	648
Total assets	$840,619	$965,135
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,838	$13,914
Accrued expenses	19,557	23,564
Income tax payable	—	5,291
Lease liabilities	1,262	3,435
Debt	38,930	27,711
Total current liabilities	75,587	73,915
Uncertain tax position payable	8,336	8,336
Lease liabilities, net of current portion	67,156	59,025
Debt, net of current portion	140,826	161,772
Total liabilities	291,905	303,048
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at June 30, 2024 and December 31, 2023; 61,766,054 issued and outstanding at June 30, 2024 and 60,998,191 issued and outstanding at December 31, 2023	619	611
Additional paid-in capital	1,162,726	1,131,266
Accumulated other comprehensive (loss) income	(652)	1,291
Accumulated deficit	(612,195)	(471,418)
Total stockholders’ equity attributable to Xencor, Inc.	550,498	661,750
Non-controlling interest	(1,784)	337
Total stockholders’ equity	548,714	662,087
Total liabilities and stockholders’ equity	$840,619	$965,135
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Revenue
Collaborations, milestones, and royalties	$23,907	$45,523	$39,904	$64,485
Operating expenses
Research and development	61,531	60,060	118,404	125,612
General and administrative	17,746	11,460	31,533	25,613
Total operating expenses	79,277	71,520	149,937	151,225
Loss from operations	(55,370)	(25,997)	(110,033)	(86,740)

Other income (expense)
Interest income	7,681	3,771	16,229	6,670
Interest expense	(9,282)	(7)	(18,958)	(14)
Other expense, net	(4)	(9)	(4)	(23)
Impairment on equity securities	220	—	(20,430)	—
Gain (loss) on equity securities, net	(12,027)	288	(9,702)	(2,610)
Total other income (expense), net	(13,412)	4,043	(32,865)	4,023

Net loss	(68,782)	(21,954)	(142,898)	(82,717)

Net loss attributable to non-controlling interest	(1,445)	—	(2,121)	—
Net loss attributable to Xencor, Inc.	$(67,337)	$(21,954)	$(140,777)	$(82,717)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.09)	$(0.37)	$(2.29)	$(1.38)

Basic and diluted weighted average common shares outstanding	61,676,444	59,807,558	61,444,384	59,922,784
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Net loss	(68,782)	(21,954)	(142,898)	(82,717)
Other comprehensive income (loss)
Net unrealized gain (loss) on marketable debt securities	(498)	1,765	(1,942)	5,093
Comprehensive loss	(69,280)	(20,189)	(144,840)	(77,624)
Comprehensive loss attributable to non-controlling interest	(1,445)	—	(2,121)	—
Comprehensive loss attributable to Xencor, Inc.	$(67,835)	$(20,189)	$(142,719)	$(77,624)
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2023 As Restated	60,998,191	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Issuance of common stock upon exercise of stock awards	152,682	1	1,786	—	—	—	1,787
Issuance of restricted stock units	483,812	5	(5)	—	—	—	—
Comprehensive loss	—	—	—	(1,445)	(73,440)	(676)	(75,561)
Stock-based compensation	—	—	11,421	—	—	—	11,421
Balance, March 31, 2024 As Restated	61,634,685	$617	$1,144,468	$(154)	$(544,858)	$(339)	$599,734

Issuance of common stock upon exercise of stock awards	10,213	—	140	—	—	—	140
Issuance of restricted stock units	67,160	1	(1)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	53,996	1	929	—	—	—	930
Comprehensive loss as restated	—	—	—	(498)	(67,337)	(1,445)	(69,280)
Stock-based compensation	—	—	17,190	—	—	—	17,190
Balance, June 30, 2024 As Restated (unaudited)	61,766,054	$619	$1,162,726	$(652)	$(612,195)	$(1,784)	$548,714

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	—	(57,436)
Stock-based compensation	—	—	12,599	—	—	—	12,599
Balance, March 31, 2023	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$—	$683,583

Issuance of common stock upon exercise of stock awards	145,003	1	676	—	—	—	677
Issuance of restricted stock units	18,148	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	55,309	1	1,241	—	—	—	1,242
Comprehensive income (loss)	—	—	—	1,765	(21,954)	—	(20,189)
Stock-based compensation	—	—	13,563	—	—	—	13,563
Balance, June 30, 2023 (unaudited)	60,600,060	$607	$1,101,131	$(1,860)	$(421,002)	$—	$678,876
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
	(As Restated)
Cash flows from operating activities
Net loss	$(142,898)	$(82,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,059	5,130
Accretion of discount on marketable debt securities	(10,037)	(4,345)
Stock-based compensation	28,611	26,162
Equity received in connection with license agreements	—	(10,000)
Abandonment of capitalized intangible assets	784	594
Gain on sale of marketable debt securities	(3)	—
Change in fair value of equity securities	9,702	2,610
Impairment on equity securities	20,430	—
Non-cash royalty revenue related to sale of future royalties	(30,855)	—
Non-cash interest expense	18,937	—
Loss on disposal of assets	6	1,379
Changes in operating assets and liabilities:
Accounts receivable	(9,993)	8,978
Interest receivable from marketable debt securities	(1,705)	420
Prepaid expenses and other assets	(5,691)	1,127
Accounts payable	1,924	4,009
Accrued expenses	(4,007)	(288)
Income taxes	(5,899)	—
Lease liabilities and ROU assets	426	582
Deferred revenue	—	(22,455)
Net cash used in operating activities	(124,209)	(68,814)
Cash flows from investing activities
Purchase of marketable securities	(259,130)	(276,715)
Sale of equity securities	4,236	—
Purchase of patents, licenses, and other intangible assets	(1,549)	(1,490)
Purchase of property and equipment	(3,158)	(14,636)
Proceeds from maturities of marketable securities	347,966	339,580
Proceeds from sale of marketable securities	9,969	—
Net cash provided by investing activities	98,334	46,739
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock awards	1,927	1,601
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	930	1,242
Net cash provided by financing activities	2,857	2,843
Net decrease in cash, cash equivalents, and restricted cash	(23,018)	(19,232)
Cash, cash equivalents, and restricted cash, beginning of period	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$31,152	$34,710

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21	$14
Income taxes	$6,100	$—
Supplemental disclosures of non-cash activities
Unrealized (loss) gain on marketable securities	$(1,942)	$5,093
ROU assets obtained	$7,166	$—

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$30,768	$34,710
Restricted cash	384	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,152	$34,710
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
The impact of the restatement on the consolidated balance sheet as of June 30, 2024 is as follows (in thousands):

	June 30, 2024
	As Reported	Adjustment	As Restated
	(unaudited)
Assets
Accounts receivable	22,073	13,850	35,923
Prepaid expenses and other current assets	23,986	602	24,588
Total current assets	554,470	14,452	568,922
Total assets	$826,167	$14,452	$840,619
Liabilities and stockholders’ equity
Current liabilities
Deferred income	36,472	(36,472)	—
Debt	6,947	31,983	38,930
Total current liabilities	80,076	(4,489)	75,587
Uncertain tax position payable	—	8,336	8,336
Deferred income, net of current portion	104,081	(104,081)	—
Debt, net of current portion	12,313	128,513	140,826
Total liabilities	263,626	28,279	291,905
Stockholders’ equity
Accumulated deficit	(598,368)	(13,827)	(612,195)
Total stockholders’ equity	562,541	(13,827)	548,714
Total liabilities and stockholders’ equity	$826,167	$14,452	$840,619
The impact of the restatement on the consolidated statements of loss for the three months ended June 30, 2024 is as follows (in thousands):

	Three Months Ended June 30, 2024
	As Reported	Adjustment	As Restated

Revenue
Collaborations, milestones, and royalties	$16,960	$6,947	$23,907
Loss from operations	(62,317)	6,947	(55,370)
Other income (expense)
Interest expense	(844)	(8,438)	(9,282)
Loss before income tax expense	(67,291)	(1,491)	(68,782)
Income tax expense	117	(117)	—
Net loss	(67,408)	(1,374)	(68,782)
Net loss attributable to non-controlling interest	(1,445)	—	(1,445)
Net loss attributable to Xencor, Inc.	$(65,963)	$(1,374)	$(67,337)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.07)	$(0.02)	$(1.09)
The impact of the restatement on the consolidated statement of loss for the six months ended June 30, 2024 is as follows (in thousands):

	Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated

Revenue
Collaborations, milestones, and royalties	$29,765	$10,139	$39,904
Loss from operations	(120,172)	10,139	(110,033)
Other income (expense)
Interest expense	(1,921)	(17,037)	(18,958)
Total other income (expense), net	(15,828)	(17,037)	(32,865)

Loss before income tax expense	(136,000)	(6,898)	(142,898)
Income tax expense	117	(117)	—
Net loss	(136,117)	(6,781)	(142,898)
Net loss attributable to non-controlling interest	(2,121)	—	(2,121)
Net loss attributable to Xencor, Inc.	$(133,996)	$(6,781)	$(140,777)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(2.18)	$(0.11)	$(2.29)
The impact of the restatement on the consolidated statements of comprehensive loss for the three months ended June 30, 2024 is as follows (in thousands):

	Three Months Ended June 30, 2024
	As Reported	Adjustment	As Restated

Net loss	(67,408)	(1,374)	(68,782)
Other comprehensive loss
Net unrealized loss on marketable debt securities	(498)	—	(498)
Comprehensive loss	(67,906)	(1,374)	(69,280)
Comprehensive loss attributable to non-controlling interest	(1,445)	—	(1,445)
Comprehensive loss attributable to Xencor, Inc.	$(66,461)	$(1,374)	$(67,835)
The impact of the restatement on the consolidated statement of comprehensive loss for the six months ended June 30, 2024 is as follows (in thousands):

	Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated

Net loss	(136,117)	(6,781)	(142,898)
Other comprehensive loss
Net unrealized loss on marketable debt securities	(1,942)	—	(1,942)
Comprehensive loss	(138,059)	(6,781)	(144,840)
Comprehensive loss attributable to non-controlling interest	(2,121)	—	(2,121)
Comprehensive loss attributable to Xencor, Inc.	$(135,938)	$(6,781)	$(142,719)

The impact of the restatement on the consolidated statements of cash flows for the six months ended June 30, 2024 is as follows (in thousands):

	Six Months Ended June 30, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(136,117)	$(6,781)	$(142,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	—	(30,855)	(30,855)
Non-cash interest expense	1,900	17,037	18,937
Changes in operating assets and liabilities:
Accounts receivable	(10,783)	790	(9,993)
Income taxes	(5,782)	(117)	(5,899)
Deferred income	(16,312)	16,312	—
Net cash used in operating activities	(120,595)	(3,614)	(124,209)
Cash flows from financing activities
Reduction of liability for sale of future royalties	(3,614)	3,614	—
Net cash (used in) provided by financing activities	(757)	3,614	2,857
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
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	(As Restated)		(As Restated)
Numerator:
Net loss attributable to Xencor, Inc.	$(67,337)	$(21,954)	$(140,777)	$(82,717)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	61,676,444	59,807,558	61,444,384	59,922,784
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(1.09)	$(0.37)	$(2.29)	$(1.38)
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
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for cash consideration. For the six months ended June 30, 2024, Company earned and recognized $26.4 million in non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The Company recognized $13.8 million and $26.4 million of non-cash royalty revenue during the three and six months ended June 30, 2024, respectively, and $11.2 million and $21.6 million of royalty revenue under this arrangement for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there is $13.8 million receivable and no deferred revenue related to this agreement. Payment of this receivable will be made directly to OMERS.
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

Revenues earned
The revenues recorded for the three and six months ended June 30, 2024 and 2023 were earned principally from the following licensees (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Alexion	$13.8	$11.2	$26.4	$21.6
Janssen	—	22.2	—	27.5
Mabgeek	$1.5	$—	$1.5	$—
MorphoSys	1.6	2.0	4.4	3.9
Vega	—	—	0.5	—
Vir	—	0.1	0.1	1.5
Viridian	$—	$—	$—	$—
Zenas	$—	$10.0	$—	$10.0
Third Party Licensee	$7.0	$—	$7.0	$—
Total	$23.9	$45.5	$39.9	$64.5
The table below summarizes the disaggregation of revenue recorded for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Research collaboration	$—	$22.2	$—	$22.5
License	8.5	—	8.5	—
Milestone	—	10.0	0.5	15.0
Royalties	—	13.3	0.1	27.0
Non-cash royalties	15.4	—	30.8	—
Total	$23.9	$45.5	$39.9	$64.5
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
11. Income taxes
There is no provision for income tax for the three and six months ended June 30, 2024 or 2023. As of June 30, 2024, the Company’s deferred income tax assets are primarily comprised of deferred revenue, capitalized research and development expenses, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards, and have been fully offset by a valuation allowance.

12. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470 Debt. At June 30, 2024, the estimated effective interest rate remains at 21.1%. The Company will continue to reassess the estimate of total future royalty payments and prospectively adjust the imputed interest rate and related amortization if the estimate is materially different. For the three and six months ended June 30, 2024, the Company recognized $13.8 million and $26.4 million of non-cash royalty revenue, respectively, and $8.4 million and $17.0 million of non-cash interest expense, respectively..
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
The following table shows the activity within debt for the six months ended June 30, 2024 (in thousands):

June 30, 2024
(As Restated)
Beginning balance of debt related to sale of future royalties	$189,483
Royalties owed to OMERS	834
Royalties paid to OMERS	(29,498)
Non-cash interest expense recognized	18,937
Ending balance of debt related to sale of future royalties	$179,756

Debt - short-term	38,930
Debt - long-term	140,826
Total debt	$179,756
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology and neurology indications. We earned a total of $13.8 million in estimated non-cash royalties from Alexion for the three months ended June 30, 2024.
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

As of June 30, 2024, we had an accumulated deficit of $612.2 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,
	2024	2023	Change
	(As Restated)
Revenues:
Research collaboration	$—	$22.2	$(22.2)
License	8.5	—	8.5
Milestone	—	10.0	(10.0)
Royalties	15.4	13.3	2.1
Total revenues	23.9	45.5	(21.6)
Operating expenses:
Research and development	61.5	60.0	1.5
General and administrative	17.7	11.5	6.2
Total operating expenses	79.2	71.5	7.7
Other income (expense), net	(13.4)	4.0	(17.4)
Loss before income tax expense	(68.7)	(22.0)	(46.7)
Income tax expense	—	—	—
Net loss	(68.7)	(22.0)	(46.7)
Net loss attributable to non-controlling interest	(1.4)	—	(1.4)
Net loss attributable to Xencor, Inc.	$(67.3)	$(22.0)	$(45.3)
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
Other Income (Expense), Net
Other (expense), net was $(13.4) million for the three months ended June 30, 2024, which consists of unrealized and realized losses recognized from the change in fair value and the sale of our equity investments and non-cash interest expense from the Ultomiris and Monjuvi Royalty Sale Agreements, partially offset by interest income earned on investments. Other income, net was $4.0 million for the three months ended June 30, 2023, which consists primarily of interest income earned on investments.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in millions):

	Six Months Ended June 30,
	2024	2023	Change
	(As Restated)
Revenues:
Research collaboration	$—	$22.5	$(22.5)
License	8.5	—	8.5
Milestone	0.5	15.0	(14.5)
Royalties	30.9	27.0	3.9
Total revenues	39.9	64.5	(24.6)
Operating expenses:
Research and development	118.4	125.6	(7.2)
General and administrative	31.5	25.6	5.9
Total operating expenses	149.9	151.2	(1.3)
Other income (expense), net	(32.9)	4.0	(36.9)
Loss before income tax expense	(142.9)	(82.7)	(60.2)
Income tax expense	—	—	—
Net loss	$(142.9)	$(82.7)	$(60.2)
Net loss attributable to non-controlling interest	(2.1)	—	(2.1)
Net loss attributable to Xencor, Inc.	$(140.8)	$(82.7)	$(58.1)
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
Other Income (Expense), Net
Other income (expense), net was $(32.9) million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. Other expense, net for the six months ended June 30, 2024 consists of an impairment charge on Zenas, our equity investment without a readily determinable fair value, unrealized and realized losses recognized from the change in fair value and the sale of our other equity investments with readily determinable fair values, and non-cash interest expense from the Ultomiris and Monjuvi Royalty Sale Agreements, partially offset by interest income earned on investments. Other income, net for the same period in 2023 consists primarily of interest income earned on investments, partially offset by unrealized loss recognized from the change in fair value of our equity investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
	(As Restated)
Net cash provided by (used in):
Operating activities	$(124,209)	$(68,814)	$(55,395)
Investing activities	$98,334	$46,739	$51,595
Financing activities	$2,857	$2,843	$14
Net decrease in cash	$(23,018)	$(19,232)	$(3,786)

Operating Activities
Cash used in operating activities for the six months ended June 30, 2024 and 2023 was $124.2 million and $68.8 million, respectively. The increase in cash used in operating activities is due to the decrease in royalty revenue received as a result of the sale of future royalties under the Ultomiris and Monjuvi Royalty Sale Agreements in 2023 and higher spending in the six months ended June 30, 2024.
Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 and 2023 are from the net proceeds from the exercise of stock options and purchase of ESPP.
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
At the time our Original Form 10-Q for the quarterly period ended June 30, 2024 was filed on August 8, 2024, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting related to the design and operating deficiencies in the impairment analysis of our equity investment in Zenas specifically related to securities without a readily determinable fair value.
Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer further concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness mentioned above, as well as material weaknesses relating to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement as part of our non-routine transactions and the design of controls related to the evaluation of certain tax legislation, which led to the restatement of our audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the three and six months ended June 30, 2024. For additional information see the Explanatory Note in this Form 10-Q/A.
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
Material Weaknesses Remediation Efforts
We continue to make further progress in implementing changes to our internal control over financial reporting to remediate the material weaknesses described above. Since the material weaknesses were identified, management has been implementing, and continues to implement, measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.
Our plan to address the material weakness related to the design and operating deficiencies in the impairment analysis of our equity investment in Zenas specifically related to securities without a readily determinable fair value includes the following: (1) expand management’s oversight of the impairment analysis of its equity investments in securities without readily determinable fair value, (2) continue to implement improved processes and controls for documenting the impairment valuation process of securities without a readily determinable fair value, (3) engage external resources when required to assist with the assessment of valuation methodologies for securities without a readily determinable fair value and (4) continue to formalize and communicate policies related to the evaluation of early indicators of impairment of securities without a readily determinable fair value.
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
Our plan to address the material weakness related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement, includes the following: (1) implement a more rigorous analysis of non-routine transactions, (2) on highly technical and complex accounting transactions, improve our process to identify and select qualified third-party advisors and (3) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions
Our plan to address the material weakness related to the design of controls related to the evaluation of certain tax legislation includes: (1) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (2) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert.
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
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 or June 30, 2024. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
As discussed further in the Explanatory Note to this Form 10-Q/A, on February 11, 2025, we concluded that certain periods of our historical financial statements should no longer be relied upon and should be restated to reflect the correct accounting for the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement and to account for additional tax liabilities. In addition, on February 7, 2025, RSM informed us that disclosure should be made or action should be taken to prevent future reliance on RSM’s audit report filed with the Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the SEC on February 29, 2024 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023 and June 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 and June 30, 2024, and our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 and June 30, 2024 due to a material weakness (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis) related to the design and operating effectiveness of controls related to non-routine transactions and the evaluation of certain tax legislation.
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

10.1
Consulting Agreement by and between the Company and John J. Kuch, dated April 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2024).

10.2
Executive Employment Agreement Addendum No. 2 dated June 1, 2024 by and between the Company and Nancy Valente (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2024).

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