Form 10-Q/A
period 2024-09-30
Xencor Inc
filed 2025-02-24
CIK 1326732

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

EXPLANATORY NOTE
On February 13, 2025, Xencor, Inc. (the Company) filed a Current Report on Form 8-K disclosing that the Audit Committee (the Audit Committee) of the Board of Directors of the Company, after consultation with the Company’s management and RSM US LLP, the Company’s independent registered public accounting firm (RSM), concluded that the following financial statements should no longer be relied upon because of errors in such financials as addressed in FASB ASC Topic 250, Accounting and Error Corrections, (i) the Company's audited consolidated financial statements for the fiscal year ended December 31, 2023, contained in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (SEC) on February 29, 2024, (ii) the Company's unaudited consolidated financial statements for the three months ended March 31, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the SEC on May 9, 2024, (iii) the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, originally filed with the SEC on August 8, 2024, and (iv) the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, originally filed with the SEC on November 6, 2024 (the Original Form 10-Q). In addition, the Audit Committee concluded that management’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, and RSM’s report on the consolidated balance sheets as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements, as well as RSM’s report on the effectiveness of internal control over financial reporting as of December 31, 2023, should no longer be relied upon. On February 7, 2025, RSM informed us that disclosure should be made and action should be taken to prevent future reliance on RSM’s audit report filed with the Annual Report on Form 10-K for the year ended December 31, 2023 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. For additional information, please refer to our Current Report on Form 8-K filed with the SEC on February 13, 2025.
This Amendment No. 1 to our Original Form 10-Q (the Form 10-Q/A) amends and restates certain items noted below in the Original Form 10-Q. This Form 10-Q/A amends the Original Form 10-Q to restate its unaudited financial statements, financial data and related disclosures for the three and nine months ended September 30, 2024 to correct errors related to the accounting treatment of a royalty transaction with OMERS Life Sciences entered into in November 2023, the unrecorded tax benefit related to the Company’s treatment of research and development expenses that should have been capitalized under Section 174 of the Internal Revenue Code of 1986, as amended (the Code), as well as an understatement of the Company's state tax obligations, as more fully described below.
Background of Restatement
In November 2023, the Company entered into an agreement for the sale of future royalties due to it under the Alexion Agreement (as defined in this report) with OMERS Life Sciences (the Ultomiris Royalty Sale Agreement). In connection with the preparation of the Company’s financial statements for the year ended December 31, 2024, the Company determined that the royalty transaction under the Ultomiris Royalty Sale Agreement was incorrectly accounted for as deferred income and should have been accounted for as debt. The impact of this error on the consolidated balance sheet as of September 30, 2024 was that accounts receivable was understated by $15.7 million, deferred income was overstated by $132.0 million, debt was understated by $154.9 million and stockholders’ equity was overstated by $7.2 million; the impact on the consolidated statement of income (loss) for the nine months ended September 30, 2024 was that revenue was understated by $17.2 million and interest expense was understated by $25.3 million; and the impact on the consolidated statement of cash flows for the nine months ended September 30, 2024 was that the cash used in operating activities was understated by $5.7 million, and cash provided by financing activities was also understated by the same amount. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the reclassification of the royalty transaction as debt was material to the audited consolidated statement of cash flows for the year ended December 31, 2023 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2024.
In addition, the Company’s management became aware of a misstatement related to the Company’s treatment of research and development expenses under Section 174 of the Code, whereby the Company understated the amount of its research and experimental expenses that should have been capitalized for tax purposes, as reported in the Original Form 10-Q, and therefore identified an uncertain tax position of $6.2 million owed for the fiscal year ended December 31, 2023. In addition, the Company became aware of a misstatement related to its state tax obligations. The Company evaluated its taxable presence and concluded that it understated its state income tax expense by approximately $2.1 million, net of federal benefit, for the year ended December 31, 2023.These amounts exclude any interest and penalties. The impact on the consolidated balance sheet as of September 30, 2024 was that uncertain tax position payable was understated by $8.3 million, prepaid income tax was understated by $0.6 million and stockholders’ equity was overstated by $7.7 million. The Company has decided to correct these errors for the year ended December 31, 2023, concluding that the additional tax liability was material to the audited consolidated balance sheet and consolidated statement of loss for the year ended December 31, 2023 and the unaudited consolidated balance sheet as of September 30, 2024. The Company has begun recording interest and penalties related to the understated capitalized research and experimental expense and on the understated state income tax obligations, and the total is immaterial to each quarter in 2024 as well as in aggregate for 2024.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2024. The Audit Committee of the Company’s Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal control over financial reporting as of September 30, 2024. Management plans to (i) implement a more rigorous analysis of non-routine transactions, (ii) on highly technical and complex accounting transactions, we will improve our process to identify and select qualified third-party advisors, (iii) enhance our review of capabilities and work performed by the third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions and ,(iv) enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (v) on a quarterly basis, review income tax legislative changes and their impact to our financial statements with our tax expert. For a discussion of management’s consideration of the Company's disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part I, Item 4 Controls and Procedures of this Form 10-Q/A.
Items Impacted by this Form 10-Q/A
The following sections in the Original Form 10-Q have been amended and restated in this Form 10-Q/A to reflect the restatement:
1Part I, Item 1 - Financial Statements
2Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
3Part I, Item 4 - Controls and Procedures
4Part II, Item 1A - Risk Factors
5Part II, Item 6 - Exhibits
Except as described above, no other information included in the Original Form 10-Q is being amended or updated by this Form 10-Q/A, and this Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Form 10-Q. This Form 10-Q/A continues to describe the conditions as of the date of the Original Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the Original Form 10-Q. See Note 2 to the accompanying unaudited financial statements, set forth in Part I of this Form 10-Q/A, for details of the restatement and its impact on the unaudited financial statements as of, and for the three and nine months ended, September 30, 2024.
In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

Xencor, Inc.
Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2024
In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” “the Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors” in this Form 10-Q/A These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” the negative of such terms or other words indicating future results.
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

•our failure to maintain effective internal controls, which lead to the restatement of our financials, and the risk that we may experience additional material weaknesses; and
•our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.
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
	(As Restated)
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,031	$53,790
Marketable debt securities	435,043	497,725
Marketable equity securities	78,903	42,210
Accounts receivable	25,872	23,739
Prepaid expenses and other current assets	20,748	18,139
Total current assets	589,597	635,603
Property and equipment, net	62,400	66,124
Patents, licenses, and other intangible assets, net	17,919	18,663
Restricted cash	385	380
Marketable debt securities - long term	290,274	145,512
Marketable equity securities - long term	—	64,210
Right of use (ROU) asset	38,831	33,995
Other assets	498	648
Total assets	$999,904	$965,135
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,770	$13,914
Accrued expenses	25,407	23,564
Income tax payable	—	5,291
Lease liabilities	2,181	3,435
Deferred income	—	—
Debt	44,455	27,711
Total current liabilities	90,813	73,915
Uncertain tax position payable	8,336	8,336
Lease liabilities, net of current portion	66,489	59,025
Debt, net of current portion	128,340	161,772
Total liabilities	293,978	303,048
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares at September 30, 2024 and December 31, 2023; 69,963,447 issued and outstanding at September 30, 2024 and 60,998,191 issued and outstanding at December 31, 2023	701	611
Additional paid-in capital	1,364,846	1,131,266
Accumulated other comprehensive income	1,800	1,291
Accumulated deficit	(658,483)	(471,418)
Total stockholders’ equity attributable to Xencor, Inc.	708,864	661,750
Non-controlling interest	(2,938)	337
Total stockholders’ equity	705,926	662,087
Total liabilities and stockholders’ equity	$999,904	$965,135
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Revenue
Collaborations, milestones, and royalties	$17,796	$59,164	$57,700	$123,649
Operating expenses
Research and development	58,226	64,941	176,630	190,553
General and administrative	14,767	12,493	46,300	38,107
Total operating expenses	72,993	77,434	222,930	228,660
Loss from operations	(55,197)	(18,270)	(165,230)	(105,011)

Other income (expense)
Interest income	7,537	5,023	23,766	11,693
Interest expense	(9,026)	(7)	(27,984)	(21)
Other (expense) income, net	(10)	8	(14)	(14)
Impairment on equity securities	—	—	(20,430)	—
Gain (loss) on equity securities, net	9,254	(11,023)	(448)	(13,633)
Total other income (expense), net	7,755	(5,999)	(25,110)	(1,975)

Net loss	(47,442)	(24,269)	(190,340)	(106,986)

Net loss attributable to non-controlling interest	(1,154)	—	(3,275)	—
Net loss attributable to Xencor, Inc.	$(46,288)	$(24,269)	$(187,065)	$(106,986)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(0.72)	$(0.40)	$(3.00)	$(1.77)

Basic and diluted weighted average common shares outstanding	64,022,547	60,621,534	62,310,045	60,387,163
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Net loss	(47,442)	(24,269)	(190,340)	(106,986)
Other comprehensive income
Net unrealized gain on marketable debt securities	2,452	1,151	510	6,244
Comprehensive loss	(44,990)	(23,118)	(189,830)	(100,742)
Comprehensive loss attributable to non-controlling interest	(1,154)	—	(3,275)	—
Comprehensive loss attributable to Xencor, Inc.	$(43,836)	$(23,118)	$(186,555)	$(100,742)
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2023 As Restated	60,998,191	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Issuance of common stock upon exercise of stock awards	152,682	1	1,786	—	—	—	1,787
Issuance of restricted stock units	483,812	5	(5)	—	—	—	—
Comprehensive loss	—	—	—	(1,445)	(73,440)	(676)	(75,561)
Stock-based compensation	—	—	11,421	—	—	—	11,421
Balance, March 31, 2024 As Restated	61,634,685	$617	$1,144,468	$(154)	$(544,858)	$(339)	$599,734

Issuance of common stock upon exercise of stock awards	10,213	—	140	—	—	—	140
Issuance of restricted stock units	67,160	1	(1)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	53,996	1	929	—	—	—	930
Comprehensive loss	—	—	—	(498)	(67,337)	(1,445)	(69,280)
Stock-based compensation	—	—	17,190	—	—	—	17,190
Balance, June 30, 2024 As Restated	61,766,054	$619	$1,162,726	$(652)	$(612,195)	$(1,784)	$548,714

Sale of common stock and pre-funded warrants, net of issuance cost	8,093,712	81	189,098	—	—	—	189,179
Issuance of common stock upon exercise of stock awards	59,254	1	684	—	—	—	685
Issuance of restricted stock units	44,427	—	—	—	—	—	—
Comprehensive income (loss) as restated	—	—	—	2,452	(46,288)	(1,154)	(44,990)
Stock-based compensation	—	—	12,338	—	—	—	12,338
Balance, September 30, 2024 As Restated (unaudited)	69,963,447	$701	$1,364,846	$1,800	$(658,483)	$(2,938)	$705,926

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2022	59,997,713	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Issuance of common stock upon exercise of stock awards	34,388	—	924	—	—	—	924
Issuance of restricted stock units	349,499	4	(4)	—	—	—	—
Comprehensive income (loss)	—	—	—	3,327	(60,763)	—	(57,436)
Stock-based compensation	—	—	12,599	—	—	—	12,599
Balance, March 31, 2023	60,381,600	$605	$1,085,651	$(3,625)	$(399,048)	$—	$683,583

Issuance of common stock upon exercise of stock awards	145,003	1	676	—	—	—	677
Issuance of restricted stock units	18,148	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	55,309	1	1,241	—	—	—	1,242
Comprehensive income (loss)	—	—	—	1,765	(21,954)	—	(20,189)
Stock-based compensation	—	—	13,563	—	—	—	13,563
Balance, June 30, 2023	60,600,060	$607	$1,101,131	$(1,860)	$(421,002)	$—	$678,876

Issuance of common stock upon exercise of stock awards	34,743	—	356	—	—	—	356
Issuance of restricted stock units	31,097	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	1,151	(24,269)	—	(23,118)
Stock-based compensation	—	—	12,896		—	—	12,896
Balance, September 30, 2023 (unaudited)	60,665,900	$607	$1,114,383	$(709)	$(445,271)	$—	$669,010
See accompanying notes.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(As Restated)
Cash flows from operating activities
Net loss	$(190,340)	$(106,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,113	8,270
Accretion of discount on marketable debt securities	(13,504)	(8,211)
Stock-based compensation	40,949	39,058
Equity received in connection with license agreements	—	(10,000)
Abandonment of capitalized intangible assets	2,179	797
Gain on sale of marketable debt securities	(3)	—
Change in fair value of equity securities	448	13,633
Impairment on equity securities	20,430	—
Non-cash royalty revenue related to sale of future royalties	(48,646)	—
Non-cash interest expense	27,950	—
Loss on disposal of assets	6	1,380
Changes in operating assets and liabilities:
Accounts receivable	1,875	(26,003)
Interest receivable from marketable debt securities	(3,131)	113
Prepaid expenses and other assets	(1,851)	1,592
Accounts payable	4,856	4,879
Accrued expenses	1,843	5,744
Income taxes	(5,899)	—
Lease liabilities and ROU assets	1,374	737
Deferred revenue	—	(21,098)
Net cash used in operating activities	(152,351)	(96,095)
Cash flows from investing activities
Purchase of marketable securities	(540,844)	(444,480)
Sale of equity securities	6,639	—
Purchase of patents, licenses, and other intangible assets	(2,396)	(2,077)
Purchase of property and equipment	(4,433)	(17,468)
Proceeds from maturities of marketable securities	465,941	556,090
Proceeds from sale of marketable securities	9,969	—
Net cash (used in) provided by investing activities	(65,124)	92,065
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	201,256	—
Common stock and pre-funded warrants issuance costs	(12,077)	—
Proceeds from issuance of common stock upon exercise of stock awards	2,612	1,957
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	930	1,242
Net cash provided by financing activities	192,721	3,199
Net decrease in cash, cash equivalents, and restricted cash	(24,754)	(831)
Cash, cash equivalents, and restricted cash, beginning of period	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$29,416	$53,111

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$31	$21
Income taxes	$6,100	$—
Supplemental disclosures of non-cash activities
Unrealized gain on marketable debt securities	$510	$6,244
ROU assets obtained	$7,166	$2,462

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$29,031	$52,733
Restricted cash	385	378
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$29,416	$53,111
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
The Company also had an investment in equity securities without a readily determinable fair value, where the Company elected the measurement alternative to record the investment at its initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There is no impairment charge for the three months ended September 30, 2024. There was an impairment charge of $20.4 million recorded for the nine months ended September 30, 2024 in connection with the valuation of equity securities without a readily determinable fair value. There was no impairment charge recorded for the three and nine months ended September 30, 2023. Following the closing of Zenas' initial public offering on September 16, 2024, the Company no longer holds an investment in equity securities without a readily determinable fair value. See Note 6.

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
2. Restatement of a Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements for the year ended December 31, 2024, the Company determined that the Ultomiris Royalty Sale Agreement with OMERS entered into in November 2023 was incorrectly accounted for as deferred income and should have been accounted for as debt and that the Company understated the amount of its research and experimental expenses that should have been capitalized under Section 174 of the Code for the year ended December 31, 2023 as well as misstatement related to its state tax obligations, and therefore identified uncertain tax positions for federal and state.
The impact of the restatement on the consolidated balance sheet as of September 30, 2024 is as follows (in thousands):

	September 30, 2024
	(unaudited)
Assets
Accounts receivable	10,205	15,667	25,872
Prepaid expenses and other current assets	20,146	602	20,748
Total current assets	573,328	16,269	589,597
Total assets	$983,635	$16,269	$999,904
Liabilities and stockholders’ equity
Current liabilities
Deferred income	37,865	(37,865)	—
Debt	7,749	36,706	44,455
Total current liabilities	91,972	(1,159)	90,813
Uncertain tax position payable	—	8,336	8,336
Deferred income, net of current portion	94,107	(94,107)	—
Debt, net of current portion	10,169	118,171	128,340
Total liabilities	262,737	31,241	293,978
Stockholders’ equity
Accumulated deficit	(643,511)	(14,972)	(658,483)
Total stockholders’ equity	720,898	(14,972)	705,926
Total liabilities and stockholders’ equity	$983,635	$16,269	$999,904
The impact of the restatement on the consolidated statements of loss for the three months ended September 30, 2024 is as follows (in thousands):

	Three Months Ended September 30, 2024
	As Reported	Adjustment	As Restated

Revenue
Collaborations, milestones, and royalties	$10,710	$7,086	$17,796
Loss from operations	(62,283)	7,086	(55,197)
Other income (expense)
Interest expense	(795)	(8,231)	(9,026)
Loss before income tax expense	(46,297)	(1,145)	(47,442)
Income tax expense	—	—	—
Net loss	(46,297)	(1,145)	(47,442)
Net loss attributable to non-controlling interest	(1,154)	—	(1,154)
Net loss attributable to Xencor, Inc.	(45,143)	(1,145)	(46,288)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(0.71)	$(0.01)	$(0.72)
The impact of the restatement on the consolidated statement of loss for the nine months ended September 30, 2024 is as follows (in thousands):

	Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated

Revenue
Collaborations, milestones, and royalties	$40,475	$17,225	$57,700
Loss from operations	(182,455)	17,225	(165,230)
Other income (expense)
Interest expense	(2,716)	(25,268)	(27,984)
Loss before income tax expense	(182,297)	(8,043)	(190,340)
Income tax expense	117	(117)	—
Net loss	(182,414)	(7,926)	(190,340)
Net loss attributable to non-controlling interest	(3,275)	—	(3,275)
Net loss attributable to Xencor, Inc.	$(179,139)	$(7,926)	$(187,065)

Basic and diluted net loss per common share attributable to Xencor, Inc.	$(2.87)	$(0.13)	$(3.00)
The impact of the restatement on the consolidated statements of comprehensive loss for the three months ended September 30, 2024 is as follows (in thousands):

	Three Months Ended September 30, 2024
	As Reported	Adjustment	As Restated

Net loss	(46,297)	(1,145)	(47,442)
Other comprehensive income
Net unrealized gain on marketable debt securities	2,452	—	2,452
Comprehensive loss	(43,845)	(1,145)	(44,990)
Comprehensive loss attributable to non-controlling interest	(1,154)	—	(1,154)
Comprehensive loss attributable to Xencor, Inc.	$(42,691)	$(1,145)	$(43,836)
The impact of the restatement on the consolidated statement of comprehensive loss for the nine months ended September 30, 2024 is as follows (in thousands):

	Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated

Net loss	(182,414)	(7,926)	(190,340)
Other comprehensive income
Net unrealized gain on marketable debt securities	510	—	510
Comprehensive loss	(181,904)	(7,926)	(189,830)
Comprehensive loss attributable to non-controlling interest	(3,275)	—	(3,275)
Comprehensive loss attributable to Xencor, Inc.	$(178,629)	$(7,926)	$(186,555)
The impact of the restatement on the consolidated statements of cash flows for the nine months ended September 30, 2024 is as follows (in thousands):

	Nine Months Ended September 30, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(182,414)	$(7,926)	$(190,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash royalty revenue related to sale of future royalties	—	(48,646)	(48,646)
Non-cash interest expense	2,682	25,268	27,950
Changes in operating assets and liabilities:
Accounts receivable	1,085	790	1,875
Income taxes	(5,782)	(117)	(5,899)
Deferred income	(24,893)	24,893	—
Net cash used in operating activities	(146,613)	(5,738)	(152,351)
Cash flows from financing activities
Reduction of liability for sale of future royalties	(5,738)	5,738	—
Net cash provided by financing activities	186,983	5,738	192,721
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
Basic and diluted net loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	(As Restated)		(As Restated)
Numerator:
Net loss attributable to Xencor, Inc.	$(46,288)	$(24,269)	$(187,065)	$(106,986)
Denominator:
Weighted-average common shares outstanding used in computing basic and diluted net loss	64,022,547	60,621,534	62,310,045	60,387,163
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(0.72)	$(0.40)	$(3.00)	$(1.77)
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
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for cash consideration. For the nine months ended September 30, 2024, Company earned and recognized $42.1 million in non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The Company recognized $15.7 million and $42.1 million of non-cash royalty revenue during the three and nine months ended September 30, 2024, respectively, and $11.8 million and $33.4 million of royalty revenue under this arrangement for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there is $15.7 million receivable and no deferred revenue related to this agreement. Payment of this receivable will be made directly to OMERS.

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

Revenues earned
The revenues recorded for the three and nine months ended September 30, 2024 and 2023 were earned principally from the following licensees (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Alexion	$15.7	$31.8	$42.1	$53.4
Gilead	—	6.0	—	6.0
Janssen	—	13.7	—	41.1
Mabgeek	—	—	1.5	—
MorphoSys/Incyte	2.1	2.7	6.5	6.6
Omeros	—	5.0	—	5.0
Vega	—	—	0.5	—
Vir	—	—	0.1	1.5
Zenas	—	—	—	10.0
Third Party Licensee	—	—	7.0	—
Total	$17.8	$59.2	$57.7	$123.6
The table below summarizes the disaggregation of revenue recorded for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
Research collaboration	$—	$(1.3)	$—	$21.1
License	—	—	8.5	—
Milestone	—	46.0	0.5	61.0
Royalties	—	14.5	0.1	41.5
Non-cash royalties	17.8	—	48.6	—
Total	$17.8	$59.2	$57.7	$123.6
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
11. Income taxes
There is no provision for income tax for the three and nine months ended September 30, 2024 or 2023. As of September 30, 2024, the Company’s deferred income tax assets are primarily comprised of deferred revenue, capitalized research and development expenses, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards, and have been fully offset by a valuation allowance.

12. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470 Debt. At September 30, 2024, the estimated effective interest rate remains at 21.1%. The Company continues to reassess the estimate of total future royalty payments and prospectively adjusts the imputed interest rate and related amortization if the estimate is materially different. For the three and nine months ended September 30, 2024, the Company recognized $15.7 million and $42.1 million of non-cash royalty revenue, respectively, and $8.2 million and $25.3 million of non-cash interest expense, respectively.
Monjuvi Royalty Sale Agreement
The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt pursuant to ASC 470 Debt. At June 30, 2024, the Company reassessed the estimate of total future royalty payments and updated the estimated effective interest rate to 17.5%. The Company continues to reassess the estimate of total future royalty payments and prospectively adjusts the imputed interest rate and related amortization if the estimate is materially different. For the three and nine months ended September 30, 2024, the Company recognized $2.1 million and $6.5 million of non-cash royalty revenue, respectively, and $0.8 million and $2.7 million of non-cash interest expense, respectively.
The following table shows the activity within debt for the nine months ended September 30, 2024 (in thousands):

September 30, 2024
(As Restated)
Beginning balance of debt related to sale of future royalties	$189,483
Royalties owed to OMERS	834
Royalties paid to OMERS	(45,472)
Non-cash interest expense recognized	27,950
Ending balance of debt related to sale of future royalties	$172,795

Debt - short-term	44,455
Debt - long-term	128,340
Total debt	$172,795
13. Sale of Common Stock
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. We earned a total of $15.7 million in estimated non-cash royalties from Alexion for the three months ended September 30, 2024.

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
As of September 30, 2024, we had an accumulated deficit of $658.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,
	2024	2023	Change
	(As Restated)
Revenues:
Research collaboration	$—	$(1.3)	$1.3
Milestone	—	46.0	(46.0)
Royalties	17.8	14.5	3.3
Total revenues	17.8	59.2	(41.4)
Operating expenses:
Research and development	58.2	64.9	(6.7)
General and administrative	14.8	12.5	2.3
Total operating expenses	73.0	77.4	(4.4)
Other income (expense), net	7.8	(6.0)	13.8
Net loss	(47.4)	(24.2)	(23.2)
Net loss attributable to non-controlling interest	(1.2)	—	(1.2)
Net loss attributable to Xencor, Inc.	$(46.2)	$(24.2)	$(22.0)
Revenues
Revenues for the three months ended September 30, 2024 are primarily from non-cash royalty revenue from Alexion and MorphoSys/Incyte. Revenues for the three months ended September 30, 2023 are primarily from royalty and milestone revenue from Alexion, and milestone revenue from Janssen, Gilead and Omeros. Based on updated information regarding our measure of progress in completing research activities, we effected a change in estimate under ASC 606 which resulted in adjusted research revenue for the three months ended September 30, 2023.

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
Other Income (Expense), Net
Other income, net was $7.8 million for the three months ended September 30, 2024, which consists of unrealized and realized gains recognized from the change in fair value and the sale of our equity investments and interest income earned on investments, partially offset by non-cash interest expense from the Ultomiris and Monjuvi Royalty Sale Agreements. Other expense, net was $6.0 million for the three months ended September 30, 2023, which consists primarily of unrealized loss on equity investments in excess of interest income earned on investments.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023	Change
	(As Restated)
Revenues:
Research collaboration	$—	$21.1	$(21.1)
License	8.5	—	8.5
Milestone	0.5	61.0	(60.5)
Royalties	48.7	41.5	7.2
Total revenues	57.7	123.6	(65.9)
Operating expenses:
Research and development	176.6	190.6	(14.0)
General and administrative	46.3	38.1	8.2
Total operating expenses	222.9	228.7	(5.8)
Other income (expense), net	(25.2)	(1.9)	(23.3)
Loss before income tax expense	(190.4)	(107.0)	(83.4)
Income tax expense	—	—	—
Net loss	(190.4)	(107.0)	(83.4)
Net loss attributable to non-controlling interest	(3.3)	—	(3.3)
Net loss attributable to Xencor, Inc.	$(187.1)	$(107.0)	$(80.1)
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
Other Income (Expense), Net
Other (expense), net was $(25.1) million for the nine months ended September 30, 2024, which consists primarily of an impairment charge on Zenas and non-cash interest expense from the Ultomiris and Monjuvi Royalty Sale Agreements, partially offset by interest income earned on investments. Other expense, net for the same period in 2023 was $2.0 million, which consists primarily of unrealized loss recognized from the change in fair value of our equity investments, partially offset by interest income earned on investments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
	(As Restated)
Net cash provided by (used in):
Operating activities	$(152,351)	$(96,095)	$(56,256)
Investing activities	(65,124)	92,065	(157,189)
Financing activities	192,721	3,199	189,522
Net decrease in cash	$(24,754)	$(831)	$(23,923)
Operating Activities
Cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $152.4 million and $96.1 million, respectively. The increase in cash used in operating activities is primarily due to lower research and milestone revenues and the decrease in royalty revenue received as a result of the sale of future royalties under the Ultomiris and Monjuvi Royalty Sale Agreements in 2023, partially offset by lower spending in the nine months ended September 30, 2024.
Investing Activities
Investing activities consist primarily of investments in marketable debt securities available-for-sale, purchases of intangible assets, capitalization of patent and licensing costs and purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 increased by $189.5 million over the same period in 2023, which reflects proceeds received from our September 2024 financing, partially offset by the reduction in our liabilities under the Ultomiris and Monjuvi Royalty Sale Agreements.
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
At the time our Original Form 10-Q for the quarterly period ended September 30, 2024 was filed on November 6, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses relating to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement as part of our non-routine transactions and the design of controls related to the evaluation of certain tax legislation, which led to the restatement of our audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the three and nine months ended September 30, 2024. For additional information see the Explanatory Note in this Form 10-Q/A.
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
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Since the material weaknesses related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties as part of our non-routine transactions analysis and design of controls related to the evaluation of certain tax legislation were identified, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.
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
Changes in Internal Control
Other than the remediation actions described above there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 or September 30, 2024. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
As discussed further in the Explanatory Note to this Form 10-Q/A, on February 11, 2025, we concluded that certain periods of our historical financial statements should no longer be relied upon and should be restated to reflect the correct accounting for the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement and to account for additional tax liabilities. In addition, on February 7, 2025, RSM informed us that disclosure should be made or action should be taken to prevent future reliance on RSM’s audit report filed with the Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the SEC on February 29, 2024 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023 and September 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 and September 30, 2024, and our management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 and September 30, 2024 due to a material weakness (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis) related to the design and operating effectiveness of controls related to non-routine transactions and the evaluation of certain tax legislation.
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