Form 10-K
period 2024-12-31
Xencor Inc
filed 2025-02-27
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024 was $1,160,480,518.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 14, 2025 was 70,461,934.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

Xencor, Inc.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

Xencor, XmAb and Proteins by Design are registered trademarks of Xencor, Inc. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. You should not place undue reliance on these statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results. Such statements may include, but are not limited to, statements concerning the following:
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

Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. We use our protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. We advance these candidates into clinical-stage development, where we are conducting Phase 1 and Phase 2 studies for a broad portfolio of programs, to determine which programs we advance into later stages of development and potentially commercialization, which programs we partner to access complementary resources to optimize development, and which programs we discontinue.
Our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and control antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered XmAb Fc domains can be readily substituted for natural Fc domains.
We and our partners develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to potentially treating disease and clinical benefits over other treatment options. Applications of our protein engineering technologies include multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanism of anti-disease activity, or enhancement of antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures. Three marketed XmAb medicines have been developed with our protein engineering technologies.
Our protein engineering capabilities allow us to continually explore new functionality in the Fc region, which provides us with opportunities to:
•Engineer new drug candidates and advance them through clinical development;
•Create new technology platforms; and
•Provide collaboration and licensing opportunities with partners for application of our technologies, access to our technologies, access to our drug candidates, or combinations of each.
Our Strategy
Our goal is to become a leading biopharmaceutical company that develops and commercializes engineered biologic medicines to treat patients with severe and life-threatening diseases with unmet medical needs. Key elements of our strategy are to:
1.Advance the development of our XmAb antibody programs for oncology and autoimmune diseases. Our modular bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We and our partners are enrolling patients in multiple clinical studies to evaluate XmAb drug candidates.
2.Build and manage a pipeline of XmAb drug candidates. We advance multiple XmAb drug candidates into early stages of clinical development and evaluate data from studies in managing our pipeline of candidates. Based on the evaluation of emerging data and the competitive environment for such programs, we make additional investments in those candidates that demonstrate encouraging proof of concept, partner certain drug candidates to third-party biotechnology and pharmaceutical companies, and stop development of some candidates due to emerging data and resource allocation across our pipeline.
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
5.Continue to expand our patent portfolio protecting our Fc technologies and XmAb drug candidates. We seek to expand our intellectual property estate and protect our proprietary Fc technologies, our development programs, and XmAb drug candidates by filing and prosecuting patents in the United States (U.S.) and other countries. Where appropriate, we will seek expansion and extension of patents issued for our product candidates and for partnered product candidates that incorporate our Fc technologies.
XmAb Bispecific Fc Domain and Multi-Specific Antibody Formats
Our modular approach to protein engineering is a distinguishing feature of our Fc technologies. This inherent flexibility enables us to design multiple XmAb drug candidates with distinct and novel mechanisms-of-action and to seek out new applications of the XmAb Bispecific Fc Domain. Our business, research, and clinical efforts are to develop and advance our Fc technologies and our portfolio of XmAb drug candidates in oncology and autoimmune diseases.
CD3 candidates: CD3 T-cell engaging bispecific antibodies are designed to redirect T cells to target cells through the engagement of an antigen on target cells and CD3, an activating receptor on T cells.
We have significantly expanded the potential of our CD3 T-cell engagers with the multi-specific XmAb 2+1 bispecific antibody format, utilizing two identical antigen binding domains and one CD3 targeting domain. The affinities for antigen binding are engineered to enable selective engagement and killing of high antigen-expressing target cells over low antigen-expressing normal cells.
In preclinical cancer models, XmAb 2+1 bispecific antibodies bound preferentially to tumor cells compared to normal cells and effectively recruited T cells to kill tumor cells selectively. We believe that these properties will be particularly important when developing bispecific antibodies against many solid tumor targets, where standard monovalent targeting of tumor antigens could lead to poor tolerability because such targets are often expressed on a range of normal tissues, including critical organs. Our XmAb819 and XmAb541 CD3 candidates, which are being developed for patients with solid tumors, have been designed using our CD3 2+1 format.
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
TL1A x IL-23: We believe a drug candidate to potentially emerge from our TL1A x IL-23 program could address significant unmet medical needs for patients with inflammatory bowel diseases (IBD), such as Crohn’s disease and ulcerative colitis, the two most common forms of IBD. An engineered XmAb TL1A x IL-23p19 bispecific antibody could potentially provide dual targeting of important inflammatory pathways for autoimmune and inflammatory disease, while avoiding the complexities of dosing and formulary access for two separate TL1A and IL23 targeted drugs. We anticipate selecting a lead candidate in 2025 and initiating first-in-human studies during 2026.
CD28 candidates: T cells in the tumor microenvironment require both T-cell receptor (TCR) and co-stimulatory receptor engagement to achieve full activation. CD28 is a key immune co-stimulatory receptor on T cells; however, the ligands that activate T cells through CD28 are often not expressed on tumor cells. Targeted CD28 T-cell engaging bispecific antibodies may provide conditional co-stimulation of T cells, for example, to T cells recognizing neoantigens or in concert with CD3 T-cell engaging bispecific antibodies. Our XmAb808 CD28 candidate has been engineered to provide selective CD28 co-stimulation of T cells, activating them when bound to tumor cells.
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
Drug Candidates in Clinical Development

Wholly Owned	Developed by Partners	Marketed by Partners
Oncology pipeline:	Xaluritamig	Ultomiris*
XmAb819	Obexelimab	Monjuvi*
XmAb541	Teropavimab and zinlirvimab	Sotrovimab
XmAb808	Tobevibart
ASP2138
Autoimmune pipeline:	Novartis antibody
XmAb942	Xpro1595/INB03
Zaltenibart (OMS906)
JNJ-9401
JNJ-1493
* Alexion and Incyte are conducting additional Phase 3 studies in new indications.
We regularly evaluate our portfolio of candidates and make additional investments in candidates with promising early-stage clinical data, partner out other candidates, and stop development of candidates where early clinical data does not support further investment by us. During 2024:
•We reacquired exclusive worldwide rights to plamotamab and subsequently announced new Phase 1b/2a clinical development plans for plamotamab in rheumatoid arthritis (RA);
•We announced new XmAb drug candidates, XmAb942 and XmAb657, to be evaluated for the treatment of patients with autoimmune and inflammatory diseases;
•We initiated first-in-human studies for our XmAb541 and XmAb942 programs;
•We presented early data from the Phase 2 monotherapy study of vudalimab in patients with clinically defined high-risk metastatic castration-resistant prostate cancer (mCRPC); and
•We concluded the Phase 1 development programs evaluating our internally developed cytokine programs, XmAb564 and XmAb662, and paused further development.

Wholly Owned Clinical-Stage XmAb Drug Candidates
Our modular XmAb technologies and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We are currently enrolling Phase 1 studies for three wholly-owned candidates to treat patients with many different types of serious diseases: XmAb819, XmAb541 and XmAb942. Two additional drug candidates are planned to enter clinical development in 2025: plamotamab and XmAb657.
Oncology Programs
XmAb819 (ENPP3 x CD3): XmAb819 is a first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with clear cell renal cell carcinoma (ccRCC). XmAb819 engages the immune system and activates T cells for highly potent and targeted lysis of tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in renal cell carcinoma (RCC) and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format enables antibodies to bind more avidly and selectively kill tumor cells with higher antigen density, potentially sparing normal cells.
We are conducting a Phase 1 study to evaluate XmAb819 in patients with advanced ccRCC. In September 2024, we announced that initial evidence of anti-tumor activity had been observed in dose-escalation cohorts in the ongoing Phase 1 study, including RECIST responses, and the duration of treatment for several patients in earlier dose cohorts has extended beyond one year. Cytokine release syndrome remained manageable, and the tolerability profile from recent dose cohorts, including no maximum tolerated dose being reached, supported continued dose escalation toward target dose levels.
XmAb541 (CLDN6 x CD3): XmAb541 is a first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with Claudin-6 (CLDN6) expressing tumor types including ovarian cancer. XmAb541 targets CLDN6, a tumor-associated antigen in ovarian cancer and other solid tumors, and CD3. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are conducting a Phase 1 study to evaluate XmAb541 in patients with ovarian cancer and other CLDN6 expressing tumor types. The first patient was dosed in April 2024. The Phase 1 dose-escalation study is ongoing, with characterization of target dose levels anticipated to begin during 2025.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells when the antibodies are bound to tumor cells.
We are conducting a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors. In September 2024, we presented a clinical update on the ongoing Phase 1 study. The majority of patients enrolled into the study were men with mCRPC. In this group of patients, prostate specific antigen (PSA) declines were observed during the four-week monotherapy safety run-in period. In November 2024, we announced that within the range of expected active doses, two patients experienced dose-limiting toxicities as defined in the study protocol. The maximum tolerated dose was not defined per protocol. As the data were analyzed, back-fill enrollment proceeded in the next lower dose cohort, a dose within the range of target doses which was determined to be tolerable.
Dose escalation resumed late in the fourth quarter of 2024, and enrollment in the final dose-escalation cohort is complete. Data from the study are expected to inform future development decisions for the program. Potential combination with CD3 T-cell engaging bispecific antibodies is being evaluated.
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment. In the fourth quarter of 2024, we completed enrollment in two studies of vudalimab in patients with mCRPC and in Part 1 of a study in patients with locally advanced or metastatic non-small cell lung cancer. We have paused further development of vudalimab and have prioritized resources to advance other pipeline programs. Safety data from the three studies of vudalimab remain consistent with prior data disclosures.

Autoimmune Disease Programs
In September 2024, we announced new clinical development plans for plamotamab and announced new XmAb drug candidates to be evaluated for the treatment of patients with autoimmune and inflammatory diseases. We believe that plamotamab and XmAb657 could address significant unmet needs for patients with a wide-range of autoimmune diseases that could be responsive to targeted B-cell depletion, such as RA, multiple sclerosis, advanced systemic lupus erythematosus, anti-neutrophil cytoplasmic antibody (ANCA) associated vasculitis, idiopathic inflammatory myopathy, myasthenia gravis, neuromyelitis optica spectrum disorder, pemphigus vulgaris, Sjogren’s syndrome, and systemic sclerosis. We believe that XmAb942 could address significant unmet medical needs for patients with IBD, such as Crohn’s disease and ulcerative colitis, the two most common forms of IBD.
XmAb942 (Xtend TL1A): XmAb924 is a monospecific anti-TL1A antibody, utilizing Xencor’s Xtend Fc domain and proprietary Fc silencing technology, with potentially class-leading potency, and is under development for people with IBD. The two most common forms of IBD are Crohn’s disease and ulcerative colitis. In October 2024, preclinical data were presented during United European Gastroenterology (UEG) Week. Preclinical half-life was 23 days, potentially supporting an 8- to 12-week dosing regimen in humans. In the fourth quarter of 2024, we initiated dosing of healthy volunteers in the first-in-human study of XmAb942, and we expect initial single-ascending dose data from a Phase 1 study in healthy volunteers during the first half of 2025. We continue to expect data from the multiple-ascending dose portion of study and the initiation of a Phase 2 study in patients with ulcerative colitis in the second half of 2025.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells, and CD3. Results from the expansion portion of a Phase 1 study indicate that intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients with an advanced form of lymphoma at the recommended Phase 2 intravenous dose. In 2023, we completed patient enrollment in subcutaneous dose escalation cohorts of the Phase 1 study. We had been co-developing plamotamab with Johnson & Johnson (J&J), and in June 2024, we regained exclusive worldwide rights to develop and commercialize the candidate.
We plan to initiate a Phase 1b/2a proof-of-concept study for plamotamab in RA in the first half of 2025. The Phase 1b portion of the study will select a priming and step-up dose regimen based on the regimen established in oncology, and will assess the initial safety, efficacy, and biomarkers of plamotamab in patients with RA. The selected dose regimen will then be evaluated in the randomized Phase 2a portion, with efficacy determined at week 12. Results from the Phase 1 study in hematologic cancers showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Data demonstrating deep peripheral B-cell depletion observed in patients with lymphoma were presented at a medical meeting in December 2024. Based on these clinical outcomes, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T cell engagers for the treatment of patients with autoimmune diseases, we plan to evaluate plamotamab in RA, in which patients progressed through prior standard of care treatment.
Additional Clinical-Stage XmAb Drug Candidate
XmAb7195 (anti-IgE): XmAb7195 uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood levels of IgE, which mediates allergic responses and allergic disease. In February 2020, we licensed this drug candidate to Aimmune Therapeutics, Inc., now a wholly owned subsidiary of Nestlé S.A. We reacquired exclusive worldwide rights to XmAb7195 in 2024 and are evaluating development opportunities.
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
Types of Arrangements

Product licenses are arrangements in which we license to third parties partial or full rights to develop and commercialize our internally developed drug candidates. We seek partners that can provide infrastructure and resources to successfully develop our drug candidates, have a track record of successfully developing and commercializing medicines, or have a portfolio of development-stage candidates and commercialized medicines which could potentially be developed in rational combinations with our drug candidates. Examples include Genentech, Incyte Corporation, Zenas BioPharma, Inc., and INmune Bio, Inc.
Novel bispecific antibody collaborations are arrangements in which our partner seeks to create an XmAb bispecific antibody using one or more of our bispecific technologies. Our partners provide an antibody or an antigen against tumors, and we conduct limited research and development activities to create potential bispecific antibody candidates for further development and commercialization by our partners. Examples include J&J, Astellas Pharma Inc. (Astellas), and Amgen Inc. (Amgen).
Technology licensing agreements are arrangements in which we license access to one or more of our XmAb Fc technologies on a restricted basis, typically to our XmAb Cytotoxic Fc Domain and/or our Xtend Fc Domain. Our partners are responsible for all research, development and commercialization activities of the drug candidates. The plug-and-play nature of XmAb Fc domains allows us to license access to our platforms with no internal research and development activities required of us. Examples include Alexion Pharmaceuticals, Inc., Vir Biotechnology, Inc. (Vir), Gilead Sciences, Inc., Omeros Corporation, and Novartis Institutes for BioMedical Research, Inc.
Strategic collaborations are arrangements where we believe we can create synergies between our partners’ capabilities and assets and our own protein engineering capabilities, Fc technologies and XmAb drug candidates. Through these arrangements we seek to create new drug candidates, investigate novel combination therapies and potentially identify additional indications for our portfolio of XmAb drug candidates. An example is Caris Life Sciences.
Clinical-Stage Drug Candidates Advanced by Partners
Xaluritamig is a STEAP1 x CD3 2+1 bispecific T-cell engager that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Results from a Phase 1 study evaluating xaluritamig in patients with mCRPC were presented at the European Society for Medical Oncology (ESMO) Congress in September 2024. With a median follow-up time of 27.9 months, the median overall survival (OS) was 17.7 months across all cohorts. A PSA90 rate of 45.1% was also observed in high-dose cohorts, and PSA90 response was associated with survival (p = 0.0044), which Amgen believes could potentially serve as an early indicator for benefit in these patients. Amgen initiated a Phase 3 study of xaluritamig in patients with mCRPC who have previously been treated with taxane-based chemotherapy. Multiple Phase 1 or Phase 1b studies evaluating xaluritamig as a monotherapy or in combination are enrolling patients with earlier prostate cancer.
Obexelimab targets CD19 with its variable domain and uses our XmAb Immune Inhibitor Fc Domain, which is designed to inhibit the function of B cells, an important component of the immune system. In November 2021, we licensed this drug candidate to Zenas BioPharma, Inc., which is conducting a Phase 3 study in patients with immunoglobulin G4-related disease (IgG4-RD), a Phase 2 study in patients with relapsing multiple sclerosis and a Phase 2 study in patients with systemic lupus erythematosus.
Teropavimab and zinlirvimab are broadly neutralizing antibodies that incorporate our XmAb Fc technologies. Gilead Sciences, Inc. is advancing teropavimab and zinlirvimab in combination with lenacapavir as a long-acting treatment for virologically suppressed people living with human immunodeficiency virus (HIV) in a Phase 2 study.
Tobevibart is a neutralizing antibody that uses our XmAb Xtend Fc Domain and our XmAb Cytotoxic Fc Domain. Vir is advancing tobevibart as a potential treatment for patients with hepatitis Delta virus infection. Vir is conducting a Phase 2 combination study and is advancing the combination into a Phase 3 registrational clinical program.
Novartis is conducting a Phase 2 study evaluating an undisclosed antibody drug candidate that uses one of our XmAb Fc technologies.
Xpro1595 is a proprietary tumor necrosis factor (TNF) inhibitor candidate which we licensed to INmune Bio, Inc., in October 2017. INmune is currently advancing Xpro1595 through clinical development for patients with Alzheimer’s disease and treatment-resistant depression.

Zaltenibart (OMS906) is an antibody targeting mannan-binding lectin-associated serine protease-3 (MASP-3) that uses our XmAb Xtend Fc Domain. Omeros Corporation is conducting multiple Phase 2 studies evaluating zaltenibart for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and other alternative pathway disorders.
ASP2138 is a Claudin-18.2 x CD3 2+1 bispecific antibody that our partner Astellas is advancing for the treatment of patients with gastric, gastroesophageal junction and pancreatic cancers. The XmAb 2+1 multivalent format enables higher binding capability for Claudin-18.2 expressing cells. Astellas is conducting a Phase 1 study evaluating ASP2138.
JNJ-9401 is a PSMA x CD28 bispecific antibody that J&J is advancing for the treatment of patients with prostate cancer. J&J is conducting a Phase 1 study of JNJ-9401, which was developed with J&J under our 2020 collaboration.
JNJ-1493 is a CD20 x CD28 bispecific antibody that J&J is advancing for the treatment of patients with B-cell malignancies. J&J is conducting a Phase 1 study of JNJ-1493, which was developed with J&J under our 2021 collaboration.
Efbalropendekin alfa (XmAb306/RG6323) is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we previously co-developed this program in collaboration with Genentech, a member of the Roche Group. In the fourth quarter of 2023, we agreed with Genentech to convert our development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. Genentech is not currently enrolling new patients into clinical studies to evaluate efbalropendekin alfa.
Our partners are conducting preclinical studies of additional drug candidates engineered with our XmAb Fc Domains.
Approved or Authorized Medicines Engineered with XmAb Fc Domains
Currently three medicines that have been developed with our XmAb Fc domains are now marketed or made available by our partners.
•Ultomiris® (ravulizumab-cwvz): Alexion’s Ultomiris is approved in the U.S., Europe, and Japan for the treatment of certain patients with PNH, certain patients with atypical hemolytic uremic syndrome (aHUS), certain patients with generalized myasthenia gravis (gMG) and certain patients with neuromyelitis optica spectrum disorder (NMOSD). Alexion is also evaluating Ultomiris in a broad late-stage development program across additional hematology, nephrology and neurology indications. Alexion used our Xtend™ Fc Domain to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®. Ultomiris and Soliris are registered trademarks of Alexion Pharmaceuticals, Inc.
•Monjuvi® (tafasitamab-cxix): In 2020, the United States Food and Drug Administration (FDA) approved Monjuvi under accelerated approval. Monjuvi is a humanized Fc-modified CD19 targeting immunotherapy indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory DLBCL who are not eligible for ASCT. In addition to its approved indication, tafasitamab is being evaluated as a therapeutic option in an ongoing Phase 3 pivotal trial for first-line DLBCL. In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma and submitted a supplemental Biologics License Application. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Monjuvi® and Minjuvi® are registered trademarks of Incyte.
•Sotrovimab: Vir and its partner GSK plc have made available sotrovimab, an antibody that targets the SARS-CoV-2 virus, which in May 2021 received an emergency use authorization (EUA) from the FDA for the early treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. In March 2022, the FDA deauthorized sotrovimab’s use in all U.S. regions due to increases in the proportion of COVID-19 cases caused by the Omicron BA.2 subvariant. Sotrovimab has obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19 in more than 30 countries. Sotrovimab incorporates our Xtend Fc domain for longer duration of action. Xevudy is a registered trademark of GSK.
Our Research and Development Pipeline
We have used our XmAb Fc platforms and protein engineering capabilities to produce a growing pipeline of drug candidates in clinical and preclinical development. These include multiple drug candidates using our bispecific Fc domain. We continue to advance these candidates as additional options for clinical development by us or as out-licensing opportunities. We also from time to time in-license antibody technologies and compounds from other companies which we believe may allow us to create potential product candidates by incorporating our own proprietary technologies. These licenses may require us to pay upfront fees, development, and commercial milestone payments, and if commercial products are approved, royalties on net sales.
Human Capital Management
Our Employees and Commitment to Diversity, Equity, and Inclusion
Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting, retaining, and developing our employees. We seek and support a diverse population of employees without regard to race, gender or sexual orientation. As of December 31, 2024, we had 250 full-time employees, of which 203 were engaged in research and development activities, and 47 were engaged in business development, information systems, facilities, human resources, or administrative support. Of these employees, 62 hold Ph.D. degrees, and 7 hold M.D. degrees. None of our employees are represented by any collective bargaining unit. We believe we maintain good relations with our employees.
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2024, was 58% non-white and 59% women. In addition, as of December 31, 2024, women made up 30% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves.
In January 2024, in connection with re-prioritization of our development programs, we completed a reduction in force (RIF) affecting approximately 10% of the total employee headcount. The RIF was applied across all functional areas.
Compensation, Benefits, and Development
We provide compensation packages designed to attract, retain, and motivate high-quality employees. All of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent and that they are fair and equitable across our workforce with respect to gender, race, and other personal characteristics. All employees are eligible to participate in our Employee Stock Purchase Plan through which they can purchase shares of our common stock at a discounted price. This plan and our other equity compensation plans assist us in building long-term relationships with our employees and aligns the interests of employees with stockholders. We also provide retirement benefits along with a health and well-being program that is designed to keep our employees and their families healthy and includes paid time off and medical, dental and vision benefits, along with dependent care, mental health, and other wellness benefits.
We value career development for all employees, and offer tuition reimbursement as well as provide opportunities for employees to attend professional development courses ranging from technical training, competency-based workshops, and leadership development programs. Direct managers also take an active role in supporting their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce. We regularly conduct employee surveys to assess employee engagement and identify areas for focus.

Market Opportunity
Our wholly owned drug candidates that we are actively advancing in clinical development in oncology indications, including XmAb819, XmAb541 and XmAb808: We are developing these T-cell engaging bispecific antibody drug candidates to treat cancer. Cancer is a broad group of diseases in which cells divide and grow in an uncontrolled fashion, forming malignancies that can invade other parts of the body, and it is the second leading cause of death in the U.S. The American Cancer Society estimates that in 2025 there will be approximately 2.0 million new cases of cancer and approximately 618,120 deaths from cancer. The National Institutes of Health (NIH) has estimated that based on growth and aging of the U.S. population, medical expenditures for cancer in the year 2030 are projected to reach at least $245.6 billion.
XmAb942, our wholly owned anti-TL1A antibody drug candidate that we are actively advancing in clinical development to treat IBD: IBD is a chronic condition affecting an estimated 2.4 to 3.1 million adults in the United States, according to the U.S. Centers for Disease Control and Prevention, with increasing prevalence. The Crohn's and Colitis Foundation estimates that 70,000 new cases are diagnosed annually. IBD includes ulcerative colitis, which inflames the colon’s lining, and Crohn’s disease, which can affect any part of the gastrointestinal tract. Symptoms include abdominal pain, diarrhea, bloody stool, weight loss, bowel urgency, bloating, nausea, joint pain, fatigue, fever, reduced appetite and mental health impact. Both conditions significantly impact patients’ quality of life, with lower life expectancy, surgeries and hospitalizations, and increased risk for both intestinal resection and colorectal cancer.
Despite available therapies, only 10% to 20% of patients achieve durable remission, highlighting a major unmet need. Many experience inadequate response, loss of efficacy, or side effects. Treatment adherence is also challenging due to frequent dosing and administration burdens. GlobalData has estimated that the market size for the treatment of Crohn's disease and ulcerative colitis, the two most common forms of IBD, will reach $40 billion worldwide by the year 2032.
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
As a pioneer in Fc domain engineering, we systematically scanned the structure of the Fc domain to discover Fc variants. We have filed patent applications relating to thousands of specific Fc domain variants with experimental data on specific improvements of immune function, pharmacokinetics, structural stability, and novel structural constructs. We have filed additional patent applications derived from these applications as we discover new properties of the Fc variants and as new business opportunities arise. We continually seek to expand the intellectual property coverage of our technology and candidates and invest in discovering new Fc domain technologies and antibody product candidates.
Our patent estate, on a worldwide basis, includes issued patents and pending patent applications, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage product candidates and our computational protein design methods and platforms.
The patent expiration in the U.S. and major foreign countries (ex-U.S.) for our key technologies and drug candidates is set forth below. We have pending applications filed that may extend the exclusivity of some of our technology and products:

Technology	Patent Expiry
Cytotoxic	2025 U.S.
Immune Inhibitor	2028 U.S.; 2025 Ex-U.S.
Xtend	2025 U.S.; 2028 Ex-U.S.
Bispecific	2034 U.S. and Ex-U.S.
CD3 T-Cell Engagers	2035 U.S. and Ex-U.S.
CD28 T-Cell Engagers	2041 U.S. and Ex-U.S.

Company Products	Patent Expiry
XmAb808	2041 U.S, and Ex-U.S.
Vudalimab	2037 U.S. and Ex-U.S.
Plamotamab	2035 U.S. and Ex-U.S.
XmAb819	2040 U.S. and Ex-U.S.
XmAb541	2042 U.S. and Ex-U.S.
XmAb942	2045 U.S. and Ex-U.S.
XmAb7195	2029 U.S. and Ex-U.S.

Partnered Products	Patent Expiry
Monjuvi	2033 U.S.; 2027 Ex-U.S.
Ultomiris	2025 U.S.; 2028 Ex-U.S.
Sotrovimab	2025 U.S.; 2028 Ex-U.S.
Obexelimab	2029 U.S.; 2028 Ex-U.S.
Xaluritamig	2039 U.S. and Ex-U.S.
The Hatch-Waxman Act permits a patent term extension for FDA-approved drugs, including biological products, of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
Third-Party Vendors and Suppliers
Our internal research activities are focused on early research stage and preclinical activities and studies. We rely on third-party vendors, suppliers and contractors for all other research, development and clinical activities. We are able to internally manufacture the quantities of our product candidates required for relatively short preclinical animal studies. We believe that this allows us to accelerate the drug development process by not relying on third parties for all of our manufacturing needs. We have adopted a manufacturing strategy of contracting with third parties in accordance with current good manufacturing practices (cGMPs) for the manufacture of drug substance and product, including our pipeline of antibody development candidates. We have used third-party manufacturers for all our antibody candidates which include XmAb819, XmAb541, XmAb808, plamotamab, XmAb942 and XmAb657. Additional contract manufacturers are used to fill, label, package and distribute investigational drug products. This allows us to maintain a more flexible infrastructure while focusing our expertise on developing our products. We do not have any long-term manufacturing agreements in place and will ultimately depend on contract manufacturers for the manufacture of our products for commercial sale, as well as for process development.
KBI Biopharma, Inc.
In July 2014, we entered into a master services agreement (KBI Agreement) with KBI Biopharma, Inc. (KBI). We have engaged KBI under the KBI Agreement for process development, clinical scale-up, analytical method development, formulation development, and other services related to drug substance and drug product for our antibody development candidates, XmAb541 and plamotamab, in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The KBI Agreement is for a three-year term but is automatically extended on an annual basis until the services are completed. The KBI Agreement may be terminated by either party for a breach that is not remedied within 30 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders KBI unable to render services under the KBI Agreement, by after 60-day notice, or in the event of a bankruptcy of a party. For termination other than a material breach by KBI, we must pay for all services conducted prior to the termination and to wind down the activities.
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
Selexis has manufactured cell lines for certain of our bispecific antibody drug candidates, and we currently have rights to obtain commercial licenses to the Selexis cell line for antibody candidates including XmAb819 and plamotamab.
License Agreement with BIO-TECHNE
In April 2021, we entered into an agreement with BIO-TECHNE for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human CLDN6. We are using this protein in our XmAb541 drug candidate. Under the terms of this agreement, we made an upfront payment and are obligated to make payments upon the achievement of certain development, regulatory and sales milestones, and royalties based on a percentage of net sales from products that are derived from the CLDN6 antibody. The royalty is less than 1%.
Umbrella Development Services Agreement with Patheon Biologics LLC
In September 2018, we entered into an Umbrella Development Services Agreement (Patheon Agreement) with Patheon Biologics LLC (Patheon). Under the terms of the Patheon Agreement, any of the affiliates within the global network of service sites in Thermo Fisher Scientific Inc.’s Pharma Services Group may perform clinical manufacturing and development services for us in accordance with cGMP regulations. The Patheon Agreement may be terminated by either party for a breach or default that is not remedied within 30 days, or such other time period as may be reasonably necessary to remedy such breach after receiving notice of the breach from the non-breaching party or if the other party is subject to an insolvency event. We have the unilateral right to terminate the Patheon Agreement upon 30 days written notice to Patheon for any business reason, subject to cancellation fees. Patheon has the unilateral right to terminate the Patheon Agreement if we request to reschedule work beyond 120 days, if project work is not progressing according to our expectations and we cannot agree on appropriate changes, if after six months of inactivity on a project at our request or if Patheon determines it is unable to perform its obligations in a safe and effective way in compliance with applicable regulatory requirements.
Patheon manufactures drug substance material for our XmAb819 program and drug product for our plamotamab program.
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
WuXi manufactures drug substance and drug product for our XmAb808, XmAb657 and XmAb942 programs.
Master Clinical Services Agreement with ICON Clinical Research Limited
In April 2016, we entered into a Master Clinical Services Agreement (ICON Agreement) with ICON Clinical Research Limited (ICON) which was amended in April 2021. Under the terms of the ICON Agreement, ICON and its affiliates will perform clinical trial services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The ICON Agreement may be terminated by either party for a breach by the other party that is not remedied within 30 days, or if the other party is subject to an insolvency event. Each party may terminate the ICON Agreement upon 30 days’ prior written notice to the other party for any reason; however, such termination would not affect any ongoing project under the ICON Agreement. We may unilaterally terminate any project under the ICON Agreement upon 30 days’ prior written notice to ICON for any reason, subject to applicable close-out costs.
ICON provides services to us in connection with ongoing Xencor-sponsored clinical trials in oncology indications.
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
PPD conducts clinical studies for our vudalimab program.
Master Services Agreement with Vetter Pharma International GmbH
In October 2020, we entered into a master services agreement (Vetter Agreement) with Vetter Pharma International GmbH (Vetter). We have engaged Vetter under the Vetter Agreement for clinical scale-up, analytical method development, formulation development, and other services related to manufacturing drug product for our bispecific antibody candidates, vudalimab and XmAb541, in accordance with cGMP regulations. For each bispecific program, we have entered into a separate agreement with the terms and conditions of services and payment. The Vetter Agreement is for an eight-year term but is automatically extended on an annual basis until the services are completed. The Vetter Agreement may be terminated by either party for a breach that is not remedied within 60 days after notice or 60 days after notice of the existence of an incurable scientific or technical issue that renders Vetter unable to render services under the Vetter Agreement. For termination other than a material breach by Vetter, we must pay for all services conducted prior to the termination and to wind down the activities.
Vetter manufactures drug product for our XmAb541 program.
Master Services Agreement with Kapadi (formerly OncoBay Clinical, Inc.)
In August 2023, we entered into a Master Services Agreement (Kapadi Agreement) with OncoBay Clinical, Inc., now Kapadi. Under the terms of the Kapadi Agreement, Kapadi will perform Contract Research Organization (CRO) services including clinical trial management and clinical development services (including site selection, study design, site monitoring, management and training, and patient selection) for Xencor in accordance with applicable regulations. The Kapadi Agreement may be terminated by either party for a breach upon 30 days' written notice, if such breach is not cured within thirty (30) days. We may terminate the Kapadi Agreement upon 60 days' written notice to Kapadi for any reason; however, we will be obligated for any costs incurred through the cancellation date and any non-refundable and non-cancellable commitments incurred by Kapadi.
Kapadi conducts clinical studies for our XmAb541 program.
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
Competition in the field of cancer and autoimmune drug development is intense, with hundreds of compounds in clinical trials. Many large pharmaceutical companies and other smaller biotechnology companies are developing competing bispecific antibody platforms, and many of these companies have advanced multiple drug candidates into clinical development, including Amgen; Genmab A/S; Macrogenics, Inc.; Merus N.V.; Regeneron Pharmaceuticals, Inc.; and Roche Holding AG.
We are developing bispecific antibody drug candidates engineered to direct cytotoxic T-cell killing of solid tumor cells, by engaging the CD3 or CD28 receptor on T cells and an antigen on tumor cells. Other companies conducting clinical trials to evaluate CD3 or CD28 bispecific antibodies directed to antigens expressed on solid tumors include Amgen; Astellas; BioAtla, Inc.; Context Therapeutics Inc.; CytomX Therapeutics, Inc.; Genmab A/S; Immunocore Holdings plc; Janux Therapeutics, Inc.; Johnson & Johnson; Regeneron Pharmaceuticals, Inc.; Roche Holding AG; Takeda Pharmaceutical Co. Ltd.; and Vir. Other antibodies, antibody drug conjugates and cell therapies are in development or approved to treat patients with cancer.
We are also developing bispecific antibody drug candidates engineered to direct cytotoxic T-cell killing of B cells, by engaging the CD3 receptor on T cells and either the CD20 or CD19 receptor on B cells. Other companies currently conducting clinical trials to evaluate CD3 bispecific antibodies directed to CD20 or CD19 for the treatment of autoimmune disease include Amgen; Cullinan Therapeutics, Inc.; and Roche Holding AG. Other antibodies and cell therapies are in development or approved to treat patients with autoimmune diseases.

We are developing antibody drug candidates that target the cytokine TL1A for the potential treatment of IBD. Other companies currently conducting clinical trials to evaluate anti-TL1A antibodies include: Merck & Co., Inc; Roche Holding AG; Spyre Therapeutics, Inc.; and Teva Pharmaceutical Industries Limited.
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
U.S. Government Regulation
We are subject to extensive regulation by the U.S. and other countries. Regulation by government authorities is a significant factor in development, manufacture, distribution and ongoing research activities. All our products in development will require regulatory approval by government agencies prior to commercialization. In particular, drugs and biologic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. We, along with our contract manufacturers (CMOs), contract research organizations (CROs), and third-party vendors, will be required to satisfy these requirements in each of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, tracking, tracing and record-keeping of drugs and biologic products and their marketing.
U.S. Drug Development Process
In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations, and other laws including, in the case of biologics, the Public Health Service Act. These products are also subject to other federal, state and local statutes and regulations. Our product candidates are subject to regulation by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative, judicial, civil or criminal sanctions. These sanctions could include the FDA’s refusal to allow us to proceed with clinical testing, approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production, or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties or prosecution. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
1.completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with applicable regulations, including the FDA’s current Good Laboratory Practices (GLP) regulations;
2.submission to and acceptance by the FDA of an IND which must become effective before human clinical trials in the United States may begin and must be updated annually;
3.approval by an independent institutional review board (IRB) or ethics committee representing each clinical site before each clinical trial may be initiated;

4.performance of adequate and well-controlled human clinical trials in accordance with the FDA’s current Good Clinical Practices (GCP) regulations to establish the safety and efficacy of the product candidate for its proposed indication;
5.submission to and acceptance by the FDA of a BLA;
6.manufacture of the drug substance and drug product in accordance with the FDA’s current Good Manufacturing Practice (cGMP) requirements, along with required analytical and stability testing;
7.preparation of and submission to the FDA of a BLA requesting marketing approval for one or more proposed indications, that includes sufficient evidence to establish the safety, purity, and potency of the proposed biologic product for its intended indication, including from results of nonclinical testing and clinical trials and detailed information on the chemistry, manufacturing and quality controls for the product candidate and proposed labeling;
8.a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
9.satisfactory completion of one or more pre-approval or pre-license inspections by FDA (if the FDA deems it as a requirement) of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s cGMP regulations to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;
10.potential audits by the FDA of the nonclinical and clinical trial sites that generated the data in support of the BLA to assure compliance with GLPs and GCPs, as applicable, and the integrity of the data in support of the BLA;
11.potential review of the BLA by an external Advisory Committee to the FDA, whose recommendations are not binding on the FDA;
12.payment of user fees under the Prescription Drug User Fee Act (PDUFA), unless exempted;
13.FDA review and approval of the BLA prior to any commercial marketing or sale; and
14.compliance with any post-approval requirements, including risk evaluation and mitigation strategies (REMS) and post-approval studies required by the FDA.
Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability, and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational biological product to humans in clinical trials in the U.S. The central focus of an IND submission is on the general investigational plan, the protocol(s) for human trials and the safety of trial participants. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on clinical hold, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.
At any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, the FDA may impose a partial or complete clinical hold. Clinical holds may be imposed by the FDA when there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing and controls or where there is non-compliance with regulatory requirements. A clinical hold would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. A separate submission to an existing IND must also be made for each successive clinical trial to be conducted, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.
Clinical trials involve the administration of the product candidate to human patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety and effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND before a trial commences. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (IRB), before the trials may be initiated and the IRB must monitor the trial until completed. The IRB is charged with protecting the welfare and rights of trial participants and will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects and the possible liability of the institution. The FDA or responsible IRB may place a trial on hold at any time related to perceived risks to patient safety. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data and safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives or competitive climate.
A sponsor may choose, but is not required, to conduct a foreign clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study is conducted in accordance with GCP, including review and approval by an independent ethics committee (IEC) and informed consent from subjects. The GCP requirements are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. FDA must also be able to validate the data from the study through an on-site inspection if necessary.
There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries, including on clinicaltrials.gov. A sponsor of an investigational biological product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational biological product. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational biological product or, as applicable, 15 days after the biological product receives a designation as a breakthrough therapy or fast track product.
Clinical trials are generally conducted in sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap:
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
2.Phase 2. The product candidate is evaluated in a limited, disease-affected patient population (but larger than in Phase 1) to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to assess dosage tolerance, optimal dosage, and dosing schedule.
3.Phase 3. Clinical trials are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. Phase 3 clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. Frequently, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of a BLA.

4.Post Approval. Clinical trials or other post-approval commitments may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as a condition of approval. Such post-approval trials are sometimes referred to as Phase 4 clinical trials. In the case of drugs approved under Accelerated

Approval, post-approval trials are intended to confirm clinical benefit seen with a surrogate endpoint using a long-term clinical outcome endpoint. Failure to exhibit due diligence with regard to conducting such Phase 4 clinical trials could result in withdrawal of approval for products or other consequences.
Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA; written IND safety reports must be submitted to the FDA and the investigators for Serious and Unexpected Suspected Adverse Reactions, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Processes
The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests, proposed labeling, and other relevant information are submitted to the FDA in the form of a BLA requesting approval to market the product for one or more specified indications. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational product to the satisfaction of the FDA. Under federal law, the submission of most BLAs is subject to an application user fee, and the sponsor of an approved BLA is also subject to an annual program fee for each approved biological product on the market. Applications for orphan drug products are exempted from the BLA application fee and may be exempted from program fees, unless the application includes an indication for other than a rare disease or condition. The standard time for the FDA to accept a BLA submission is two months. The FDA may request additional information rather than accept an application for filing.
If the FDA determines that the BLA is substantially complete, it will accept the BLA for review.
Once accepted, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and it may inspect the manufacturing facilities to assure cGMP compliance and one or more clinical sites used during the clinical trials to assure GCP compliance. Material changes in manufacturing equipment, location, or process post-approval, may result in additional regulatory review and approval. The standard FDA review process is 10 months once a BLA is accepted for review, but it can take longer. During the review process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA conducts its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an BLA by the FDA is extensive and time-consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.
The FDA is required to refer an application for a novel biological product to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
The FDA will issue a Complete Response Letter (CRL) describing deficiencies in the BLA and recommend actions if the agency decides not to approve the BLA. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL describes all deficiencies in the BLA identified by the FDA. The applicant will have to address all of the deficiencies which could take substantial time and resources to address, including development of additional clinical data or an additional Phase 3 clinical trial(s), or other requirements related to nonclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval and issue a denial. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or engage in a dispute resolution proceeding or request a hearing. Even if additional data and information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.
If the product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages, or the indications for use may otherwise be limited and may require that certain contraindications, warnings, or precautions be included in the product labeling, which could restrict the commercial value of the product. In addition, the FDA may require development of adequate controls and specifications, or a commitment or requirement to conduct post marketing studies to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use (ETASU), such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or based on the results of post-market studies or surveillance programs. Additionally, post-approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval. Such post-approval requirements can be costly and time-consuming and can affect the potential market and profitability of the product.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Additionally, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity.
The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with this position, holding that orphan-drug exclusivity blocked the FDA’s approval of the same drug for all uses or indications within the same orphan-designated disease. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that the FDA intends to continue to apply its longstanding interpretation of the regulations to all matters outside of the scope of the Catalyst order and will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of orphan drug exclusivity.
Expedited Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. New biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request that the FDA designate the biologic as a fast track product at any time during the clinical development of the product. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any marketing application for a biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An application for a biological product will receive priority review designation if it is for a biological product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Fast track designation, breakthrough therapy designation, and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Accelerated Approval
Product candidates studied for their safety and effectiveness in treating serious conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a biologic or indication approved under accelerated approval if, for example, the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the FDA, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to FDA for review during the pre-approval period. After 120 days following marketing approval, unless otherwise informed by the FDA, advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
Post-Approval Requirements
Any biologic products for which we or our collaborators receive FDA approvals are subject comprehensive and to continuing regulation by the FDA, including, among other things, cGMP compliance for product manufacture, record-keeping requirements, periodic reporting, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, tracking and tracing requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses. After approval, most changes to the approved product, such as adding new dosage forms, indications or other labeling claims, are subject to prior FDA review and approval.
Biological product manufacturers are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections for compliance with cGMPs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. Manufacturers and manufacturers’ facilities are also required to comply with applicable product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. Manufacturers are also subject to record requests from the FDA that demonstrate cGMP compliance through data and other information. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
Until we establish our own cGMP manufacturing facility, we expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, or distribution, or may require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. FDA has authority to require post-market studies, in certain circumstances, on reduced effectiveness of a biological product and FDA may require labeling changes related to new reduced effectiveness information.
Failure to comply with FDA requirements can subject a manufacturer to possible legal or regulatory action, such as product recalls, untitled or warning letters, restrictions on the marketing or manufacturing of the product, issuance of safety alerts/ Dear Healthcare Provider letters / press releases / or other communications containing warnings or other safety information about the product, suspension of manufacturing, imposition of clinical holds on ongoing clinical trials, refusal of FDA to approve pending BLAs or supplements to approved BLAs, product seizure or detention, refusal to permit import or export of product, injunctive action, mandated corrective advertising or communications with healthcare professionals, fines, possible civil or criminal penalties, consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts, or other negative consequences, including adverse publicity. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
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
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage and establish adequate reimbursement levels for such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any drug product candidate that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the drug product candidate, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover any product candidates we develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
The containment of healthcare costs also has become a priority of federal and state governments, and the prices of pharmaceuticals have been a focus in this effort. The U.S. government and state legislatures have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the MMA) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive regulatory approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain through non-government payors. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-government payors.
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
Anti-Kickback, False Claims, and Other Healthcare Laws and Compliance Requirements
In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (CMS), other divisions of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, the Federal Trade Commission, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Environmental Protection Agency, the Occupational Safety and Health Administration, state Attorneys General, and other state and local government agencies.
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, as well as patients and other third parties, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physicians' sunshine (e.g., transparency), price reporting, consumer protection, and patient data privacy, data breach notification and security laws and regulations.
For example, the federal Anti-Kickback Statute makes it illegal for any person, including a biopharmaceutical company, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to ten years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. While this Statute has a number of exceptions and regulatory safe harbors that safeguard certain common, industry practices from prosecution, these exceptions and safe harbors are narrowly defined, and parties must satisfy all elements of an available exception or safe harbor to avoid scrutiny. Further, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation.
Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws, the evolving guidance in the form of regulations or court decisions and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices or our future relationships with medical professionals might be challenged under federal and state anti-kickback laws.
Additionally, the federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, biopharmaceutical companies can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information or promoting a product off-label. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties effective as of January 15, 2025 of between $14,308 and $28,619 for each separate false claim (each of which is subject to adjustment for inflation) and the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes, such as the federal Anti-Kickback Statute described above. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act. The federal government has and continues to use the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies in connection with the potential or actual false claims resulting from promotion of products for unapproved uses or other sales and marketing practices. The government has obtained multi-billion dollar settlements under the False Claims Act and individual criminal convictions under applicable criminal statutes. We expect that the government will continue to devote substantial resources to investigating potential or actual violations of the False Claims Act.
The federal physician Payments Sunshine Act (generally referred to as the Open Payments™ Program) is a provision under the Patient Protection and Affordable Care Act (ACA). The Open Payments Program imposes reporting requirements on covered entities (e.g., drug manufacturers) for payments made or transfers of value provided by them to certain healthcare organizations (e.g., teaching hospitals) and physicians, which is broadly defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain non-physician practitioners (e.g., physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives). Covered entities are also required to report ownership and investment interests held by physicians and their immediate family members (as it relates to the Covered entities). This information is then analyzed and made public, available via searchable databases. Failure to submit required information may result in significant civil monetary penalties for any payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Similarly, certain states also mandate the tracking and reporting of gifts, compensation and other remuneration to physicians. Some of these states also require the implementation of commercial compliance programs and impose restrictions on drug manufacturer marketing practices.
The federal criminal statute on false statements makes it a crime to knowingly and willfully (in connection with the delivery of or payment for health care benefits, items, or services): (i) falsify, conceal, or cover up any material fact, (ii) make any materially false, fictitious, or fraudulent statements or representations, or (iii) make or use any materially false writing or document while knowing such writings or documents contain materially false, fictitious, or fraudulent statements.
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, also imposes requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by Health and Human Services may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
The failure to comply with these laws and regulatory requirements subjects companies to possible legal or regulatory action. As discussed above, depending on the circumstances, failure to meet applicable laws and regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a company to enter into supply contracts, including government contracts.
Europe / Rest of World Government Regulation
In addition to regulations in the United States, we, and our collaborators, will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales, marketing and distribution of our products, similar or more stringent than the U.S. laws.
Whether or not we, or our collaborators, obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we and our collaborators may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and laws and regulations governing the privacy and security of health information, such as the European Union’s General Data Protection Regulation, the United Kingdom's General Data Protection Regulation, the European Health Data Space Regulation.
If we, or our collaborators, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Corporate Information
We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 465 North Halstead Street, Suite 200, Pasadena, CA, 91107, and our telephone number is (626) 305-5900. Our website address is www.xencor.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Section 13(a) and 15(d) of the Exchange Act are available free of charge on the Investor Relations portion of our website at www.xencor.com as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
2.Risks related to our financial position, capital requirements and ownership of our common stock. These risks include:
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
•We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 and 2024. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Therefore, positive interim results in any ongoing clinical trial may not be predictive of such results in the completed study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim or topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock. See the description of risks under the heading “Risks Related to Our Financial Position, Capital Requirements and Ownership of Our Common Stock” for more disclosure related to the risk of volatility in our stock price.
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
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
Our business is susceptible to general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn, including a recession or depression resulting from the political disruption, could result in a variety of risks to our business, including weakened demand for our current or future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential drugs, if approved. Russia’s invasion of Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and affect the stability of the Middle East region. Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, including as a result of economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
Our operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by a wildfire and earthquake or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our current operations are predominantly located in California. Any unplanned event, such as a flood, wildfire, explosion, earthquake, extreme weather condition, epidemic or pandemic, power outage, telecommunications failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Any similar impacts of natural or man-made disasters on our third-party CMOs and CROs, could cause delays in our clinical trials and may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If a natural disaster, power outage or other event occurred that prevented us from using our clinical sites, impacted clinical supply or the conduct of our clinical trials, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we and our CMOs and CROs have in place may prove inadequate in the event of a serious disaster or similar event. In the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance we currently carry will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our CMOs or CROs, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our development programs may be harmed. Any business interruption could adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Financial Position, Capital Requirements and Ownership of Our Common Stock
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2024, we incurred a net loss of $232.6 million and as of

December 31, 2024, we had an accumulated deficit of $704.0 million. We expect to incur additional net losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition, and results of operations.
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
As of December 31, 2024, we had $706.7 million in cash, cash equivalents, and marketable debt securities. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific antibody drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive, and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.
Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestones and royalty payments will be sufficient to fund our operations into 2028. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of our current product candidates or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations; even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
Prior to our initial public offering (IPO), there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $58.345. From January 2, 2024 to December 31, 2024, the trading price of our common stock ranged from a low of $15.31 to a high of $27.24. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
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
Based on information available to us as of December 31, 2024 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 56.8% of our voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests.
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
Pursuant to our 2023 Equity Incentive Plan (2023 Plan), subject to the Board of Directors approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of December 31, 2024, we had options to purchase 12,370,081 shares outstanding under our equity compensation plans. In addition, we are also authorized to grant equity awards, including stock options, to our employees, directors, and consultants, covering up to 18,367,000 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans.
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
On February 27, 2023, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC (the Agent) pursuant to which we may offer and sell, from time to time, through the Agent (the ATM Offering), shares of our common stock having an aggregate offering price of up to $200 million (the ATM Shares). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated February 27, 2023 (the ATM Prospectus). From the date of the ATM Prospectus through December 31, 2024, no shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $200 million from time to time pursuant to the ATM Prospectus.
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
The TCJA changed the income tax treatment of research and development expenses which may result in additional federal and state tax liabilities. For tax years beginning after December 31, 2021, research and development costs must be capitalized and amortized over a period of years; this has resulted in additional federal tax expense and liabilities to us in 2022 and 2023.
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
Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.
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
Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including the environmental, social and governance matters, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.
There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility and sustainability matters, including with regard to environmental, social and governance (ESG) factors. Some investors and investor groups may use these factors, either positively or negatively, to guide investment strategies and decisions and, in some cases, investors may choose not to invest in us if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations.
Currently, a variety of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, diversity, equity and inclusion (DEI) and the role of companies’ board of directors in overseeing various sustainability-related issues. In light of investors’ increased focus on sustainability matters, if we are, for example, perceived as lagging in taking steps with respect to ESG initiatives, certain investors may seek to engage with us on improving our ESG disclosures or performance. They may also make voting decisions or take other actions to hold us and our Board of Directors accountable.
In addition, there are rapidly evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.
We may also face reputational damage if we are unable to achieve an acceptable sustainability rating from third-party rating services. A low sustainability rating by a third-party rating service could also result in the exclusion of our Common Stock from consideration by certain investors who may elect to invest with our competitors instead. Ongoing focus on corporate responsibility and sustainability matters by investors and other stakeholders as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition or results of operations, including the sustainability of our business over time, and could cause the market value of our Common Stock to decline.
Further, our emphasis on sustainability issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We may in the future make business decisions consistent with our sustainability goals that we believe, based on considered analysis, will create value and improve our financial performance over the long-term. These decisions, however, may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition and results of operations could be harmed.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 and 2024. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
We previously concluded that certain periods of our historical financial statements should no longer be relied upon and should be restated to reflect the correct accounting for the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement and to account for additional tax liabilities. In addition, on February 7, 2025, RSM informed us that disclosure should be made or action should be taken to prevent future reliance on RSM’s audit report filed with the Original Form 10-K for the year ended December 31, 2023 and completed interim review related to previously issued financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024. In connection with this restatement, our management re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2023. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, and our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis) related to the design of controls related to the review of the accounting treatment of the non-routine transactions and the evaluation of certain tax legislation. These material weaknesses led to the restatement of our audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024. On February 24, 2025, we filed an Annual Report on Form 10-K/A for the year ended December 31, 2023 and Quarterly Reports on Form 10-Q/As for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024.
We are in the process of implementing remediation plans to address these material weaknesses. While we believe these efforts will improve our internal controls and address the root causes of the material weaknesses, the material weaknesses cannot be considered completely remediated until applicable controls have been designed, implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to the material weaknesses and their remediation, see Part II, Item 9A Controls and Procedures of this Form 10-K.
Risks Related to Our Intellectual Property
If we are unable to obtain, maintain and enforce intellectual property protection covering our products and any future products we may develop, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
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
We generally also are subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described in this “Risk Factors” section. If we or our licensors fail to adequately protect this intellectual property, our business, results of operations and financial condition could be adversely affected.
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
We may also have limited control over the maintenance and prosecution of in-licensed patents and patent applications, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, such activities by these licensors may not have been or may not be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Our licensors may not successfully prosecute the patent applications to which we are licensed in a manner consistent with the best interests of our business. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.
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
Certain of our third-party manufacturers are located outside the United States, and our ability to continue to receive drug material for our development candidates would be at-risk in the event of instability or geopolitical problems between the United States and the country's where these manufacturers are located. During the last few years, there have also been significant changes to U.S. and other countries’ trade policies, export control laws, sanctions, legislation, treaties and tariffs. There is currently significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs. We cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, what products may be subject to such actions (including subject to U.S. export control restrictions), or what actions may be taken by the other countries in retaliation. As a result of these dynamics, we cannot predict the impact to our relationships with third-party manufacturers or our business of any future changes to the United States’ or other countries’ trading relationships or the impact of new laws or regulations adopted by the United States or other countries.
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
2.such arrangements may include cost-sharing obligations that require us to incur substantial costs in excess of our available resources;
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
Risks Related to Our Industry
Clinical trials are expensive and take years to conduct, the outcome of such clinical trials is uncertain and results of earlier studies and trials may not be predictive of future trial results. Clinical trials may fail to prove our product candidates are safe and effective.
Each product candidate must receive regulatory approval and therefore must undergo rigorous and extensive preclinical studies and clinical trials to demonstrate safety and efficacy in patients. Clinical trials at any stage in development may fail to demonstrate the safety, efficacy or pharmacologic properties needed to be a viable product candidate in patients. Early clinical trials are expensive and can take many years to complete and may fail to demonstrate the safety and pharmacokinetic characteristics needed to invest in larger later stage clinical studies. Alternatively, success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety and effectiveness of a product candidate . Later clinical studies that are larger may not demonstrate the desired safety and efficacy profile needed to be of benefit to patients. Additionally, regulatory authorities may determine that the data provided is not sufficient to grant marketing approval for our product candidates and may request additional data including additional clinical trials or reject product approval.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials and abandon product candidates.
Conducting early clinical trials is complex and the outcomes are uncertain. Preclinical studies are performed to help inform human clinical trials, but human and animal studies are not comparable. Expected or unexpected undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us, our collaborators, the FDA or other regulatory authorities for a number of reasons. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. If our product candidates are associated with adverse events in clinical trials or have side effects or other characteristics that are serious or unexpected, we may need to abandon their development or limit development to more narrow uses in which the adverse events, side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. The FDA may also require that we conduct additional studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of such product candidates.
Treatment-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Furthermore, we may be required to expend time and incur costs to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or comparable foreign regulatory authorities in a timely manner or at all. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.
Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:
•obtaining regulatory approval to commence one or more clinical trials;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•manufacturing sufficient quantities of a drug candidate or other materials necessary to conduct clinical trials, as well as receiving the supplies and materials needed to conduct our clinical trials, including interruptions in global shipping that may affect the transport of clinical materials;
•obtaining institutional review Board of Directors approval to conduct one or more clinical trials at a prospective site;

•recruiting and enrolling patients to participate in one or more clinical trials, especially as patients may be reluctant or unable to visit clinical sites, or may delay seeking treatment for chronic conditions;
•the failure of our collaborators to adequately resource our drug candidates due to their focus on other programs or as a result of general market conditions;
•recruiting clinical site investigators, clinical site staff and potential closure or defunding of clinical facilities; and
•changes in regulations, which may require us to change the ways in which our clinical trials are conducted.
In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, EMA or comparable foreign authorities due to a number of factors, including:
•failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•inspection of the clinical trial operations or clinical trial site by the FDA, EMA or comparable foreign authorities resulting in the imposition of a clinical hold;
•unforeseen safety issues; or
•lack of adequate funding to continue the clinical trial.
If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to our current lead antibody product candidates, as well as any other antibody product candidate that we may develop in the future, are subject to extensive regulation in the United States and outside the U.S. as biologics.
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
We and our third-party vendors and suppliers are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we use our data centers and our networks to store and access confidential and proprietary business information. The information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees and the personal data of our employees, and the individually identified health information of patients participating in our clinical trials. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of our partners and third-party vendors with whom we contract together with the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cybersecurity attacks.
Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. We face various cybersecurity threats, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Our technology systems and those of our current partners and third-party vendors are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, cybersecurity threats (such as denial or degradation-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, fraud, and sophisticated nation-state and nation-state-supported actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personal data or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, a security breach that exposes our confidential intellectual property could compromise our patent portfolio. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. Depending on our activities and operations we may be subject to privacy laws in other jurisdictions. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union (the EU) including personal health data, is subject to the EU General Data Protection Regulation (GDPR) which took effect across all member states of the European Economic Area (EEA) in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR imposes strict rules on the transfer of personal data to countries outside the EU, which includes the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant. To improve coordination among EU supervisory authorities, the European Commission has proposed a new regulation that would help to streamline enforcement of the GDPR in cross-

border cases. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (DPF). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to DPF. However, it remains too soon to tell how the future of DPF will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.
Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. As of January 1, 2021 and the expiry of transitional arrangements agreed to between the UK and the EU, data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal data between the EU and the UK (as the UK correspondingly allows transfers back to the EU). However, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. A bill to amend the existing UK framework has been reintroduced (in a different form) by the new UK Government and was announced as a bill which will be introduced into Parliament at the King’s Speech on July 17, 2024. At this time, there is no specific clarity on the provisions of the bill, or the extent to which it will amend the UK framework, beyond general descriptions on its intended purpose.
Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving and the Federal Trade Commission (FTC) and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. At the federal level, for example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which establishes privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates. Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal data secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In 2024, the FTC finalized updates to the Health Breach Notification Rule that, among other things, clarified its applicability to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward.
Additionally, new laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020, and as was later amended and expanded, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The CCPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. Similar laws passed in various other states such as Virginia, Colorado, Connecticut, New Jersey and Texas, with effective dates through 2026. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CCPA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.
Our employees and personnel use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, CROs, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal data from our clinical trials, and access to certain data such as the European Health Data Space Regulation, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal data could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Our Board of Directors, in coordination with the Audit Committee of the Board of Directors (the Audit Committee), is responsible for overseeing our risk management and information technology programs of which cybersecurity is a critical element. Management is responsible for the administration of our cybersecurity policies, standards, procedures and practices. Our cybersecurity policies, standards, procedures, and practices are based on the Center for Internet Security (CIS) Critical Security Controls, a framework for companies to establish and evaluate cybersecurity policies, procedures and practices. We seek to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of our information systems or the information that we collect and store, by assessing, identifying and managing cybersecurity issues as they arise.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management strategy focuses on several issues:
Identification and Reporting: We have implemented a comprehensive approach to assessing, identifying and managing material cybersecurity threats and incidents. Our program includes controls and procedures to timely identify, classify and escalate certain cybersecurity incidents to provide management visibility and allow for direction from management as to the public disclosure and reporting of material incidents in a timely manner.
Technical Safeguards: We implement current information technologies to support our cybersecurity practices. These technologies are designed to protect our information systems from cybersecurity threats and include email and internet protection, firewall and network security, intrusion detection and prevention systems, anti-malware endpoint detection and response, security event monitoring and alerting, high availability and replication, system configuration and asset management, backup and restoration processes, vulnerability and patch management, identity and access management and data encryption. These technologies and controls are continuously evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as audits by third-party specialists and certifications.
Incident Response and Recovery Planning: We have established and maintain a comprehensive incident response plan, designed to address our response to a cybersecurity incident. Our cross-functional members comprise the incident response team to respond and disclose material incidents. The incident response plan defines pre-incident activities and preparation, classification of incidents, response team internal and external contacts, process flow of the response team, escalation of incidents to outside entities and law enforcement and frequency of review of the incident response plan. We conduct regular tabletop exercises (i.e., discussion-based simulations) to test these plans and ensure personnel are familiar with their roles in a response scenario.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, contractors, consultants and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems. Third parties are regularly assessed to determine the need for cybersecurity auditing based on risk evaluation.

Education and Awareness: We provide regular, mandatory training and assessment for all levels of employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.
We conduct periodic assessment and testing of our policies, standards, processes, and practices including audits by independent third-party specialists in a manner intended to address cybersecurity threats and events. Policies are reviewed and revised on a frequent basis for relevance and to maintain compliance. The results of such assessments, audits, and reviews are evaluated by management and reported to the Audit Committee, and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
The Board, in coordination with the Audit Committee, oversees our risk management and information technology programs, including the management of cybersecurity threats. The Audit Committee receives regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. The Audit Committee also receives prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Audit Committee discusses our approach to overseeing cybersecurity threats with our head of Information Technology (IT) and other members of senior management.
Xencor's head of IT has 33 years of experience and has managed information technology in complex environments for 20 years. In coordination with senior management, including the CFO, the head of IT works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. Cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents support the success of our cybersecurity program. Ongoing communications with these teams are designed to keep the head of IT and senior management informed about the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.
Material Effects of Cybersecurity Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
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
Item 3. Legal Proceedings.
We are currently a party to an action initiated by Merus N.V. (Merus) in the District of Delaware alleging that our manufacture, use, offer for sale, sale, and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against us on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the Asserted Patents). Merus seeks a judgment of patent infringement, an order enjoining us from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, we filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which we argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Merus filed its response to our motion on October 31, 2024, and we replied to Merus’ response on November 14, 2024. Both Merus and we requested a hearing for the motion to dismiss. On February 11, 2025, we filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Appeal Board seeking a finding that certain claims of those patents are unpatentable. We believe we have strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement, but there is no guarantee that we will prevail.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Market on December 3, 2013 under the symbol “XNCR.” Prior to such time, there was no public market for our common stock. On February 14, 2025, the closing price for our common stock as reported on the Nasdaq Global Market was $16.31.
Holders of Record
As of February 14, 2025, we had 70,461,934 shares of common stock outstanding held by approximately 166 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Nasdaq Biotechnology Index (NBI) and the Nasdaq Composite Index (CCMP). The graph assumes an initial investment of $100 on December 31, 2019 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. Historical results are not necessarily indicative of future results.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. We use our protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. We advance these candidates into clinical-stage development, where we are conducting Phase 1 and Phase 2 studies for a broad portfolio of programs, to determine which programs we advance into later stages of development and potentially commercialization, which programs we partner to access complementary resources to optimize development, and which programs we discontinue.
Our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and control antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered XmAb Fc domains can be readily substituted for natural Fc domains.
We and our partners develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to potentially treating disease and clinical benefits over other treatment options. Applications of our protein engineering technologies include multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanism of anti-disease activity, or enhancement of antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures. Three marketed XmAb medicines have been developed with our protein engineering technologies.
Refer to Part I, Item 1, "XmAb Bispecific Fc Domain and Multi-Specific Antibody Formats" and "Other XmAb Fc Domains" in the description of our business included in this Annual Report for a discussion of our core Fc technology platforms.
Strategic Portfolio Prioritization
We are focused on developing T cell-engaging bispecific antibodies, which we believe hold great potential for the treatment of patients with solid tumors and autoimmune diseases, and beginning in the third quarter of 2023, we began aligning our portfolio to prioritize these programs, which now include XmAb819 (ENPP3 x CD3), XmAb541 (CLDN6 x CD3), plamotamab (CD20 x CD3) and XmAb657 (CD19 x CD3). We have also prioritized a potential best-in-class anti-TL1A antibody, XmAb942 (Xtend TL1A), and a research-stage TL1A x IL-23p19 bispecific antibody program.
We have implemented measures to align resources with our strategic plan for a focused pipeline and to strengthen our financial position.
In 2024, we narrowed the clinical development plan for our dual checkpoint inhibitor, vudalimab, in treating patients with advanced prostate and non-small cell lung cancers. We also concluded Phase 1 studies evaluating our XmAb564 and XmAb662 cytokine drug candidates and paused further development of both programs. In addition, our cost-sharing obligations with Genentech, related to the development of the cytokine drug candidate efbalropendekin alfa, ended as of June 1, 2024, and Genentech became responsible for all development thereafter. In June 2024, we also announced that we would regain worldwide rights to plamotamab from J&J.
In September 2024, we announced new clinical development plans for plamotamab and announced new XmAb drug candidates to be evaluated for the treatment of patients with autoimmune and inflammatory diseases. We subsequently completed an underwritten public offering of common stock and pre-funded warrants, and we received gross proceeds of $201.3 million before deducting underwriting discounts, commissions and offering expenses.
During 2024, we initiated first-in-human studies to evaluate XmAb541, a first-in-class bispecific antibody being developed for patients with CLDN6-positive tumors including advanced ovarian cancer, and XmAb942, our high potency anti-TL1A antibody with extended half-life in development for people living with inflammatory bowel disease (IBD).
In early 2025, we paused further development of vudalimab and decided not to initiate expansion cohorts of XmAb808 in combination with pembrolizumab. Potential combination of XmAb808 with CD3 T-cell engaging bispecific antibodies is being evaluated.
As of December 31, 2024, we had $706.7 million in cash, cash equivalents and marketable debt securities, and based on our current plans and projections, we estimate this will provide necessary funding into 2028.
Advancements in Our Clinical Portfolio of XmAb Drug Candidates
Our modular XmAb bispecific technology and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We are currently enrolling Phase 1 clinical studies for three wholly owned candidates to treat patients with many different types of serious diseases: XmAb819, XmAb541 and XmAb942. Two additional drug candidates are planned to enter clinical development in 2025: plamotamab and XmAb657.
Oncology Programs
XmAb819 (ENPP3 x CD3): XmAb819 is a first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with clear cell renal cell carcinoma (ccRCC). XmAb819 engages the immune system and activates T cells for highly potent and targeted lysis of tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in RCC and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format enables antibodies to bind more avidly and selectively kill tumor cells with higher antigen density, potentially sparing normal cells.

We are conducting a Phase 1 study to evaluate XmAb819 in patients with advanced ccRCC. In September 2024, we announced that initial evidence of anti-tumor activity had been observed in dose-escalation cohorts in the ongoing Phase 1 study, including RECIST responses, and the duration of treatment for several patients in earlier dose cohorts has extended beyond one year. Cytokine release syndrome remained manageable, and the tolerability profile from recent dose cohorts, including no maximum tolerated dose being reached, supported continued dose escalation toward target dose levels.
XmAb541 (CLDN6 x CD3): XmAb541 is a first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with CLDN6 expressing tumor types including ovarian cancer. XmAb541 targets CLDN6, a tumor-associated antigen in ovarian cancer and other solid tumors, and CD3. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. In April 2024, we dosed the first patient in a Phase 1 dose-escalation study XmAb541. The Phase 1 dose-escalation study is ongoing, with characterization of target dose levels anticipated to begin during 2025.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells when the antibodies are bound to tumor cells.
We are conducting a Phase 1 study to evaluate XmAb808 in combination with pembrolizumab in patients with advanced solid tumors. In September 2024, we presented a clinical update on the ongoing Phase 1 study. The majority of patients enrolled into the study were men with mCRPC. In this group of patients, prostate specific antigen (PSA) declines were observed during the four-week monotherapy safety run-in period. In November 2024, we announced that within the range of expected active doses, two patients experienced dose-limiting toxicities as defined in the study protocol. The maximum tolerated dose was not defined per protocol. As the data were analyzed, back-fill enrollment proceeded in the next lower dose cohort, a dose within the range of target doses which was determined to be tolerable.
Dose escalation resumed late in the fourth quarter of 2024, and enrollment in the final dose-escalation cohort is complete. Data from the study are expected to inform future development decisions for the program. Potential combination with CD3 T-cell engaging bispecific antibodies is being evaluated.
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment. In February 2024, we announced data from a Phase 2 study of vudalimab in patients with clinically-defined high-risk mCRPC, in which the initial data indicated that vudalimab monotherapy was generally well tolerated and was associated with response to treatment in multiple patients who had visceral or lymph node metastases. In March 2024, we disclosed additional clinical data showing the (i) characteristics of patients with clinical response (n=5/12) and (ii) per label rates of immune-mediated hepatitis for ipilimumab (anti-CTLA-4; 1 mg/kg) + nivolumab (anti-PD-1; 3 mg/kg) combination treatment as generally comparable to the rate of all hepatobiliary disorder adverse events including immune-mediated hepatitis for vudalimab among all patients treated at doses greater than or equal to 10 mg/kg.
In the fourth quarter of 2024, we completed enrollment in two studies of vudalimab in patients with mCRPC and in Part 1 of a study in patients with locally advanced or metastatic non-small cell lung cancer. Xencor has paused further development of vudalimab and has prioritized resources to advance other pipeline programs. Safety data from the three studies of vudalimab remain consistent with prior data disclosures.
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
Autoimmune Disease Programs

In September 2024, we announced new clinical development plans for plamotamab and announced new XmAb drug candidates to be evaluated for the treatment of patients with autoimmune and inflammatory diseases. We believe that plamotamab and XmAb657 could address significant unmet needs for patients with a wide-range of autoimmune diseases that could be responsive to targeted B-cell depletion, such as RA, multiple sclerosis, advanced systemic lupus erythematosus, ANCA associated vasculitis, idiopathic inflammatory myopathy, myasthenia gravis, neuromyelitis optica spectrum disorder, pemphigus vulgaris, Sjogren’s syndrome, and systemic sclerosis. We believe that XmAb942 could address significant unmet medical needs for patients with IBD, such as Crohn’s disease and ulcerative colitis, the two most common forms of IBD.
XmAb942 (Xtend TL1A): XmAb942 is a monospecific anti-TL1A antibody, utilizing Xencor’s Xtend Fc domain and proprietary Fc silencing technology, with potentially class-leading potency, and is under development for patients with IBD. The two most common forms of IBD are Crohn’s disease and ulcerative colitis. In October 2024, preclinical data were presented during United European Gastroenterology (UEG) Week. Preclinical half-life was 23 days, potentially supporting an 8- to 12-week dosing regimen in humans. In the fourth quarter of 2024, we initiated dosing of healthy volunteers in the first-in-human study of XmAb942, and we expect initial single-ascending dose data from a Phase 1 study in healthy volunteers during the first half of 2025. We continue to expect data from the multiple-ascending dose portion of study and the initiation of a Phase 2 study in patients with ulcerative colitis in the second half of 2025.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells, and CD3. Results from the expansion portion of a Phase 1 study indicate that intravenous plamotamab monotherapy was well tolerated and demonstrated encouraging clinical activity in heavily pretreated patients with an advanced form of lymphoma at the recommended Phase 2 intravenous dose. In 2023, we completed patient enrollment in subcutaneous dose escalation cohorts of the Phase 1 study. We had been co-developing plamotamab with Johnson & Johnson (J&J), and in June 2024, we regained exclusive worldwide rights to develop and commercialize the candidate.
We plan to initiate a Phase 1b/2a proof-of-concept study for plamotamab in RA in the first half of 2025. The Phase 1b portion of the study will select a priming and step-up dose regimen based on the regimen established in oncology, and will assess the initial safety, efficacy, and biomarkers of plamotamab in patients with RA. The selected dose regimen will then be evaluated in the randomized Phase 2a portion, with efficacy determined at week 12. Results from the Phase 1 study in hematologic cancers showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Data demonstrating deep peripheral B-cell depletion observed in patients with lymphoma were presented at a medical meeting in December 2024. Based on these clinical outcomes, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T cell engagers for the treatment of patients with autoimmune diseases, we plan to evaluate plamotamab in RA, in which patients progressed through prior standard of care treatment.
Additional Clinical-Stage XmAb Drug Candidate

XmAb7195 (anti-IgE): XmAb7195 uses our XmAb Immune Inhibitor Fc Domain and is designed to reduce blood levels of IgE, which mediates allergic responses and allergic disease. In February 2020, we licensed this drug candidate to Aimmune Therapeutics, Inc., now a wholly owned subsidiary of Nestlé S.A. We reacquired exclusive worldwide rights to XmAb7195 in 2024 and are evaluating development opportunities.
Advancements Expanding XmAb Bispecific Platforms
We conduct further research into the function and application of antibody Fc domains in order to expand the scope of our XmAb technology platforms and identify additional XmAb drug candidates.
We use the modularity of our XmAb bispecific Fc technology to build antibody-based therapeutics in a variety of formats, such as T cell engaging bispecific antibodies of a mixed valency format, the XmAb 2+1 bispecific antibody. XmAb 2+1 bispecific antibodies may preferentially kill target cells with high target expression, which may be especially beneficial in designing antibodies that target solid tumors or B cells that drive autoimmune disease. This selectivity potentially empowers T cell engaging bispecifics to address an expanded set of tumor antigens. Five clinical-stage programs utilize our XmAb 2+1 format: XmAb819, XmAb808, XmAb541, xaluritamig and ASP2138. We plan to initiate a Phase 1 study for an additional XmAb 2+1 bispecific antibody candidate, XmAb657 (CD19 x CD3), which we are developing for patients with autoimmune diseases, in the second half of 2025.

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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) who are not eligible for ASCT. In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma and submitted a supplemental Biologics License Application. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte Corporation under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. Monjuvi® and Minjuvi® are registered trademarks of Incyte. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab. In November 2023, we entered into a royalty purchase agreement (Monjuvi Royalty Sale Agreement) with OCM Life Sciences Portfolio LP (OMERS). Under the terms of the Monjuvi Royalty Sale Agreement, we received $22.5 million upon closing in exchange for royalties earned from our MorphoSys license after July 1, 2023. The aggregate Monjuvi royalties to be received by OMERS have a fixed cap of 130% of the purchase price after which the royalties revert to us. In 2024, we earned non-cash royalty revenue of $8.7 million on net sales of Monjuvi.
Efbalropendekin alfa is a reduced-potency IL15/IL15Rα-Fc fusion protein that incorporates our Xtend extended half-life technology, and we had co-developed this program in collaboration with Genentech, a member of the Roche Group. In the fourth quarter of 2023, we agreed with Genentech to convert our development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. Genentech is not currently enrolling new patients into studies evaluating efbalropendekin alfa.
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

Xaluritamig is a STEAP1 x CD3 2+1 XmAb bispecific T-cell engager that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. Results from a Phase 1 study evaluating xaluritamig in patients with mCRPC were presented at the European Society for Medical Oncology (ESMO) Congress in September 2024. With a median follow-up time of 27.9 months, the median overall survival (OS) was 17.7 months across all cohorts. A PSA90 rate of 45.1% was also observed in high-dose cohorts, and PSA90 response was associated with survival (p = 0.0044), which Amgen believes could potentially serve as an early indicator for benefit in these patients. Amgen initiated a Phase 3 study of xaluritamig in patients with

mCRPC who have previously been treated with taxane-based chemotherapy. Multiple Phase 1 or Phase 1b studies evaluating xaluritamig as a monotherapy or in combination are enrolling patients with earlier prostate cancer. In 2024, we earned $30.0 million in milestone revenue from Amgen.
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

Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Ultomiris was approved in the U.S. for the treatment of adult patients with anti-aquaporin-4 antibody-positive NMOSD in March 2024. Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. In 2024, we earned $58.2 million in non-cash royalty revenue from the Ultomiris Royalty Sale Agreement.
In March 2020, we entered a second agreement with Vir, under which Vir has non-exclusive access to our Xtend Fc technology to extend the half-life of novel antibodies Vir investigated as potential treatments for patients with COVID-19. In May 2021, the FDA granted EUA to sotrovimab for the early treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct severe SARS-CoV-2 viral testing, and at high risk for progression to severe COVID-19, including hospitalization or death. Sotrovimab has also obtained emergency authorization, temporary authorization or marketing approval (under the brand name Xevudy®) for early treatment of COVID-19 in more than 30 countries. In March 2022, the FDA deauthorized sotrovimab’s use in all U.S. regions due to increases in the proportion of COVID-19 cases caused by non-susceptible new variants. As the SARS-CoV-2 virus has mutated, our royalty revenue from the sales of sotrovimab has diminished significantly. In 2024, we earned $0.6 million in royalties from Vir.
In June 2016, we entered into an agreement with Novartis Institutes for BioMedical Research, Inc. in which we provided Novartis with a non-exclusive license to certain of our Fc technologies to apply against up to ten targets identified by Novartis. In 2024, Novartis initiated a Phase 2 clinical study with a program developed under the agreement, and we earned $4.0 million in milestone revenue from Novartis.
Refer to Note 10 in the accompanying notes to the consolidated financial statements included in
Part II, Item 8. Consolidated Financial Statements and Supplementary Data in this Annual Report for a description of the key terms of our arrangements.
Financial Operations Overview
Revenues
Our revenues to date have been generated primarily from our collaboration agreements, our product licensing agreements, and our technology licensing agreements. Revenue recognized from our collaboration and product licensing agreements includes non-refundable upfront payments, milestone payments and royalties on net sales of approved products while revenue from our technology licensing agreements includes upfront payments, option payments to obtain commercial licenses, milestone payments and royalties on net sales of approved products. Since our inception through December 31, 2024, we have generated $1.3 billion in revenues under the various product development partnership and technology license arrangements. Several of our product development partnership and technology license agreements provide us the opportunity to earn future milestone payments, royalties on product sales and option exercise payments. In 2023, we sold a portion of the rights to receive royalties and a milestone payment under our MorphoSys and Alexion arrangements for $215.0 million.

Summary of Collaboration and Licensing Revenue by Partner
The following is a comparison of collaboration, product licensing, and technology licensing revenue for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Alexion*	$58.2	$64.9
Amgen	30.0	—
Gilead	—	6.0
Janssen	—	77.8
Mabgeek	1.5	—
MorphoSys/Incyte*	8.7	8.7
Novartis	4.0	—
Omeros	—	5.0
Vega	0.5	—
Vir	0.6	2.2
Zenas	—	10.0
Third Party Licensee	7.0	—
Total	$110.5	$174.6
*Includes non-cash royalty revenue from the Ultomiris and Monjuvi Royalty Sale Agreements.
Research and Development Expenses
The following is a comparison of research and development expenses for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
External research and development expenses	$105.8	$119.7
Internal research and development expenses	91.9	99.4
Stock-based compensation	30.0	34.5
Total	$227.7	$253.6
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
We expect that our future research and development expenses will increase over spending levels in recent years if we are successful in advancing our current clinical-stage drug candidates or any of our preclinical programs into later stages of clinical development. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We or our partners may never succeed in achieving marketing approval for any of our product candidates. Numerous factors may affect the probability of success for each product candidate, including preclinical data, clinical data, competition, manufacturing capability, approval by regulatory authorities and commercial viability.
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
The following is a comparison of research and development expenses for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Product programs:
Vudalimab (PD-1 x CTLA-4)	$45.4	$43.9
XmAb819 (ENPP3 x CD3)	28.2	18.1
XmAb808 (B7-H3 x CD28)	21.2	16.6
XmAb541 (CLDN6 x CD3)	15.5	20.3
XmAb942 (Xtend TL1A)	31.6	2.3
Plamotamab (CD20 x CD3)*	15.7	16.5
XmAb657 (CD19 x CD3)	5.9	—
Efbalropendekin alfa (IL15/IL15Ra-Fc)*	13.2	14.1
Other, research and early stage programs	33.5	50.3
Wind down costs of terminated programs (1)	17.5	71.5
Total research and development expenses	$227.7	$253.6
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of terminated programs including the vibecotamab, tidutamab, XmAb841, XmAb104, XmAb662 and XmAb564 programs.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation related to our executive, finance, business development, and support functions. Other general and administrative expenses include intellectual property costs, facility costs, and professional fees for auditing, tax and legal services.

Other Income (Expense), Net
For the year ended December 31, 2024, other expense, net, consists primarily of non-cash interest expense related to the Ultomiris and Monjuvi Royalty Agreements, an impairment expense related to the investment in Zenas' preferred stock, and unrealized losses on marketable equity securities, partially offset by interest income from marketable debt securities during the year, while for the year ended December 31, 2023, other income, net, consists primarily of interest income from marketable debt securities, partially offset by non-cash interest expense related to the Ultomiris and Monjuvi Royalty Agreements during the year.
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
While our significant accounting policies are described in more detail in Note 1 in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.
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
Sale of Future Royalties
In November 2023, we entered into the sale of a portion of our royalties due to us under the Alexion Agreement (the Ultomiris Royalty Sale Agreement) and a portion of our royalties due to us under the MorphoSys Agreement (the Monjuvi Royalty Sale Agreement) and received upfront proceeds of $192.5 million and $22.5 million, respectively.
We evaluated both the Ultomiris Royalty Sale Agreement and the Monjuvi Royalty Sale Agreement under Accounting Standards Codification (ASC) 470—Debt (ASC 470) and determined that the upfront payment should be accounted for as a liability in the consolidated balance sheet. The upfront proceeds will be amortized using the effective interest rate method over the estimated life of the related expected royalty stream. The liability and related interest expense are based on our current estimates of future royalties to be paid over the life of the agreement. We periodically assess the expected royalty payments and to the extent the future estimates or timing of such payments are materially different than the previous estimates, we will prospectively recognize related interest expense. Royalty revenue is recognized as earned on net sales of Ultomiris and Monjuvi/Minjuvi, and the liability is reduced when payments are made to the purchaser. For the year ended December 31, 2024, we recorded $66.9 million of non-cash royalty revenue related to the royalty sales under both agreements. For further discussion, refer to Note 11 in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data.
Capitalized Intellectual Property Costs
We capitalize and amortize third-party intellectual property costs such as amounts paid to outside patent counsel for filing, prosecuting and obtaining patents for our internally developed technologies and product candidates, to the extent such patents are deemed to have probable future economic benefit. We also capitalize amounts paid to third parties for licenses that we acquire for intellectual property or for research and development purposes where the technology has alternative uses. The net capitalized patents, licenses, and other intangible assets as of December 31, 2024 and 2023 were $18.5 million and $18.7 million, respectively. We believe that these costs should be capitalized as the intellectual property portfolio creates the underlying property right to our technologies and product candidates and supports the upfront payments, licensing fees, milestone payments and royalties made by our collaboration partners for licensing our technologies and product candidates.
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
On a regular basis we review the capitalized intellectual property portfolio and determine if there have been changes in the scientific or patent landscape that leads us to decide to abandon an in-process patent application or abandon a previously issued patent. While we confer with outside patent counsel, the decision to continue prosecuting certain patent claims or abandon other claims are made by us based on our judgment and existing knowledge of our technology, current U.S. and foreign patent authority rulings and expected rulings, and scientific advances and patent filings by competitors operating in our technology or drug development field. We record an expense for the write-off of capitalized intangible assets in the period that the decision to abandon a claim or license is made. We also review the carrying value of capitalized licensing costs on a regular basis to determine if there have been any changes to the useful life or estimated amortization period over which the costs should be amortized. We recorded a charge for abandoned intangible assets of $2.3 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. Such charges are reflected as general and administrative expenses.
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
Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more likely than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Our policy is to record interest and penalties related to uncertain tax positions as a component of income tax expense. We have unrecognized tax benefits of $8.9 million as of December 31, 2024 and 2023. Interest and penalties of $1.7 million have been recorded through the year ended December 31, 2024.
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
We recorded net deferred tax assets of $227.3 million as of December 31, 2024, which was fully offset by a valuation allowance due to uncertainties surrounding our ability to realize these tax benefits. The deferred tax assets are primarily comprised of deferred revenue, capitalized research and development expenses, federal and state tax net operating loss (NOL) carryforwards and research and development tax credit carryforwards. As of December 31, 2024, we had cumulative net operating loss carryforwards for federal income tax purposes of approximately $114.3 million; $60.1 million of such losses were incurred during the year ended December 31, 2024. We also had available tax credit carryforwards of $26.0 million for federal tax purposes. We had cumulative state tax loss carryforwards at December 31, 2024 of $176.9 million, and available state tax credit carryforwards of approximately $28.4 million, which can be carried forward to offset future taxable income, if any.
Our federal net operating loss carryforwards incurred prior to January 1, 2018 expire starting in 2027; state net operating loss carryforwards expire starting in 2035; and federal tax credit carryforwards expire starting in 2034.
We recorded income tax expense of $1.6 million and $13.7 million for the years ended December 31, 2024 and 2023, respectively.
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
Common Stock Options Fair Value
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The use of a Black-Scholes model requires us to apply judgment and make assumptions and estimates that include the following:
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
Results of Operations
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the years ended December 31, 2024 and 2023. For a comparison of our results of operations and financial condition for the years ended December 31, 2023 and 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K/A, filed with the SEC on February 24, 2025.
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023	Change
Revenues:
Research collaboration	$—	$30.3	$(30.3)
Milestone	34.5	88.5	(54.0)
Licensing	8.5	—	8.5
Royalties	67.5	55.8	11.7
Total revenues	110.5	174.6	(64.1)
Operating expenses:
Research and development	227.7	253.6	(25.9)
General and administrative	61.2	53.4	7.8
Total operating expenses	288.9	307.0	(18.1)
Other income (expense), net	(56.5)	12.7	(69.2)
Income tax expense	1.6	13.7	(12.1)
Net loss	(236.5)	(133.4)	(103.1)
Net loss attributable to non-controlling interest	(3.9)	(0.2)	(3.7)
Net loss attributable to Xencor, Inc.	$(232.6)	$(133.2)	$(99.4)

Revenues
There were no research collaboration revenues in 2024 and research collaboration revenues in 2023 are primarily revenue recognized under the Second J&J Agreement. Milestone payments decreased by $54.0 million in 2024 from 2023 amounts primarily due to milestone revenues recognized from Amgen and Novartis in 2024, as compared to milestone revenue recognized from Alexion, Gilead, J&J, Omeros, and Zenas in 2023. Royalty revenues for 2024 are higher than royalty revenues in 2023 primarily due to an increase in royalty revenue recognized from Alexion.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023	Change
Product programs:

Vudalimab (PD-1 x CTLA-4)	$45.4	$43.9	$1.5
XmAb819 (ENPP3 x CD3)	28.2	18.1	10.1
XmAb808 (B7-H3 x CD28)	21.2	16.6	4.6
XmAb541 (CLDN6 x CD3)	15.5	20.3	(4.8)
XmAb942 (Xtend TL1A)	31.6	2.3	29.3
Plamotamab (CD20 x CD3)*	15.7	16.5	(0.8)
XmAb657 (CD19 x CD3)	5.9	—	5.9
Efbalropendekin alfa (IL15/IL15Ra-Fc)*	13.2	14.1	(0.9)
Other, research and early stage programs	33.5	50.3	(16.8)
Wind down costs of terminated programs (1)	17.5	71.5	(54.0)
Total research and development expenses	$227.7	$253.6	$(25.9)
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements.
(1)Research and development expenses include wind down costs of terminated programs including the vibecotamab, tidutamab, XmAb841, XmAb104, XmAb662, and XmAb564 programs
Research and development expenses decreased by $25.9 million in 2024 over 2023 amounts primarily due to decreased spending on the wind down costs of terminated programs, partially offset by increased spending on programs such as XmAb819, XmAb657 and XmAb942.
General and Administrative Expenses
General and administrative expenses increased by $7.8 million in 2024 over 2023 amounts primarily due to increases in general and administrative compensation costs and additional spending on professional fees.
Other Income (Expense), Net
Other expense, net, for the year ended December 31, 2024, consists primarily of non-cash interest expense related to the Ultomiris and Monjuvi Royalty Agreements, an impairment expense related to the investment in Zenas' preferred stock, and unrealized losses on equity securities, partially offset by interest income from marketable debt securities during the year, while other income, net, for the year ended December 31, 2023, consists primarily of interest income from marketable debt securities, partially offset by non-cash interest expense related to the Ultomiris and Monjuvi Royalty Agreements during the year.

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
We have incurred substantial operating losses since our inception, and we expect to continue to incur operating losses into the foreseeable future as we advance the ongoing development of our antibody product candidates, evaluate opportunities for the potential clinical development of our other preclinical programs, and continue our research efforts.
In November 2023, we entered into the Monjuvi Royalty Sale Agreement and Ultomiris Royalty Sale Agreement and received total proceeds from the transactions of $215.0 million. For further discussion of the sale of future royalties, refer to Note 11 in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Statements and Supplementary Data of this Annual Report.
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
On February 27, 2023, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC (the Agent) pursuant to which we may offer and sell, from time to time, through the Agent (the ATM Offering), shares of our common stock having an aggregate offering price of up to $200 million (the ATM Shares). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated February 27, 2023 (the ATM Prospectus). From the date of the ATM Prospectus through December 31, 2024, no shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2024, we may sell shares of our common stock for remaining gross proceeds of up to $200 million from time to time pursuant to the ATM Prospectus.
On September 12, 2024, we completed an underwritten public offering (the Public Offering) of our common stock pursuant to the Shelf Registration Statement. In the offering, we sold 8,093,712 shares of our common stock at the public offering price of $18.00 per share, which included the exercise in full by the underwriters of their option to purchase 1,458,600 shares of our common stock, and pre-funded warrants to purchase up to an aggregate of 3,088,888 shares of our common stock at the public offering price of $17.99 per share. Upon the closing of the offering, we received gross proceeds of approximately $201.3 million.
At December 31, 2024, we had $706.7 million of cash, cash equivalents, and marketable debt securities compared to $697.0 million at December 31, 2023. We expect to continue to receive additional payments from our collaborators for research and development services rendered, additional milestone, contingent payments, opt-in and royalty payments. Our ability to receive milestone payments and contingent payments from our partners is dependent upon either our ability or our partners’ abilities to achieve certain levels of research and development activities and is therefore uncertain at this time.
Funding Requirements
We have not generated any revenue from product sales and do not expect to do so until we obtain regulatory approval and commercialize one or more of our product candidates. At the current stage of our clinical development programs, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that our operating expenses will continue to increase in connection with ongoing and planned clinical and preclinical development of product candidates in our pipeline. We expect to continue our collaboration arrangements and will look for additional collaboration and licensing opportunities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestone and royalty payments will be sufficient to fund our operations into 2028. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.
Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(202,188)	$(77,926)
Investing activities	(7,872)	(111,065)
Financing activities	197,152	189,219
Net increase (decrease) in cash and cash equivalents	$(12,908)	$228
Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 increased as compared to the same period in 2023 primarily due to lower research collaboration and milestone revenues and the decrease in royalty payments received as a result of the sale of future royalties in 2023 as the majority of our royalty revenue is now non-cash royalty.
Investing Activities
Net cash used in investing activities consists primarily of purchases of marketable debt securities available-for-sale, acquisition of intangible assets and purchases of property and equipment, offset by proceeds from maturities of marketable debt securities. Net cash used in investing activities for the year ended December 31, 2024 decreased as compared to the same period in 2023 primarily due to decreases in purchase of marketable debt securities and property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2024 consists primarily of proceeds from the Public Offering. Net cash provided by financing activities during the year ended December 31, 2023 consists primarily of cash from the sale of future royalties under the Ultomiris and Monjuvi Royalty Sale Agreement.
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
In April 2021, we entered into a license agreement with BIO-TECHNE Corporation (BIO-TECHNE) for a non-exclusive license to a certain recombinant monoclonal antibody reactive with human CLDN6. This antibody is being developed in our XmAb541 program. Under this license agreement, we may be required to make $30.6 million in additional contingent payments which include $1.8 million of clinical milestones, $4.8 million of regulatory milestones and milestones on the achievement of certain sales of $24.0 million, in addition to royalties upon commercial sales of products of 0.5%. We made an upfront payment in connection with this license in 2021 and made a milestone payment of $0.4 million in 2024 upon an initiation of Phase 1.
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
In December 2017, we entered into worldwide exclusive commercial license agreements with Selexis to develop and commercialize products produced from the Selexis cell line that was manufactured for certain bispecific antibody candidates. The terms for each agreement are identical and for each licensed cell line we may be required to make up to CHF 1.4 million in total development, regulatory and sales milestones which include CHF 425,000 in development milestones, CHF 340,000 in regulatory milestones and CHF 680,000 in sales milestones. In addition, we may be obligated to pay royalties upon commercial sales of approved products of less than 1%. In 2019, we made a milestone payment of CHF 75,000 in connection with an IND submission, and in 2020, we recorded a milestone payment due of CHF 75,000 in connection with an IND submission. In 2021, we recorded a milestone payment due of CHF 170,000 upon initiation of Phase 2.
In September 2020, we entered into an agreement with MD Andersen in which we agreed to provide up to $10.0 million in funding over a five-year period in exchange for MD Andersen conducting clinical studies with our drug candidates. In December 2021, we amended the agreement to extend it an additional year at the same level of funding. In December 2024, we further amended the agreement to provide that only two studies will continue under the agreement and Xencor's funding obligation to MD Anderson under the agreement is limited to the $2.0 million already paid and an additional $2.4 million to fund the continuing studies.
In August 2022 and in December 2022, we entered into agreements with Caris Life Sciences to license novel targets identified from their technology platform. The terms for the agreements provide that we may be obligated to pay development, regulatory and sales milestones for each target we elect to license in addition to royalties on net sales of approved products.
As the amount and timing of sublicense fees and the achievement and timing of these milestones are not probable and estimable, such commitments have not been included on our balance sheet or in the contractual obligations and commitment tables above.
In November 2023, we entered into the Monjuvi Royalty Sale Agreement and Ultomiris Royalty Sale Agreement and received total proceeds from the transactions of $215.0 million. For further discussion of the sale of future royalties, refer to Note 11 - Sale of Future Royalties in the accompanying notes to the consolidated financial statements included in Part II, Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report.
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

Item 8. Consolidated Financial Statements and Supplementary Data
Xencor, Inc.
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xencor, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Xencor, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of loss, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 26, 2025 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Judgement and Complexity of Accounting for Non-cash Interest Expense
As discussed in Note 11 to the consolidated financial statements, the Company estimates non-cash interest expense on the liability related to the sale of future royalties. We had identified the estimation of royalties to be earned on future sales of Ultomiris that is used in the calculation of the non-cash interest expense recorded as a critical audit matter as auditing management’s assumption of estimated future sales of Ultomiris required a high degree of auditor judgment and an increased extent of audit effort.

Our audit procedures related to the estimation of royalties to be earned on future sales of Ultomiris included the following procedures, among others:

a.obtaining and reviewing the key terms of the Royalty Sale Agreement for the Ultomiris Agreement;

b.evaluating the relevance and reliability of the third party data used in management’s estimation of royalties to be earned on future sales of Ultomiris by jurisdiction over the remaining life of the existing patent in place which are used in the model calculation of the effective interest rate used to derive non-cash interest expense on the debt recorded from the Ultomiris Royalty Sale Agreement;

c.evaluating the sufficiency of the Company’s disclosures within the financial statements related to the release of the liability.

Judgment and Complexity of Research and Development Expenses

As discussed in Note 1 to the consolidated financial statements, the Company accrues costs or records prepaid expenses for clinical trial activities based upon estimates of the services received and related expenses incurred through the balance sheet date that have yet to be invoiced by the contract research organizations or other clinical trial vendors that perform the activities.

Auditing the Company’s accounting treatment for research and development expenses is challenging due to the fact that information necessary to estimate the expense is accumulated from multiple sources and the determination of the nature and level of services that have been received during the reporting period requires judgment. In addition, the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

Our audit procedures related to the accounting treatment for research and development expenses included the following procedures, among others:

a.testing the design, implementation and operating effectiveness of relevant controls that addressed the identified risks related to the Company’s process for recording research and development expenses and the associated prepaid expense or accrued liability balance;

b.testing management’s identification of separate deliverables in its contracts with the research institutions and contract research organizations;

c.testing the completeness and accuracy of the underlying information provided by the contract research organizations used in the estimates;

d.evaluating the significant assumptions used in the estimate of expense for a sample of services received for select deliverables;

e.sending external confirmations to a selection of third parties regarding contract terms and completion status of certain deliverables.

/s/ RSM US LLP
We have served as the Company’s auditor since 2015.
Los Angeles, CA
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Xencor, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Xencor, Inc. and its subsidiary's (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of loss, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated February 26, 2025, expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

i.Management did not have adequate supervision and review controls over the complex accounting for significant and unusual transactions. Specifically, the supervision and review of the accounting for the Ultomiris Royalty Sale Agreement, including the work performed by external advisors, was not designed to operate at a sufficient level of precision.

ii.Management did not have adequate supervision and review controls over the evaluation of certain tax legislation. Specifically, the supervision and review of the accounting for new tax legislation was not designed at a sufficient level of precision.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 financial statements, and this report does not affect our report dated February 26, 2025 on those financial statements.
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
/s/ RSM US LLP
Los Angeles, CA
February 26, 2025

Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$40,875	$53,790
Marketable debt securities	408,971	497,725
Marketable equity securities	47,929	42,210
Accounts receivable	60,849	23,739
Prepaid expenses and other current assets	18,977	18,139
Total current assets	577,601	635,603
Property and equipment, net	59,800	66,124
Patents, licenses, and other intangible assets, net	18,485	18,663
Restricted cash	387	380
Marketable debt securities - long term	256,833	145,512
Marketable equity securities - long term	—	64,210
Right of use asset	38,341	33,995
Other assets	498	648
Total assets	$951,945	$965,135
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,759	$13,914
Accrued expenses	19,217	23,564
Income tax payable	—	5,291
Lease liabilities	3,009	3,435
Debt	48,447	27,711
Total current liabilities	87,432	73,915
Uncertain tax position payable	9,990	8,336
Lease liabilities, net of current portion	65,338	59,025
Debt, net of current portion	115,159	161,772
Total liabilities	277,919	303,048
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock, $0.01 par value: 10,000,000 authorized shares; -0- issued and outstanding shares at December 31, 2024 and 2023	—	—
Common stock, $0.01 par value: 200,000,000 authorized shares; 70,256,108 issued and outstanding shares at December 31, 2024 and 60,998,191 issued and outstanding at December 31, 2023	703	611
Additional paid-in capital	1,381,607	1,131,266
Accumulated other comprehensive (loss) income	(663)	1,291
Accumulated deficit	(704,036)	(471,418)
Total stockholders’ equity attributable to Xencor, Inc.	677,611	661,750
Non-controlling interest	(3,585)	337
Total stockholders' equity	674,026	662,087
Total liabilities and stockholders’ equity	$951,945	$965,135
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue
Collaborations, licenses, milestones, and royalties	$110,493	$174,615	$164,579
Operating expenses
Research and development	227,686	253,598	199,563
General and administrative	61,215	53,379	47,489
Total operating expenses	288,901	306,977	247,052
Loss from operations	(178,408)	(132,362)	(82,473)
Other income (expense)
Interest income	31,930	19,331	4,830
Interest expense	(36,643)	(6,177)	(13)
Other income (expense), net	50	(31)	(148)
Impairment on equity securities	(20,430)	—	(138)
(Loss) gain on equity securities, net	(31,422)	(395)	23,434
Total other income (expense), net	(56,515)	12,728	27,965

Loss before income tax	(234,923)	(119,634)	(54,508)
Income tax expense	1,617	13,662	673
Net loss	(236,540)	(133,296)	(55,181)
Net loss attributable to non-controlling interest	(3,922)	(163)	—
Net loss attributable to Xencor, Inc.	$(232,618)	$(133,133)	$(55,181)

Net loss per common share attributable to Xencor, Inc.:
Basic and diluted	$(3.58)	$(2.20)	$(0.93)
Weighted average common shares used to compute net loss per share attributable to Xencor, Inc.
Basic and diluted	65,041,265	60,503,283	59,652,461
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(236,540)	$(133,296)	$(55,181)
Other comprehensive income (loss):
Net unrealized (loss) gain on marketable debt securities available-for-sale	(1,954)	8,243	(5,442)
Comprehensive loss	(238,494)	(125,053)	(60,623)
Comprehensive loss attributable non-controlling interest	(3,922)	(163)	—
Comprehensive loss attributable to Xencor, Inc.	$(234,572)	$(124,890)	$(60,623)

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid in-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Stockholders’ Equity	Shares	Amount
Balance, December 31, 2021	59,355,558	$595	$1,017,523	$(1,510)	$(283,104)	$—	$733,504
Issuance of common stock upon exercise of stock awards	195,485	2	3,608	—	—	—	3,610
Issuance of common stock under the Employee Stock Purchase Plan	105,597	1	2,091	—	—	—	2,092
Issuance of restricted stock units	341,073	3	(3)	—	—	—	—
Comprehensive loss	—	—	—	(5,442)	(55,181)	—	(60,623)
Stock-based compensation	—	—	48,913	—	—	—	48,913
Balance, December 31, 2022	59,997,713	601	1,072,132	(6,952)	(338,285)	—	727,496
Issuance of common stock upon exercise of stock awards	344,383	3	3,409	—	—	—	3,412
Issuance of common stock under the Employee Stock Purchase Plan	98,029	1	1,976	—	—	—	1,977
Issuance of restricted stock units	558,066	6	(6)	—	—	—	—
Contribution from non-controlling interest owners	—	—	—	—	—	500	500
Comprehensive income (loss)	—	—	—	8,243	(133,133)	(163)	(125,053)
Stock-based compensation	—	—	53,755	—	—	—	53,755
Balance, December 31, 2023	60,998,191	611	1,131,266	1,291	(471,418)	337	662,087
Sale of common stock and pre-funded warrants, net of issuance cost	8,093,712	81	189,098	—	—	—	189,179
Issuance of common stock upon exercise of stock awards	458,857	4	6,309	—	—	—	6,313
Issuance of common stock under the Employee Stock Purchase Plan	96,234	1	1,659	—	—	—	1,660
Issuance of restricted stock units	609,114	6	(6)	—	—	—	—
Comprehensive loss	—	—	—	(1,954)	(232,618)	(3,922)	(238,494)
Stock-based compensation	—	—	53,281	—	—	—	53,281
Balance, December 31, 2024	70,256,108	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
See accompanying notes to the financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Consolidated net loss	$(236,540)	$(133,296)	$(55,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,107	11,498	8,799
(Accretion of discount) amortization of premium on marketable debt securities	(16,044)	(13,635)	127
Stock-based compensation	53,281	53,755	48,913
Abandonment of capitalized intangible assets	2,329	1,267	1,510
Loss on disposal of assets	1,577	1,379	145
Gain on sale of available-for-sale marketable debt securities	(37)	—	—
Equity received in connection with license agreement	—	(10,000)	(5,397)
Change in fair value of equity securities	31,422	395	(23,434)
Impairment on equity securities	20,430	—	138
Noncash royalty revenue related to sale of future royalties	(66,906)	(14,575)	—
Noncash interest expense	36,593	6,153	—
Changes in operating assets and liabilities:
Accounts receivable	(32,673)	19,833	37,387
Interest receivable from marketable debt securities	(3,441)	(1,028)	(530)
Prepaid expenses and other assets	159	5,103	634
Income taxes	(4,484)	13,633	—
Accounts payable	2,845	3,826	(3,913)
Accrued expenses	(4,347)	4,836	(715)
Lease liabilities and ROU assets	1,541	3,250	22,976
Deferred revenue	—	(30,320)	(6,974)
Net cash (used in) provided by operating activities	(202,188)	(77,926)	24,485
Cash flows from investing activities
Proceeds from maturities of marketable debt securities available-for-sale	565,358	693,090	306,607
Proceeds from sale of marketable debt securities available-for-sale	24,696	—	—
Proceeds from sale of equity securities	6,640	—	—
Proceeds from sale of property and equipment	—	1	—
Purchase of marketable securities	(595,054)	(782,905)	(387,928)
Purchase of intangible assets	(3,415)	(2,803)	(4,910)
Purchase of property and equipment	(6,097)	(18,448)	(38,494)
Conversion of convertible note	—	—	5,000
Net cash used in investing activities	(7,872)	(111,065)	(119,725)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	201,256	—	—
Common stock and pre-funded warrants issuance costs	(12,077)	—	—
Proceeds from issuance of common stock upon exercise of stock awards	6,313	3,412	3,610
Proceeds from issuance of common stock from Employee Stock Purchase Plan	1,660	1,977	2,092
Proceeds from sale of future royalties	—	183,330	—
Proceeds from non-controlling interest	—	500	—
Net cash provided by financing activities	197,152	189,219	5,702
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,908)	228	(89,538)
Cash, cash equivalents, and restricted cash, beginning of year	54,170	53,942	143,480
Cash, cash equivalents, and restricted cash, end of year	$41,262	$54,170	$53,942

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$33	$22	$13
Taxes	6,100	—	700
Supplemental schedule of noncash activities
Net unrealized (loss) gain on marketable debt securities available-for-sale	$(1,954)	$8,243	$(5,442)
Addition of right-of-use asset	7,166	2,462	6,155

Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	40,875	$53,790	$53,942
Restricted cash	387	$380	$—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$41,262	$54,170	$53,942
See accompanying notes to the financial statements.

1. Summary of Significant Accounting Policies
Description of Business
Xencor, Inc. (we, us, our, or the Company) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. We use our protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. We advance these candidates into clinical-stage development, where we are conducting Phase 1 and Phase 2 studies for a broad portfolio of programs, to determine which programs we advance into later stages of development and potentially commercialization, which programs we partner to access complementary resources to optimize development, and which programs we discontinue.
Our operations are based in Pasadena, California and San Diego, California.
Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Xencor, Inc. and its subsidiary Gale Therapeutics Inc. (Gale), a variable interest entity (VIE) in which the Company is the primary beneficiary. As of December 31, 2024, the Company owned less than 100% of Gale, the Company recorded net loss attributable to non-controlling interests in its consolidated statements of loss equal to the percentage of the economic or ownership interests retained in Gale by the non-controlling party. In January 2025, Gale became a wholly-owned subsidiary of the Company and will be fully consolidated from the date on which control is transferred to the Company.
The Company’s consolidated financial statements as of December 31, 2024, 2023, and 2022 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States (U.S.).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, other comprehensive income (loss) and the related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to its accrued clinical trial and manufacturing development expenses, stock-based compensation expense, evaluation of intangible assets, investments, leases and other assets for evidence of impairment, fair value measurements, and contingencies. Significant estimates in these financial statements include estimates made for royalty revenue, interest expense under the royalty sale agreements, accrued research and development expenses, stock-based compensation expenses, intangible assets, incremental borrowing rate for right-of-use (ROU) asset and lease liability, estimated standalone selling price of performance obligations, estimated time for completing delivery of performance obligations under certain arrangements, the likelihood of recognizing variable consideration, the carrying value of equity instruments without a readily determinable fair value, and recoverability of deferred tax assets.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosures about significant segment expenses and additional interim disclosure requirements. The standard also requires a single reportable segment company to provide all disclosures required by Topic 280. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13 for the segment disclosures as required by Topic 280, as amended by ASU 2023-07.
Pronouncements Not Yet Effective
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which is effective for fiscal years beginning on and after December 15, 2026, and interim periods beginning after December 15, 2027. The standard requires disaggregated disclosure of income statement expenses for public business entities. It does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The Company does not anticipate that the standard will have a significant impact on its financial statements.
Variable Interest Entity
A VIE is a legal entity that, by design, 1) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, 2) has equity investors that lack the power to direct the entity's activities, 3) has investors with limited obligation to absorb expected losses, or 4) has investors who do not have the right to receive the residual returns of the entity. The primary beneficiary of a VIE is the party with the controlling financial interest and has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of the VIE, or the right to receive benefits of the VIE that could be potentially significant to the VIE.
On December 19, 2023, we entered into the Gale License and Gale Services Agreements, (as defined in Note 10). We consolidated Gale's financial statements in which we have direct controlling financial interest based on the VIE model.
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
Liability Related to the Sale of Future Royalties
We record a liability related to the sale of future royalties as debt, amortized under the effective interest rate method over the estimated life of the royalty sale agreements. See Note 11. The amortization of the liability related to the sale of future royalties is based on our current estimate of future royalty payments to be made to OMERS. Royalty revenue will be recognized as earned, and the payments made will be a reduction of the liability when paid.
Non-Cash Interest Expense on the Liability Related to the Sale of Future Royalties
The total expected royalty payments less the net proceeds received will be recorded as non-cash interest expense over the life of the liability. Interest is imputed on the unamortized portion using the effective interest method and expense is recorded based on the timing of the payments received by OMERS over the term of the royalty sale agreement. The actual interest rate will be affected by the timing of royalty payments made and changes in the forecasted revenue.
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
Deferred Revenue
Deferred revenue arises from payments received in advance of the culmination of the earnings process. We have classified deferred revenue for which we stand ready to perform within the next 12 months as a current liability. We recognize deferred revenue as revenue in future periods when the applicable revenue recognition criteria have been met. There was no deferred revenue reported at December 31, 2024 or 2023.
Accounts Receivable
Accounts receivable primarily consists of royalty and milestone revenues receivable from our license and collaboration agreements, as well as receivables arising from cost-sharing development activities. We did not record an allowance for credit losses at December 31, 2024 or 2023 due to an immaterial allowance as a result of our evaluation of credit risk under ASC 326, Financial Instruments - Credit Losses. We expect to collect all receivables within the terms, which are generally between 30 and 60 days.
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
Restricted Cash
As of December 31, 2024, we had an outstanding letter of credit (LOC) collateralized by a money market account of $0.4 million, to the benefit of the landlord related to our San Diego facility lease. The terms of the lease provide that the amount of the LOC will be reduced on a ratable basis over the term of the lease. The amount of the LOC was classified as long-term restricted cash as of December 31, 2024.
Marketable Debt and Equity Securities
We have an investment policy that includes guidelines on acceptable investment securities, minimum credit quality, maturity parameters, and concentration and diversification. We invest its excess cash primarily in marketable debt securities issued by investment grade institutions.

We consider our marketable debt securities to be available-for-sale and do not intend to sell these securities, and it is not more likely than not we will be required to sell the securities before recovery of the amortized cost basis. These assets are carried at fair value and any impairment losses and recoveries related to the underlying issuer’s credit standing are recognized within other income (expense), while non-credit related impairment losses and recoveries are recognized within accumulated other comprehensive income (loss). There were no impairment losses or recoveries recorded for the years ended in December 31, 2024 and 2023, respectively. Accrued interest on marketable debt securities is included in the marketable securities’ carrying value. Accrued interest was $5.7 million and $2.3 million at December 31, 2024 and 2023, respectively. Each reporting period, we review our portfolio of marketable debt securities, using both quantitative and qualitative factors, to determine if each security’s fair value has declined below its amortized cost basis. During the years ended December 31, 2024 and 2023, we recorded an unrealized loss of $2.0 million and an unrealized gain of $8.2 million, respectively, in our portfolio of marketable debt securities. The unrealized loss was due to the changing interest rate environment and is not due to changes in the credit quality of the underlying securities. The unrealized gain (loss) were recorded in other comprehensive income (loss) for the years then ended.
We receive equity securities in connection with certain licensing transactions with our partners. These investments in equity securities are carried at fair value with changes in fair value recognized each period and reported within other income (expense). For equity securities with a readily determinable fair value, we remeasure these equity investments at each reporting period until such time that the investment is sold or disposed. If the Company sells an investment, any realized gains or losses on the sale of the securities will be recognized within other income (expense) in the consolidated statement of loss in the period of sale.
We also have had investments in equity securities without a readily determinable fair value, where we elect the measurement alternative to record at their initial cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In connection with equity securities without readily determinable fair value, we recorded impairment charges of $20.4 million and $0.1 million, for the years ended December 31, 2024 and 2022, respectively. During the year ended December 31, 2023, we did not record an impairment charge. As of December 31, 2024, we do not hold any equity securities without a readily determinable fair value.
During the years ended December 31, 2024 and 2023, we recorded a net loss of $31.4 million and $0.4 million, respectively, in connection with its equity investments. During the year ended December 31, 2022, we recorded a net gain of $23.4 million.
Concentrations of Risk
Cash, cash equivalents, restricted cash, marketable debt securities and accounts receivable are financial instruments that potentially subject us to concentrations of risk. We invest our cash in corporate debt securities and U.S. sponsored agencies with strong credit ratings. We have established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates.
Cash, cash equivalents, and restricted cash are maintained at financial institutions, and at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2024 and 2023 approximated $40.8 million and $53.8 million, respectively.
Concentration of credit risk with respect to accounts receivable are from our licensing and collaboration agreements. To mitigate such risk, we monitor the amounts owed to us under such agreements. We have receivables with two customers that represent 76% of our total receivables and with three customers and service providers that represent 76% of our total receivables at December 31, 2024 and 2023, respectively. The receivables are related to cost share reimbursement and milestones and royalty revenues from our licensing and collaboration agreements. Payment on receivables relating to non-cash royalty revenue earned under the Ultomiris and Monjuvi Royalty Sale Agreements are made directly to OMERS. No other customer accounted for more than 10% of total receivables at December 31, 2024 or 2023.

We have payables with three service providers that represent 39% of our total payables and with two service providers that represented 38% of our total payables at December 31, 2024 and 2023, respectively. We rely on five critical suppliers for the manufacture of our drug product for use in our clinical trials. While we believe that there are alternative vendors available, a change in manufacturing vendors could cause a delay in the availability of drug product and result in a delay of conducting and completing our clinical trials. No other vendor accounted for more than 10% of total payables at December 31, 2024 or 2023.
Fair Value of Financial Instruments
Our financial instruments primarily consist of cash and cash equivalents, marketable debt and equity securities, accounts receivable, accounts payable, and accrued expenses. Marketable debt securities and cash equivalents are carried at fair value. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The fair value of the other financial instruments closely approximates their fair value due to their short maturities.
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
The Company measures the fair value of financial assets using the highest level of inputs that are reasonably available as of the measurement date. The assets recorded at fair value are classified within the hierarchy as follows for the periods reported (in thousands):

	December 31, 2024
	Total Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$26,180	$26,180	$—
Corporate Securities	142,873	—	142,873
Government Securities	522,931	—	522,931
Equity Securities	47,929	47,929	—
	$739,913	$74,109	$665,804

	December 31, 2023
	Total Fair Value	Level 1	Level 2

Money Market Funds in Cash and Cash Equivalents	$25,520	$25,520	$—
Corporate Securities	228,723	—	228,723
Government Securities	414,514	—	414,514
Equity Securities	42,210	42,210	—
	$710,967	$67,730	$643,237
Our policy is to record transfers of assets between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1 and Level 2.
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred, while renewals and improvements are capitalized. Useful lives by asset category are as follows:

Computers, software and equipment	3 - 5 years
Furniture and fixtures	5 - 7 years
Leasehold and tenant improvements	Shorter of asset life or remaining lease term
Patents, Licenses, and Other Intangible Assets
The cost of acquiring licenses is capitalized and amortized on the straight-line basis over the shorter of the term of the license or its estimated economic life, ranging from 1 to 20.2 years. Third-party costs incurred for acquiring patents are capitalized. Capitalized costs are accumulated until the earlier of the period that a patent is issued, or we abandon the patent claims. Cumulative capitalized patent costs are amortized on a straight-line basis from the date of issuance over the shorter of the patent term or the estimated useful economic life of the patent, ranging from 2 to 27 years. Our senior management, with advice from outside patent counsel, assesses three primary criteria to determine if a patent will be capitalized initially: i) technical feasibility, ii) magnitude and scope of new technical function covered by the patent compared to our existing technology and patent portfolio, particularly assessing the value added to our product candidates or licensing business, and iii) legal issues, primarily assessment of patentability and prosecution cost. We review our intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. During the years ended December 31, 2024, 2023, and 2022, we abandoned previously capitalized patent and licensing related charges of $2.3 million, $1.3 million, and $1.5 million, respectively.

The carrying amount and accumulated amortization of patents, licenses, and other intangibles is as follows (in thousands):

	December 31,
	2024	2023
Patents, definite life	$16,854	$15,340
Patents, pending issuance	10,396	9,723
Licenses and other amortizable intangible assets	2,430	4,007
Nonamortizable intangible assets (trademarks)	399	399
Total gross carrying amount	30,079	29,469
Accumulated amortization—patents	(9,742)	(8,663)
Accumulated amortization—licenses and other	(1,852)	(2,143)
Total intangible assets, net	$18,485	$18,663
Amortization expense for patents, licenses, and other intangible assets was $1.3 million, $1.3 million, and $1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Future amortization expense for patents, licenses, and other intangible assets recorded as of December 31, 2024, and for which amortization has commenced, is as follows:

Year Ended December 31,
(in thousands)
2025	$1,015
2026	1,037
2027	985
2028	849
2029	607
Thereafter	3,197
Total	$7,690
The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets, and other events. As of December 31, 2024, the Company has $10.4 million of intangible assets which are in-process and have not been placed in service, and accordingly amortization on these assets has not commenced.
Long-Lived Assets
Management reviews long-lived assets which include fixed assets, amortizable intangibles, and ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
We did not recognize a loss from impairment for the years ended December 31, 2024, 2023, or 2022.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Unrecognized tax benefits were $8.9 million at December 31, 2024 and 2023. We did not have any material unrecognized tax benefits at December 31, 2022.
Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense. Interest and penalties of $1.7 million have been recorded through the year ended December 31, 2024.
The Tax Cuts and Jobs Act of 2017 (TCJA) enacted on December 22, 2017 included several key provisions impacting the accounting for and reporting of income taxes. The most significant provisions reduced the U.S. corporate statutory tax rate from 35% to 21%, eliminated the corporate Alternative Minimum Tax (AMT) system, and made changes to the carryforward of net operating losses beginning on January 1, 2018. The TCJA changed the income tax treatment of research and development expenses requiring such costs to be capitalized and amortized over several years beginning effective January 1, 2022. We recorded income tax expense of $1.6 million, $13.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-Based Compensation
We recognize compensation expense using a fair-value-based method for costs related to all share-based payments, including stock options, restricted stock units (RSUs), and shares issued under our Employee Stock Purchase Plan (ESPP). Stock-based compensation cost related to employees, directors and consultants is measured at the grant date, based on the fair-value-based measurement of the award using the Black-Scholes method, and is recognized as expense over the requisite service period on a straight-line basis. We account for forfeitures when they occur. We recorded stock-based compensation and expense for stock-based awards to employees, directors, and consultants of approximately $53.3 million, $53.8 million, and $48.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Net Loss Per Share
Basic net loss per common share attributable to Xencor is computed by dividing the net loss attributable to Xencor by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net loss per common share attributable to Xencor is computed by dividing the net loss attributable to Xencor by the weighted-average number of common stock equivalents outstanding for the period. Potentially dilutive securities consisting of stock issuable pursuant to outstanding options and restricted stock units (RSUs), and stock issuable pursuant to the 2013 Employee Stock Purchase Plan (ESPP) are not included in the per common share calculation in periods when the inclusion of such shares would have an anti-dilutive effect.
Basic and diluted net loss per common share attributable to Xencor for the years ended December 31, 2024, 2023, and 2022, is computed by dividing the net loss attributable to Xencor by the weighted-average number of common shares outstanding during the period. In 2024, 2023, and 2022, we excluded all options and awards from the calculations of diluted net income per common share attributable to Xencor because we reported net losses in the period, and the inclusion of such shares would have had an antidilutive effect.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Basic and diluted:
Numerator:
Net loss attributable to Xencor, Inc.	$(232,618)	$(133,133)	$(55,181)
Denominator:
Weighted-average common shares outstanding	65,041,265	60,503,283	59,652,461
Basic and diluted net loss per common share attributable to Xencor, Inc.	$(3.58)	$(2.20)	$(0.93)
For the years ended December 31, 2024, 2023, and 2022, all outstanding potentially dilutive securities were excluded from the calculation as the effect of including such securities would have been anti-dilutive.
Segment Reporting
The Company determines its segment reporting based upon the way the business is organized for making operating decisions, allocating resources and assessing performance by the chief operating decision maker (CODM) or decision-making group. The Company has only one operating segment related to the development of pharmaceutical products. See Note 13 to these consolidated financial statements for additional discussion.
2. Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). For the years ended December 31, 2024, 2023, and 2022, the only component of other comprehensive income (loss) is net unrealized gain (loss) on marketable debt securities. There were no material reclassifications out of accumulated other comprehensive income (loss) during the year ended December 31, 2024.
3. Marketable Debt and Equity Securities
The Company’s marketable debt securities held as of December 31, 2024 and 2023 are summarized below:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$26,180	$—	$—	$26,180
Corporate Securities	142,688	185	—	142,873
Government Securities	523,769	647	(1,485)	522,931
	$692,637	$832	$(1,485)	$691,984

Reported as
Cash and cash equivalents				$26,180
Marketable debt securities				665,804
Total investments				$691,984

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Money Market Funds	$25,520	$—	$—	$25,520
Corporate Securities	228,382	342	(1)	228,723
Government Securities	413,553	1,037	(76)	414,514
	$667,455	$1,379	$(77)	$668,757

Reported as
Cash and cash equivalents				$25,520
Marketable debt securities				643,237
Total investments				$668,757
The maturities of the Company’s marketable debt securities as of December 31, 2024 are as follows:

	Amortized Cost	Estimated Fair Value
(in thousands)
Mature in one year or less	$408,337	$408,971
Mature within two years	258,120	256,833
	$666,457	$665,804
The unrealized losses on available-for-sale investments and their related fair values as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Government Securities	$42,794	$(115)	$223,961	$(1,370)

	December 31, 2023
	Less than 12 months		12 months or greater
	Fair value	Unrealized losses	Fair value	Unrealized losses
(in thousands)
Corporate Securities	$8,073	$(1)	$—	$—
Government Securities	66,546	(76)	—	—
	$74,619	$(77)	$—	$—
The unrealized losses from the available-for-sale securities are due to changes in the interest rate environment and not changes in the credit quality of the underlying securities in the portfolio.
The Company’s equity securities include securities with a readily determinable fair value and have included securities without a readily determinable fair value. Equity securities with a readily determinable fair value are carried at fair value with changes in fair value recognized each period and reported within other income (expense), net. For equity securities without a readily determinable fair value, the Company elects the measurement alternative to record these investments at their initial cost and evaluates such investments at each reporting period for evidence of impairment, or observable price changes in orderly transactions for the identical or similar investment of the same issuer.
In 2018, the Company received common and preferred stock in Astria Therapeutics, Inc. (Astria) (formerly Quellis Biosciences, Inc.) in connection with a licensing transaction.The Company recorded shares in Astria common stock at their fair value each reporting period, and the adjustment in the fair value of the Astria common stock was recorded in unrealized gain (loss) in equity securities. The Company recorded its investment in the shares of Astria preferred stock as an equity interest without a readily determinable fair value. The Company elected to record the original shares of preferred stock at their initial cost and to review the carrying value for impairment or other changes in carrying value at each reporting period. The Company subsequently recorded impairment charges of $0.1 million related to its investment in Astria’s preferred stock in 2022.
In 2023, the Company exchanged its preferred shares for additional shares of common stock in Astria. The common stock had a readily determinable fair value, and difference in the fair value of the common stock and the carrying value of the preferred stock was recorded as a gain in equity securities for the year ended December 31, 2023.
In 2024, the Company sold all of its 697,867 shares of common stock of Astria, and the Company no longer held any share of common stock of Astria as of December 31, 2024. The Company recognized realized gain of $1.3 million from the sale of the common stock for the year ended December 31, 2024. The Company recognized unrealized (loss) gain of $(4.3) million and $6.1 million related to its equity interest in Astria for the years ended December 31, 2023 and 2022, respectively.
In 2017, the Company received shares of common stock of INmune Bio, Inc. (INmune) and an option to acquire additional shares of INmune’s common stock in connection with a licensing transaction. The Company subsequently exchanged the option for additional shares of INmune common stock. The Company recorded the INmune common stock at its fair value each reporting period, and the adjustment in the fair value of the shares of INmune common stock was recorded in gain (loss) on equity securities. The Company recorded $(12.4) million, $9.3 million, and $(7.3) million of unrealized (loss) gain related to its investment in INmune for the years ended December 31, 2024, 2023, and 2022, respectively.
In 2021, the Company received shares of common stock of Viridian Therapeutics, Inc. (Viridian) in connection with a licensing transaction. In 2022, the Company received additional shares of common stock of Viridian in connection with a second licensing transaction. The shares of Viridian common stock are classified as equity securities with a readily determinable fair value, and the adjustment in the fair value of the shares of Viridian common stock was recorded in gain (loss) on equity securities. The Company recorded $(1.9) million, $(5.3) million, and $6.8 million of unrealized (loss) gain related to its investment in Viridian for the years ended December 31, 2024, 2023, and 2022, respectively.
In 2020, the Company received an equity interest in preferred stock in Zenas BioPharma (Cayman) Limited, now Zenas BioPharma, Inc. (Zenas) with a fair value of $16.1 million, in connection with the Zenas Agreement (defined below). The Company elected the measurement alternative to carry the Zenas equity at cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. In 2021, the Company received a warrant to receive equity from Zenas with a fair value of $14.9 million in connection with the Second Zenas Agreement (defined below). In addition, the Company purchased a convertible promissory note from Zenas.
In 2022, Zenas completed a financing transaction, pursuant to which a warrant to purchase Zenas equity that was held by the Company was automatically exercised, and a convertible promissory note issued to the Company by Zenas was automatically converted, with both converting into shares of Zenas’ preferred stock. After the financing transaction, the Company continued to record our investment in Zenas at fair value adjusted at each reporting period for impairment or other evidence of change in value. As a result of the Zenas financing transaction, the estimated fair value of our investment in equity securities increased by $17.9 million.
In 2023, Zenas initiated a Phase 3 trial, and the Company received a milestone payment of additional equity in preferred stock in Zenas with a fair value of $10.0 million. In the first half of 2024, the Company recorded an impairment charge of $20.4 million related to its investment in Zenas' preferred stock as a result of an impairment analysis using the measurement alternative for the valuation of a security without a readily determinable fair value.

On September 16, 2024, following the closing of Zenas’ initial public offering, the Company’s preferred stock in Zenas was automatically converted to 3,098,380 shares of common stock which were then classified as equity securities with a readily determinable fair value. The Company subsequently discontinued the use of the measurement alternative in valuing its equity interest in Zenas. The Company subsequently recorded an unrealized loss of $18.4 million for the year ended December 31, 2024.
Equity securities with a readily determinable fair value and their fair values (in thousands) as of December 31, 2024 and 2023 are as follows:

	Fair Value December 31, 2024	Fair Value December 31, 2023
Astria Common Stock	$—	$5,360
INmune Common Stock	8,805	21,231
Viridian Common Stock	13,748	15,619
Zenas Common Stock	25,376	—
	$47,929	$42,210
Equity securities without a readily determinable fair value and their carrying values (in thousands) as of December 31, 2024 and 2023 are as follows:

	Carrying Value December 31, 2024	Carrying Value December 31, 2023
Zenas Preferred Stock	—	64,210
Net (loss) gain recorded related to these equity securities are recorded under other income (expense). Below is a reconciliation of net gain (loss) recorded on equity securities (in thousands) during the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	2022

Net (loss) gain recorded on equity securities	$(31,422)	$(395)	$23,434
Less: Net gain recorded on sale of equity securities	1,280	—	—
Unrealized (loss) gain recorded on equity securities held at the reporting date	$(32,702)	$(395)	$23,434
4. Sale of Additional Common Stock
In September 2024, the Company completed an underwritten public offering pursuant to an automatic universal shelf registration statement on Form S-3 of 8,093,712 shares of common stock which included 1,458,600 shares issued pursuant to our underwriters’ exercise of their over-allotment option, as well as pre-funded warrants to purchase up to an aggregate of 1,458,600 shares of common stock with an exercise price of $0.01 per share. The Company received net proceeds of $189.2 million after deducting underwriting discounts, commissions, and offering expenses.

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2024	2023
	(in thousands)
Computers, software and equipment	$47,063	$49,782
Furniture and fixtures	128	158
Leasehold and tenant improvements	54,788	52,410
Total gross carrying amount	101,979	102,350
Less accumulated depreciation and amortization	(42,179)	(36,226)
Total property and equipment, net	$59,800	$66,124
Leasehold and tenant improvements consist primarily of leasehold construction at our Pasadena headquarters.
Depreciation expense related to property and equipment in 2024, 2023, and 2022 was $10.8 million, $10.1 million, and $7.4 million, respectively.
6. Income Taxes
Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the changes in valuation allowance. The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	513	11,472	672
State	1,104	2,190	1
	1,617	13,662	673
Deferred
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$1,617	$13,662	$673

A reconciliation of the federal statutory income tax to our effective income tax is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax	$(49,334)	$(25,123)	$(11,447)
State and local income taxes	(1,860)	(1,978)	(615)
Research and development credit	(12,124)	(15,816)	(9,366)
Stock-based compensation	4,712	3,132	3,384
Foreign-derived intangible income	—	(4,915)	(1,449)
Other	276	286	(74)
Change in state rate	1,661	(176)	44
Deferred tax adjustment	242	(1,199)	—
Net change in valuation allowance	56,390	57,313	20,196
Uncertain tax position	1,654	2,138	—
Income tax provision	$1,617	$13,662	$673
The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at December 31, 2024 and 2023 is presented below (in thousands):

	December 31,
	2024	2023
Deferred income tax assets
Net operating loss carryforwards	$36,355	$22,275
Research credits	48,419	36,535
Lease liability	14,956	13,640
Accrued compensation	21,274	19,168
Deferred revenue	28,123	36,106
Licensing costs	68	—
Equity securities impairment	4,470	—
Capitalized research and development costs	93,843	72,836
Gross deferred income tax assets	247,508	200,560
Valuation allowance	(227,267)	(170,450)
Net deferred income tax assets	20,241	30,110
Deferred income tax liabilities
Patent costs	(2,132)	(2,339)
Licensing costs	—	(143)
Capitalized legal costs	(2)	(6)
Depreciation	(9,272)	(10,659)
Right of use assets	(8,390)	(7,404)
Unrealized gain on securities	(445)	(9,559)
Gross deferred income tax liabilities	(20,241)	(30,110)
Net deferred income tax asset	$—	$—
The Tax Cuts and Jobs Act of 2017 (TCJA) was enacted in December 2017 and made substantial changes in the U.S. tax system. The significant changes made by the TCJA include a reduction in the maximum corporate income tax rate and the requirement that research and development costs incurred after December 31, 2021 to be capitalized and amortized over several years. We have recorded a deferred asset for each year ended December 31, 2024 and 2023, respectively, for such capitalized research and development costs. We have net deferred tax assets relating primarily to capitalized research and development costs, net loss carryforwards and research and development tax credit carryforwards. Due to the uncertainty surrounding the realization of the benefits of our deferred tax assets in future tax periods, we have placed a valuation allowance against our deferred tax assets at December 31, 2024 and 2023. The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company’s net deferred income tax asset is not more likely than not to be realized due to the lack of sufficient sources of future taxable income and cumulative losses that have resulted over the years. During the year ended December 31, 2024, the valuation allowance increased by $56.8 million. The Company is under examination for tax year 2022 by the Internal Revenue Service. Tax years starting in 2020 through 2021 and 2023 remain open to potential examination by the U.S. and state taxing authorities due to carryforwards of net operating losses and income tax credits.
As of December 31, 2024, we had cumulative net operating loss carryforwards for federal and state income tax purposes of $114.3 million and $176.9 million, respectively, and available tax credit carryforwards of approximately $26.0 million for federal income tax purposes and $28.4 million for state income tax purposes, which can be carried forward to offset future taxable income, if any. All of the federal net operating loss carryforwards were incurred prior to January 1, 2018, which are subject to carryforward limitations. To the extent allowed by law, taxing authorities may examine prior periods where net operating losses were carried forward and were claimed and offset against current year taxable income, and may make adjustments up to the amount of the net operating loss carryforward amount.
Our federal net operating loss carryforwards expire starting in 2027, and our state net operating loss carryforwards expire starting in 2035. Our federal tax credit carryforwards begin to expire in 2034. Utilization of our net operating loss and tax credit carryforwards are subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to the fact that we have experienced ownership changes. As a result of these changes, certain of our net operating loss and tax credit carryforwards may expire before we can use them.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at January 1	$8,905	$—	$—
Increase related to prior period tax positions	—	1,054	—
Increase related to current year tax positions	—	7,851	—
Balance at December 31	$8,905	$8,905	$—
Unrecognized tax benefits were $8.9 million at December 31, 2024 and 2023. We did not have any material uncertain tax positions at December 31, 2022. Our policy is to recognize interest and penalties on taxes, if any, as a component of income tax expense. The amount accrued for interest and penalties was $1.7 million as of December 31, 2024. Interest and penalties as of December 31, 2023 were not significant. If recognized, $8.3 million would affect the effective tax rate, subject to changes in the valuation allowance. We do not expect a significant change to unrecognized tax benefits in the next twelve months.
7. Stock-Based Compensation
In June 2023, the Company's Board of Directors (the Board) and shareholders approved the 2023 Plan, which became effective as of June 14, 2023, and superseded the 2013 Equity Incentive Plan (the 2013 Plan). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserve consists of 3,000,000 shares and the remaining available shares from the 2013 Plan as of the effective date of the 2023 Plan. In addition, any shares of common stock covered by awards granted under the 2013 Plan that terminate on or after June 14, 2023 by expiration, forfeiture, cancellation, or other means without the issuance of such shares will be added to the 2023 Plan reserve. The 2023 Plan does not include a provision for an automatic increase in shares, also known as an evergreen provision. As of December 31, 2024, the total number of shares of common stock available for issuance under the 2023 Plan was 18,367,000, which includes shares of common stock that were available for issuance under the 2013 Plan as of the effective date of the 2023 Plan.
During the year ended December 31, 2024, the Company awarded 2,401,251 options under the 2023 Plan to certain employees, consultants and non-employee directors. As of December 31, 2024, a total of 2,614,649 options were granted under the 2023 Plan. During the year ended December 31, 2024, the Company awarded 1,078,070 RSUs under the 2023 Plan to certain employees and non-employee directors. The standard vesting of these awards is generally in three equal annual installments and is contingent on continued employment terms. As of December 31, 2024, a total of 1,164,737 RSUs were granted under the 2023 Plan.
In November 2013, the Board and shareholders approved the 2013 Employee Stock Purchase Plan (2013 ESPP), which became effective as of December 5, 2013. Under the ESPP, the Company's employees may elect to have between 1% and 15% of their compensation withheld to purchase shares of the Company’s common stock at a discount. The ESPP had an initial two-year term that included four six-month purchase periods, and employee withholding amounts could be used to purchase Company stock during each six-month purchase period. The initial two-year term ended in December 2015 and, pursuant to the provisions of the ESPP, subsequent two-year terms began automatically upon the end of the previous term. The total number of shares that can be purchased with the withholding amounts are based on the lower of 85% of the Company’s common stock price at the initial offering date or 85% of the Company’s stock price at each purchase date.
As of December 31, 2024, the total number of shares of common stock available for issuance under the ESPP is 945,106. Under the 2013 ESPP, the total number shares of common stock available for issuance under the ESPP will automatically increase annually on January 1 by the lesser of (i) 1% of the total number of issued and outstanding shares of common stock as of December 31 of the immediately preceding year, or (ii) 621,814 shares of common stock. The automatic increase has expired, and the number of shares of common stock available for issuance under the ESPP was not increased on January 1, 2024. As of December 31, 2024, a total of 829,712 shares of common stock have been issued under the ESPP.
The Company extended vesting periods and expiration dates of equity awards for employees who retired in April 2024. There was a $3.1 million incremental expense as a result of the extension of the expiration dates, and there was a $1.2 million expense as a result of the extension of the vesting periods.
Total employee, director, and non-employee stock-based compensation expense recognized was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
General and administrative	$23,326	$19,239	$17,281
Research and development	29,955	34,516	31,632
	$53,281	$53,755	$48,913

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options	$31,147	$29,345	$29,758
ESPP	858	1,243	1,174
RSUs	21,276	23,167	17,981
	$53,281	$53,755	$48,913
Information with respect to stock options outstanding is as follows:

	December 31,
	2024	2023	2022
Exercisable options	8,493,123	7,761,829	6,679,948
Weighted average exercise price per share of exercisable options	$29.97	$28.79	$26.99
Weighted average grant date fair value per share of options granted during the year	$22.31	$30.02	$29.45
Options available for future grants	4,213,124	6,801,945	3,622,319
Weighted average remaining contractual life	5.89	6.03	6.30

The following table summarizes stock option activity for the years ended December 31, 2024, 2023, and 2022:

	Number of Shares	Weighted- Average Exercise Price (Per Share)(1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)(2)
Balances at December 31, 2021	8,676,329	$29.11	6.65	$100,057
Options granted	2,135,233	29.45
Options forfeited	(533,435)	34.09
Options exercised(3)	(195,485)	18.46
Balances at December 31, 2022	10,082,642	29.12	6.30	$27,141
Options granted	2,080,732	30.02
Options forfeited	(676,005)	33.19
Options exercised(3)	(344,383)	9.91
Balances at December 31, 2023	11,142,986	29.60	6.03	9,977
Options granted	2,401,251	22.31
Options forfeited	(715,299)	32.84
Options exercised(3)	(458,857)	13.76
Balances at December 31, 2024	12,370,081	$28.59	5.89	$10,386
As of December 31, 2024
Options vested and expected to vest	12,370,081	$28.59	5.89	$10,386
Exercisable	8,493,123	$29.97	4.64	$8,493
______________________________
(1)The weighted average exercise price per share is determined using exercise price per share for stock options.
(2)The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the fair value of our common stock for in-the-money options at December 31, 2024, 2023, and 2022.
(3)The total intrinsic value of stock options exercised was $3.8 million, $4.8 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company estimated the fair value of employee and non-employee option awards and ESPP using the Black-Scholes valuation model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. Management estimates the probability of non-employee awards being vested based upon an evaluation of the non-employee achieving their specific performance goals. The fair value of the RSU awards is determined based on the intrinsic value of the stock on the date of grant and will be recognized as stock-based compensation expense over the requisite service period.
Options are issued at the fair market value of the Company's stock on the date of grant.
The fair value of employee stock options and ESPP was estimated using the following weighted-average assumptions for the years ended December 31, 2024, 2023 and 2022:

Options
	2024	2023	2022
Common stock fair value per share	$17.78 - 26.84	$20.14- 36.02	$19.74 - 38.08
Expected volatility	49.32% - 51.92%	49.75% - 52.48%	51.51% - 54.36%
Risk-free interest rate	3.64% - 4.66%	3.50% - 4.55%	1.57% - 4.34%
Expected dividend yield	—	—	—
Expected term (in years)	4.76 - 7.65	6.00 - 6.59	6.00 - 7.65

ESPP
	2024	2023	2022
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	42.97% - 54.62%	38.24% - 55.72%	43.19% - 55.72%
Risk-free interest rate	4.22% - 5.40%	0.13% - 5.39%	0.13% - 4.72%
Expected dividend yield	—	—	—
The expected term of stock options represents the average period the stock options are expected to remain outstanding. The expected stock price volatility for our stock options for the years ended December 31, 2024, 2023, and 2022 was determined using the volatility of our stock on a national stock exchange.
The Company determined the average expected life of stock options based on the anticipated time period between the measurement date and the exercise date by examining the option holders’ past exercise patterns.
The risk-free interest rate assumption is based on the U.S. Treasury instruments for which the term was consistent with the expected term of our stock options.
The expected dividend assumption is based on our history and expectation of dividend payouts. The Company has not paid dividends and did not have any dividend payout at December 31, 2024.
The following table summarizes RSU activity for the years ended December 31, 2024, 2023, and 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value (Per Unit)
Unvested at December 31, 2021	826,148	$37.79
Granted	875,330	29.45
Vested	(341,073)	37.37
Forfeited	(127,854)	33.66
Unvested at December 31, 2022	1,232,551	32.41
Granted	994,351	30.33
Vested	(558,066)	33.61
Forfeited	(178,796)	31.64
Unvested at December 31, 2023	1,490,040	30.66
Granted	1,078,070	22.42
Vested	(609,114)	31.41
Forfeited	(175,201)	28.75
Unvested at December 31, 2024	1,783,795	$25.52
As of December 31, 2024 and 2023, the unamortized compensation expense related to unvested stock options was $45.2 million and $49.2 million, respectively. The remaining unamortized compensation expense will be recognized over the next 2.5 years and 2.4 years, respectively.
At December 31, 2024 and 2023, the unamortized compensation expense under our ESPP was $0.9 million and $1.8 million, respectively. The remaining unamortized expense will be recognized over the next 0.9 years and 1.9 years, respectively.
At December 31, 2024 and 2023, the unamortized compensation expense related to unvested RSUs was $27.2 million and $29.6 million, respectively. The remaining unamortized compensation expense will be recognized over the next 1.8 years and 1.9 years, respectively.

8. Leases
The Company has leased office and laboratory space in Monrovia, California under two separate leases; one lease expired in January 2023, and a second lease will expire in December 2025. The second lease includes an option to renew for an additional five years at then market rates, and the Company assessed that it is unlikely to exercise the lease term extension option. In January 2023, an 18-month lease for additional office space in Monrovia, California had expired.
The Company has leased additional office space in San Diego, California under two separate leases; one lease expired on December 31, 2023. In August 2023, the Company entered into a Sublease Agreement for office space in San Diego, California. The term of the Sublease Agreement began in September 2023 and ends in December 2027. In connection with the Sublease Agreement, the Company provided a $0.4 million Letter of Credit (LOC) to the landlord. The Letter of Credit will decline ratably over the term of the lease. In connection with the LOC, Company entered into a Cash Collateral Agreement for $0.4 million, which is classified as restricted cash in the consolidated balance sheets.
In June 2021, the Company entered into an Agreement of Lease (the Pasadena Lease) relating to 129,543 rentable square feet, for laboratory and office space, in Pasadena, California. The term of the Pasadena Lease became effective in two phases. The first phase commenced on July 14, 2021 and encompasses 83,083 square feet while the second phase commences no later than July 1, 2025 and encompasses an additional 46,460 square feet. The term of the Pasadena Lease is 13 years from the first phase commencement date. The Company received delivery of the first phase premises on July 1, 2021 and completed construction of office, laboratory, and related improvements in 2023. The Pasadena Lease provides the Company with improvement allowances of up to $17.0 million and $3.3 million in connection with the Phase 1 and Phase 2 building improvements, respectively. The initial base monthly rent is $386,336, or $4.65 per square foot, and includes increases of three percent annually. The Company will also be responsible for its proportionate share of operating expenses, tax expense, and utility costs.
In July 2021, the Pasadena Lease was amended to clarify the start date of the new lease to August 1, 2022 and to amend other provisions of the Pasadena Lease to reflect the new start date of the lease. In August 2022, the Halstead lease was amended to increase the amount of the tenant allowance by $5.0 million with a corresponding increase in total rental payments. The Company is eligible to receive total tenant allowance under the lease for the phase 1 space of $22.0 million and the initial base rent is increased to $416,246, or $5.01 per square foot.
The second phase premises were made available on December 1, 2022. In January 2024, the Company entered into an amendment, in which the Company was paid $0.7 million of tenant improvement allowance from the second phase for HVAC costs in the first phase.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2024 to the operating lease liabilities recorded on the balance sheet (in thousands):

Years ending December 31,
2025	$7,451
2026	9,238
2027	9,560
2028	9,076
2029	9,331
Thereafter	57,104
Total undiscounted lease payments	101,760
Less: Tenant allowance	(2,536)
Less: Imputed interest	(30,877)
Present value of lease payments	$68,347

Lease liabilities - short-term	$3,009
Lease liabilities - long-term	65,338
Total lease liabilities	$68,347
The following table summarizes lease costs, cash, and other disclosures for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022

Operating lease cost	$7,525	$8,459	$6,588
Variable lease cost	1,272	906	506
Total lease costs	$8,797	$9,365	$7,094
Cash paid for amounts included in
the measurement of lease liabilities	$3,545	$3,253	$2,869
Weighted-average remaining lease term
—operating leases (in years)	10.2	11.0	12.0
Weighted-average discount rate
—operating leases	7.0%	8.9%	8.9%
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

Guarantees
In the normal course of business, the Company indemnifies certain employees and other parties, such as collaboration partners and other parties that perform certain work on behalf of, or for the Company or take licenses to our technologies. The Company has agreed to hold these parties harmless against losses arising from our breach of representations or covenants, intellectual property infringement or other claims made against these parties in performance of their work with us.
These agreements typically limit the time within which the party may seek indemnification by us and the amount of the claim. It is not possible to prospectively determine the maximum potential amount of liability under these indemnification agreements since the Company has not had any prior indemnification claims on which to base the calculation. Further, each potential claim would be based on the unique facts and circumstances of the claim and the particular provisions of each agreement. The Company is not aware of any potential claims, and the Company did not record a liability as of December 31, 2024 and 2023.
10. Collaboration and Licensing Agreements
Following is a summary description of the material revenue arrangements, including arrangements that generated revenue in the period ended December 31, 2024, 2023, and 2022.
Alexion Pharmaceuticals, Inc.
In January 2013, the Company entered into an Option and License Agreement (the Alexion Agreement) with Alexion Pharmaceuticals, Inc. (Alexion). Under the terms of the agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology. Alexion exercised its rights to include our technology in ALXN1210, which is now marketed as Ultomiris®.
The Company is eligible to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates, or its sub licensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.
In 2022, the Company recorded royalty revenue of $29.4 million in connection with reported net sales of Ultomiris by Alexion.
On November 3, 2023, the Company entered into the Ultomiris Royalty Sale Agreement with OMERS, in which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris in exchange for an upfront payment of $192.5 million. Included in the proceeds is $29.5 million of accounts receivable that the Company sold for royalties and milestone receivable at September 30, 2023. For the year ended December 31, 2023, the Company earned and recognized $44.9 million in royalty revenue, $12.5 million of which was non-cash royalty revenue under the Ultomiris Royalty Sale Agreement. In addition, Alexion completed certain sales milestones for Ultomiris in 2023, and the Company received a milestone payment of $20.0 million.
For the year ended December 31, 2024, the Company recognized $58.2 million of non-cash royalty revenue under the Ultomiris Royalty Sale Agreement.
The total revenue recognized under this arrangement was $58.2 million, $64.9 million, and $29.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company recorded a receivable of $16.1 million for royalties due related to the Ultomiris Royalty Sale Agreement and there is no deferred revenue related to the Alexion Agreement. Payment of this receivable will be made directly to OMERS.
Amgen Inc.
In September 2015, the Company entered into a research and license agreement (the Amgen Agreement) with Amgen Inc. (Amgen) to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology. Amgen has advanced one of the discovery programs, xaluritamig, into Phase 3 clinical development. The Company is eligible to receive future regulatory and sales milestones for the xaluritamig program and royalties on any global net sales of approved products. In December 2024, Amgen initiated a Phase 3 study of xaluritamig, and the Company recorded milestone revenue of $30.0 million.
The Company recognized $30.0 million of revenue for the year ended December 31, 2024. No revenue was recognized for the year ended December 31, 2023 or 2022. As of December 31, 2024, there is a receivable of $30.0 million, but there is no deferred revenue related to the Amgen Agreement.
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
In 2022, Astellas advanced ASP2138 into clinical development and initiated a Phase 1 study, and the Company received a $5.0 million milestone.
No revenue was recognized for the year ended December 31, 2024 or 2023. The Company recognized $5.0 million of revenue for the year ended December 31, 2022 under the Astellas Agreement. There is no deferred revenue as of December 31, 2024.
Genentech, Inc., and F. Hoffmann-La Roche Ltd.
In February 2019, the Company entered into a collaboration and license agreement (the Genentech Agreement) with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, Genentech) for the development and commercialization of novel IL-15 collaboration products (Collaboration Products), including efbalropendekin alfa (XmAb306), the Company’s IL-15/IL15Rα-Fc candidate.
Under the terms of the Genentech Agreement, Genentech received an exclusive worldwide license to XmAb306 and the Company shares in 45% of development and commercialization costs of Collaboration Products, and the Company is eligible to share in 45% of net profits and losses from the sale of approved products. In the fourth quarter of 2023, the Company agreed with Genentech to convert our current development cost and profit-sharing arrangement into a royalty and milestone payment-based arrangement. Pursuant to the terms of the amended agreement with Genentech, effective June 1, 2024, Genentech assumed sole responsibility over all clinical, regulatory and commercial activities. The Company is eligible to receive up to $600.0 million in milestones, including $115.0 million in development milestones, $185.0 million in regulatory milestones and $300.0 million in sales-based milestones and tiered royalties ranging from low double-digit to mid-teens percentages.
The Company determined that the transaction price of the Genentech Agreement at inception was $120.0 million consisting of the upfront payment, and allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $111.7 million allocated to the license to XmAb306, $4.1 million allocated to the additional program and $4.2 million allocated to the research services. The performance obligations have been met during the periods between 2019 and 2021 and revenues have been recognized.
No revenue was recognized for the years ended December 31, 2024, 2023, and 2022 from the Genentech Agreement. As of December 31, 2024, there was a $0.8 million receivable related to cost-sharing development activities during the second half of 2024. There is no deferred revenue as of December 31, 2024.
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
The Company recognized $6.0 million in milestone revenue for the year ended December 31, 2023. No revenue was recognized for the years ended December 31, 2024 and 2022. There is no deferred revenue as of December 31, 2024 related to the Gilead Agreement.
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
Pursuant to the J&J Agreement, upon development of a bispecific candidate by J&J through proof of concept, the Company has the right to opt-in to fund 20% of development costs and to perform 30% of detailing efforts in the U.S. If the Company exercises this right, the Company will be eligible to receive tiered royalties in the low-double digit to mid-teen percentage range.
The Company allocated the transaction price to the single performance obligation, delivery of CD28 bispecific antibodies to J&J and recognized the $50.0 million transaction price as it satisfied its performance obligation to deliver CD28 bispecific antibodies to J&J in 2021.
In 2023, J&J completed filing of regulatory submission for a CD28 candidate and initiated Phase 1 clinical trial, and the Company received $17.5 million in milestone payments.
Second J&J Agreement
On October 1, 2021, the Company entered into a second Collaboration and License Agreement (the Second J&J Agreement) with J&J pursuant to which J&J received an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 development candidate, and the Company will collaborate with J&J on further clinical development of plamotamab with J&J and share development costs with J&J paying 80% and the Company paying 20% of certain development costs. The Second J&J Agreement became effective on November 5, 2021.
In June 2024, J&J notified the Company that it was terminating its rights to plamotamab.
Under the terms of the Second J&J Agreement, Xencor and J&J will also conduct research and development activities to discover novel CD28 bispecific antibodies. The parties will conduct joint research activities for up to a two-year period to discover XmAb bispecific antibodies against CD28 and undisclosed B cell tumor-targets with J&J receiving exclusive worldwide rights, subject to certain Xencor opt-in rights, to develop, manufacture and commercialize pharmaceutical products that contain one or more of such discovered antibodies (CD28 Licensed Antibodies). The Company is generally responsible for conducting research activities under the Second J&J Agreement, and J&J is generally responsible for all development, manufacturing, and commercialization activities for CD28 Licensed Antibodies that are advanced. Upon completion of the research activities J&J will have options to advance up to four identified candidates for development and commercialization. The activities will be conducted under a research plan agreed to by both parties. J&J will assume full responsibility for development and commercialization of the CD28 bispecific antibody candidate. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.
The Company evaluated the Second J&J Agreement under the provisions of ASC 606. The Company identified two performance obligations under the Second J&J Agreement: (1) the license to the plamotamab program and (2) research services during a two-year period to create up to four CD28 bispecific candidates targeting B-cell antigens. The Company determined that the transaction price of the Second J&J Agreement at inception was $96.1 million consisting of the $100.0 million upfront payment reduced by the $3.9 million discount on the proceeds received from the sale of Company common stock to J&J. The Company allocated the transaction price to each of the separate performance obligations using the relative standalone selling price with $58.5 million allocated to the license to the plamotamab program and $37.6 million allocated to the research services.
The Company recognized the $58.5 million allocated to the license when it satisfied its performance obligation and transferred the license to J&J in November 2021.
The $37.6 million allocated to the research services is being recognized over a period of time through the end of the research term that services are rendered as the Company determined that the input method is the appropriate approach to recognize income for such services. The Company completed its performance obligations under the research services in December 2023.
During 2023, J&J exercised its options on three CD28 candidates developed under the collaboration, and it completed regulatory submissions for a selected candidate and initiated a Phase 1 study for it. During the year ended December 31, 2023, the Company received $30.0 million in milestone revenue and recognized $30.3 million in revenue related to completion of the research services. A total of $7.0 million and $0.3 million of revenue related to the research services were recognized in the years ended December 31, 2022 and 2021, respectively.
No revenue was recognized for the year ended December 31, 2024. The Company recognized $77.8 million and $7.0 million of revenue related to the two J&J agreements for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, there was a $3.1 million receivable related to cost-sharing development activities during the second and third quarters of 2024, prior to the termination of plamotamab. There is no deferred revenue as of December 31, 2024 related to our obligation to complete research activities under the two J&J Agreements.
MorphoSys AG/Incyte Corporation
In June 2010, the Company entered into a Collaboration and License Agreement with MorphoSys AG (MorphoSys), which was subsequently amended in March 2012, 2020 and 2024 (collectively, the MorphoSys Agreement). The MorphoSys Agreement provides MorphoSys with an exclusive worldwide license to the Company’s patents and know-how to research, develop, and commercialize the Company’s XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory, and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties.
On November 3, 2023, the Company entered into the Monjuvi Royalty Sale Agreement with OMERS, pursuant to which OMERS acquired the rights to certain royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi in exchange for an upfront payment of $22.5 million. The upfront payment included $2.2 million of accounts receivable the Company recorded as a royalty receivable at September 30, 2023. The payment for the receivable was received by OMERS. For the year ended December 31, 2023, the Company earned and recognized $8.7 million in royalty revenue, $2.1 million of which was non-cash royalty revenue under the Monjuvi Royalty Sale Agreement.
In February 2024, Incyte Corporation acquired exclusive global development and commercialization rights to tafasitamab. For the year ended December 31, 2024, the Company recognized $8.7 million of non-cash royalty revenue under the Monjuvi Royalty Sale Agreement.
The Company recognized a total of $8.7 million, $8.7 million, and $7.8 million of royalty revenue on net sales of Monjuvi for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the Company has no deferred revenue related to the MorphoSys Agreement and has recorded a receivable of $2.1 million for royalties due related to the Monjuvi Royalty Sale Agreement. Payment of this receivable will be made directly to OMERS.

Novartis Institute for Biomedical Research, Inc.
In June 2016, the Company entered into a Collaboration and License Agreement (Novartis Agreement) with Novartis Institutes for BioMedical Research, Inc. (Novartis), to develop and commercialize bispecific and other Fc engineered antibody drug candidates using the Company’s proprietary XmAb technologies and drug candidates. Pursuant to the Novartis Agreement, the Company provided Novartis with a non-exclusive license to certain of its Fc technologies to apply against up to ten targets identified by Novartis (Fc candidates).
In June 2021, Novartis selected an Fc candidate and received a non-exclusive license to the Company’s Fc technology. Novartis assumed full responsibility for development and commercialization of the licensed Fc product candidate. The Company is eligible to receive development, clinical, and sales milestones and royalties on net sales of approved products for the licensed Fc candidate. During the year ended December 31, 2024, Novartis initiated a Phase 2 clinical study for the Fc candidate, and the Company recognized $4.0 million of milestone revenue.
The Company recognized $4.0 million of revenue during the year ended December 31, 2024. No revenue was recognized during the years ended December 31, 2023 and 2022. As of December 31, 2024, the Company has no deferred revenue and has recorded a $4.0 million receivable related to the Novartis Agreement.
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
During 2023, Omeros advanced a candidate that incorporates the Company's Xtend Fc technology into a Phase 2 clinical study, and the Company received a $5.0 million milestone.
The Company recognized $5.0 million of revenue related to the Omeros Agreement for the year ended December 31, 2023. There was no revenue recognized for the years ended December 31, 2024 and 2022. There is no deferred revenue as of December 31, 2024 related to the Omeros Agreement.
Shanghai Mabgeek Biotech Co., Ltd.
On December 22, 2023, the Company entered into a Technology License Agreement with Shanghai Mabgeek Biotech Co., Ltd. (Mabgeek), and the Company and Mabgeek entered into Amendment No. 1 on June 21, 2024 (collectively, the Mabgeek Agreement). Under the Mabgeek Agreement, the Company received an upfront payment of $1.5 million and up to $11.9 million of milestones. In addition, the Company is eligible to receive royalties on the net sales of approved products in the low-single digit percentage range.
The Company evaluated the Mabgeek Agreement and determined that the single performance obligation was access to a non-exclusive license to certain patents of the Company which were transferred to Mabgeek in June 2024.
The Company recognized $1.5 million of license revenue related to the Mabgeek Agreement for the year ended December 31, 2024. There is no deferred revenue as of December 31, 2024 related to the Mabgeek Agreement.
Vega Therapeutics, Inc.
In October 2021, the Company entered into a Technology License Agreement (the Vega Agreement) with Vega Therapeutics, Inc. (Vega), in which the Company provided Vega a non-exclusive license to its Xtend Fc technology. In March 2024, Vega notified the Company that it initiated a Phase 1 study, and the Company recorded milestone revenue of $0.5 million.

The Company recognized $0.5 million of revenue for the year ended December 31, 2024. No revenue was recognized for the the years ended December 31, 2023 and 2022. There is no deferred revenue as of December 31, 2024 related to the Vega Agreement.
Vir Biotechnology, Inc.
In 2019, the Company entered into a Patent License Agreement (the Vir Agreement) with Vir Biotechnology, Inc. (Vir) pursuant to which the Company provided a non-exclusive license to its Xtend technology for up to two targets.
In March 2020, the Company entered into a second Patent License Agreement (the Second Vir Agreement) with Vir pursuant to which the Company provided a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir developed as potential treatments for patients with COVID-19. Under the terms of the Second Vir Agreement, Vir is responsible for all research, development, regulatory and commercial activities for the antibody, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. Vir and its marketing partner, GSK, began recording sales for sotrovimab beginning in June 2021. In 2024, 2023, and 2022, the Company recognized royalty revenue of $0.6 million, $2.2 million, and $114.9 million, respectively, related to this agreement.
In October 2022, Vir completed dosing of the first patient in Phase 2 study for VIR-2482, and the Company recorded $0.5 million revenue in connection with this milestone event.
The Company recognized $0.6 million, $2.2 million, and $115.4 million of revenues related to the two Vir Agreements for the years ended December 31, 2024, 2023, and 2022, respectively. There is no deferred revenue as of December 31, 2024 related to this agreement. As of December 31, 2024, the Company has recorded a receivable of $0.5 million for royalties due related to the Second Vir Agreement.
Zenas BioPharma, Inc.
In November 2020, the Company entered into a License Agreement (the Zenas Agreement) with Zenas BioPharma (Cayman) Limited, now Zenas BioPharma, Inc., (Zenas) pursuant to which the Company granted Zenas exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates. The Company received an upfront payment in equity in Zenas with a fair value of $16.1 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.
In November 2021, the Company entered into a second License Agreement (Second Zenas Agreement) with Zenas, in which the Company licensed the exclusive worldwide rights to develop and commercialize the Company’s obexelimab (XmAb5871) drug candidate. The Company received a warrant to acquire additional equity in Zenas with a fair value of $14.9 million, and the Company is eligible to receive royalties on net sales of approved products in the mid-single digit to mid-teen percentage range.
The total transaction price is $14.9 million, which includes the upfront payment for a warrant to acquire up to 15% of the equity of Zenas in connection with a future financing at its fair value at the date of the Second Zenas Agreement. The Second Zenas Agreement includes variable consideration for potential future royalties that were contingent on future success factors for the licensed programs. The Company used the “most likely amount” method to determine the variable consideration. None of the royalties were included in the transaction price. The Company will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.
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
In 2023, Zenas initiated a Phase 3 study with obexelimab, and the Company received additional equity in Zenas as a milestone payment. The Company recorded milestone revenue of $10.0 million, which is the fair value of the equity shares at the date of issuance.

No revenue was recognized for the year ended December 31, 2024 and 2022. The Company recognized $10.0 million of revenue related to the two Zenas Agreements for the years ended December 31, 2023. There is no deferred revenue as of December 31, 2024 related to the two Zenas Agreements.
Third-Party Licensee
In May 2024, the Company entered into a Patent License Agreement (Third-Party Licensee Agreement) with a third-party licensee. The Company completed delivery of the performance obligation under the agreement, and the Company received a payment of $7.0 million in August 2024.
The Company recognized $7.0 million of license revenue for the year ended December 31, 2024. There is a no deferred revenue as of December 31, 2024 related to the Third-Party Licensee Agreement.
Technology License Agreement and Services Agreement with Gale Therapeutics Inc.
In the fourth quarter of 2023, the Company formed a subsidiary, Gale, to develop novel drug candidates with its Fc technologies. On December 19, 2023, the Company entered into the Technology License Agreement (Gale License Agreement) and a Service Agreement (Gale Services Agreement) with Gale. Under the Gale License Agreement, Gale received an exclusive license to certain preclinical candidates and related Xencor technologies. The Company also has an option on future compounds Gale will develop. Under the Gale Services Agreement, the Company will provide research and development services as well as accounting and administrative support.
Pursuant to the Gale Agreement, the Company acquired a majority stake in Gale in exchange for $7.5 million of funding. The Company is deemed to be the primary beneficiary of Gale, a VIE, and they are under common control; therefore, the assets, liabilities and non-controlling interests of Gale are initially recorded at their previous carrying amounts, with no adjustment to current fair values and no gain or loss is recognized. In July 2024, September 2024, and November 2024, we entered into preferred stock purchase agreements to purchase additional shares in Gale for $3.0 million each, for a total of $9.0 million. In January 2025, Gale became a wholly-owned subsidiary of the Company and will be fully consolidated from the date on which control is transferred to the Company.
The value of the preclinical assets and technology had no value on Xencor's financial statements, and the license to Gale at inception had no carrying value. The Company did not recognize license revenue related to the transfer for the year ended December 31, 2023. Total charges under the Services Agreement during 2024 and 2023 of $12.4 million and $1.0 million, respectively, have been eliminated in consolidation.

Revenue Earned
The $110.5 million, $174.6 million, and $164.6 million of revenue recorded for the years ended December 31, 2024, 2023, and 2022, respectively, were earned principally from the following licensees (in millions):

	Year Ended December 31,
	2024	2023	2022
Alexion*	58.2	64.9	29.4
Amgen	30.0	—	—
Astellas	—	—	5.0
Gilead	—	6.0	—
Janssen	—	77.8	7.0
Mabgeek	1.5	—	—
MorphoSys/Incyte*	8.7	8.7	7.8
Novartis	4.0	—	—
Omeros	—	5.0	—
Vega	0.5	—	—
Vir	0.6	2.2	115.4
Zenas	—	10.0	—
Third Party Licensee	7.0	—	—
Total	$110.5	$174.6	$164.6
*Includes non-cash royalty revenue from the Ultomiris and Monjuvi Royalty Sale Agreements.
The table below summarizes the disaggregation of revenue recorded for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Research collaboration	$—	$30.3	$7.0
Milestone	34.5	88.5	5.5
Licensing	8.5	—	—
Royalties	0.6	41.2	152.1
Non-cash royalties	66.9	14.6	—
Total	$110.5	$174.6	$164.6
Remaining Performance Obligations and Deferred Revenue
The Company does not have any remaining performance obligation under the Company's arrangements as of December 31, 2024 or 2023. As of December 31, 2022, the Company had deferred revenue of $30.3 million. The Company's performance obligation as of December 31, 2022 was completing research activities pursuant to the Second J&J Agreement. All of the deferred revenue was classified as short term as of December 31, 2022, as the Company’s obligations to perform research services were due on demand when requested by J&J under the Second J&J Agreement.
11. Sale of Future Royalties
Ultomiris Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Ultomiris Royalty Sale Agreement. Pursuant to the Ultomiris Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties and milestones earned after

July 1, 2023 associated with the existing license relating to Ultomiris® (ravulizumab-cwvz) in exchange for an upfront payment of $192.5 million.
Pursuant to the Ultomiris Royalty Sale Agreement and subject to the Company’s existing license with Alexion, OMERS acquired the right to receive: (i) 100% of royalties payable on past and potential sales related to Ultomiris that occur from July 1, 2023 through December 31, 2025; (ii) up to $35.0 million annually in royalties on potential sales related to Ultomiris that occur from January 1, 2026 through December 31, 2028 with any royalties in excess of $35.0 million reverting to the Company; (iii) up to $12.0 million annually in royalties on potential sales related to Ultomiris that occur from and after January 1, 2029, with any royalties in excess of $12.0 million reverting to the Company; and (iv) $18.0 million of a certain potential sales based milestone payment pursuant to the existing license with Alexion. OMERS would have paid an additional $12.0 million in 2024 to the Company if certain potential sales-based milestones had been reached.
The Company determined that $29.5 million of the upfront payment is for a recorded receivable for royalties and a milestone payment earned in the third quarter of 2023 and $163.0 million is for the sale of future royalties. The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470. As of December 31, 2024, the estimated effective rate under the agreement was 21.1%. The Company periodically reassesses the estimate of total future royalty payments and prospectively adjusts the imputed interest rate and related amortization if the estimate is materially different. For the years ended December 31, 2024 and 2023, the Company recognized $58.2 million and $12.5 million of non-cash royalty revenue, respectively. For the years ended December 31, 2024 and 2023, the Company recorded $33.2 million and $5.5 million of non-cash interest expense, respectively.
Monjuvi Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Monjuvi Royalty Sale Agreement. Pursuant to the Monjuvi Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi®/Minjuvi® (tafasitamab-cxix) in exchange for an upfront payment of $22.5 million.
Pursuant to the Monjuvi Royalty Sale Agreement and subject to the Company’s existing license with MorphoSys, OMERS acquired the right to receive up to $29.3 million in royalties earned after July 1, 2023 related to sales of Monjuvi/Minjuvi, with any royalties in excess of $29.3 million paid to OMERS reverting to the Company.
The Company determined that $2.2 million of the upfront payment is for a recorded receivable for royalties earned in the third quarter of 2023 and $20.3 million is from the sale of future royalties. The Company evaluated the arrangement and determined that the proceeds from the sale of future royalties should be classified as debt according to ASC 470. As of December 31, 2024, the estimated effective rate under the agreement was 17.5%. The Company periodically reassesses the estimate of total future royalty payments and prospectively adjusts the imputed interest rate and related amortization if the estimate is materially different. For the years ended December 31, 2024 and 2023, the Company recognized $8.7 million and $2.1 million of non-cash royalty revenue, respectively. For the years ended December 31, 2024 and 2023, the Company recorded $3.4 million and $0.7 million of non-cash interest expense, respectively.

The following table shows the activities within debt for both Ultomiris and Monjuvi Royalty Agreements for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance of debt related to sale of future royalties	$189,483	$—
Proceeds from sale of future royalties	—	183,330
Royalties owed to OMERS	834	—
Royalties paid to OMERS	(63,304)	—
Non-cash interest expense recognized	36,593	6,153
Ending balance of debt related to sale of future royalties	$163,606	$189,483

Debt - short-term	48,447	27,711
Debt - long-term	115,159	161,772
Total debt	$163,606	$189,483
12. 401(k) Plan
The Company has a 401(k) plan covering all full-time employees. Employees may make pre-tax and Roth contributions up to the maximum allowable by the Internal Revenue Code. Effective April 1, 2023, the Company contributes 100% of the first 2.0% of participating employees’ contribution and 50% of the next 5.0% of participating employees’ contribution, for a maximum of 4.5% of employer contribution. Prior to the change, the Company contributed 100% of the first 1.0% of participating employees’ contribution and 50% of the next 6.0% of participating employees’ contribution, for a maximum of 4.0% of employer contribution. Participants are immediately vested in their employee contributions; employer contributions are vested over a three-year period with one-third for each year of a participating employee’s service. Employer contributions made for the years ended December 31, 2024, 2023, and 2022 were $1.6 million, $1.7 million, and $1.4 million, respectively.
13. Segment Reporting
The Company operates as a single reportable segment focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. The Company's chief executive officer, who is the CODM, uses financial information as reported on, and derived from, the consolidated statements of loss in evaluating performance, allocating resources, and planning and forecasting for future periods. The CODM also uses financial information as reported on research and development expenses by program, as disclosed in Item 7. The CODM does not review segment assets at a different asset level or category than the consolidated balance sheets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures" as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses related to the design of controls related to the Company's review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement as part of our non-routine transactions and the design of controls related to the evaluation of certain tax legislation. These material weaknesses led to the restatement of our audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024. On February 24, 2025, we filed an Annual Report on Form 10-K/A for the year ended December 31, 2023 and Quarterly Reports on Form 10-Q/As for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024.
Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our controls and procedures were not effective as of December 31, 2024, and notwithstanding the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO) in Internal Control-Integrated Framework. Based on that assessment and using the COSO criteria, our management, Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described above.
Material Weaknesses Remediation Efforts
We previously reported a material weakness in our internal control over financial reporting related to the Company's design and operating deficiencies in the impairment analysis of our investment in an equity security without a readily determinable fair value, as described in "Item 4. Controls and Procedures" of our Form 10-Q/A for the quarter ended March 31, 2024. That material weakness has been remediated.
As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee. Since the material weaknesses related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties as part of our non-routine transactions analysis and design of controls related to the evaluation of certain tax legislation were identified, management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.
We are actively addressing the material weakness related to the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement. Activities include the following: (1) continue to implement a more rigorous analysis of non-routine transactions, (2) on highly technical and complex accounting transactions, continue to improve our process to identify and select qualified third-party advisors and (3) continue to enhance our review of capabilities and work performed by third-party advisors specifically related to the review of accounting guidance for complex non-routine transactions.
We are also actively addressing the material weakness related to the design of controls related to the evaluation of certain tax legislation which includes: (1) continue to enhance our review of capabilities and work performed by third-party advisors related to the review of tax advice and (2) continue, on a quarterly basis, to review income tax legislative changes and their impact to our financial statements with our tax expert.
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
Changes in Internal Control over Financial Reporting
Other than the remediation actions described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation in Internal Control over Financial Reporting
RSM US LLP, our independent registered public accounting firm, has audited our financial statements for the year ended December 31, 2024 and has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Annual Report.
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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
The other information required by this item and not set forth above will be set forth in our 2025 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.
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
Item 15. Exhibits, Financial Statement Schedules
1.Financial Statements. We have filed the following documents as part of this Annual Report:
2.Financial Statement Schedules. All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this Annual Report.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on September 12, 2024).

4.3#	Description of Securities.

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

10.6*#	Form of Option Agreement.

10.7*#	Form of Restricted Stock Unit Agreement.

10.8*
Third Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.9*	Severance Agreement, dated May 26, 2016 by and between the Company and Bassil Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.10*	Severance Agreement, dated May 26, 2016 by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.11*	Employment Agreement dated August 5, 2019 by and between the Company and Celia Eckert (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 25, 2020).

10.12*
Executive Employment Agreement Addendum dated November 7, 2023 by and between the Company and Celia Eckert (incorporated by reference in Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 8, 2023).

10.13*	Employment Agreement dated April 7, 2023 by and between the Company and Nancy Valente (incorporated by reference in Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on May 9, 2024).

10.14*
Executive Employment Agreement Addendum dated November 7, 2023 by and between the Company and Nancy Valente (incorporated by reference in Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 8, 2023).

10.15
Executive Employment Agreement Addendum No. 2 dated June 1, 2024 by and between the Company and Nancy Valente (incorporated by reference in Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 5, 2024).

10.16*	Employment Agreement dated March 11, 2024 by and between the Company and Bart Jan Cornelissen (incorporated by reference in Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on May 9, 2024).

10.17	Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.18	Lease dated January 1, 2015 by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on January 5, 2015).

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

10.21
Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 5, 2020).

10.22
Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 6, 2020).

10.23
Fifth Amendment to Lease, dated October 31, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.24
Sixth Amendment to Lease, dated November 14, 2022, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.25
Agreement of Lease, dated April 30, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.26
First Amendment to Lease, dated July 13, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on August 4, 2021).

10.27
Second Amendment to Lease, dated August 2, 2022, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on November 7, 2022).

10.28
Third Amendment to Lease, dated January 26, 2024, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference in Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on May 9, 2024).

10.29^#	Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG.

10.30^#	First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG.

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

10.33	Fourth Amendment to the License Agreement by and between the Company and MorphoSys AG (incorporated by reference in Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on May 9, 2024).

10.34^#	Research and License Agreement effective September 15, 2015 between the Company and Amgen Inc.

10.35
First Amendment to the Research and License Agreement, dated November 22, 2019, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the SEC on February 23, 2021).

10.36†
Amendment No. 1, dated September 21, 2016, to the Collaboration and License Agreement by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on November 2, 2016).

10.37†
Collaboration and License Agreement, dated June 26, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on August 3, 2016).

10.38
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

10.40
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

10.42†
First Amendment to Option and License Agreement dated June 14, 2019 by and between the Company and Alexion Pharma Holding (as successor to Alexion Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.42 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.43†
Second Amendment to Option and License Agreement dated November 28, 2022 by and between the Company and Alexion Pharma International Operations Limited (as successor to Alexion Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed with the SEC on February 27, 2023).

10.44
Sales Agreement dated February 27, 2023 by and between the Registrant and SVB Securities LLC (incorporated by reference in Exhibit 1.2 to the Company's Form S-3ASR filed with the SEC on February 27, 2023).

10.45^
Amended and Restated Collaboration and License Agreement, executed on November 14, 2023 and effective as of June 1, 2024, by and between the Company and Genentech, Inc. and F. Hoffmann-La Roche Ltd (incorporated by reference in Exhibit 10.47 to the Company's Form 10-K filed with the SEC on February 29, 2024).

10.46
Royalty Purchase Agreement, entered into on November 3, 2023, by and between Xencor, Inc. and OCM Life Sciences Portfolio LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2023).

10.47
Royalty Purchase Agreement, entered into on November 3, 2023, by and between Xencor, Inc. and OCM Life Sciences Portfolio LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2023).

10.48	Consulting Agreement by and between the Company and John J. Kuch, dated April 19, 2024 (incorporated by reference in Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 5, 2024).

19#	Insider Trading Policy.

21.1#	List of Subsidiaries of Xencor, Inc.

23.1#	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

24#	Power of Attorney (included on signature page herein).

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1#**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Xencor, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed with the SEC on February 29, 2024).

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Schema Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Xencor, Inc.

Date: February 26, 2025	By:	/s/ BASSIL I. DAHIYAT, PH.D.
Bassil I. Dahiyat, Ph.D. President & Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Bassil I. Dahiyat, Ph.D. and Bart Jan Cornelissen, and each of them acting individually, his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 26, 2025
Bassil I. Dahiyat, Ph.D.

/s/ BART JAN CORNELISSEN	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
Bart Jan Cornelissen

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 26, 2025
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 26, 2025
Kurt Gustafson

/s/ KEVIN C. GORMAN, PH.D.	Director	February 26, 2025
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 26, 2025
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 26, 2025
Ellen G. Feigal, M.D.

/s/ DAGMAR ROSA-BJORKESON	Director	February 26, 2025
Dagmar Rosa-Bjorkeson

/s/ BARBARA KLENCKE	Director	February 26, 2025
Barbara Klencke