Form 10-Q
period 2025-03-31
Xencor Inc
filed 2025-05-07
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2025
Common stock, par value $0.01 per share	71,170,754

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.
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
•our partners’ abilities to advance drug candidates into, and successfully complete, clinical trials;
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
These forward-looking statements reflect management’s current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,675	$40,875
Marketable debt securities	381,021	408,971
Marketable equity securities	48,870	47,929
Accounts receivable	37,785	60,849
Prepaid expenses and other current assets	13,920	18,977
Total current assets	521,271	577,601
Property and equipment, net	58,808	59,800
Patents, licenses, and other intangible assets, net	13,363	18,485
Restricted cash	284	387
Marketable debt securities - long term	272,815	256,833
Right-of-use asset	37,650	38,341
Other assets	498	498
Total assets	$904,689	$951,945
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,191	$16,759
Accrued expenses	16,063	19,217
Lease liabilities	3,640	3,009
Liabilities related to the sales of future royalties	52,542	48,447
Total current liabilities	88,436	87,432
Uncertain tax position payable	10,358	9,990
Lease liabilities, net of current portion	64,184	65,338
Liabilities related to the sales of future royalties, net of current portion	101,837	115,159
Total liabilities	264,815	277,919
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 71,136 and 70,256 shares at March 31, 2025 and December 31, 2024, respectively.	712	703
Additional paid-in capital	1,391,261	1,381,607
Accumulated other comprehensive income (loss)	355	(663)
Accumulated deficit	(752,454)	(704,036)
Total stockholders’ equity attributable to Xencor, Inc.	639,874	677,611
Noncontrolling interest	—	(3,585)
Total noncontrolling interest and stockholders’ equity	639,874	674,026
Total liabilities and stockholders’ equity	$904,689	$951,945
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Collaborations, milestones, and royalties	$32,732	$15,997
Operating expenses:
Research and development	58,578	56,873
General and administrative	17,337	13,787
Total operating expenses	75,915	70,660
Operating loss	(43,183)	(54,663)

Other income (expense):
Interest income	7,538	8,548
Interest expense	(8,665)	(9,676)
Gains on equity securities, net	941	2,325
Asset impairment charges	(4,865)	(20,650)
Other, net	(31)	—
Total other expense	(5,082)	(19,453)

Loss before income tax expense and noncontrolling interest	(48,265)	(74,116)
Income tax expense	367	—
Net loss including noncontrolling interest	(48,632)	(74,116)
Net loss attributable to noncontrolling interest	(214)	(676)
Net loss attributable to Xencor, Inc.	$(48,418)	$(73,440)

Net loss per share attributable to Xencor, Inc. (basic and diluted)	$(0.66)	$(1.20)
Weighted-average shares used in calculating (basic and diluted)	73,667	61,212

Other comprehensive loss, net of tax:
Net unrealized gains (losses) on marketable debt securities	1,018	(1,445)
Comprehensive loss	$(47,614)	$(75,561)
Less: comprehensive loss attributable to the noncontrolling interest	(214)	(676)
Comprehensive loss attributable to Xencor, Inc.	$(47,400)	$(74,885)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	12,213	—	—	—	12,213
Exercise of stock options	189	2	2,972	—	—	—	2,974
Issuance of restricted stock units	691	7	(7)	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	1,018	—	—	1,018
Purchase of noncontrolling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(48,418)	(214)	(48,632)
Balance at March 31, 2025	71,136	$712	$1,391,261	$355	$(752,454)	$—	$639,874

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,998	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Stock-based compensation	—	—	11,421	—	—	—	11,421
Exercise of stock options	153	1	1,786	—	—	—	1,787
Issuance of restricted stock units	484	5	(5)	—	—	—	—
Net unrealized losses on marketable debt securities	—	—	—	(1,445)	—	—	(1,445)
Net loss	—	—	—	—	(73,440)	(676)	(74,116)
Balance at March 31, 2024	61,635	$617	$1,144,468	$(154)	$(544,858)	$(339)	$599,734
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(48,632)	$(74,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,693	3,035
Accretion of discount on marketable debt securities	(2,126)	(6,911)
Stock-based compensation	12,213	11,421
Gain on sale of marketable debt securities	—	(3)
Change in fair value of equity securities	(941)	(2,325)
Asset impairment charges	4,865	20,650
Non-cash royalty revenue	(18,232)	(15,468)
Non-cash interest expense on liability related to the sale of future royalties	8,664	9,665
Loss on disposal of assets	—	6
Changes in operating assets and liabilities:
Accounts receivable	23,405	2,976
Prepaid expenses and other assets	5,057	1,974
Accounts payable	(568)	2,097
Accrued expenses	(3,154)	(10,073)
Operating lease, net	168	213
Others	368	—
Net cash used in operating activities	(16,220)	(56,859)

Cash flows from investing activities
Purchase of marketable securities	(103,873)	(136,532)
Purchase of patents	—	(929)
Purchase of property and equipment	(1,444)	(132)
Proceeds from maturities of marketable securities	118,985	159,942
Proceeds from sale of marketable securities	—	9,969
Net cash provided by investing activities	13,668	32,318

Cash flows from financing activities
Proceeds from the exercises of stock options	2,974	1,787
Cash paid to acquire noncontrolling interest	(1,725)	—
Net cash provided by financing activities	1,249	1,787

Net decrease in cash, cash equivalents, and restricted cash	(1,303)	(22,754)
Cash, cash equivalents, and restricted cash, beginning of period	41,262	54,170
Cash, cash equivalents, and restricted cash, end of period	$39,959	$31,416

Supplemental disclosure of cash flow information
Interest paid	$1	$11
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Xencor, Inc. (the “Company”) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. The Company leverages its protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. These candidates are advanced into clinical-stage development, where the Company is conducting Phase 1 studies across a broad portfolio of programs. Based on the results of these studies, the Company determines which programs to advance into later-stage development and potential commercialization, which to partner in order to access complementary resources, and which to discontinue.
Consolidation and Basis of Presentation
The interim consolidated financial statements of Xencor, Inc. are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
The interim consolidated financial statements include the accounts of Xencor, Inc. and Gale Therapeutics Inc. (“Gale”), a variable interest entity for which the Company is the primary beneficiary. Up through January 20, 2025, the Company owned or was exposed to less than 100% of the economics and accordingly, the Company recorded net loss attributable to noncontrolling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party. On January 20, 2025, the Company obtained 100% of the economic interests in Gale and no longer recognizes a noncontrolling interest in its consolidated financial statements as of March 31, 2025. Effective April 29, 2025, Gale was merged into the Company, and as a result, the Company assumed all of Gale’s liabilities and obligations.
Income Tax
The Company recorded $0.4 million of income tax expense for the three months ended March 31, 2025. There is no income tax provision for the three months ended March 31, 2024. As of March 31, 2025, the Company’s deferred income tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
The Company does not expect any recently issued accounting standards, other than those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024, to have a material impact on its financial results.

2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Alexion	$15,469	$12,601
Incyte	15,263	2,867
Vega	—	500
Vir Bio	2,000	29
Total	$32,732	$15,997
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Milestone	$14,500	$500
Royalties	18,232	15,497
Total	$32,732	$15,997
Alexion Pharmaceuticals, Inc. (“Alexion”)
In January 2013, the Company entered into an Option and License Agreement (the “Alexion Agreement”) with Alexion. Under the terms of the Alexion Agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use the Company’s Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.
Under the Alexion Agreement, no further milestone payments are expected. The Company is entitled to receive royalties based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sublicensees, which percentage is in the low single digits. Alexion’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable product in such country.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Ultomiris Royalty Sale Agreement”) with OCM Life Sciences Portfolio LP (“OMERS”), under which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris.
Under the Alexion Agreement, the Company recognized $15.5 million and $12.6 million of non-cash royalty revenue during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company recorded $15.9 million in accounts receivable based on estimated royalties due under the arrangement and no deferred revenue. Payment of this receivable will be made directly to OMERS. See Note 6.
Incyte Corporation (“Incyte”)
In June 2010, the Company entered into a Collaboration and License Agreement (the “MorphoSys Agreement”) with MorphoSys AG (“MorphoSys”). Under the MorphoSys Agreement, the Company granted MorphoSys an exclusive worldwide license to its patents and know-how to research, develop and commercialize the XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. In February 2024, Incyte assumed all of MorphoSys’ right, title and interest in the MorphoSys Agreement and acquired exclusive global development and commercialization rights to tafasitamab. If certain developmental, regulatory and sales milestones are achieved, the Company is eligible to receive future milestone payments and royalties from Incyte.
The United States Food and Drug Administration (FDA) accepted Incyte’s submission of a supplemental biologics license application in February 2025, triggering a $12.5 million milestone payment to the Company which was paid in the second quarter of 2025. There was no deferred revenue related to this agreement as of March 31, 2025.
Under the MorphoSys Agreement, the Company is eligible to receive up to $123.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.

On November 3, 2023, the Company entered into a royalty sale agreement (the “Monjuvi Royalty Sale Agreement”) with OMERS, under which OMERS acquired the rights to certain royalties associated with the existing license relating to Incyte.
Under the MorphoSys Agreement, the Company recognized $2.8 million and $2.9 million of non-cash royalty revenue during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company recorded $2.6 million in accounts receivable based on estimated royalties due under the arrangement and no deferred revenue. Payment of this receivable will be made directly to OMERS. See Note 6.
Vega Therapeutics, Inc. (“Vega”)
In October 2021, the Company entered into a Technology License Agreement (the “Vega Agreement”) with Vega, granting Vega a non-exclusive license to its Xtend Fc technology. In March 2024, Vega initiated a Phase 1 study, triggering a $0.5 million milestone payment, which was recognized as revenue.
No revenue was recognized under the Vega Agreement for the three months ended March 31, 2025.
Under the Vega Agreement, the Company is eligible to receive up to $30.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
Vir Biotechnology, Inc. (“Vir Bio”)
In 2019, the Company entered into a Patent License Agreement (the “Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to its Xtend technology for up to two targets. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to the Company, which was recorded as a receivable as of March 31, 2025.
In March 2020, the Company entered into a second Patent License Agreement (the “Second Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to its Xtend technology to extend the half-life of novel antibodies Vir Bio developed as potential treatments for patients with COVID-19, including sotrovimab. Under the terms of the Second Vir Bio Agreement, Vir Bio is responsible for all research, development, regulatory and commercial activities for the antibodies, and the Company is eligible to receive royalties on the net sales of approved products in the mid-single digit percentage range. Vir Bio and its marketing partner, GSK, began recording sales for sotrovimab beginning in June 2021.
The Company recognized nominal amounts of royalty revenue for the three months ended March 31, 2024, and there is no deferred revenue related to the Vir Bio or Second Vir Bio Agreements.
Under the Vir Bio Agreement, the Company is eligible to receive up to $152.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
3. Marketable Debt and Equity Securities
Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$26,601	$—	$—	$26,601
Corporate securities	67,957	106	—	68,063
Government securities	585,513	989	(729)	585,773
	$680,071	$1,095	$(729)	$680,437

Reported as
Cash equivalents				$26,601
Marketable debt securities				653,836
Total				$680,437

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$26,180	$—	$—	$26,180
Corporate securities	142,688	185	—	142,873
Government securities	523,769	647	(1,485)	522,931
	$692,637	$832	$(1,485)	$691,984

Reported as
Cash equivalents				$26,180
Marketable debt securities				665,804
Total				$691,984
The following table summarizes the contract maturities of the Company’s marketable debt securities as of March 31, 2025:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$380,837	$381,021
Mature within two years	272,633	272,815
Total	$653,470	$653,836
The Company did not record any impairment losses on its marketable debt securities during the three months ended March 31, 2025 and 2024.
Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	March 31, 2025
	Fair Value at December 31, 2024	Unrealized Gains (Losses)	Fair Value at March 31, 2025
	(in thousands)
INmune Bio, Inc.	$8,805	$5,921	$14,726
Viridian Therapeutics, Inc.	13,748	(4,081)	9,667
Zenas BioPharma, Inc.	25,376	(899)	24,477
	$47,929	$941	$48,870

	December 31, 2024
	Fair Value at December 31, 2023	Unrealized Losses	Fair Value at December 31, 2024
	(in thousands)
INmune Bio, Inc.	$21,231	$(12,426)	$8,805
Viridian Therapeutics, Inc.	15,620	(1,872)	13,748
Zenas BioPharma, Inc.	43,780	(18,404)	25,376
	$80,631	$(32,702)	$47,929
Net unrealized gains on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations, were $0.9 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.
No impairment losses on marketable equity securities were recognized for the three months ended March 31, 2025. An impairment loss of $20.7 million was recorded for the three months ended March 31, 2024, based on an analysis performed under the measurement alternative for a security without a readily determinable fair value.

4. Fair Value of Measurements
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements of Part II, “Item 8. Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2024.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of March 31, 2025 and December 31, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	March 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$26,601	$26,601	$—	$—
Marketable debt securities:
Corporate securities	68,063	—	68,063	—
Government securities	585,773	—	585,773	—
Marketable equity securities	48,870	48,870	—	—
Total financial assets	$729,307	$75,471	$653,836	$—

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$26,180	$26,180	$—	$—
Marketable debt securities:
Corporate securities	142,873	—	142,873	—
Government securities	522,931	—	522,931	—
Marketable equity securities	47,929	47,929	—	—
Total financial assets	$739,913	$74,109	$665,804	$—

5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2025	December 31, 2024
	(in thousands)
Computers, software and equipment	$43,810	$43,068
Furniture and fixtures	128	128
Leasehold improvements	51,566	51,566
Construction in progress	7,919	7,217
Total gross carrying amount	103,423	101,979
Less: accumulated depreciation and amortization	(44,615)	(42,179)
Property and equipment, net	$58,808	$59,800
Depreciation and amortization expense for property and equipment for the three months ended March 31, 2025 and 2024 was $2.4 million and $2.7 million, respectively.
Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	March 31, 2025	December 31, 2024
	(in thousands)
Patents	$14,476	$16,854
Licenses and other intangible assets	2,081	2,430
Total finite-lived assets	16,557	19,284
Indefinite-lived assets	7,925	10,795
Total gross carrying amount	24,482	30,079
Accumulated amortization	(11,119)	(11,594)
Total patents, licenses, and other intangible assets, net	$13,363	$18,485
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense was $0.3 million for each of the three months ended March 31, 2025 and 2024. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. The Company recorded the asset impairment charges of $4.9 million during the three months ended March 31, 2025, related to its decision in the first quarter of 2025 to pause further development of certain programs and prioritize resources toward advancing other pipeline programs. As a result, associated patents related to the paused programs were impaired. No such charges were recorded during the same period in 2024.

The following table presents the estimated future amortization expense related to definite-lived assets as of March 31, 2025:

Amortization Expense
Year ending December 31,	(in thousands)
For the remainder of 2025	$604
2026	883
2027	831
2028	699
2029	453
2030 and thereafter	1,968
Total	$5,438
Accrued Expense
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued R&D expenses	$5,388	$2,324
Accrued payroll and benefits	7,946	14,849
Other	2,729	2,044
Total accrued expenses	$16,063	$19,217

6. Liabilities Related to the Sales of Future Royalties
Ultomiris Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Ultomiris Royalty Sale Agreement. Pursuant to the Ultomiris Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties and milestones earned after July 1, 2023 associated with the existing license relating to Ultomiris® (ravulizumab-cwvz) in exchange for an upfront payment of $192.5 million. Pursuant to the Ultomiris Royalty Sale Agreement and subject to the Company’s existing license with Alexion, OMERS acquired the right to receive: (i) 100% of royalties payable on past and future sales related to Ultomiris that occur from July 1, 2023 through December 31, 2025; (ii) up to $35.0 million annually in royalties on future sales related to Ultomiris that occur from January 1, 2026 through December 31, 2028, with any royalties in excess of $35.0 million reverting to the Company; (iii) up to $12.0 million annually in royalties on future sales related to Ultomiris that occur from and after January 1, 2029, with any royalties in excess of $12.0 million reverting to the Company; and (iv) $18.0 million of a certain future sales based milestone payment pursuant to the existing license with Alexion.
Monjuvi Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Monjuvi Royalty Sale Agreement. Pursuant to the Monjuvi Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties earned after July 1, 2023 associated with the existing license relating to Monjuvi®/Minjuvi® (tafasitamab-cxix) in exchange for an upfront payment of $22.5 million. Pursuant to the Monjuvi Royalty Sale Agreement and subject to the Company’s existing license with Incyte, OMERS acquired the right to receive up to $29.3 million in royalties earned after July 1, 2023 related to sales of Monjuvi/Minjuvi, with any royalties in excess of $29.3 million paid to OMERS reverting to the Company.
The Company has evaluated the terms of both Ultomiris and Monjuvi Royalty Sale Agreements and concluded, in accordance with the relevant accounting guidance, that the Company accounted for both transactions as debt and the proceeds recorded as liabilities related to the sale of future royalties on its consolidated balance sheets.
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the liabilities related to the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions such as future sales forecasts and other significant events. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of March 31, 2025, the estimated effective interest rates were 23.0% and 17.5% for Ultomiris and Monjuvi Royalty Sale Agreements, respectively.
The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	March 31, 2025	December 31, 2024
	(in thousands)
Beginning balance	$163,606	$189,483
Royalties owed to OMERS	—	834
Royalties paid to OMERS	(17,891)	(63,304)
Non-cash interest expense recognized	8,664	36,593
Ending balance	$154,379	$163,606

Current liabilities	$52,542	$48,447
Long-term liabilities	101,837	115,159
Total	$154,379	$163,606
7. Commitments and Contingencies
Litigation
From time to time, the Company may be subject to claims and legal proceedings arising in the ordinary course of business. The Company evaluates each matter and assesses its potential financial exposure. If the potential loss from a legal proceeding is considered probable and the amount can be reasonably estimated, the Company records an accrual for the estimated loss. Because the outcome of legal proceedings is inherently uncertain, significant judgment is required in assessing the likelihood of a loss and whether the amount is reasonably estimable. The Company’s assessments and any recorded accruals are based on information available at the time of evaluation. As additional information becomes available, the Company re-evaluates its estimates and may adjust recorded liabilities accordingly.
The Company is currently a party to an action initiated by Merus N.V. (“Merus”) in the District of Delaware alleging that the Company’s manufacture, use, offer for sale, sale and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against the Company on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the Asserted Patents). Merus seeks a judgment of patent infringement, an order enjoining the Company from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, the Company filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which the Company argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Merus filed its response to the Company’s motion on October 31, 2024, and the Company replied to Merus’ response on November 14, 2024. Both Merus and the Company requested a hearing for the motion to dismiss. On February 11, 2025, the Company filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Appeal Board seeking a finding that certain claims of those patents are unpatentable. The Company believes it has strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement, but there is no guarantee that the Company will prevail.
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s balance sheets as of March 31, 2025 and December 31, 2024.

In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’ delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of March 31, 2025
Common Stock	$0.01	200,000,000	71,136,529	71,136,529
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2024
Common Stock	$0.01	200,000,000	70,256,108	70,256,108
Preferred Stock	$0.01	10,000,000	—	—
On February 27, 2023, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-270030) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the "Shelf Registration Statement"). The Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the Shelf Registration Statement. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 27, 2026.
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the Company’s Shelf Registration Statement and the prospectus supplement filed pursuant to Rule 424(b) relating to the ATM Offering, dated February 27, 2023. As of March 31, 2025, no shares have been issued under the Sales Agreement.
On September 12, 2024, the Company completed an underwritten public offering pursuant to the Company’s Shelf Registration Statement. In the offering, the Company sold pre-funded warrants to purchase up to 3,088,888 shares of common stock at a purchase price of $17.99 per pre-funded warrant, for an aggregate value of approximately $55.6 million. The outstanding pre-funded warrants are exercisable at any time and do not have an expiration date.
9. Leases
Monrovia, California: The Company leases office and laboratory space in Monrovia, California, which lease expires in December 2025. The lease contains an option to renew for one additional five-year term. The Company has assessed that it is unlikely to exercise this option to renew and therefore, it is not included in right-of-use assets and liabilities as of March 31, 2025.
Pasadena, California: In June 2021, the Company entered into a lease agreement for laboratory and office space in Pasadena, California, with a lease term through July 2035 and no renewal option. The lease includes two phases: Phase 1 commenced on August 1, 2022, and Phase 2 commenced on December 1, 2022.
The lease provides tenant improvement allowances of up to $17.0 million for Phase 1 and $3.3 million for Phase 2. In August 2022, the lease was amended to provide an additional $5.0 million in Phase 1 improvement allowance in exchange for an increase in rent.
San Diego, California: In August 2023, the Company entered into a sublease agreement for office space in San Diego, California, with a lease term from September 2023 through December 2027. As part of the sublease, the Company issued a $0.4 million letter of credit to the landlord, secured by a cash collateral account classified as restricted cash on the consolidated balance sheets. The amount of the letter of credit will decrease over the lease term.

The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2025	December 31, 2024
		(in thousands)
Operating lease assets	Right-of-use assets	$37,650	$38,341
Current operating lease liabilities	Lease liabilities	3,640	3,009
Non-current operating lease liabilities	Lease liabilities, net of current portion	64,184	65,338
The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2025:

Year	Amounts
(in thousands)
For the remainder of 2025	$5,736
2026	6,702
2027	9,560
2028	9,076
2029	9,331
2030 and thereafter	57,105
Total	97,510
Less: Imputed interest	(29,686)
Total operating lease liabilities (includes current portion)	$67,824
The following table presents lease costs, supplemental cash flow and other information:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$1,881	$1,881
Variable lease cost	308	830
Total lease costs	$2,189	$2,711

Right-of-use assets adjusted in exchange for amended operating lease liabilities	$—	$7,166
Cash paid for amounts included in the measurement of lease liabilities	$880	$1,070

Weighted-average remaining lease term (in years)	10.0	10.9
Weighted-average discount rate (%)	7.0%	7.0%
10. Stock Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). As of March 31, 2025, the total number of shares of common stock reserved for issuance under the 2023 Plan is 17,486,579.
In addition, the Company’s Board and stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective on December 5, 2013. As of March 31, 2025, the total number of shares of common stock available for issuance under the ESPP is 945,106.

The following table presents a summary of awards outstanding:

	March 31, 2025
	2013 Plan	2023 Plan	Total
Stock options	9,606,092	4,121,224	13,727,316
RSUs	269,246	1,755,046	2,024,292
	9,875,338	5,876,270	15,751,608
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
General and administrative	$4,931	$4,699
Research and development	7,282	6,722
	$12,213	$11,421

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	$6,652	$6,873
RSUs	5,312	4,342
ESPP	249	206
	$12,213	$11,421
Stock Option Awards
The following table presents a summary of the stock option activity for the three months ended March 31, 2025:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,370,081	$28.59	5.89	$10,386
Granted	1,564,848	14.13
Forfeited	(18,419)	27.67
Exercised	(189,194)	15.72
Outstanding at March 31, 2025	13,727,316	$27.12	6.24	$—
Exercisable at March 31, 2025	9,013,400	$29.99	4.84	$—
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2025 and 2024 was $0.5 million and $1.3 million, respectively.
As of March 31, 2025, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $50.9 million will be recognized in the Company’s results of operations over a weighted average period of 2.6 years.

The following table provides the assumptions used in the calculation of grant date fair values of these stock options based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2025	2024
Expected term (in years) (1)	6.4	6.4
Expected volatility (2)	50.8%	50.0%
Risk-free interest rate (3)	4.09%	4.12%
Expected dividend yield (4)	—%	—%
Weighted-average grant date fair value per share	$14.13	$22.81
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.
(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2024	1,783,795	$25.52
Granted	942,982	14.17
Vested	(691,227)	27.37
Forfeited	(11,258)	24.82
Outstanding as of March 31, 2025	2,024,292	$19.54
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
As of March 31, 2025, there was $34.9 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	42.97% - 54.62%	43.0%
Risk-free interest rate	4.22% - 5.40%	4.71% - 5.39%
Expected dividend yield	—%	—%
As of March 31, 2025, the pre-tax compensation expense for all outstanding shares issued under the Company’s ESPP in the amount of $0.7 million will be recognized in the Company’s results of operations over a weighted average period of 0.7 years.

11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Numerator:
Net loss attributable to Xencor, Inc.	$(48,418)	$(73,440)
Denominator:
Weighted-average basic shares outstanding	73,667	61,212
Effect of dilutive securities	—	—
Weighted-average diluted shares outstanding	73,667	61,212

Basic and diluted net loss per share	$(0.66)	$(1.20)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Options	158,652	440,561
Restricted stock units	541,610	376,500
Total	700,262	817,061
12. Segment Reporting
The Company operates as a single reportable segment focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. Segment profit or loss is measured as the net loss reported in the Company’s consolidated statements of operations and comprehensive loss. Segment revenue consists of royalties and milestone payments derived from collaboration and licensing agreements. See Note 2. Segment assets is represented by total assets as reported on the Company’s consolidated balance sheets.
The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (CODM). The CODM evaluates performance, allocates resources and conducts planning and forecasting using financial information as presented in the consolidated statements of operations. In addition, the CODM reviews research and development expenses by program.

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
Milestone	$14,500	$500
Royalties	18,232	15,497
Total revenues	$32,732	$15,997
Operating expenses:
Research and development:
External research and development expenses	$27,241	$25,734
Internal research and development expenses	24,055	24,417
Stock based compensation	7,282	6,722
Total research and development	58,578	56,873
General and administrative	17,337	13,787
Total operating expenses	$75,915	$70,660
Operating loss	$(43,183)	$(54,663)
Net loss attributable to Xencor, Inc.	$(48,418)	$(73,440)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$4,810	$2,949
XmAb808 (B7-H3 x CD28)	2,196	2,391
XmAb541 (CLDN6 x CD3)	2,141	—
Plamotamab (CD20 x CD3)	1,546	—
XmAb942 (Xtend TL1A)	2,402	2,901
XmAb657 (CD19 x CD3)	4,399	—
Other programs including research and early stage	2,092	6,809
Wind down costs of terminated programs	7,655	10,684
Total external R&D expenses	$27,241	$25,734
Internal R&D expenses and stock based compensation	31,337	$31,139
Total R&D expenses	$58,578	$56,873
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
Company Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and other serious diseases, who have unmet medical needs. We use our protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. We advance these candidates into clinical-stage development, where we are conducting Phase 1 studies for a broad portfolio of programs, to determine which programs we advance into later stages of development and potentially commercialization, which programs we partner to access complementary resources to optimize development, and which programs we discontinue.
Our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and control antibody structure. The Fc domain is constant and interchangeable among antibodies, and our engineered Fc domains can be readily substituted for natural Fc domains.
We and our partners develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to potentially treating disease and clinical benefits over other treatment options. Applications of our protein engineering technologies include multi-specific antibodies that bind two or more different targets simultaneously, creating entirely new biological mechanisms of anti-disease activity, or enhancement of antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures. Three marketed XmAb medicines have been developed with our protein engineering technologies.
Refer to Part I, Item 1, “XmAb Bispecific Fc Domain and Multi-Specific Antibody Formats” and “Other XmAb Fc Domains” in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our core Fc technology platforms.
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
Oncology Programs
XmAb819 (ENPP3 x CD3): XmAb819 is a potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with clear cell renal cell carcinoma (ccRCC). XmAb819 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in RCC and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format is designed to enable antibodies to bind more avidly and selectively kill tumor cells with higher antigen density, potentially sparing normal cells.
We are conducting a Phase 1 study to evaluate XmAb819 in patients with advanced ccRCC. We previously announced that initial evidence of anti-tumor activity had been observed in dose-escalation cohorts in the ongoing Phase 1 study, including RECIST responses, and the duration of treatment for several patients in earlier dose cohorts had extended beyond one year. Cytokine release syndrome remained manageable, and the tolerability profile from recent dose cohorts, including no maximum tolerated dose being reached, supported continued dose escalation toward target dose levels.
XmAb541 (CLDN6 x CD3): XmAb541 is a potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with CLDN6 expressing tumor types including ovarian cancer. XmAb541 targets CLDN6, a tumor-associated antigen in ovarian cancer and other solid tumors, and CD3. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are conducting a Phase 1 dose-escalation study, with characterization of target dose levels anticipated to begin during 2025.
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells when the antibodies are bound to tumor cells. Enrollment in the final cohort of a Phase 1 dose-escalation study of XmAb808 in combination with pembrolizumab, an anti-PD1 antibody, is complete. Data from the study are expected to inform future development decisions for the program. Potential combination with CD3 T-cell engaging bispecific antibodies is being evaluated.
Autoimmune Disease Programs
XmAb942 (Xtend TL1A): XmAb942 is a high-potency, extended half-life, investigational anti-TL1A antibody in clinical development for patients with inflammatory bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease (CD). The first generation of anti-TL1A antibodies, designed to block the interaction between the DR3 receptor and its ligand TL1A, have reduced disease activity in patients with UC and CD in multiple clinical studies. We announced interim results from a Phase 1 dose-escalation study in healthy volunteers in April 2025. The results indicate that XmAb942 was well tolerated at single and multiple doses. Pharmacokinetic analysis of the single dose cohorts estimated a human half-life of greater than 71 days, which supports a 12-week dosing interval during maintenance treatment. We expect to start a Phase 2b study of XmAb942 in UC, the XENITH-UC Study, in the second half of 2025. XENITH-UC will be a randomized, double-blind, placebo-controlled trial in patients with moderate-to-severe UC, whose disease has progressed after at least one conventional or advanced therapy.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells, and CD3. We plan to initiate a Phase 1b/2a proof-of-concept study for plamotamab in rheumatoid arthritis (RA) in the first half of 2025. The Phase 1b portion of the study will select a priming and step-up dose regimen based on the regimen established in oncology, and will assess the initial safety, efficacy and biomarkers of plamotamab in patients with RA. The selected dose regimen will then be evaluated in the randomized Phase 2a portion, with efficacy determined at week 12. Results from the previously conducted Phase 1 study in hematologic cancers showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Data demonstrating deep peripheral B-cell depletion observed in patients with lymphoma were presented at a medical meeting in December 2024. Based on these clinical outcomes, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T-cell engagers for the treatment of patients with autoimmune diseases, we plan to evaluate plamotamab in RA, in which patients progressed through prior standard of care treatment.
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
XmAb TL1A x IL-23: We are conducting lead selection studies and have begun good manufacturing practice (GMP) production campaigns for a TL1A x IL-23p19 bispecific antibody, which targets two important inflammatory pathways for autoimmune and inflammatory disease, while avoiding the complexities of dosing and formulary access for two separate TL1A and IL23 targeted drugs. In vitro studies show that several lead candidates match the target inhibition potency of monospecific antibodies to these targets, but in a bispecific format. We anticipate initiating first-in-human studies during 2026.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with DLBCL who are not eligible for ASCT. In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma and submitted a supplemental Biologics License Application, which was accepted in February 2025. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. We earned a $12.5 million regulatory milestone payment and $2.8 million in estimated non-cash royalties from Incyte for the three months ended March 31, 2025.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. We earned a total of $15.5 million in estimated non-cash royalties from Alexion for the three months ended March 31, 2025.
In August 2019, we entered into an agreement with Vir Biotechnology, Inc., in which we provided Vir Bio a non-exclusive license to our Xtend technology for two targets in infectious disease. Tobevibart is currently in clinical development for the treatment of patients with chronic hepatitis delta (CHD) and patients with chronic hepatitis B. Vir Bio initiated a Phase 3 study of tobevibart in combination with a small interfering ribonucleic acid (siRNA) in people living with CHD in March 2025. We earned a $2.0 million development milestone payment from Vir Bio for the three months ended March 31, 2025.
Refer to Part I, Item 1, Note 2, Collaboration and Licensing Agreements, of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.
Discontinued Programs
Vudalimab (PD-1 x CTLA-4): Vudalimab is a bispecific antibody that targets PD-1 and CTLA-4, two immune checkpoint receptors, to selectively activate the tumor microenvironment. In the fourth quarter of 2024, we completed enrollment in two studies of vudalimab in patients with metastatic castration-resistant prostate cancer and in Part 1 of a study in patients with locally advanced or metastatic non-small cell lung cancer. We have previously disclosed that further development of vudalimab has been paused.
Our patent estate, on a worldwide basis, includes issued patents and pending patent applications, with claims directed to XmAb Fc domains, all of our clinical and preclinical stage product candidates and our computational protein design methods and platforms.
Since we commenced active operations in 1998, we have devoted substantially all our resources to staffing our Company, business planning, raising capital, developing our technology platforms, identifying potential product candidates, undertaking preclinical and Investigational New Drug (IND)-enabling studies, and conducting clinical trials. We have no internally developed products approved for commercial sale and have not generated any revenues from our own product sales, and we continue to incur significant research and development expenses and other expenses related to our ongoing operations. To date, we have funded our operations primarily through the sale of stock and from payments generated from our product development partnerships and licensing arrangements.
As of March 31, 2025, we had an accumulated deficit of $752.5 million. Substantially all of the operating losses that we have incurred resulted from expenses incurred in connection with our product candidate development programs, our research activities and general and administrative costs associated with our operations.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the following periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Revenues:
Milestone	$14,500	$500	$14,000
Royalties	18,232	15,497	2,735
Total revenues	$32,732	$15,997	$16,735
Operating expenses:
Research and development	$58,578	$56,873	$1,705
General and administrative	17,337	13,787	3,550
Total operating expenses	$75,915	$70,660	$5,255

Operating loss	$(43,183)	$(54,663)	$11,480

Net loss attributable to Xencor, Inc.	$(48,418)	$(73,440)	$25,022
Revenues
Total revenue for the three months ended March 31, 2025 and 2024 was $32.7 million and $16.0 million, respectively, and was primarily driven by the revenue recognition associated with Alexion and Incyte license agreements as discussed below. See Note 2 — Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
Alexion: In January 2013, we entered into an Option and License Agreement (the “Alexion Agreement”) with Alexion. Under the terms of the Alexion Agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.
Under the Alexion Agreement, we recognized $15.5 million and $12.6 million of non-cash royalty revenue during the three months ended March 31, 2025 and 2024, respectively.
Incyte: In June 2010, we entered into a Collaboration and License Agreement with MorphoSys AG, which was subsequently amended in March 2012, 2020 and 2024 (as amended, the Morphosys Agreement). The MorphoSys Agreement provides MorphoSys AG with an exclusive worldwide license to our patents and know-how to research, develop, and commercialize our XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties. In February 2024, Incyte assumed all of MorphoSys AG’s right, title and interest under the MorphoSys Agreement. Under this agreement, originally executed in June 2010, we entered into a Collaboration and License Agreement in June 2010 with MorphoSys AG and acquired exclusive global development and commercialization rights to tafasitamab.
In February 2025, the FDA accepted Incyte’s submission of a supplemental biologics license application, triggering a $12.5 million milestone payment to us, which was paid in the second quarter of 2025.
Under the MorphoSys Agreement, we recognized $2.8 million and $2.9 million of non-cash royalty revenue during the three months ended March 31, 2025 and 2024, respectively.
Research and Development (R&D) Expenses
R&D expenses are related to our research and development efforts and related candidate costs, which are comprised primarily of outsourced costs related to the manufacturing of clinical supplies, toxicity/efficacy studies and clinical trial expenses. Internal costs primarily relate to drug discovery and development operations at our research facilities in California, including facility costs and laboratory-related expenses.

The following tables summarize our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$4,810	$2,949
XmAb808 (B7-H3 x CD28)	2,196	2,391
XmAb541 (CLDN6 x CD3)	2,141	—
Plamotamab (CD20 x CD3)*	1,546	—
XmAb942 (Xtend TL1A)	2,402	2,901
XmAb657 (CD19 x CD3)	4,399	—
Other programs including research and early stage	2,092	6,809
Wind down costs of terminated programs	7,655	10,684
Total external R&D expenses	$27,241	$25,734
Internal R&D expenses and stock based compensation	31,337	$31,139
Total research and development expenses	$58,578	$56,873
*Includes net reimbursements to and from our partners pursuant to agreements that include cost-sharing arrangements in 2024.

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
External research and development expenses	$27,241	$25,734	$1,507
Internal research and development expenses	24,055	24,417	(362)
Stock based compensation	7,282	6,722	560
Total research and development expenses	$58,578	$56,873	$1,705
R&D expenses increased by $1.7 million for the three months ended March 31, 2025 over the same period in 2024. The increase was primarily driven by higher spending on our programs, including XmAb819, XmAb657, and XmAb541, partially offset by reduced spending on other programs and wind-down costs associated with terminated programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
General and administrative	$17,337	$13,787	$3,550
General and administrative expenses increased by $3.6 million for the three months ended March 31, 2025 over the same period in 2024 primarily due to higher spending on professional fees.
Other Expense
Other expense primarily consists of interest income and expense, as well as asset impairment charges. Other expense was $5.1 million and $19.5 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to $20.7 million in impairment charges recognized in the first quarter of 2024 related to an equity interest in a private biotechnology company.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Cash Flow from:
Operating activities	$(16,220)	$(56,859)	$40,639
Investing activities	13,668	32,318	(18,650)
Financing activities	1,249	1,787	(538)
Net decrease in cash, cash equivalents, and restricted cash	$(1,303)	$(22,754)	$21,451
During the three months ended March 31, 2025, cash flow used in operating activities was $16.2 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. The change was primarily attributable to the $30.0 million milestone payment received from Amgen, Inc. during the three months ended March 31, 2025, which was recognized as revenue in December 2024. Cash provided by investing activities amounted to $13.7 million, primarily reflecting proceeds of $119.0 million from maturities of marketable securities, offset by purchases of marketable securities totaling $103.9 million. Cash provided by financing activities of $1.2 million was primarily related to cash received from stock option exercises, offset by payment to acquire non-controlling interest.
During the three months ended March 31, 2024, cash flow used in operating activities was $56.9 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. Cash provided by investing activities amounted to $32.3 million, primarily reflecting proceeds of $169.9 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $136.5 million. Cash provided by financing activities of $1.8 million was primarily related to cash received from stock option exercises.
Liquidity and Capital Resources
We have historically financed our operations through private placements of equity securities, the issuance of convertible notes, public offerings of common stock, and payments received from product development partnerships and licensing arrangements.
As of March 31, 2025, we had $693.5 million of cash, cash equivalents, and marketable debt securities compared to $706.7 million as of December 31, 2024.
On February 27, 2023, we entered into an open market sale agreement (the “Sales Agreement”), pursuant to which we may, from time to time, offer and sell up to $200.0 million in shares of our common stock through SVB Securities LLC, acting as the sales agent. As of March 31, 2025, no shares have been issued under the Sales Agreement.
We expect to continue receiving payments from our collaborators for research and development services rendered, as well as potential additional milestone, opt-in, contingent payments and royalties. The receipt of future milestone and contingent payments is dependent on the achievement of certain research and development milestones by us or our partners and, as such, remains uncertain at this time.
We believe our current financial resources are sufficient to fund our operations through at least the next twelve months from the date of the issuance of these unaudited consolidated financial statements.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2028. We have based these estimates on assumptions that may prove to be wrong which would cause us to use our capital resources sooner than we currently expect.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2025.
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s exposure to market risk from that described in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness related to the design of controls related to its review of the accounting treatment of the proceeds from the sale of future royalties pursuant to the Ultomiris Royalty Sale Agreement as part of non-routine transactions and the design of controls related to the evaluation of certain tax legislation. These material weaknesses resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2023 and the unaudited consolidated financial statements for each of the first three quarters of 2024. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or timely detected.
Management’s Plan to Remediate the Material Weaknesses
The Company’s management is committed to maintaining a strong internal control environment. In response to the material weaknesses identified above, management intends to implement comprehensive remediation actions in a timely manner, under the appropriate oversight of the Audit Committee. These actions to remediate the material weakness in internal control over financial reporting include:
(1) Material weakness related to the proceeds from the sale of future royalties
•implementing a more rigorous and structured analysis of non-routine transactions;
•engaging qualified third-party advisors to assist with highly technical and complex accounting transactions; and
•enhancing management’s review of the qualifications and work performed by third-party advisors, specifically in connection with the application of accounting guidance for complex, non-routine transactions.
(2) Material weakness related to the evaluation of certain tax legislation
•enhancing management’s review of the qualifications and work performed by third-party advisors in connection with the review and application of tax advice;
•conducting quarterly reviews of income tax legislative changes and their potential impact on the financial statements in collaboration with tax experts.
The Company believes that the actions outlined above, when fully implemented, will remediate the identified material weaknesses. However, the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Management may also determine that additional measures are necessary to remediate the material weaknesses in the Company’s internal control over financial reporting, which could require additional time for implementation and evaluation. Management will continue to assess the effectiveness of the Company’s internal control over financial reporting and remains committed to remediating the material weaknesses as expeditiously as possible. Management also provides periodic updates on the progress and status of the remediation efforts to the Audit Committee.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness remediation procedures described above, there have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company regularly evaluates its controls and procedures and makes improvements in the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of material pending legal proceedings, please read Note 7, Commitments and Contingencies, to the Company’s consolidated financial statements included in Part I, Item I, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. We are currently a party to an action initiated by Merus N.V. (“Merus”) in the District of Delaware alleging that our manufacture, use, offer for sale, sale, and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against us on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the Asserted Patents). Merus seeks a judgment of patent infringement, an order enjoining us from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement and a finding that this case is exceptional. On October 10, 2024, we filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which we argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Merus filed its response to our motion on October 31, 2024, and we replied to Merus’ response on November 14, 2024. Both Merus and we requested a hearing for the motion to dismiss. On February 11, 2025, we filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Appeal Board seeking a finding that certain claims of those patents are unpatentable. We believe we have strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement, but there is no guarantee that we will prevail.
Item 1A. Risk Factors
Investing in the Company’s securities involves a high degree of risk. You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect the Company’s business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Below are material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The U.S. has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the U.S. has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the U.S. or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, increase the cost of materials purchased to develop our products, and/or to affect the United States or global economy or certain sectors thereof.
The foregoing could materially and adversely affect our business, financial condition, results of operations and prospects, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Disruptions at the FDA and other government agencies caused by changing priorities or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the new presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.1*	Separation Agreement, dated April 19, 2024, between the Company and John J. Kuch.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 31, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

Dated: May 7, 2025	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2025	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)