Form 10-Q
period 2025-06-30
Xencor Inc
filed 2025-08-06
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2025
Common stock, par value $0.01 per share	71,323,046

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
These forward-looking statements reflect management’s current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,442	$40,875
Marketable debt securities	358,984	408,971
Marketable equity securities	40,438	47,929
Accounts receivable	47,554	60,849
Prepaid expenses and other current assets	21,732	18,977
Total current assets	513,150	577,601
Property and equipment, net	56,791	59,800
Patents, licenses, and other intangible assets, net	11,252	18,485
Restricted cash	286	387
Marketable debt securities - long term	260,399	256,833
Right-of-use assets	37,048	38,341
Other assets	498	498
Total assets	$879,424	$951,945
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,533	$16,759
Accrued expenses	23,884	19,217
Lease liabilities	3,380	3,009
Liabilities related to the sales of future royalties	50,286	48,447
Total current liabilities	96,083	87,432
Uncertain tax position payable	3,703	9,990
Lease liabilities, net of current portion	64,551	65,338
Liabilities related to the sales of future royalties, net of current portion	94,736	115,159
Total liabilities	259,073	277,919
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 71,297 and 70,256 shares at June 30, 2025 and December 31, 2024, respectively.	714	703
Additional paid-in capital	1,402,658	1,381,607
Accumulated other comprehensive income (loss)	258	(663)
Accumulated deficit	(783,279)	(704,036)
Total stockholders’ equity attributable to Xencor, Inc.	620,351	677,611
Noncontrolling interest	—	(3,585)
Total noncontrolling interest and stockholders’ equity	620,351	674,026
Total liabilities and stockholders’ equity	$879,424	$951,945
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Collaborations, milestones, and royalties	$43,608	$23,907	$76,340	$39,904
Operating expenses:
Research and development	61,665	61,531	120,243	118,404
General and administrative	15,115	17,746	32,452	31,533
Total operating expenses	76,780	79,277	152,695	149,937
Operating loss	(33,172)	(55,370)	(76,355)	(110,033)

Other income (expense):
Interest income	7,248	7,681	14,786	16,229
Interest expense	(8,243)	(9,282)	(16,908)	(18,958)
Gain (loss) on marketable equity securities, net	4,967	(12,027)	5,908	(9,702)
Asset impairment charges	(1,858)	220	(6,723)	(20,430)
Other, net	(17)	(4)	(48)	(4)
Total other income (expense)	2,097	(13,412)	(2,985)	(32,865)

Loss before income tax (benefit) expense and noncontrolling interest	(31,075)	(68,782)	(79,340)	(142,898)
Income tax (benefit) expense	(250)	—	117	—
Net loss including noncontrolling interest	(30,825)	(68,782)	(79,457)	(142,898)
Net loss attributable to noncontrolling interest	—	(1,445)	(214)	(2,121)
Net loss attributable to Xencor, Inc.	$(30,825)	$(67,337)	$(79,243)	$(140,777)

Net loss per share attributable to Xencor, Inc. (basic and diluted)	$(0.41)	$(1.09)	$(1.07)	$(2.29)
Weighted-average shares used in calculating (basic and diluted)	74,279	61,676	73,975	61,444

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on marketable debt securities	(97)	(498)	921	(1,942)
Comprehensive loss	$(30,922)	$(69,280)	$(78,536)	$(144,840)
Less: comprehensive loss attributable to the noncontrolling interest	—	(1,445)	(214)	(2,121)
Comprehensive loss attributable to Xencor, Inc.	$(30,922)	$(67,835)	$(78,322)	$(142,719)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	12,213	—	—	—	12,213
Exercise of stock options	189	2	2,972	—	—	—	2,974
Issuance of restricted stock units	691	7	(7)	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	1,018	—	—	1,018
Purchase of noncontrolling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(48,418)	(214)	(48,632)
Balance at March 31, 2025	71,136	$712	$1,391,261	$355	$(752,454)	$—	$639,874
Stock-based compensation	—	—	10,737	—	—	—	10,737
Issuance of common stock under the Employee Stock Purchase Plan	80	1	661	—	—	—	662
Issuance of restricted stock units	81	1	(1)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(97)	—	—	(97)
Net loss	—	$—	$—	$—	(30,825)	—	$(30,825)
Balance at June 30, 2025	71,297	$714	$1,402,658	$258	$(783,279)	$—	$620,351

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,998	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Stock-based compensation	—	—	11,421	—	—	—	11,421
Exercise of stock options	153	1	1,786	—	—	—	1,787
Issuance of restricted stock units	484	5	(5)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(1,445)	—	—	(1,445)
Net loss	—	—	—	—	(73,440)	(676)	(74,116)
Balance at March 31, 2024	61,635	$617	$1,144,468	$(154)	$(544,858)	$(339)	$599,734
Stock-based compensation	—	—	17,190	—	—	—	$17,190
Exercise of stock options	10	—	140	—	—	—	140
Issuance of common stock under the Employee Stock Purchase Plan	54	1	929	—	—	—	930
Issuance of restricted stock units	67	1	(1)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(498)	—	—	(498)
Net loss	—	—	—	—	(67,337)	(1,445)	(68,782)
Balance at June 30, 2024	61,766	$619	$1,162,726	$(652)	$(612,195)	$(1,784)	$548,714
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(79,457)	$(142,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,346	6,059
Accretion of discount on marketable debt securities	(1,489)	(11,742)
Stock-based compensation	22,950	28,611
Gain on sale of marketable securities	(5,380)	(3)
Change in fair value of marketable equity securities	(528)	9,702
Asset impairment charges	6,723	20,430
Non-cash royalty revenue related to the sale of future royalties	(36,831)	(30,855)
Non-cash interest expense on liabilities related to the sale of future royalties	16,906	18,937
Changes in operating assets and liabilities:
Accounts receivable	14,636	(9,993)
Prepaid expenses and other assets	3,504	(4,907)
Accounts payable	3,810	1,924
Accrued expenses	2,631	(4,007)
Operating lease, net	877	426
Other assets and liabilities	(6,287)	(5,893)
Net cash used in operating activities	(52,589)	(124,209)

Cash flows from investing activities
Purchase of marketable debt securities	(176,810)	(259,130)
Purchase of property and equipment	(1,827)	(3,158)
Purchase of patents	—	(1,549)
Proceeds from sales of marketable equity securities	13,399	4,236
Proceeds from sales and maturities of marketable debt securities	219,382	357,935
Net cash provided by investing activities	54,144	98,334

Cash flows from financing activities
Proceeds from the exercises of stock options	2,974	1,927
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	662	930
Cash paid to acquire noncontrolling interest	(1,725)	—
Net cash provided by financing activities	1,911	2,857

Net increase (decrease) in cash, cash equivalents, and restricted cash	3,466	(23,018)
Cash, cash equivalents, and restricted cash, beginning of period	41,262	54,170
Cash, cash equivalents, and restricted cash, end of period	$44,728	$31,152

Supplemental disclosure of cash flow information
Interest paid	$2	$21
Income taxes paid	$7,000	$6,100
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
Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted from the accompanying interim consolidated financial statements and related notes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more complete descriptions and discussions. Operating results and cash flows for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
Gale Therapeutics Inc. (“Gale”)
The interim consolidated financial statements included the accounts of Xencor, Inc. and Gale, a variable interest entity for which the Company was the primary beneficiary. Up through January 20, 2025, the Company owned or was exposed to less than 100% of the economics, and accordingly, the Company recorded net loss attributable to noncontrolling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party. Effective January 20, 2025, the Company obtained 100% of the economic interests in Gale and no longer recognized a noncontrolling interest in its consolidated financial statements.
Effective April 29, 2025, Gale was merged into the Company in a transaction between entities under common control. The Company completed a common-control transfer of assets and liabilities with Gale. The assets and liabilities were recognized at historical carrying amounts; no fair value measurement was applied. This transaction did not result in a change in reporting entity and was accounted for prospectively, with no adjustments to prior periods.
Income Tax
The Company recorded an income tax benefit of $0.3 million and an income tax expense of $0.1 million for the three and six months ended June 30, 2025, respectively. No income tax provision was recorded for each of the three and six months ended June 30, 2024. As of June 30, 2025, the Company’s deferred income tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, expensing of domestic research and development costs, and the limitation on business interest expense deduction. The Company is currently evaluating the impact of the new tax law on its financial condition and results of operations. However, the Company does not expect a material impact on its effective income tax rate or its net deferred federal income tax assets, as it continues to maintain a full valuation allowance.

The impact of the OBBBA will be reflected in the Company’s consolidated financial statements in the quarter ending September 30, 2025.
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
2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Alexion	$16,825	$13,850	$32,294	$26,451
Incyte	26,774	1,537	42,037	4,404
Mabgeek	—	1,500	—	1,500
Vega	—	—	—	500
Vir Bio	9	20	2,009	49
Third Party Licensee	—	7,000	—	7,000
Total(1)	$43,608	$23,907	$76,340	$39,904
(1) As of June 30, 2025, there was no deferred revenue related to the agreements the Company entered into with the parties listed above.
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
License	$—	$8,500	$—	$8,500
Milestone	25,000	—	39,500	500
Royalties	18,608	15,407	36,840	30,904
Total	$43,608	$23,907	$76,340	$39,904
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
Under the Alexion Agreement, the Company recognized non-cash royalty revenue of $16.8 million and $13.9 million during the three months ended June 30, 2025 and 2024, respectively, and $32.3 million and $26.5 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company recorded $17.2 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
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
The United States Food and Drug Administration (“FDA”) accepted Incyte’s submission of a supplemental biologics license application in February 2025, triggering a $12.5 million milestone payment to the Company, which was paid in the second quarter of 2025. The FDA approved the application in June 2025, triggering a $25.0 million milestone payment to the Company, which was paid in the third quarter of 2025.
Under the MorphoSys Agreement, the Company is eligible to receive up to $98.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Monjuvi Royalty Sale Agreement”) with OMERS, under which OMERS acquired the rights to certain royalties associated with the existing license relating to Incyte. The $37.5 million of milestone payments the Company received in 2025 is not subject to the Monjuvi Royalty Sale Agreement.
Under the MorphoSys Agreement, the Company recognized non-cash royalty revenue of $1.8 million and $1.5 million of non-cash royalty revenue during the three months ended June 30, 2025 and 2024, respectively, and $4.5 million and $4.4 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company recorded $3.2 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
Shanghai Mabgeek Biotech Co., Ltd. (“Mabgeek”)
On December 22, 2023, the Company entered into a Technology License Agreement with Mabgeek. On June 21, 2024, the parties entered into Amendment No. 1 to the Technology License Agreement (as amended, the “Mabgeek Agreement”). Under the Mabgeek Agreement, the Company received an upfront payment of $1.5 million, which was recognized as revenue, and is eligible to receive royalties in the low single digits on net sales of approved products.
The Company evaluated the Mabgeek Agreement and determined that it contains a single performance obligation—access to a non-exclusive license to certain Company patents, which was transferred to Mabgeek in June 2024.
Under the Mabgeek Agreement, the Company is eligible to receive up to $11.9 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
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
Vir Biotechnology, Inc. (“Vir Bio”)
In 2019, the Company entered into a Patent License Agreement (the “Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to its Xtend technology for up to two targets. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to the Company, which was paid in the second quarter of 2025.
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
The Company recognized nominal amounts of royalty revenue for the three and six months ended June 30, 2025 and 2024. Under the Vir Bio Agreement, the Company is eligible to receive up to $152.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
Third-Party License
In May 2024, the Company entered into a Patent License Agreement with a third-party licensee. The Company satisfied its performance obligation under the agreement, triggering a $7.0 million payment to the Company, which was paid in the third quarter of 2024. There is no further obligation under this agreement.
3. Marketable Debt and Equity Securities
Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$31,617	$—	$—	$31,617
Corporate securities	15,669	33	—	15,702
Government securities	603,446	894	(659)	603,681
	$650,732	$927	$(659)	$651,000

Reported as
Cash equivalents				$31,617
Marketable debt securities				619,383
Total				$651,000

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$26,180	$—	$—	$26,180
Corporate securities	142,688	185	—	142,873
Government securities	523,769	647	(1,485)	522,931
	$692,637	$832	$(1,485)	$691,984

Reported as
Cash equivalents				$26,180
Marketable debt securities				665,804
Total				$691,984
The following table summarizes the contract maturities of the Company’s marketable debt securities as of June 30, 2025:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$359,358	$358,984
Mature within two years	259,757	260,399
Total	$619,115	$619,383

The Company did not record any impairment losses on its marketable debt securities during the three and six months ended June 30, 2025 and 2024.
Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
INmune Bio, Inc.	$389	$8,805
Viridian Therapeutics, Inc.	10,026	13,748
Zenas BioPharma, Inc.	30,023	25,376
	$40,438	$47,929
During the second quarter of 2025, the Company sold 1,717,158 shares of INmune Bio, Inc., generating $13.4 million in proceeds. The remaining 168,375 shares were sold in July 2025.
Net realized and unrealized gains (losses) on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total gain (loss) recorded on marketable equity securities	$4,967	$(12,027)	$5,908	$(9,702)
Less: Gain (loss) recorded on sale of marketable equity securities	(12)	(2,012)	5,380	827
Unrealized gain (loss) on securities held at the reporting date	$4,979	$(10,015)	$528	$(10,529)
The Company did not record any impairment losses on its marketable equity securities during the three and six months ended June 30, 2025. There was an impairment charge of $20.4 million recorded for the six months ended June 30, 2024 in connection with equity securities without a readily determinable fair value.
4. Fair Value of Measurements
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 1, Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements of Part II, “Item 8. Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2024.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of June 30, 2025 and December 31, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	June 30, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$31,617	$31,617	$—	$—
Marketable debt securities:
Corporate securities	15,702	—	15,702	—
Government securities	603,681	—	603,681	—
Marketable equity securities	40,438	40,438	—	—
Total financial assets	$691,438	$72,055	$619,383	$—

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$26,180	$26,180	$—	$—
Marketable debt securities:
Corporate securities	142,873	—	142,873	—
Government securities	522,931	—	522,931	—
Marketable equity securities	47,929	47,929	—	—
Total financial assets	$739,913	$74,109	$665,804	$—
5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2025	December 31, 2024
	(in thousands)
Lab equipment	$43,074	$40,937
Computer, software and office equipment	2,232	2,131
Furniture and fixtures	128	128
Leasehold improvements	51,566	51,566
Construction in progress	6,805	7,217
Total gross carrying amount	103,805	101,979
Less: accumulated depreciation and amortization	(47,014)	(42,179)
Property and equipment, net	$56,791	$59,800
Depreciation and amortization expense for property and equipment for the three months ended June 30, 2025 and 2024 was $2.4 million and $2.7 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2025 and 2024 was $4.8 million and $5.4 million, respectively.
Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	June 30, 2025	December 31, 2024
	(in thousands)
Patents	$10,669	$16,854
Licenses and other intangible assets	982	2,430
Total finite-lived assets	11,651	19,284
Indefinite-lived assets	6,707	10,795
Total gross carrying amount	18,358	30,079
Accumulated amortization	(7,106)	(11,594)
Total patents, licenses, and other intangible assets, net	$11,252	$18,485
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense was $0.3 million for each of the three months ended June 30, 2025 and 2024. Amortization expense was $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. The Company recorded the asset impairment charges of $1.9 million and $6.7 million during the three and six months ended June 30, 2025, respectively, related to its decision to pause further development of certain programs and prioritize resources toward advancing other pipeline programs. As a result, associated patents related to the paused programs were impaired. No impairment charges were recorded for each of the three and six months ended June 30, 2024.
The following table presents the estimated future amortization expense related to definite-lived assets as of June 30, 2025:

Amortization Expense
Year ending December 31,	(in thousands)
For the remainder of 2025	$303
2026	729
2027	696
2028	576
2029	356
2030 and thereafter	1,885
Total	$4,545
Accrued Expense
Accrued expenses consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued R&D expenses	$8,461	$2,324
Accrued payroll and benefits	12,518	14,849
Other	2,905	2,044
Total accrued expenses	$23,884	$19,217

6. Liabilities Related to the Sales of Future Royalties
Ultomiris Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Ultomiris Royalty Sale Agreement. Pursuant to the Ultomiris Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties and milestones earned after July 1, 2023 associated with the existing license relating to Ultomiris® (ravulizumab-cwvz) in exchange for an upfront payment of $192.5 million. Pursuant to the Ultomiris Royalty Sale Agreement and subject to the Company’s existing license with Alexion, OMERS acquired the right to receive: (i) 100% of royalties payable on past and future sales related to Ultomiris that occur from July 1, 2023 through December 31, 2025; (ii) up to $35.0 million annually in royalties on future sales related to Ultomiris that occur from January 1, 2026 through December 31, 2028, with any royalties in excess of $35.0 million reverting to the Company; (iii) up to $12.0 million annually in royalties on future sales related to Ultomiris that occur from and after January 1, 2029, with any royalties in excess of $12.0 million reverting to the Company; and (iv) $18.0 million of a certain future sales based milestone payment pursuant to the existing license with Alexion, which was paid in the fourth quarter of 2023.
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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the liabilities related to the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions such as future sales forecasts and other significant events. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of June 30, 2025, the estimated effective interest rates were 23.1% and 16.6% for Ultomiris and Monjuvi Royalty Sale Agreements, respectively.
The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	June 30, 2025	December 31, 2024
	(in thousands)
Beginning balance	$163,606	$189,483
Royalties owed to OMERS	—	834
Royalties paid to OMERS	(35,490)	(63,304)
Non-cash interest expense recognized	16,906	36,593
Ending balance	$145,022	$163,606

Current liabilities	$50,286	$48,447
Long-term liabilities	94,736	115,159
Total	$145,022	$163,606

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
The Company is currently a party to an action initiated by Merus N.V. (“Merus”) in the District of Delaware alleging that the Company’s manufacture, use, offer for sale, sale and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against the Company on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the “Asserted Patents”). Merus seeks a judgment of patent infringement, an order enjoining the Company from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, the Company filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which the Company argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Merus filed its response to the Company’s motion on October 31, 2024, and the Company replied to Merus’ response on November 14, 2024. Both Merus and the Company requested a hearing for the motion to dismiss. On February 11, 2025, the Company filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Appeal Board seeking a finding that certain claims of those patents are unpatentable. The Company believes it has strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement, but there is no guarantee that the Company will prevail.
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024.
In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’ delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of June 30, 2025
Common Stock	$0.01	200,000,000	71,297,379	71,297,379
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2024
Common Stock	$0.01	200,000,000	70,256,108	70,256,108
Preferred Stock	$0.01	10,000,000	—	—
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
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the Company’s Shelf Registration Statement and the prospectus supplement filed pursuant to Rule 424(b) relating to the ATM Offering, dated February 27, 2023. As of June 30, 2025, no shares have been issued under the Sales Agreement.
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
9. Leases
Monrovia, California: The Company leases office and laboratory space in Monrovia, California, which lease expires in December 2025. The lease contains an option to renew for one additional five-year term. The Company is not reasonably certain that it will exercise this option to renew, and therefore, it is not included in right-of-use assets and liabilities as of June 30, 2025.
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
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2025	December 31, 2024
		(in thousands)
Operating lease assets	Right-of-use assets	$37,048	$38,341
Current operating lease liabilities	Lease liabilities	3,380	3,009
Non-current operating lease liabilities	Lease liabilities, net of current portion	64,551	65,338
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2025:

Year	Amounts
(in thousands)
For the remainder of 2025	$4,594
2026	6,702
2027	9,560
2028	9,076
2029	9,331
2030 and thereafter	57,105
Total	96,368
Less: Imputed interest	(28,437)
Total operating lease liabilities (includes current portion)	$67,931

The following table presents lease costs, supplemental cash flow and other information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$1,852	$1,881	$3,733	$3,762
Variable lease cost	135	310	443	1,140
Total lease costs	$1,987	$2,191	$4,176	$4,902

Right-of-use assets adjusted in exchange for amended operating lease liabilities	$—	$—	$—	$7,166
Cash paid for amounts included in the measurement of lease liabilities	$1,714	$807	$3,428	$1,877

			June 30,
			2025	2024

Weighted-average remaining lease term (in years)			9.9	10.7
Weighted-average discount rate (%)			7.0%	7.0%
10. Stock Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). On June 12, 2025, the Company’s stockholders approved the amendment and restatement of the 2023 Plan to increase the number of authorized shares reserved for issuance thereunder by 3,000,000 shares. As of June 30, 2025, the total number of shares of common stock reserved for issuance under the 2023 Plan is 20,405,637.
In addition, the Company’s Board and stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective on December 5, 2013. As of June 30, 2025, the total number of shares of common stock available for issuance under the ESPP is 865,198.
The following table presents a summary of awards outstanding:

	June 30, 2025
	2013 Plan	2023 Plan	Total
Stock options	9,458,710	4,232,137	13,690,847
RSUs	240,616	1,808,151	2,048,767
	9,699,326	6,040,288	15,739,614
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$4,342	$8,469	$9,273	$13,168
Research and development	6,395	8,721	13,677	15,443
	$10,737	$17,190	$22,950	$28,611

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$5,658	$10,945	$12,311	$17,818
RSUs	4,881	6,034	10,193	10,376
ESPP	198	211	446	417
	$10,737	$17,190	$22,950	$28,611
Stock Option Awards
The following table presents a summary of the stock option activity for the six months ended June 30, 2025:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,370,081	$28.59	5.9	$10,386
Granted	1,843,952	13.39
Exercised	(189,194)	15.72
Forfeited	(333,992)	23.81
Outstanding at June 30, 2025	13,690,847	$26.84	5.8	$—
Exercisable at June 30, 2025	9,388,594	$29.84	4.4	$—
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three and six months ended June 30, 2025 were $0 and $0.5 million, respectively. The total intrinsic value of the options exercised during the three and six months ended June 30, 2024 were $0.1 million and $1.4 million, respectively.
As of June 30, 2025, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $41.9 million will be recognized in the Company’s results of operations over a weighted average period of 2.5 years.
The per share fair values of the stock options are $5.00 and $11.35 for the three and six months ended June 30, 2025, and $7.31 and $12.15 for the three and six months ended June 30, 2024, respectively. The following table provides the assumptions used in the calculation of grant date per share fair values of these stock options based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years) (1)	6.3	6.4	6.4	6.4
Expected volatility (2)	51.2%	50.4%	50.9%	50.1%
Risk-free interest rate (3)	4.1%	4.4%	4.1%	4.2%
Expected dividend yield (4)	—%	—%	—%	—%
Weighted-average grant price	$9.19	$20.76	$13.39	$22.43
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.
(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2024	1,783,795	$25.52
Granted	1,121,634	13.35
Vested	(772,169)	26.86
Forfeited	(84,493)	21.11
Outstanding as of June 30, 2025	2,048,767	$18.42
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date, with consideration given to the probability of achieving service and/or performance conditions for awards.
As of June 30, 2025, there was $29.8 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 -2.0
Expected volatility	42.97% - 73.25%	43.0% - 44.6%	42.97% - 73.25%	43.0% - 44.6%
Risk-free interest rate	4.22% - 5.40%	4.71% - 5.40%	4.22%- 5.40%	4.71% - 5.40%
Expected dividend yield	—%	—%	—%	—%
As of June 30, 2025, the pre-tax compensation expense for all outstanding shares issued under the Company’s ESPP in the amount of $0.5 million will be recognized in the Company’s results of operations over a weighted average period of 5 months.

11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Numerator:
Net loss attributable to Xencor, Inc.	$(30,825)	$(67,337)	$(79,243)	$(140,777)
Denominator:
Weighted-average basic shares outstanding	74,279	61,676	73,975	61,444
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares outstanding	74,279	61,676	73,975	61,444

Basic and diluted net loss per share	$(0.41)	$(1.09)	$(1.07)	$(2.29)
The following table sets forth the potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options	—	403,595	16,698	420,984
Restricted stock units	69,192	106,620	304,776	249,029
Total	69,192	510,215	321,474	670,013
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

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
License	$—	$8,500	$—	$8,500
Milestone	25,000	—	39,500	500
Royalties	18,608	15,407	36,840	30,904
Total revenues	43,608	23,907	76,340	39,904
Operating expenses:
Research and development:
External research and development expenses	31,584	29,566	58,825	55,300
Internal research and development expenses	23,686	23,244	47,741	47,661
Stock based compensation	6,395	8,721	13,677	15,443
Total research and development	61,665	61,531	120,243	118,404
General and administrative	15,115	17,746	32,452	31,533
Total operating expenses	76,780	79,277	152,695	149,937
Operating loss	(33,172)	(55,370)	(76,355)	(110,033)
Other income (expense), net (1)	2,097	(13,412)	(2,985)	(32,865)
Loss before income tax (benefit) expense and noncontrolling interest	$(31,075)	$(68,782)	$(79,340)	$(142,898)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$6,338	$2,350	$11,148	$4,900
XmAb541 (CLDN6 x CD3)	2,834	1,449	4,975	1,254
XmAb808 (B7-H3 x CD28)	1,679	1,975	3,875	4,043
XmAb942 (Xtend TL1A)	2,963	7,055	5,365	9,956
Plamotamab (CD20 x CD3)	2,095	607	3,641	407
XmAb657 (CD19 x CD3)	5,778	—	10,177	—
Other programs including research and early stage	6,784	9,392	8,876	18,368
Wind down costs of terminated programs	3,113	6,738	10,768	16,372
Total external R&D expenses	31,584	29,566	58,825	55,300
Internal R&D expenses and stock based compensation	30,081	31,965	61,418	63,104
Total R&D expenses	$61,665	$61,531	$120,243	$118,404
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
Refer to Part I, “Item 1. Business” under “XmAb Bispecific Fc Domain and Multi-Specific Antibody Formats” and “Other XmAb Fc Domains” in the description of our business included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our core Fc technology platforms.
XmAb Drug Candidates
We are currently enrolling clinical studies to evaluate our XmAb drug candidates for patients with many different types of serious diseases.
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
XmAb541 (CLDN6 x CD3): XmAb541 is a potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with CLDN6 expressing tumor types including ovarian cancer. XmAb541 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing CLDN6, a tumor-associated antigen in ovarian cancer, germ cell tumors and other solid tumors. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are conducting a Phase 1 dose-escalation study, with characterization of target dose levels anticipated to begin during 2025.
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

Autoimmune Disease Programs
XmAb942 (Xtend TL1A): XmAb942 is a high-potency, extended half-life, investigational anti-TL1A antibody in clinical development for patients with inflammatory bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease (CD). The first generation of anti-TL1A antibodies, designed to block the interaction between the DR3 receptor and its ligand TL1A, have reduced disease activity in patients with UC and CD in multiple clinical studies. We announced interim results from a Phase 1 dose-escalation study in healthy volunteers in April 2025. The results indicate that XmAb942 was well tolerated at single and multiple doses. Pharmacokinetic analysis of the single dose cohorts estimated a human half-life of greater than 71 days, which supports a 12-week dosing interval during maintenance treatment. We expect to initiate a Phase 2b study of XmAb942 in UC, the XENITH-UC Study, in the third quarter of 2025. XENITH-UC is a randomized, double-blind, placebo-controlled trial in patients with moderate-to-severe UC, whose disease has progressed after at least one conventional or advanced therapy.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells. In the second quarter of 2025, we received regulatory authorization to initiate a Phase 1b/2a proof-of-concept study for plamotamab in rheumatoid arthritis (RA) The Phase 1b portion of the study will select a priming and step-up dose regimen based on the regimen established in oncology, and will assess the initial safety, efficacy and biomarkers of plamotamab in patients with RA. The selected dose regimen will then be evaluated in the randomized Phase 2a portion, with efficacy determined at week 12. Results from the previously conducted Phase 1 study in hematologic cancers showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Data demonstrating deep peripheral B-cell depletion observed in patients with lymphoma were presented at a medical meeting in December 2024. Based on these clinical outcomes, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T-cell engagers for the treatment of patients with autoimmune diseases, we are evaluating plamotamab in RA, in which patients progressed through prior standard of care treatment.
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
XmAb TL1A x IL-23: We have selected a lead TL1A x IL-23p19 bispecific antibody candidate, which targets two important inflammatory pathways for autoimmune and inflammatory disease, while avoiding the complexities of dosing and formulary access for two separate TL1A and IL23 targeted drugs. In vitro studies show that the candidate matches the target inhibition potency of monospecific antibodies to these targets, but in a bispecific format. We anticipate initiating first-in-human studies during 2026.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with DLBCL who are not eligible for ASCT. In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma (FL) and submitted a supplemental Biologics License Application, which was accepted in February 2025. In June 2025, the FDA approved Monjuvi in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory FL. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. We earned a $25.0 million regulatory milestone payment and $1.8 million in estimated non-cash royalties from Incyte for the three months ended June 30, 2025.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. We earned a total of $16.8 million in estimated non-cash royalties from Alexion for the three months ended June 30, 2025.
In August 2019, we entered into an agreement with Vir Biotechnology, Inc., in which we provided Vir Bio a non-exclusive license to our Xtend technology for two targets in infectious disease. Tobevibart is currently in clinical development for the treatment of patients with chronic hepatitis delta (CHD) and patients with chronic hepatitis B. Vir Bio initiated a Phase 3 study of tobevibart in combination with a small interfering ribonucleic acid (siRNA) in people living with CHD in March 2025, triggering a $2.0 million milestone payment to the Company, which was paid in the second quarter of 2025.
Refer to Part I, Item 1, Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.
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

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the following periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)
Revenues:
License	$—	$8,500	$(8,500)	$—	$8,500	$(8,500)
Milestone	25,000	—	25,000	39,500	500	39,000
Royalties	18,608	15,407	3,201	36,840	30,904	5,936
Total revenues	43,608	23,907	19,701	76,340	39,904	36,436
Operating expenses:
Research and development	61,665	61,531	134	120,243	118,404	1,839
General and administrative	15,115	17,746	(2,631)	32,452	31,533	919
Total operating expenses	76,780	79,277	(2,497)	152,695	149,937	2,758

Operating loss	(33,172)	(55,370)	22,198	(76,355)	(110,033)	33,678
Other income (expense), net	2,097	(13,412)	15,509	(2,985)	(32,865)	29,880
Loss before income tax (benefit) expense and noncontrolling interest	$(31,075)	$(68,782)	$37,707	$(79,340)	$(142,898)	$63,558
Revenues
Total revenue for the three and six months ended June 30, 2025 increased by $19.7 million and $36.4 million, respectively, from the same periods in 2024. The change was primarily driven by the revenue recognition associated with Alexion and Incyte license agreements as discussed below. See Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
Alexion: In January 2013, we entered into an Option and License Agreement (the Alexion Agreement) with Alexion. Under the terms of the Alexion Agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.
Under the Alexion Agreement, we recognized $16.8 million and $13.9 million of non-cash royalty revenue during the three months ended June 30, 2025 and 2024, respectively, and $32.3 million and $26.5 million during the six months ended June 30, 2025 and 2024, respectively.
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
In February 2025, the FDA accepted Incyte’s submission of a supplemental biologics license application, triggering a $12.5 million milestone payment to us, which was paid in the second quarter of 2025. The FDA approved the application in June 2025, triggering a $25.0 million milestone payment to us, which was paid in the third quarter of 2025.
Under the MorphoSys Agreement, we recognized $1.8 million and $1.5 million of non-cash royalty revenue during the three months ended June 30, 2025 and 2024, respectively, and $4.5 million and $4.4 million during the six months ended June 30, 2025 and 2024, respectively.

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
The following tables summarize our research and development expenses for the following periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$6,338	$2,350	$11,148	$4,900
XmAb541 (CLDN6 x CD3)	2,834	1,449	4,975	1,254
XmAb808 (B7-H3 x CD28)	1,679	1,975	3,875	4,043
XmAb942 (Xtend TL1A)	2,963	7,055	5,365	9,956
Plamotamab (CD20 x CD3)	2,095	607	3,641	407
XmAb657 (CD19 x CD3)	5,778	—	10,177	—
Other programs including research and early stage	6,784	9,392	8,876	18,368
Wind down costs of terminated programs	3,113	6,738	10,768	16,372
Total external R&D expenses	$31,584	$29,566	$58,825	$55,300
Internal R&D expenses and stock based compensation	30,081	$31,965	61,418	63,104
Total research and development expenses	$61,665	$61,531	$120,243	$118,404

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
External research and development expenses	$31,584	$29,566	$58,825	$55,300
Internal research and development expenses	23,686	23,244	47,741	47,661
Stock based compensation	6,395	8,721	13,677	15,443
Total research and development expenses	$61,665	$61,531	$120,243	$118,404
R&D expenses increased by $0.1 million and $1.8 million for the three and six months ended June 30, 2025 over the same period in 2024, respectively. The increase was primarily driven by higher spending on our programs, including XmAb819, XmAb657, and XmAb541, partially offset by reduced spending on other programs and wind-down costs associated with terminated programs.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the following periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$15,115	$17,746	$32,452	$31,533
General and administrative expenses decreased by $2.6 million and increased by $0.9 million for the three and six months ended June 30, 2025 over the same period in 2024, respectively. The decrease for the three months ended June 30, 2025 was primarily due to lower stock compensation expenses.
Other Income (Expense)
Other income (expense) primarily consists of interest income and expense, gains and losses on marketable equity securities, and asset impairment charges. Other income increased by $15.5 million for the three months ended June 30, 2025, and other expense decreased by $29.9 million for the six month period, compared to the same periods in 2024.

The change for the three and six months ended June 30, 2025, was primarily driven by a combination of realized and unrealized gains from the marketable equity securities. In addition, impairment charges of $20.4 million were recognized in the first quarter of 2024 related to an equity interest in a private biotechnology company.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Cash Flow from:
Operating activities	$(52,589)	$(124,209)	$71,620
Investing activities	54,144	98,334	(44,190)
Financing activities	1,911	2,857	(946)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,466	$(23,018)	$26,484
During the six months ended June 30, 2025, cash flow used in operating activities was $52.6 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. While overall operating expenditures remained consistent with the prior year, the change was primarily driven by higher milestone receipts, including $30.0 million received from Amgen, Inc. during the six months ended June 30, 2025, which had been recognized as revenue in December 2024. Cash provided by investing activities amounted to $54.1 million, primarily reflecting proceeds of $232.8 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $176.8 million. Cash provided by financing activities of $1.9 million was primarily related to cash received from stock option exercises and the issuance of common stock under the ESPP, offset by payments to acquire non-controlling interest.
During the six months ended June 30, 2024, cash flow used in operating activities was $124.2 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. Cash provided by investing activities amounted to $98.3 million, primarily reflecting proceeds of $362.2 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $259.1 million. Cash provided by financing activities of $2.9 million was primarily related to cash received from stock option exercises.
Liquidity and Capital Resources
We have historically financed our operations through private placements of equity securities, the issuance of convertible notes, public offerings of common stock, and payments received from product development partnerships and licensing arrangements.
As of June 30, 2025, we had $663.8 million of cash, cash equivalents, and marketable debt securities compared to $706.7 million as of December 31, 2024.
On February 27, 2023, we entered into an open market sale agreement (the “Sales Agreement”), pursuant to which we may, from time to time, offer and sell up to $200.0 million in shares of our common stock through SVB Securities LLC, acting as the sales agent. As of June 30, 2025, no shares have been issued under the Sales Agreement.
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
Funding Requirements
We have not generated any revenue from the sale of products developed by us to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our internal product development candidates. As we are currently in the clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will commercialize one or more of our internal product development candidates. We expect that we will continue to increase our operating expenses in connection with ongoing and additional clinical and preclinical development of product candidates in our pipeline and also development candidates that we are co-developing with our partners.
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
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2025.
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s exposure to market risk from that described in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of material pending legal proceedings, please read Note 7, Commitments and Contingencies to the Company’s consolidated financial statements included in Part I, “Item I. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
The current U.S. administration has substantially departed from prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current U.S. administration has initiated and is continuing to consider imposing additional tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing reciprocal tariffs on certain U.S. goods. It remains unclear what the current U.S. administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, increase the cost of materials purchased to develop our products, and/or affect the United States or global economy or certain sectors thereof.
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the current presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K). During the quarter ended June 30, 2025, no director or officer (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a trading plan intended to satisfy Rule 10b5-1(c), except as set forth in the following table:

Name	Title	Adoption Date	Duration(1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
Ellen Feigal	Director	6/26/2025	7/31/2026	6,843
Kevin Gorman	Director	6/27/2025	6/30/2026	7,528
Kurt Gustafson	Director	6/24/2025	6/18/2026	5,475
Richard Ranieri	Director	6/26/2025	6/16/2026	5,475
(1) The trading arrangement permits transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.1*	Xencor, Inc. Amended and Restated 2023 Equity Incentive Plan.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101*
The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

Dated: August 6, 2025	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2025	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)