Form 10-Q
period 2025-09-30
Xencor Inc
filed 2025-11-05
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2025
Common stock, par value $0.01 per share	71,410,469

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,291	$40,875
Marketable debt securities	358,493	408,971
Marketable equity securities	84,260	47,929
Accounts receivable	21,805	60,849
Prepaid expenses and other current assets	25,592	18,977
Total current assets	518,441	577,601
Property and equipment, net	54,587	59,800
Patents, licenses, and other intangible assets, net	9,468	18,485
Restricted cash	288	387
Marketable debt securities - long term	247,158	256,833
Right-of-use assets	38,371	38,341
Other assets	498	498
Total assets	$868,811	$951,945
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,079	$16,759
Accrued expenses	28,108	19,217
Lease liabilities	3,936	3,009
Liabilities related to the sales of future royalties	45,362	48,447
Total current liabilities	86,485	87,432
Uncertain tax position payable	3,903	9,990
Lease liabilities, net of current portion	65,331	65,338
Liabilities related to the sales of future royalties, net of current portion	87,776	115,159
Total liabilities	243,495	277,919
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 71,343 and 70,256 shares at September 30, 2025 and December 31, 2024, respectively.	714	703
Additional paid-in capital	1,412,750	1,381,607
Accumulated other comprehensive income (loss)	1,158	(663)
Accumulated deficit	(789,306)	(704,036)
Total stockholders’ equity attributable to Xencor, Inc.	625,316	677,611
Noncontrolling interest	—	(3,585)
Total noncontrolling interest and stockholders’ equity	625,316	674,026
Total liabilities and stockholders’ equity	$868,811	$951,945
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Collaborations, milestones, and royalties	$20,999	$17,796	$97,339	$57,700
Operating expenses:
Research and development	54,367	58,226	174,610	176,630
General and administrative	14,151	14,767	46,603	46,300
Total operating expenses	68,518	72,993	221,213	222,930
Operating loss	(47,519)	(55,197)	(123,874)	(165,230)

Other income (expense):
Interest income	6,538	7,537	21,324	23,766
Interest expense	(7,665)	(9,026)	(24,573)	(27,984)
Gain (loss) on marketable equity securities, net	44,201	9,254	50,109	(448)
Asset impairment charges	(1,565)	—	(8,288)	(20,430)
Other, net	(17)	(10)	(65)	(14)
Total other income (expense)	41,492	7,755	38,507	(25,110)

Loss before income tax expense and noncontrolling interest	(6,027)	(47,442)	(85,367)	(190,340)
Income tax expense	—	—	117	—
Net loss including noncontrolling interest	(6,027)	(47,442)	(85,484)	(190,340)
Net loss attributable to noncontrolling interest	—	(1,154)	(214)	(3,275)
Net loss attributable to Xencor, Inc.	$(6,027)	$(46,288)	$(85,270)	$(187,065)

Net loss per share attributable to Xencor, Inc. (basic and diluted)	$(0.08)	$(0.72)	$(1.15)	$(3.00)
Weighted-average shares used in calculating net loss per share (basic and diluted)	74,413	64,023	74,122	62,310

Other comprehensive income, net of tax:
Net unrealized gain on marketable debt securities	900	2,452	1,821	510
Comprehensive loss	$(5,127)	$(44,990)	$(83,663)	$(189,830)
Less: comprehensive loss attributable to the noncontrolling interest	—	(1,154)	(214)	(3,275)
Comprehensive loss attributable to Xencor, Inc.	$(5,127)	$(43,836)	$(83,449)	$(186,555)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	12,213	—	—	—	12,213
Exercise of stock options	189	2	2,972	—	—	—	2,974
Issuance of restricted stock units	691	7	(7)	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	1,018	—	—	1,018
Purchase of noncontrolling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(48,418)	(214)	(48,632)
Balance at March 31, 2025	71,136	$712	$1,391,261	$355	$(752,454)	$—	$639,874
Stock-based compensation	—	—	10,737	—	—	—	10,737
Issuance of common stock under the Employee Stock Purchase Plan	80	1	661	—	—	—	662
Issuance of restricted stock units	81	1	(1)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(97)	—	—	(97)
Net loss	—	—	—	—	(30,825)	—	(30,825)
Balance at June 30, 2025	71,297	$714	$1,402,658	$258	$(783,279)	$—	$620,351
Stock-based compensation	—	—	10,092	—	—	—	10,092
Issuance of restricted stock units	46	—	—	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	900	—	—	900
Net loss	—	—	—	—	(6,027)	—	(6,027)
Balance at September 30, 2025	71,343	$714	$1,412,750	$1,158	$(789,306)	$—	$625,316

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2023	60,998	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Stock-based compensation	—	—	11,421	—	—	—	11,421
Exercise of stock options	153	1	1,786	—	—	—	1,787
Issuance of restricted stock units	484	5	(5)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(1,445)	—	—	(1,445)
Net loss	—	—	—	—	(73,440)	(676)	(74,116)
Balance at March 31, 2024	61,635	$617	$1,144,468	$(154)	$(544,858)	$(339)	$599,734
Stock-based compensation	—	—	17,190	—	—	—	17,190
Exercise of stock options	10	—	140	—	—	—	140
Issuance of common stock under the Employee Stock Purchase Plan	54	1	929	—	—	—	930
Issuance of restricted stock units	67	1	(1)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(498)	—	—	(498)
Net loss	—	—	—	—	(67,337)	(1,445)	(68,782)
Balance at June 30, 2024	61,766	$619	$1,162,726	$(652)	$(612,195)	$(1,784)	$548,714
Stock-based compensation	—	—	12,338	—	—	—	12,338
Exercise of stock options	59	1	684	—	—	—	685
Issuance of restricted stock units	44	—	—	—	—	—	—
Sale of common stock and pre-funded warrants, net of issuance cost	8,094	81	189,098	—	—	—	189,179
Net unrealized gain on marketable debt securities	—	—	—	2,452	—	—	2,452
Net loss	—	—	—	—	(46,288)	(1,154)	(47,442)
Balance at September 30, 2024	69,963	$701	$1,364,846	$1,800	$(658,483)	$(2,938)	$705,926
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(85,484)	$(190,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,935	9,113
Accretion of discount on marketable debt securities, net	(3,141)	(16,635)
Stock-based compensation	33,042	40,949
Gain on sale of marketable securities, net	(4,973)	(3)
Change in fair value of marketable equity securities	(45,136)	448
Asset impairment charges	8,288	20,430
Non-cash royalty revenue related to the sale of future royalties	(57,828)	(48,646)
Non-cash interest expense on liabilities related to the sale of future royalties	24,569	27,950
Changes in operating assets and liabilities:
Accounts receivable	34,532	1,875
Prepaid expenses and other assets	8,761	328
Accounts payable	(5,644)	4,856
Accrued expenses	6,854	1,843
Operating lease, net	890	1,374
Other assets and liabilities, net	(6,071)	(5,893)
Net cash used in operating activities	(83,406)	(152,351)

Cash flows from investing activities
Purchase of marketable debt securities	(261,045)	(540,844)
Purchase of property and equipment	(2,010)	(4,433)
Purchase of patents	—	(2,396)
Proceeds from sales of marketable equity securities	13,778	6,639
Proceeds from sales and maturities of marketable debt securities	318,089	475,910
Net cash provided by (used in) investing activities	68,812	(65,124)

Cash flows from financing activities
Proceeds from the exercises of stock options	2,974	2,612
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	662	930
Proceeds from issuance of common stock and pre-funded warrants	—	201,256
Common stock and pre-funded warrants issuance costs	—	(12,077)
Cash paid to acquire noncontrolling interest	(1,725)	—
Net cash provided by financing activities	1,911	192,721

Net decrease in cash, cash equivalents, and restricted cash	(12,683)	(24,754)
Cash, cash equivalents, and restricted cash, beginning of period	41,262	54,170
Cash, cash equivalents, and restricted cash, end of period	$28,579	$29,416

Supplemental disclosure of cash flow information
Interest paid	$4	$31
Income taxes paid	$7,359	$6,100
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Xencor, Inc. (the “Company”) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. The Company leverages its protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. These candidates are advanced into clinical-stage development, where the Company is conducting Phase 1 and Phase 2 studies across a broad portfolio of programs. Based on the results of these studies, the Company determines which programs to advance into later-stage development and potential commercialization, which to partner in order to access complementary resources, and which to discontinue.
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
Certain note disclosures that are normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as they are not required for interim reporting purposes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more complete descriptions and discussions. Operating results and cash flows for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.
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
Income Tax
The Company recorded an income tax expense of $0 and $0.1 million for the three and nine months ended September 30, 2025, respectively. No income tax provision was recorded for each of the three and nine months ended September 30, 2024. As of September 30, 2025, the Company’s deferred income tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, expensing of domestic research and development costs, and the limitation on business interest expense deduction. The Company has preliminarily evaluated the impact of the new tax law on its financial condition and results of operations and does not anticipate a material change to its effective income tax rate and net deferred federal income tax assets, as it continues to maintain a full valuation allowance.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements
The Company does not expect any recently issued accounting standards, other than those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024, to have an impact on its financial results, other than the following:
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to Internal-Use Software, to amend certain aspects of the accounting for and disclosure of software costs. This ASU will become effective for the Company beginning January 1, 2028, and is not expected to have a material impact on its consolidated financial statements or related disclosures.
In September 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Subtopic 326): Practical Expedient for Reasonable and Supportable Forecasts, which allows entities to elect a practical expedient that assumes current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when developing reasonable and supportable forecast used to estimate expected credit losses. This ASU will become effective for the Company beginning January 1, 2026, and is not expected to have a material impact on its consolidated financial statements or related disclosures.
2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Alexion	$18,703	$15,667	$50,996	$42,118
Incyte	2,295	2,124	44,332	6,528
Mabgeek	—	—	—	1,500
Vega	—	—	—	500
Vir Bio	1	5	2,011	54
Third Party Licensee	—	—	—	7,000
Total(1)	$20,999	$17,796	$97,339	$57,700
(1) As of September 30, 2025, there was no deferred revenue related to the agreements the Company entered into with the parties listed above.
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
License	$—	$—	$—	$8,500
Milestone	—	—	39,500	500
Royalties	20,999	17,796	57,839	48,700
Total	$20,999	$17,796	$97,339	$57,700

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
Under the Alexion Agreement, the Company recognized non-cash royalty revenue of $18.7 million and $15.7 million during the three months ended September 30, 2025 and 2024, respectively, and $51.0 million and $42.1 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company recorded $18.5 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
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
Under the MorphoSys Agreement, the Company recognized non-cash royalty revenue of $2.3 million and $2.1 million during the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $6.5 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company recorded $3.3 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
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
The Company recognized nominal amounts of royalty revenue for the three and nine months ended September 30, 2025 and 2024. Under the Vir Bio Agreement, the Company is eligible to receive up to $152.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
Third-Party License
In May 2024, the Company entered into a Patent License Agreement with a third-party licensee. The Company satisfied its performance obligation under the agreement, triggering a $7.0 million payment to the Company, which was paid in the third quarter of 2024. There is no further obligation under this agreement.
3. Marketable Debt and Equity Securities
Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$18,095	$—	$—	$18,095
Corporate securities	11,964	25	—	11,989
Government securities	592,520	1,309	(167)	593,662
	$622,579	$1,334	$(167)	$623,746

Reported as
Cash equivalents				$18,095
Marketable debt securities				605,651
Total				$623,746

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$26,180	$—	$—	$26,180
Corporate securities	142,688	185	—	142,873
Government securities	523,769	647	(1,485)	522,931
	$692,637	$832	$(1,485)	$691,984

Reported as
Cash equivalents				$26,180
Marketable debt securities				665,804
Total				$691,984
The following table summarizes the contract maturities of the Company’s marketable debt securities as of September 30, 2025:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$358,349	$358,493
Mature within two years	246,135	247,158
Total	$604,484	$605,651
The Company did not record any impairment losses on its marketable debt securities during the three and nine months ended September 30, 2025 and 2024.
Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
INmune Bio, Inc.	$—	$8,805
Viridian Therapeutics, Inc.	15,476	13,748
Zenas BioPharma, Inc.	68,784	25,376
	$84,260	$47,929
During the nine months ended September 30, 2025, the Company sold its entire holdings of 1,885,533 shares in INmune Bio, Inc., generating $13.8 million in proceeds.
Net realized and unrealized gains (losses) on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total gains (losses) recorded on marketable equity securities	$44,201	$9,254	$50,109	$(448)
Less: (Losses) gains recorded on sale of marketable equity securities	(10)	92	4,973	1,280
Unrealized gains (losses) on securities held at the reporting date	$44,211	$9,162	$45,136	$(1,728)
The increase in unrealized gains for the three and nine months ended September 30, 2025 was primarily attributable to the higher fair value of the Company’s equity investment in Zenas BioPharma, Inc.
No impairment losses were recognized on marketable equity securities during the three and nine months ended September 30, 2025. The Company recorded impairment charges of $20.4 million related to equity securities without a readily determinable fair value during the nine months ended September 30, 2024, and no impairment during the three months ended September 30, 2024.
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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of September 30, 2025 and December 31, 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	September 30, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$18,095	$18,095	$—	$—
Marketable debt securities:
Corporate securities	11,989	—	11,989	—
Government securities	593,662	—	593,662	—
Marketable equity securities	84,260	84,260	$—	$—
Total financial assets	$708,006	$102,355	$605,651	$—

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$26,180	$26,180	$—	$—
Marketable debt securities:
Corporate securities	142,873	—	142,873	—
Government securities	522,931	—	522,931	—
Marketable equity securities	$47,929	47,929	$—	$—
Total financial assets	$739,913	$74,109	$665,804	$—

5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2025	December 31, 2024
	(in thousands)
Lab equipment	$43,244	$40,937
Computer, software and office equipment	2,283	2,131
Furniture and fixtures	128	128
Leasehold improvements	51,695	51,566
Construction in progress	6,638	7,217
Total gross carrying amount	103,988	101,979
Less: accumulated depreciation and amortization	(49,401)	(42,179)
Property and equipment, net	$54,587	$59,800
Depreciation and amortization expense for property and equipment for the three months ended September 30, 2025 and 2024 was $2.4 million and $2.8 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2025 and 2024 was $7.2 million and $8.2 million, respectively.
Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	September 30, 2025	December 31, 2024
	(in thousands)
Patents	$10,870	$16,854
Licenses and other intangible assets	982	2,430
Total finite-lived assets	11,852	19,284
Indefinite-lived assets	4,970	10,795
Total gross carrying amount	16,822	30,079
Accumulated amortization	(7,354)	(11,594)
Total patents, licenses, and other intangible assets, net	$9,468	$18,485
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $0.7 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. The Company recorded the asset impairment charges of $1.6 million and $8.3 million during the three and nine months ended September 30, 2025, respectively, related to its decision to pause further development of certain programs and prioritize resources toward advancing other pipeline programs. As a result, associated patents related to the paused programs were impaired. No impairment charges were recorded for each of the three and nine months ended September 30, 2024.

The following table presents the estimated future amortization expense related to definite-lived assets as of September 30, 2025:

Amortization Expense
Year ending December 31,	(in thousands)
For the remainder of 2025	$28
2026	734
2027	705
2028	577
2029	361
2030 and thereafter	2,093
Total	$4,498
Accrued Expense
Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued R&D expenses	$10,130	$2,324
Accrued payroll and benefits	16,173	14,849
Other	1,805	2,044
Total accrued expenses	$28,108	$19,217

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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the liabilities related to the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions such as future sales forecasts and other significant events. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of September 30, 2025, the estimated effective interest rates were 22.7% and 16.3% for Ultomiris and Monjuvi Royalty Sale Agreements, respectively.
The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	September 30, 2025	December 31, 2024
	(in thousands)
Beginning balance	$163,606	$189,483
Royalties owed to OMERS	—	834
Royalties paid to OMERS	(55,037)	(63,304)
Non-cash interest expense recognized	24,569	36,593
Ending balance	$133,138	$163,606

Current liabilities	$45,362	$48,447
Long-term liabilities	87,776	115,159
Total	$133,138	$163,606
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
The Company is currently a party to an action initiated by Merus N.V. (“Merus”) in the District of Delaware alleging that the Company’s manufacture, use, offer for sale, sale and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against the Company on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the “Asserted Patents”). Merus seeks a judgment of patent infringement, an order enjoining the Company from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, the Company filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which the Company argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. The Company’s motion to dismiss under Rule 12(b)(6) was granted on October 1, 2025. The Court has provided Merus until November 11, 2025 to file an amended complaint. On February 11, 2025, the Company filed for inter partes review (“IPR”) of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Office’s Patent and Trial Appeal Board (“PTAB”) seeking a finding that certain claims of those patents are unpatentable. The PTAB instituted the IPR on September 26, 2025. The Company believes it has strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement—some of which have already been accepted by the district court and preliminarily accepted by the PTAB, but there is no guarantee that the Company will ultimately prevail.
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s consolidated balance sheets as of September 30, 2025 and December 31, 2024.
In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’ delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of September 30, 2025
Common Stock	$0.01	200,000,000	71,343,148	71,343,148
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2024
Common Stock	$0.01	200,000,000	70,256,108	70,256,108
Preferred Stock	$0.01	10,000,000	—	—
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
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering will be issued pursuant to the Company’s Shelf Registration Statement and the prospectus supplement filed pursuant to Rule 424(b) relating to the ATM Offering, dated February 27, 2023. As of September 30, 2025, no shares have been issued under the Sales Agreement.
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
9. Leases
Monrovia, California: The Company leases office and laboratory space in Monrovia, California, which lease expires in December 2025. The lease contains an option to renew for one additional five-year term. As of September 30, 2025, the Company has concluded it will not exercise the renewal option; therefore, no renewal periods are included in the remaining lease term, and the option is excluded from the measurement of the right-of-use assets and liabilities.
On August 8, 2025, the Company entered into the seventh amendment to the lease to extend the term for the second floor premises by one year. The amended lease term will commence on January 1, 2026 and expire on December 31, 2026. The total lease expense associated with this lease is approximately $0.9 million.
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
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	September 30, 2025	December 31, 2024
		(in thousands)
Operating lease assets	Right-of-use assets	$38,371	$38,341
Current operating lease liabilities	Lease liabilities	3,936	3,009
Non-current operating lease liabilities	Lease liabilities, net of current portion	65,331	65,338
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2025:

Year	Amounts
(in thousands)
For the remainder of 2025	$1,209
2026	9,084
2027	9,759
2028	9,276
2029	9,531
2030 and thereafter	58,229
Total	97,088
Less: Imputed interest	(27,821)
Total operating lease liabilities (includes current portion)	$69,267
The following table presents lease costs, supplemental cash flow and other information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$2,213	$1,881	$5,947	$5,643
Variable lease cost	259	(201)	701	939
Total lease costs	$2,472	$1,680	$6,648	$6,582

Right-of-use assets adjusted in exchange for amended operating lease liabilities	$863	$—	$863	$7,166
Cash paid for amounts included in the measurement of lease liabilities	$2,201	$801	$5,629	$2,679

			September 30,
			2025	2024
Weighted-average remaining lease term (in years)			9.6 years	10.5 years
Weighted-average discount rate (%)			7.0%	7.0%

10. Stock Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). On June 12, 2025, the Company’s stockholders approved the amendment and restatement of the 2023 Plan to increase the number of authorized shares reserved for issuance thereunder by 3,000,000 shares. As of September 30, 2025, the total number of shares of common stock reserved for issuance under the 2023 Plan is 20,359,868.
In addition, the Company’s Board and stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective on December 5, 2013. As of September 30, 2025, the total number of shares of common stock available for issuance under the ESPP is 865,198.
The following table presents a summary of awards outstanding:

	September 30, 2025
	2013 Plan	2023 Plan	Total
Stock options	9,230,740	4,245,179	13,475,919
RSUs	223,840	1,728,761	1,952,601
	9,454,580	5,973,940	15,428,520
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$4,496	$5,158	$13,769	$18,326
Research and development	5,596	7,180	19,273	22,623
	$10,092	$12,338	$33,042	$40,949

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$5,230	$6,760	$17,541	$24,578
RSUs	4,640	5,372	14,833	15,748
ESPP	222	206	668	623
	$10,092	$12,338	$33,042	$40,949

Stock Option Awards
The following table presents a summary of the stock option activity for the nine months ended September 30, 2025:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,370,081	$28.59	5.9	$10,386
Granted	1,993,374	13.00
Exercised	(189,194)	15.72
Forfeited	(698,342)	25.67
Outstanding at September 30, 2025	13,475,919	$26.62	5.6	$1,253
Exercisable at September 30, 2025	9,559,952	$29.55	4.3	$110
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2025 were $0 and $0.5 million, respectively. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2024 were $0.4 million and $1.8 million, respectively.
As of September 30, 2025, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $36.1 million will be recognized in the Company’s results of operations over a weighted average period of 2.3 years.
The per share weighted average grant date fair values of the stock options granted in the period are $4.59 and $7.11 for the three and nine months ended September 30, 2025, and $9.74 and $12.01 for the three and nine months ended September 30, 2024, respectively. The following table provides the weighted-average assumptions used in the calculation of grant date per share fair values of these stock options based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years) (1)	6.3	5.8	6.4	6.4
Expected volatility (2)	53.2%	50.8%	51.0%	50.1%
Risk-free interest rate (3)	4.0%	4.2%	4.1%	4.2%
Expected dividend yield (4)	—%	—%	—%	—%
Underlying stock price	$8.24	$18.54	$13.00	$22.21
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.
(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2024	1,783,795	$25.52
Granted	1,143,134	13.25
Vested	(817,938)	26.57
Forfeited	(156,390)	19.97
Outstanding as of September 30, 2025	1,952,601	$18.23

The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date.
As of September 30, 2025, there was $24.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	42.97% - 73.25%	42.97% - 44.60%	42.97% - 73.25%	42.97% - 44.60%
Risk-free interest rate	4.22% - 5.40%	4.71% - 5.40%	4.22% - 5.40%	4.71% - 5.40%
Expected dividend yield	—%	—%	—%	—%
As of September 30, 2025, the pre-tax compensation expense for all outstanding shares issued under the Company’s ESPP in the amount of $0.2 million will be recognized in the Company’s results of operations over a weighted average period of 2 months.
11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Numerator:
Net loss attributable to Xencor, Inc.	$(6,027)	$(46,288)	$(85,270)	$(187,065)
Denominator:
Weighted-average basic shares outstanding	74,413	64,023	74,122	62,310
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares outstanding	74,413	64,023	74,122	62,310

Basic and diluted net loss per share	$(0.08)	$(0.72)	$(1.15)	$(3.00)
All outstanding options and RSUs as of September 30, 2025 and 2024 were excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive. The following table sets forth the potentially dilutive securities calculated as if the Company was in a net income position for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options	—	276,868	5,062	374,076
Restricted stock units	81,598	164,269	255,052	225,072
Total	81,598	441,137	260,114	599,148

12. Segment Reporting
The Company operates as a single reportable segment focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs. Segment profit or loss is measured as the net loss reported in the Company’s consolidated statements of operations and comprehensive loss. Segment revenue consists of license, royalties, and milestone payments derived from collaboration and licensing agreements. See Note 2. Segment assets is represented by total assets as reported on the Company’s consolidated balance sheets.
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
The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenues:
License	$—	$—	$—	$8,500
Milestone	—	—	39,500	500
Royalties	20,999	17,796	57,839	48,700
Total revenues	20,999	17,796	97,339	57,700
Operating expenses:
Research and development:
External research and development expenses	26,260	29,094	85,085	84,394
Internal research and development expenses	22,511	21,952	70,252	69,613
Stock based compensation	5,596	7,180	19,273	22,623
Total research and development	54,367	58,226	174,610	176,630
General and administrative	14,151	14,767	46,603	46,300
Total operating expenses	68,518	72,993	221,213	222,930
Operating loss	(47,519)	(55,197)	(123,874)	(165,230)
Other income (expense), net (1)	41,492	7,755	38,507	(25,110)
Loss before income tax expense and noncontrolling interest	$(6,027)	$(47,442)	$(85,367)	$(190,340)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$3,735	$3,370	$14,883	$8,270
XmAb541 (CLDN6 x CD3)	3,757	1,293	8,732	2,547
XmAb808 (B7-H3 x CD28)	1,016	2,354	4,891	6,397
XmAb942 (Xtend TL1A)	3,003	5,597	8,368	15,553
Plamotamab (CD20 x CD3)	1,422	3,851	5,063	4,258
XmAb657 (CD19 x CD3)	2,650	612	12,827	612
Other programs including research and early stage	6,731	5,151	15,607	23,519
Wind down costs of terminated programs	3,946	6,866	14,714	23,238
Total external R&D expenses	26,260	29,094	85,085	84,394
Internal research and development expenses	22,511	21,952	70,252	69,613
Stock based compensation	5,596	7,180	19,273	22,623
Total R&D expenses	$54,367	$58,226	$174,610	$176,630
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
XmAb Drug Candidates
We are currently enrolling four clinical studies to evaluate our XmAb drug candidates for patients with many different types of serious diseases.

Oncology Programs
XmAb819 (ENPP3 x CD3): XmAb819 is a novel, potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with clear cell renal cell carcinoma (ccRCC). XmAb819 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in RCC and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format is designed to enable antibodies to bind more avidly and selectively kill tumor cells with higher antigen density, potentially sparing normal cells. We are conducting a Phase 1 study to evaluate XmAb819 in patients with advanced ccRCC. The first dose-expansion cohort in the study is enrolling patients as dose-escalation continues.
At the AACR-NCI-EORTC Conference on Molecular Targets and Cancer Therapeutics in October 2025, we presented initial results from the Phase 1 dose-escalation study. As of the data cut-off, 69 patients had received XmAb819 across 15 dose cohorts; patients were heavily pre-treated, having received a median of 4 prior lines of therapy. All patients received prior anti-PD1 therapy and prior VEGF-TKI therapy, and 36% of patients were previously treated with a HIF2α inhibitor. XmAb819 demonstrated evidence of anti-tumor activity and an acceptable safety profile that was generally well tolerated across dose levels. Of the 20 efficacy-evaluable patients treated at the dose levels that were preclinically predicted to be within the target dose range, 25% achieved a partial response (PR, per RECIST v1.1) as best response with a 70% disease control rate. The most common treatment-emergent adverse events (AEs) were cytokine release syndrome, rash and gastrointestinal-related toxicities that were primarily Grade 1 or 2 in severity and predominantly associated with prime-step dosing in the first four weeks of treatment. No cases of treatment-related immune effector cell-associated neurotoxicity syndrome (ICANS) were observed. No Grade 5 events were reported. Four patients (6%) were dose-reduced due to treatment-related AEs, and three patients (4%) discontinued treatment due to treatment-related AEs.
XmAb541 (CLDN6 x CD3): XmAb541 is a novel, potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with CLDN6 expressing tumor types including ovarian cancer. XmAb541 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing CLDN6, a tumor-associated antigen in ovarian cancer, germ cell tumors and other solid tumors. The XmAb 2+1 multivalent format used in XmAb541 enables greater selectivity for CLDN6 over similar Claudin family members, such as CLDN9, CLDN3 and CLDN4. We are conducting a Phase 1 dose-escalation study to evaluate XmAb541 in patients with advanced gynecologic and germ cell tumors.
In October 2025 we presented early efficacy data from a cohort in the ongoing Phase 1 dose-escalation study. As of the data cut-off, nine patients received XmAb541 in the most recently completed escalation cohort. Confirmed partial responses per RECIST v1.1 were observed in three patients: one patient with ovarian cancer and two patients with germ cell tumors.
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
Autoimmune Disease Programs
XmAb942 (Xtend TL1A): XmAb942 is a high-potency, extended half-life, investigational anti-TL1A antibody in clinical development for patients with inflammatory bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease (CD). The first generation of anti-TL1A antibodies, designed to block the interaction between the DR3 receptor and its ligand TL1A, have reduced disease activity in patients with UC and CD in multiple clinical studies. We announced interim results from a Phase 1 dose-escalation study in healthy volunteers in April 2025. The results indicate that XmAb942 was well tolerated at single and multiple doses. Pharmacokinetic analysis of the single dose cohorts estimated a human half-life of greater than 71 days, which supports a 12-week dosing interval during maintenance treatment. We initiated a Phase 2b study of XmAb942 in UC, the XENITH-UC Study, in the third quarter of 2025. XENITH-UC is a randomized, double-blind, placebo-controlled trial in patients with moderate-to-severe UC, whose disease has progressed after at least one conventional or advanced therapy.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells. In the second quarter of 2025, we received regulatory authorization to initiate a Phase 1b proof-of-concept study for plamotamab in rheumatoid arthritis (RA), and we initiated the study in the third quarter of 2025. The study will select a priming and step-up dose regimen based on the regimen established in oncology, and will assess the initial safety, efficacy and biomarkers of plamotamab in patients with RA. Results from the previously conducted Phase 1 study in hematologic cancers showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Data demonstrating deep peripheral B-cell depletion observed in patients with lymphoma were presented at a medical meeting in December 2024. Based on these clinical outcomes, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T-cell engagers for the treatment of patients with autoimmune diseases, we are evaluating plamotamab in RA, in which patients progressed through prior standard of care treatment.
XmAb657 (CD19 x CD3): We have leveraged our XmAb protein engineering platforms to create XmAb657, a potent, potentially long-acting CD19 x CD3 bispecific antibody, utilizing the XmAb 2+1 bispecific antibody format and Xtend Fc technology. In non-human primate studies, a single dose of XmAb657 deeply reduced B cells by over 99.98% in the peripheral compartment, bone marrow and lymph nodes, which was sustained for at least 28 days. Half-life was estimated to be 15 days, which indicates a potential for durable B-cell depletion in clinical studies. XmAb657 was well tolerated preclinically, with no clinical signs of cytokine release syndrome. We plan to initiate a first-in-human study by year end 2025.
XmAb412 (TL1A x IL-23): XmAb412 is a TL1A x IL-23p19 bispecific antibody, which targets two important inflammatory pathways for autoimmune and inflammatory disease, while avoiding the complexities of dosing and formulary access for two separate TL1A and IL23 targeted drugs. In vitro studies show that the candidate matches the target inhibition potency of monospecific antibodies to these targets, but in a bispecific format. We anticipate initiating first-in-human studies during 2026.
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
The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In August 2021, the European Commission granted conditional marketing authorization for Minjuvi® (tafasitamab) in combination with lenalidomide, followed by tafasitamab monotherapy, for the treatment of adult patients with DLBCL who are not eligible for ASCT. In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma (FL) and submitted a supplemental Biologics License Application, which was accepted in February 2025. In June 2025, the FDA approved Monjuvi in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory FL. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. We earned $2.3 million in estimated non-cash royalties from Incyte for the three months ended September 30, 2025.
Zenas BioPharma, Inc., (“Zenas”) is advancing obexelimab, an antibody that targets CD19 with its variable domain and uses an XmAb Immune Inhibitor Fc Domain, for the treatment of patients with autoimmune diseases. In October 2025, Zenas announced positive results from the Phase 2 MoonStone trial of obexelimab in relapsing multiple sclerosis, in which the primary endpoint of the study was met.

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
Amgen Inc. (“Amgen”) is advancing xaluritamig, a STEAP1 x CD3 2+1 XmAb bispecific T-cell engager, for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1 expressing cells. In the third quarter of 2025, Amgen initiated the Phase 3 Xalience study of xaluritamig in combination with abiraterone versus investigator’s choice therapy in patients with chemotherapy-naïve metastatic castration-resistant prostate cancer (mCRPC). XALute, a Phase 3 monotherapy study of xaluritamig in patients who have previously been treated with taxane-based chemotherapy, is ongoing. Multiple Phase 1 or Phase 1b studies evaluating xaluritamig as a monotherapy or in combination are enrolling patients with earlier prostate cancer, as well.
Astellas is advancing ASP2138, an investigational bispecific CD3 T-cell engager, for the treatment of patients with Claudin 18.2 (CLDN18.2)-positive gastric, gastroesophageal junction and pancreatic cancers. ASP2138 utilizes the XmAb 2+1 multivalent format to enable activation of T cells against CLDN18.2-expressing tumor cells. In October 2025, the first clinical data from ASP2138, both as a monotherapy and in combination with standard of care therapies in gastric gastroesophageal junction adenocarcinomas, were presented during the European Society for Medical Oncology (ESMO) congress in Berlin.
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
Alexion’s Ultomiris® uses Xtend Fc technology for longer half-life. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. We earned $18.7 million in estimated non-cash royalties from Alexion for the three months ended September 30, 2025.
In August 2019, we entered into an agreement with Vir Bio, in which we provided Vir Bio a non-exclusive license to our Xtend technology for two targets in infectious disease. Tobevibart is currently in clinical development for the treatment of patients with chronic hepatitis delta (CHD) and patients with chronic hepatitis B. Vir Bio initiated a Phase 3 study of tobevibart in combination with a small interfering ribonucleic acid (siRNA) in people living with CHD in March 2025, triggering a $2.0 million milestone payment to the Company, which was paid in the second quarter of 2025.
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

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the following periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)
Revenues:
License	$—	$—	$—	$—	$8,500	$(8,500)
Milestone	—	—	—	39,500	500	39,000
Royalties	20,999	17,796	3,203	57,839	48,700	9,139
Total revenues	20,999	17,796	3,203	97,339	57,700	39,639
Operating expenses:
Research and development	54,367	58,226	(3,859)	174,610	176,630	(2,020)
General and administrative	14,151	14,767	(616)	46,603	46,300	303
Total operating expenses	68,518	72,993	(4,475)	221,213	222,930	(1,717)
Operating loss	(47,519)	(55,197)	7,678	(123,874)	(165,230)	41,356
Other income (expense), net(1)	41,492	7,755	33,737	38,507	(25,110)	63,617
Loss before income tax expense and noncontrolling interest	$(6,027)	$(47,442)	$41,415	$(85,367)	$(190,340)	$104,973
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
Revenues
Total revenue for the three and nine months ended September 30, 2025 increased by $3.2 million and $39.6 million, respectively, from the same periods in 2024. The change was primarily driven by the revenue recognition associated with Alexion and Incyte license agreements as discussed below. See Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
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
Under the Alexion Agreement, we recognized $18.7 million and $15.7 million of non-cash royalty revenue during the three months ended September 30, 2025 and 2024, respectively, and $51.0 million and $42.1 million during the nine months ended September 30, 2025 and 2024, respectively.
Incyte: In June 2010, we entered into a Collaboration and License Agreement with MorphoSys AG, which was subsequently amended in 2012, 2020 and 2024 (as amended, the Morphosys Agreement). The MorphoSys Agreement provides MorphoSys AG with an exclusive worldwide license to our patents and know-how to research, develop, and commercialize our XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties. In February 2024, Incyte assumed all of MorphoSys AG’s right, title and interest under the MorphoSys Agreement. Under this agreement, originally executed in June 2010, we entered into a Collaboration and License Agreement in June 2010 with MorphoSys AG and acquired exclusive global development and commercialization rights to tafasitamab.
In February 2025, the FDA accepted Incyte’s submission of a supplemental biologics license application, triggering a $12.5 million milestone payment to us, which was paid in the second quarter of 2025. The FDA approved the application in June 2025, triggering a $25.0 million milestone payment to us, which was paid in the third quarter of 2025.
Under the MorphoSys Agreement, we recognized $2.3 million and $2.1 million of non-cash royalty revenue during the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $6.5 million during the nine months ended September 30, 2025 and 2024, respectively.

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
The following tables summarize our research and development expenses for the following periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$3,735	$3,370	$14,883	$8,270
XmAb541 (CLDN6 x CD3)	3,757	1,293	8,732	2,547
XmAb808 (B7-H3 x CD28)	1,016	2,354	4,891	6,397
XmAb942 (Xtend TL1A)	3,003	5,597	8,368	15,553
Plamotamab (CD20 x CD3)	1,422	3,851	5,063	4,258
XmAb657 (CD19 x CD3)	2,650	612	12,827	612
Other programs including research and early stage	6,731	5,151	15,607	23,519
Wind down costs of terminated programs	3,946	6,866	14,714	23,238
Total external R&D expenses	26,260	29,094	85,085	84,394
Internal research and development expenses	22,511	21,952	70,252	69,613
Stock based compensation	5,596	7,180	19,273	22,623
Total research and development expenses	$54,367	$58,226	$174,610	$176,630
R&D expenses decreased by $3.9 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, respectively. The decrease was primarily driven by lower stock based compensation in the current periods and higher costs incurred in the prior-year periods related to programs that are winding down or had been terminated. R&D expenses may fluctuate from period to period depending on the timing, progress, and level of activity of each program.
General and Administrative Expenses
General and administrative expenses consists of salaries, stock compensation, professional services related to legal, audit, consulting, patent filings, business insurance and technology expenses, facilities, and depreciation and amortization. General and administrative expenses for the three and nine months ended September 30, 2025 remained relatively consistent with the same periods in 2024.
Other Income (Expense)
Other income (expense) primarily consists of interest income and expense, gains and losses on marketable equity securities, and asset impairment charges. Other income increased by $33.7 million and $63.6 million for the three and nine months ended September 30, 2025, compared to the same periods in 2024, respectively.
The change for the three and nine months ended September 30, 2025, was primarily driven by a combination of realized and unrealized gains from the marketable equity securities. In addition, impairment charges of $20.4 million were recognized in the first quarter of 2024 related to an equity interest in a private biotechnology company.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024	Change
Cash Flow from:
Operating activities	$(83,406)	$(152,351)	$68,945
Investing activities	68,812	(65,124)	133,936
Financing activities	1,911	192,721	(190,810)
Net decrease in cash, cash equivalents, and restricted cash	$(12,683)	$(24,754)	$12,071
During the nine months ended September 30, 2025, cash flow used in operating activities was $83.4 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. While overall operating expenditures remained consistent with the prior year, the change was primarily driven by higher milestone receipts in 2025, including $30.0 million received from Amgen during the nine months ended September 30, 2025, which had been recognized as revenue in December 2024. Cash provided by investing activities amounted to $68.8 million, primarily reflecting proceeds of $331.9 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $261.0 million. Cash provided by financing activities of $1.9 million was primarily related to cash received from stock option exercises and the issuance of common stock under the ESPP, offset by payments to acquire non-controlling interest.
During the nine months ended September 30, 2024, cash flow used in operating activities was $152.4 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. Cash provided by investing activities amounted to $65.1 million, primarily reflecting proceeds of $482.5 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $540.8 million. Cash provided by financing activities of $192.7 million was primarily related to proceeds from issuance of common stock and pre-funded warrants.
Liquidity and Capital Resources
We have historically financed our operations through private placements of equity securities, the issuance of convertible notes, public offerings of common stock, and payments received from product development partnerships and licensing arrangements.
As of September 30, 2025, we had $633.9 million of cash, cash equivalents, and marketable debt securities compared to $706.7 million as of December 31, 2024.
On February 27, 2023, we entered into an open market sale agreement (the “Sales Agreement”), pursuant to which we may, from time to time, offer and sell up to $200.0 million in shares of our common stock through SVB Securities LLC, acting as the sales agent. As of September 30, 2025, no shares have been issued under the Sales Agreement.
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
Funding Requirements
We have not generated any revenue from the sale of products developed by us to date and do not expect to do so until we obtain regulatory approval of and commercialize one or more of our internal product development candidates. As we are currently in the clinical stage of development, it will be some time before we expect to achieve this, and it is uncertain that we will ever commercialize one or more of our internal product development candidates. We expect that we will continue to increase our operating expenses in connection with ongoing and additional clinical and preclinical development of product candidates in our pipeline and candidates that we are co-developing with our partners.
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
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2025.
Critical Accounting Policies
For a discussion of our material changes in critical accounting policies, see “Recent Accounting Pronouncements” in Note 1, Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the Company’s exposure to market risk from that described in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
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
From time to time, the Company may be subject to various litigation and related matters arising in the ordinary course of business. We are currently a party to an action initiated by Merus N.V. (Merus) in the District of Delaware alleging that our manufacture, use, offer for sale, sale, and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of three Merus patents. Merus filed its complaint against us on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859 (collectively, the Asserted Patents). Merus seeks a judgment of patent infringement, an order enjoining us from infringing the Asserted Patents, a damages award (together with interest), a declaration of willful infringement and a finding that this case is exceptional. On October 10, 2024, we filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which we argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Our motion to dismiss under Rule 12(b)(6) was granted on October 1, 2025. The Court has provided Merus until November 11, 2025 to file an amended complaint. On February 11, 2025, we filed for inter partes review (IPR) of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Appeal Board (PTAB) seeking a finding that certain claims of those patents are unpatentable. The PTAB instituted the IPR on September 26, 2025. We believe we have strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement—some of which have already been accepted by the district court and preliminarily accepted by PTAB, but there is no guarantee that we will ultimately prevail.
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
Disruptions at the FDA, SEC and other government agencies caused by changing priorities or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
Recently, beginning on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this filing, during which time certain regulatory agencies, such as the FDA and the SEC, have furloughed critical employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While the Company continues to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the current presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.
The FDA or comparable foreign regulatory authorities may also face delays or resource constraints relating to foreign inspections, such as those that occurred during the COVID-19 pandemic. In response, such agencies may shift inspection priorities, may turn to remote regulatory assessments, or may issue other policies that could affect product approval timelines, which could have a material adverse effect on our business. A prolonged or continuing U.S. government shutdown or reductions in FDA funding or workforce may also affect inspection-related activities.
Risks Related to Our Industry
Present and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Healthcare reform measures, if approved, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the ACA), was enacted in the United States, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program (the MDRP) are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program. Since its enactment, there have been judicial, congressional, and executive branch challenges to the ACA, which have resulted in delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.
In addition, there have been a number of health reform initiatives that have impacted the ACA. For example, on August 16, 2022, the Inflation Reduction Act (the IRA) became law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA imposes new manufacturer financial liability on certain drugs under Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, subject to certain exemptions applicable to orphan drugs. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges, and the healthcare reform measures of the current administration, will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. In certain countries outside the United States, reimbursement for products that have not yet received marketing authorization may be provided through national managed access programs.
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, congressional inquiries, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. The IRA, among other things, (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations. The prices of these ten drugs are scheduled to become effective January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.
Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and the Centers for Medicare & Medicaid Services, or CMS,

asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal.
We expect that the ACA, the IRA, and any other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.
The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.
Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or comparable foreign regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Rule 10b5-1 Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any trading arrangement, including a Rule 10b5-1 plan (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.1*	Seventh Amendment to Lease, dated August 8, 2025, by and between the Company and 111 Lemon Investors LLC.

10.2*	Consulting Agreement, dated June 6, 2025, by and between the Company and Nancy Valente.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101*
The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 30, 2025, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

Dated: November 5, 2025	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2025	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)