Form 10-K
period 2025-12-31
Xencor Inc
filed 2026-02-25
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025 was $555,937,423.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 17, 2026 was 73,338,642.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

Xencor, XmAb and Proteins by Design are registered trademarks of Xencor, Inc. All other product and company names are trademarks of their respective companies. References in this Annual Report on Form 10-K to “we”, “our”, “us”, “Xencor” or “the Company” refer to Xencor, Inc.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any statements contained in this Annual Report on Form 10-K except for historical information, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “might,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements may include, but are not limited to, statements concerning the following:

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
The forward-looking statements included herein are based on current expectations of the Company’s management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond its control. As such, the Company’s actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1A. “Risk Factors” of Part I of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Annual Report on Form 10-K with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, the Company disclaims any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Item 1. Business
A.Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. We use our protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties and multi-target mechanisms of action. We advance these candidates into clinical-stage development, where we are conducting Phase 1 and Phase 2 studies for a broad portfolio of programs, to determine which programs to advance into later stages of development and potentially commercialization, which programs we partner to optimize development, and which programs we discontinue.
Our approach to protein design includes engineering Fc domains, the parts of antibodies that interact with multiple segments of the immune system and control antibody structure. The Fc domain is constant and interchangeable across antibodies, and our engineered Fc domains can be readily substituted for natural Fc domains. These Fc domains provide specific features such as bispecific structure and extended half-life and serve as the scaffolds for our XmAb drug candidates.
We and our partners develop XmAb antibodies and other types of biotherapeutic drug candidates with improved properties and functionality, which can provide innovative approaches to potentially treating disease and clinical benefits over other treatment options. Applications of our protein engineering technologies include multi-specific antibodies that engage two or more targets simultaneously, creating entirely new biological mechanisms of anti-disease activity, or enhancement of antibody performance by increasing immune inhibitory activity, improving cytotoxicity, extending circulating half-life and stabilizing novel protein structures. Three marketed medicines have been developed with our XmAb protein engineering technologies.
B.XmAb Bispecific Fc Domain and Multi-Specific Antibody Formats
Our modular approach to protein engineering is a distinguishing feature of our Fc technologies. This flexibility enables us to design multiple XmAb drug candidates with distinct and novel mechanisms of action and to explore new applications of the XmAb Bispecific Fc Domain. Our business, research, and clinical efforts focus on developing and advancing a portfolio of XmAb drug candidates in oncology and autoimmune diseases.
•CD3 bispecific antibodies: CD3 T-cell engaging bispecific antibodies are designed to redirect T cells to target cells by engaging an antigen on the target cell and CD3, an activating receptor on T cells.
We have expanded the potential of our CD3 T-cell engagers through the development of the multi-specific XmAb 2+1 bispecific antibody format, which incorporates two identical target-binding domains and one CD3-binding domain. Target-binding affinities are engineered to enable selective engagement and killing of cells with high target expression while minimizing activity against normal cells with low target expression.
In preclinical cancer models, XmAb 2+1 bispecific antibodies preferentially bound to tumor cells over normal cells and effectively recruited T cells to selectively kill tumor cells. These properties may be particularly important for solid tumor targets, where conventional monovalent targeting can result in limited tolerability due to target expression on normal tissues, including critical organs. XmAb819 and XmAb541 are examples of our CD3 candidates in clinical development for solid tumors that were designed using this 2+1 format. Plamotamab and XmAb657, which uses a 2+1 format, are examples of our CD3 candidates in clinical development for autoimmune diseases.
•CD28 bispecific antibodies: T cells in the tumor microenvironment require both T-cell receptor engagement and co-stimulatory signaling to achieve full activation. CD28 is a key co-stimulatory receptor on T cells; however, its natural ligands are often not expressed on tumor cells. Targeted CD28 T-cell engaging bispecific antibodies may enable conditional co-stimulation of T cells, such as in the presence of tumor-associated antigens or in combination with CD3 T-cell engaging bispecific antibodies. XmAb808, our clinical-stage CD28 candidate, has been engineered to provide selective CD28 co-stimulation, activating T cells upon binding to B7-H3 expressed on tumor cells.
•XmAb412 (TL1A x IL23p19): XmAb412 is a bispecific antibody that inhibits both TL1A and IL23p19, two important inflammatory pathways for autoimmune and inflammatory disease, while avoiding the complexities of development, dosing and formulary access for two separate TL1A and IL23 monospecific drugs. In vitro studies show that XmAb412 matches the target inhibition potency of monospecific antibodies to these targets, but in a bispecific format. XmAb412 could address significant unmet medical needs for patients with inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis. We anticipate initiating first-in-human studies during 2026.
    Additional XmAb Fc domains that we have developed include:
•Immune Inhibitor Fc Domain: Designed to provide selective immune inhibition and rapid target clearance through engagement of the FcγRIIb receptor.
•Cytotoxic Fc Domain: Engineered to enhance cytotoxic activity through engagement of FcγRIIIa receptors on natural killer cells and FcγRIIa receptors on other immune system cells.
•Xtend™ Fc Domain: Designed to extend antibody half-life through engagement of the FcRn receptor on endothelial cells. XmAb942 is an antibody that targets TL1A and is in clinical development for inflammatory bowel diseases that uses our Xtend Fc domain.
C.Our Strategy
Our goal is to become a leading biopharmaceutical company that develops and commercializes engineered biologic medicines to advance the standard of care for patients with severe and life-threatening diseases. Key elements of our strategy include the following:
Advance XmAb antibody programs in oncology and autoimmune diseases
We seek to advance multiple XmAb drug candidates into clinical development by leveraging protein engineering capabilities and our modular bispecific technologies. We have aligned our portfolio to prioritize T cell-engaging bispecific antibody programs in oncology, which we believe represent an important emerging class of drugs that holds significant potential for the treatment of patients beyond current standard of care. We employ a number of XmAb protein engineering technologies for our current portfolio of drug candidates to treat patients with cancer and with autoimmune and inflammatory diseases.
Build and actively manage a pipeline of XmAb drug candidates
We advance multiple XmAb drug candidates into early stages of clinical development and evaluate data generated from ongoing studies to inform further development decisions. Based on emerging clinical data, competitive dynamics, and resource considerations, we may increase investment in certain programs, enter into partnerships with third-party biotechnology or pharmaceutical companies, or discontinue development of certain drug candidates.
Leverage protein engineering capabilities through partnerships and collaborations
We seek to utilize our protein engineering capabilities, XmAb Fc domains, XmAb multi-specific antibodies, and XmAb drug candidates in collaboration, licensing, and partnership arrangements to generate revenue while selectively retaining rights to advance certain prioritized programs internally, create new drug candidates, explore combination therapies, and identify additional indications for our pipeline programs.
Generate revenue through licensing and collaboration arrangements
The modular nature of our Fc technologies and our ability to efficiently generate multiple drug candidates provide opportunities to generate revenue from licensing and collaboration agreements with third parties.
Create new XmAb drug candidates and evaluate combination therapies
We aim to leverage our XmAb Fc domains and protein engineering technologies, independently and with partners, to create novel XmAb drug candidates and, where appropriate, to evaluate our candidates in combination with other therapeutic agents.
Expand the functionality of XmAb technology platforms
We continue to conduct research into the function and application of multi-specific antibodies to broaden the scope of our XmAb technology platforms. Our modular designs allow us to engineer XmAb drug candidates across a range of structural formats and biological functions. We are engineering new molecular formats based on our Fc domains to develop novel molecules for engaging three targets simultaneously, called trispecific antibodies, to create highly specific cancer therapies, while overcoming the inherent structural and stability problems for standard trispecific molecules.
Protect and expand our intellectual property portfolio
We seek to protect our proprietary XmAb technologies and XmAb drug candidates by filing and prosecuting patents in the United States and other jurisdictions. Where appropriate, we pursue the expansion and extension of patent coverage for our proprietary and partnered programs incorporating our XmAb technologies.

D.XmAb Drug Candidates in Clinical Development

Wholly Owned	Developed by Partners	Marketed by Partners
Oncology pipeline:	Xaluritamig	Ultomiris*
XmAb819	Obexelimab	Monjuvi*
XmAb541	Teropavimab and zinlirvimab
XmAb808	Tobevibart
ASP2138
Autoimmune pipeline:	Zaltenibart
XmAb942	Novartis antibody
Plamotamab	JNJ-9401
XmAb657	JNJ-1493

* Alexion and Incyte are conducting additional Phase 3 studies in new indications.
We regularly evaluate our portfolio of candidates and make additional investments in candidates with promising early-stage clinical data, partner out other candidates, and stop development of candidates where early clinical data does not support further investment by us. During 2025:
•We presented initial results from the ongoing Phase 1 dose-escalation study of XmAb819 in advanced clear cell renal cell carcinoma and presented early efficacy data from a cohort in the ongoing Phase 1 dose-escalation study of XmAb541 in advanced gynecologic and germ cell tumors;
•We presented initial data from a Phase 1 study of XmAb942 in healthy volunteers and initiated a global Phase 2b study of XmAb942 in ulcerative colitis (XENITH-UC);
•We initiated a Phase 1b proof-of-concept study of plamotamab for patients with rheumatoid arthritis who have progressed through prior standard-of-care treatment;
•We initiated a Phase 1 proof-of-concept study of XmAb657 for patients with idiopathic inflammatory myopathies;
•We selected XmAb412 as our lead TL1A x IL23p19 bispecific antibody drug candidate;
•We paused further development of vudalimab, a PD-1 x CTLA-4 bispecific antibody, and decided not to initiate expansion cohorts of XmAb808 in combination with pembrolizumab.
Wholly Owned Clinical-Stage XmAb Drug Candidates
Our modular XmAb technologies and protein engineering capabilities enable us to rapidly advance multiple drug candidates into clinical development. We are currently enrolling Phase 1 or Phase 2 studies for five wholly-owned candidates to treat patients with many different types of serious diseases: XmAb819, XmAb541, XmAb942, plamotamab and XmAb657.
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
At the AACR-NCI-EORTC Conference on Molecular Targets and Cancer Therapeutics in October 2025, we presented initial results from the Phase 1 dose-escalation study. As of the data cut-off, 69 patients had received XmAb819 across 15 dose cohorts; patients were heavily pre-treated, having received a median of 4 prior lines of therapy. All patients received prior anti-PD1 therapy and prior VEGF-TKI therapy, and 36% of patients were previously treated with a HIF2α inhibitor. XmAb819 demonstrated evidence of anti-tumor activity and an acceptable safety profile that was generally well tolerated across dose levels. Of the 20 efficacy-evaluable patients treated at the dose levels that were preclinically predicted to be within the target dose range, 25% achieved a partial response (4 confirmed PR and 1 unconfirmed PR, per RECIST v1.1) as best response with a 70% disease control rate. The most common treatment-emergent adverse events (AEs) were cytokine release syndrome, rash and gastrointestinal-related toxicities that were primarily Grade 1 or 2 in severity and predominantly associated with prime-step dosing in the first four weeks of treatment. No cases of treatment-related immune effector cell-associated neurotoxicity syndrome (ICANS) were observed. No Grade 5 events were reported. Four patients (6%) were dose-reduced due to treatment-related AEs, and three patients (4%) discontinued treatment due to treatment-related AEs.
The dose-expansion portion of the current Phase 1 study is enrolling patients and dose-escalation continues in RCC. We have initiated tumor expansion cohorts in colorectal cancer (CRC), non-small cell lung cancer (NSCLC) and papillary renal cell carcinoma (pRCC).
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
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells when the antibodies are bound to tumor cells. Data from completed cohorts in a Phase 1 dose-escalation study of XmAb808 in combination with pembrolizumab, an anti-PD1 antibody, are expected to inform future development decisions for the program. Potential combination with CD3 T-cell engaging bispecific antibodies is being evaluated.
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
Results from the previously conducted Phase 1 study in hematologic cancers showed favorable tolerability and comparable preliminary efficacy data, when cross compared to results from studies of a competitor molecule within the class, with similar patient baseline characteristics. Data demonstrating deep peripheral B-cell depletion observed in patients with lymphoma were presented at a medical meeting in December 2024. Based on these clinical outcomes, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T-cell engagers for the treatment of patients with autoimmune diseases, we are evaluating plamotamab in RA, in which patients progressed through prior standard-of-care treatment.
XmAb657 (CD19 x CD3): XmAb657 is a potent, potentially long-acting CD19 x CD3 bispecific antibody, utilizing the XmAb 2+1 bispecific antibody format and Xtend Fc technology. In non-human primate studies, a single dose of XmAb657 deeply reduced B cells by over 99.98% in the peripheral compartment, bone marrow and lymph nodes, which was sustained for at least 42 days. Half-life in non-human primates was estimated to be 15 days, which indicates a potential for durable B-cell depletion in human clinical studies. XmAb657 was well tolerated preclinically, with no clinical signs of cytokine release syndrome. XmAb657 is in development for patients with idiopathic inflammatory myopathies (IIM). We initiated a first-in-human, Phase 1 study in the fourth quarter of 2025.
Collaborations, Partnerships and Licensing Arrangements for Approved or Authorized Medicines and Clinical-Stage Programs Engineered with XmAb Fc Domains
A key part of our business strategy is to leverage our protein engineering capabilities, XmAb Fc domains and drug candidates with partnerships, collaborations and licenses. Through these arrangements we generate revenues in the form of upfront payments, milestone payments and royalties. For partnerships for our drug candidates, we aim to retain a major economic interest in the form of keeping major geographic commercial rights; profit-sharing; co-development options; and the right to conduct studies with drug candidates developed in the collaboration. The types of arrangements that we have entered into with partners include product licenses, novel bispecific antibody collaborations, technology licensing agreements and strategic collaborations.
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
Incyte: The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody containing an XmAb Fc domain for improved cytotoxic potency and indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma (FL) and submitted a supplemental Biologics License Application, which was accepted in February 2025. In June 2025, the FDA approved Monjuvi in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory FL. In January 2026, Incyte announced positive topline results from a pivotal study of Monjuvi as a first-line treatment for DLBCL and that they expect to file a supplemental Biologics License Application (sBLA) for the first-line treatment of adults with newly diagnosed DLBCL in the first half of 2026. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi® in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. Monjuvi® and Minjuvi® are registered trademarks of Incyte.
We are eligible to receive up to $195.0 million in future milestone payments and tiered royalties on net sales of Monjuvi that range from high-single-digit to low-double-digit percentages. We earned $10.2 million in estimated non-cash royalties from Incyte for the year ended December 31, 2025.
Zenas: Zenas BioPharma (“Zenas”) is advancing obexelimab, an antibody that targets CD19 with its variable domain, for the treatment of patients with autoimmune diseases. Obexelimab uses an XmAb Fc domain that was designed to inhibit the function of B cells, an important component of the immune system. Obexelimab was created and initially developed by us and was licensed to Zenas in November 2021. Zenas’ partner, Bristol Myers Squibb, holds exclusive development and commercialization rights for obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore, and Australia.
In October 2025, Zenas announced positive results from the Phase 2 MoonStone trial of obexelimab in patients with relapsing multiple sclerosis, in which the primary endpoint was met. In January 2026, Zenas announced positive results from the Phase 3 INDIGO trial of obexelimab in patients with immunoglobulin G4-related disease (IgG4-RD), in which the primary endpoint was met. Zenas announced that it anticipates submitting a biologics license application (BLA) to the U.S. Food and Drug Administration for the treatment of IgG4-RD in the second quarter of 2026 and a Marketing Authorization Application (MAA) to the European Medicines Agency in the second half of 2026. Zenas is also conducting a Phase 2 study of obexelimab in patients with systemic lupus erythematosus.

We are eligible to receive up to $460.0 million in future milestone payments and tiered royalties on net sales of obexelimab that range from mid-single-digit to mid-teen percentages, dependent on geography. As of December 31, 2025, we own 3,098,380 shares of common stock in Zenas.
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
Amgen: Xaluritamig is a STEAP1 x CD3 2+1 XmAb bispecific T-cell engager that our partner Amgen is advancing for the treatment of patients with prostate cancer. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1-expressing cells. Results from a Phase 1 study evaluating xaluritamig in patients with metastatic castration-resistant prostate cancer (mCRPC) were presented in September 2024. With a median follow-up of 27.9 months, median overall survival was 17.7 months across all cohorts. A PSA90 response rate of 45.1% was observed in high-dose cohorts, and PSA90 response was associated with improved survival (p = 0.0044), which Amgen believes could potentially serve as an early indicator of clinical benefit in these patients.
In the third quarter of 2025, Amgen initiated the Phase 3 XALience study evaluating xaluritamig in combination with abiraterone versus investigator’s choice therapy in patients with chemotherapy-naïve mCRPC. In addition, the Phase 3 XALute monotherapy study of xaluritamig in patients with mCRPC previously treated with taxane-based chemotherapy is ongoing. Multiple Phase 1 and Phase 1b studies evaluating xaluritamig as a monotherapy or in combination are also enrolling patients with earlier prostate cancer.
We are eligible to receive up to $225.0 million in regulatory and sales milestone payments related to the xaluritamig program and tiered royalties on global net sales of approved products that range from mid- to high-single digit percentages.
Astellas: ASP2138 is a bispecific Claudin 18.2 x CD3 bispecific antibody that Astellas is advancing for the treatment of patients with gastric, gastroesophageal junction or pancreatic cancers. ASP2138 utilizes the XmAb 2+1 multivalent format to enable activation of T cells against CLDN18.2-expressing tumor cells. In October 2025, the first clinical data from ASP2138, both as a monotherapy and in combination with standard-of-care therapies in gastric or gastroesophageal junction adenocarcinomas, were presented during the European Society for Medical Oncology (ESMO) congress in Berlin. We are eligible to receive $232.5 million in future milestone payments and tiered royalties on net sales of ASP2138 that range from high-single to low-double digit percentages.
Janssen Biotech, a Johnson & Johnson Company: JNJ-9401 is a PSMA x CD28 bispecific antibody that J&J is advancing for the treatment of patients with mCRPC. In November 2020, we entered into an agreement with J&J (the J&J Agreement) to develop XmAb bispecific antibodies against CD28 and a prostate tumor target, for the potential treatment of patients with prostate cancer, and from the collaboration, J&J selected JNJ-9401, which is currently in a Phase 1 clinical study. We are eligible to receive a total of $640.0 million in future milestone payments and tiered royalties on net sales that range from high-single-digit to low-double-digit percentages for products developed under the J&J Agreement.
JNJ-1493 is a CD20 x CD28 bispecific antibody that J&J is advancing for the treatment of patients with B-cell malignancies. In October 2021, we entered into a second collaboration agreement with J&J (the Second J&J Agreement) to create and characterize CD28 bispecific antibody candidates against B-cell targets, and from the collaboration, J&J selected JNJ-1493, which is currently in a Phase 1 clinical study. In 2023, J&J also selected two additional CD28 bispecific antibody candidates under the second agreement. We are eligible to receive a total of $636.3 million in future milestone payments and tiered royalties on net sales that range from high-single-digit to low-double-digit percentages for products developed under the Second J&J Agreement.
Technology License Agreements
We enter into technology licensing agreements in which we license access to one or more of our XmAb Fc domains on a restricted basis. Our partners are responsible for all research, development and commercialization activities of the drug candidates. The plug-and-play nature of XmAb technologies allows us to license access to our platforms with limited or no internal research and development activities.
Alexion: Alexion’s Ultomiris® uses Xtend Fc technology to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD).

Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. Ultomiris and Soliris are registered trademarks of Alexion Pharmaceuticals, Inc.
We are eligible to receive a low-single-digit percentage royalty on net sales of Ultomiris. We earned $70.1 million in estimated non-cash royalties from Alexion for the year ended December 31, 2025.
Vir Bio: Vir Biotechnology, Inc. (“Vir Bio”) is advancing tobevibart, a neutralizing antibody that incorporates an XmAb Fc domain with multiple enhanced features, as a potential treatment for patients with chronic hepatitis Delta (CHD). In August 2019, we entered into an agreement with Vir Bio pursuant to which we granted Vir Bio a non-exclusive license to our Xtend technology for two infectious disease targets. Vir Bio initiated a Phase 3 registrational study of tobevibart in combination with a small interfering ribonucleic acid (siRNA) in people living with CHD in March 2025, triggering a $2.0 million milestone payment to the Company, which was paid in the second quarter of 2025. We are eligible to receive up to $65.0 million in future milestone payments and tiered royalties on net sales of tobevibart that range from low-single-digit to mid-single-digit percentages.
Novo Nordisk: Zaltenibart is an antibody targeting mannan-binding lectin-associated serine protease-3 (MASP-3) that uses our XmAb Xtend Fc Domain. In December 2025, Novo Nordisk acquired exclusive global development and commercialization rights to zaltenibart from Omeros Corporation. Omeros conducted multiple Phase 2 studies evaluating zaltenibart for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) and other alternative pathway disorders. We are eligible to receive up to $60.0 million in future milestone payments and royalties on net sales of zaltenibart in the mid-single-digit percentage range.
Gilead: Teropavimab and zinlirvimab are broadly neutralizing antibodies that incorporate our XmAb Fc technologies. Gilead Sciences, Inc. is advancing teropavimab and zinlirvimab in combination with lenacapavir as a long-acting treatment for virologically suppressed people living with human immunodeficiency virus (HIV) in a Phase 2 study. For each antibody, we are eligible to receive up to $64.0 million in future milestone payments and tiered royalties on net sales of approved products in the low-single digit percentage range.
Novartis: Novartis is conducting Phase 2 studies evaluating an undisclosed antibody drug candidate that uses one of our XmAb Fc technologies. We are eligible to receive up to $69.0 million in future milestone payments and royalties on net sales in the low-single digit percentage range.
Refer to Part II, Item 8, Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements.
E.Our Research and Development Pipeline
We have leveraged our XmAb Fc platforms and protein engineering capabilities to generate a growing pipeline of drug candidates in clinical and preclinical development, including multiple candidates that incorporate our bispecific Fc domain. We continue to advance these candidates as potential programs for internal clinical development or for out-licensing to third parties. From time to time, we also in-license antibody technologies and compounds from other companies that we believe may enable the creation of additional product candidates through the application of our proprietary technologies. These in-licensing arrangements may require upfront payments, development and commercial milestone payments, and, if commercial products are approved, royalties based on net sales.
F.Market Opportunity
Oncology programs (XmAb819, XmAb541 and XmAb808)
We are actively advancing wholly owned T cell–engaging bispecific antibody drug candidates for the treatment of cancer, including XmAb819, XmAb541, and XmAb808. Cancer is a broad group of diseases characterized by uncontrolled cell growth that can invade surrounding tissues and spread to other parts of the body, and it is the second leading cause of death in the United States. According to the American Cancer Society, approximately 2.1 million new cancer cases and approximately 626,140 cancer-related deaths are expected in the United States in 2026. The National Institutes of Health has estimated that, driven by population growth and aging, medical expenditures for cancer in the United States are projected to reach at least $245.6 billion in 2030.
Inflammatory bowel disease program (XmAb942)
XmAb942 is our wholly owned anti-TL1A antibody drug candidate that we are actively advancing in clinical development for the treatment of IBD. According to the U.S. Centers for Disease Control and Prevention, IBD affects an estimated 2.4 million to 3.1 million adults in the United States, with prevalence increasing over time. The Crohn’s & Colitis Foundation estimates that approximately 70,000 new cases are diagnosed annually in the United States. IBD includes ulcerative colitis, which primarily affects the colon, and Crohn’s disease, which can involve any part of the gastrointestinal tract. Common symptoms include abdominal pain, diarrhea, bloody stool, weight loss, bowel urgency, fatigue, and systemic complications, and the disease is associated with reduced quality of life, increased rates of hospitalization and surgery, and an elevated risk of colorectal cancer.
Despite the availability of multiple approved therapies, durable remission is achieved in only approximately 10% to 20% of patients, reflecting a substantial unmet medical need. Many patients experience inadequate response, loss of response over time, or treatment-limiting side effects, and adherence can be challenging due to dosing frequency and administration burden. According to GlobalData, the global market for therapies to treat Crohn’s disease and ulcerative colitis is projected to reach approximately $40 billion by 2032.
Rheumatoid arthritis program (Plamotamab)
Plamotamab is our wholly owned bispecific antibody drug candidate that we are advancing for the treatment of rheumatoid arthritis (RA). RA is a chronic autoimmune and inflammatory disease in which the immune system attacks healthy tissues, primarily affecting the joints and leading to pain, swelling, progressive joint damage, and functional impairment. According to the Arthritis Foundation, RA affects approximately 1.5 million adults in the United States.
Beyond joint involvement, RA can result in systemic complications affecting organs such as the heart, lungs, and eyes, and is associated with reduced quality of life, increased disability, and shortened life expectancy. Despite the availability of multiple approved therapies, including biologic agents and targeted small molecules, many patients do not achieve sustained remission or experience loss of response over time, highlighting a continued unmet medical need, particularly among patients with moderate-to-severe or refractory disease.
According to GlobalData, the global market for rheumatoid arthritis therapies is projected to reach approximately $30 billion by 2030, reflecting the large patient population and ongoing demand for therapies that can provide durable disease control.
Idiopathic inflammatory myopathies program (XmAb657)
XmAb657 is our wholly owned bispecific antibody drug candidate that we are advancing for the treatment of idiopathic inflammatory myopathies (IIM). IIM is a heterogeneous group of rare autoimmune disorders, including dermatomyositis, polymyositis, and inclusion body myositis, characterized by chronic muscle inflammation and progressive muscle weakness. Estimates from patient advocacy organizations suggest that IIM affects approximately 75,000 individuals in the United States.
In addition to muscle weakness, patients with IIM may experience skin manifestations, difficulty swallowing, and serious systemic complications, including interstitial lung disease, which can be life-threatening. Current treatment approaches rely primarily on corticosteroids and broad immunosuppressive therapies, which are often associated with significant long-term side effects and may not adequately control disease progression for many patients. As a result, there remains a substantial unmet medical need for more targeted therapies that can improve functional outcomes and long-term disease management.
According to GlobalData, the global market for inflammatory myopathy therapies is projected to reach approximately $2.1 billion by 2031, reflecting the growing recognition of disease burden and the need for novel treatment options in this rare autoimmune indication.
G.Competition
We compete in an industry characterized by rapid technological advancement, intense competition, and a strong emphasis on proprietary products. Our competitors include pharmaceutical and biotechnology companies, academic institutions, and other research organizations. We compete for promising antibody-based therapeutic targets, technologies to optimize antibody design, and the recruitment and retention of highly qualified scientific and clinical personnel. Many of our current and potential competitors have substantially greater scientific, research, and product development capabilities, as well as greater financial, marketing, sales, and human resources than we do. In addition, numerous specialized biotechnology companies have formed collaborations with large, established pharmaceutical companies to support the research, development, and commercialization of competing products. As a result, our competitors may be more successful than we are in developing, commercializing, and achieving market acceptance for products that compete with our drug candidates, which could render our product candidates obsolete or noncompetitive before we recover our development costs.
Competition in the fields of oncology and autoimmune disease drug development is intense, with hundreds of compounds in clinical development. A number of large pharmaceutical companies and biotechnology companies are developing competing bispecific antibody platforms, many of which have advanced multiple drug candidates into clinical trials, including Amgen, Genmab A/S, Regeneron Pharmaceuticals, Inc., and Roche Holding AG.

We are developing bispecific antibody drug candidates engineered to direct cytotoxic T-cell activity against solid tumor cells by engaging either the CD3 or CD28 receptor on T cells and a target antigen on tumor cells. Other companies conducting clinical trials of CD3- or CD28-based bispecific antibodies directed to solid tumor antigens include Amgen, Astellas, Context Therapeutics Inc., CytomX Therapeutics, Inc., Genmab A/S, Immunocore Holdings plc, Janux Therapeutics, Inc., Johnson & Johnson, Regeneron Pharmaceuticals, Inc., Roche Holding AG, Rondo Therapeutics, Inc., Takeda Pharmaceutical Co. Ltd., Third Arc Bio, Inc., and Vir Biotechnology. In addition, other antibodies, antibody-drug conjugates, and cell-based therapies are in development or approved for the treatment of cancer.
We are also developing bispecific antibody drug candidates designed to direct cytotoxic T-cell activity against B cells by engaging the CD3 receptor on T cells and either the CD20 or CD19 receptor on B cells. Other companies conducting clinical trials of CD3-based bispecific antibodies directed to CD20 or CD19 for autoimmune diseases include Amgen, Candid Therapeutics, Inc., Cullinan Therapeutics, Inc., Novartis AG, and Roche Holding AG. Additional antibodies and cell therapies are in development or approved for the treatment of autoimmune diseases.
We are developing antibody drug candidates that target the cytokine TL1A for the potential treatment of inflammatory bowel disease. Other companies conducting clinical trials of anti-TL1A monospecific or bispecific antibodies include Absci Corp., Caldera Therapeutics, Inc., Merck & Co., Inc., Roche Holding AG, Sanofi S.A., Spyre Therapeutics, Inc., and Teva Pharmaceutical Industries Limited.
In addition, we are aware of other companies with development-stage programs that may compete with our drug candidates or those of our licensees in the future. We expect competition to intensify as new therapies are approved and emerging technologies continue to evolve.
H.Human Capital Management
Our Employees
Our ability to develop XmAb technologies, advance our programs into late-stage development, position our programs for commercialization and identify successful business partnerships is dependent on attracting, retaining, and developing our employees. We seek to attract and support a diverse population of employees without regard to race, gender or sexual orientation. As of December 31, 2025, we had 260 full-time employees, of which 212 were engaged in research and development activities, and 48 were engaged in business development, information systems, facilities, human resources, or administrative support. Of these employees, 67 hold Ph.D. degrees, and 7 hold M.D. degrees. None of our employees are represented by any collective bargaining unit.
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2025, was 60% non-white and 58% women. In addition, as of December 31, 2025, women made up 25% of our senior leadership team.
Compensation, Benefits, and Development
We provide compensation packages designed to attract, retain, and motivate high-quality employees. All employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure that such programs are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent and are intended to be fair and equitable across the workforce with respect to gender, race, and other personal characteristics. All employees are eligible to participate in our Employee Stock Purchase Plan through which they can purchase shares of our common stock at a discounted price. This plan and our other equity compensation plans assist us in building long-term relationships with our employees and align the interests of employees with stockholders. We also provide retirement benefits along with a health and well-being program that is designed to keep our employees and their families healthy and includes paid time off and medical, dental and vision benefits, along with dependent care, mental health, and other wellness benefits.
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

I.Intellectual Property
The foundation of our XmAb technology, product candidates, and partnering strategy is the generation and protection of intellectual property for novel antibody therapeutics. We combine proprietary computational methods for amino acid sequence design with laboratory-based generation and testing of new antibody compositions. Our design and engineering team evaluates the competitive intellectual property landscape in collaboration with patent counsel with the objective of building broad patent protection while minimizing the risk of third-party intellectual property infringement.
As a pioneer in Fc domain engineering, we have systematically analyzed the structure of the Fc domain to identify Fc variants with differentiated properties. We have filed patent applications covering thousands of specific Fc domain variants supported by experimental data demonstrating improvements in immune function, pharmacokinetics, structural stability, and novel structural constructs. As we identify new properties of these Fc variants and pursue additional business opportunities, we continue to file additional patent applications derived from our existing intellectual property. We also invest in the discovery of new Fc domain technologies and antibody product candidates to expand our intellectual property portfolio.
Our worldwide patent estate includes issued patents and pending patent applications with claims directed to XmAb Fc domains, our clinical- and preclinical-stage product candidates, and our computational protein design methods and platforms.
The patent expiration dates or projected patent expiration dates for pending patent applications in the United States and major foreign jurisdictions for our key technologies and drug candidates are set forth below. We also have pending patent applications that, if granted, may extend the exclusivity of certain technologies and products.

Technology	Patent or Projected Patent Expiry*
Cytotoxic	2025 U.S.
Immune Inhibitor	2028 U.S.; 2025 Ex-U.S.
Xtend	2025 U.S.; 2028 Ex-U.S.
Bispecific	2034 U.S. and Ex-U.S.
CD3 T-Cell Engagers	2035 U.S.; 2036 Ex-U.S.
CD28 T-Cell Engagers	2041 U.S. and Ex-U.S.

Company Products	Patent or Projected Patent Expiry*
XmAb808	2041 U.S. and Ex-U.S.
Vudalimab	2037 U.S. and Ex-U.S.
Plamotamab	2035 U.S. and Ex-U.S.
XmAb819	2040 U.S. and Ex-U.S.
XmAb541	2042 U.S. and Ex-U.S.
XmAb942	2045 U.S. and Ex-U.S.

Partnered Products	Patent or Projected Patent Expiry*
Monjuvi	2033 U.S.; 2027 Ex-U.S.
Ultomiris	2028 U.S. and Ex-U.S.
Sotrovimab	2025 U.S.; 2028 Ex-U.S.
Obexelimab	2029 U.S.; 2028 Ex-U.S.
Xaluritamig	2039 U.S. and Ex-U.S.
* U.S. patent expiry includes any patent term adjustment and/or patent term extension; ex-U.S. patent expiry may be subject to further extension via supplementary protection certificates.
Under the Hatch-Waxman Act, patent term extensions may be available for FDA-approved drugs, including biological products, for up to five years beyond the expiration of a patent. The length of any extension is generally based on the duration of regulatory review, subject to a maximum remaining patent term of 14 years from the date of product approval, and only one patent per approved product may be extended. Similar patent term extension mechanisms exist in Europe and other jurisdictions. If and when our product candidates receive regulatory approval, we expect to seek patent term extensions where available; however, there can be no assurance that such extensions will be granted or, if granted, of their duration.

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Affordability Reconciliation Act (collectively, the ACA), established an abbreviated licensure pathway for biosimilar and interchangeable biological products. Under this framework, a biosimilar application generally may not be submitted to the FDA until four years after the date of first licensure of the reference product, and the FDA may not approve a biosimilar until 12 years after such first licensure. The ACA does not alter the duration of patent protection for biological products. In addition, even if a product qualifies for regulatory exclusivity as a reference product, a competing product could be approved through a full Biologics License Application supported by independent preclinical and clinical data. Legislative proposals have been introduced from time to time to modify or repeal aspects of the ACA, and it is uncertain how any such changes, if enacted, would affect these provisions.
In addition to patents, we rely on trade secrets and proprietary know-how to protect aspects of our technologies and discoveries that are not subject to patent protection. We seek to safeguard these assets through confidentiality agreements with employees, consultants, scientific advisors, clinical investigators, and other third parties, as well as invention assignment agreements that provide us with ownership of certain discoveries and inventions.
We also pursue trademark protection in the United States and selected foreign jurisdictions where appropriate. We hold trademark registrations for Xencor and XmAb in the United States, Australia, Canada, the European Union, the United Kingdom, and Japan, and for Proteins by Design in the United States, Australia, Canada, the European Union, and the United Kingdom.
J.Third-Party Vendors and Suppliers
Our internal research activities are primarily focused on early-stage research and preclinical studies. We rely on third-party vendors, suppliers, and contractors for the majority of our research, development, manufacturing, and clinical activities. We are able to internally manufacture limited quantities of product candidates for short-duration preclinical animal studies, which we believe allows us to accelerate certain aspects of development. For all other manufacturing needs, we rely on third-party manufacturers operating in compliance with current good manufacturing practices (cGMPs).
We use third-party manufacturers for all of our antibody drug candidates, including XmAb819, XmAb541, XmAb808, plamotamab, XmAb942, XmAb657 and XmAb412. Additional contract manufacturers perform fill, finish, labeling, packaging, and distribution of investigational drug products. This outsourced manufacturing strategy allows us to maintain operational flexibility while focusing internal resources on product discovery and development. We do not have long-term manufacturing commitments in place and expect to continue to rely on third-party manufacturers for clinical and commercial supply, as well as for process development.
Master Services Agreement with Alimentiv Inc.
In February 2025, we entered into a master services agreement with Alimentiv Inc. for contract research organizations (“CROs”) services supporting clinical trial management and development (including site selection, study design, site monitoring, management and training, and patient selection). The agreement includes customary termination rights and payment obligations for costs incurred and non-cancellable commitments. Alimentiv conducts clinical study activities for our XmAb942 program.
Master Services Agreement with Kapadi (formerly OncoBay Clinical, Inc.)
In August 2023, we entered into a master services agreement with OncoBay Clinical, Inc., now known as Kapadi, for CROs services supporting clinical trial management and development (including site selection, study design, site monitoring, management and training, and patient selection). The agreement includes customary termination rights and payment obligations for costs incurred and non-cancellable commitments. Kapadi conducts clinical studies for our XmAb541 program.
License Agreement with BIO-TECHNE
In April 2021, we entered into a non-exclusive license agreement with BIO-TECHNE for a recombinant monoclonal antibody reactive with human CLDN6, which is used in our XmAb541 program. The agreement requires an upfront payment, milestone payments upon achievement of development, regulatory, and sales milestones, and royalties of less than 1% on net sales of products derived from the licensed antibody.
Master Services Agreement with WuXi Biologics (Hong Kong) Limited
In February 2021, we entered into a master services agreement with WuXi Biologics (Hong Kong) Limited, under which WuXi and its affiliates provide manufacturing, analytical, and development services in compliance with applicable regulations. The agreement includes customary remedies for non-conforming products and termination rights for breach, insolvency, or convenience, subject to notice requirements and cancellation fees. WuXi currently manufactures drug substance and drug product for our XmAb808, XmAb657, XmAb942 and XmAb412 programs.
Master Services Agreement with Vetter Pharma International GmbH
In October 2020, we entered into a master services agreement with Vetter Pharma International GmbH for clinical scale-up, analytical method development, formulation development, and manufacturing of drug product for certain bispecific antibody candidates, including vudalimab and XmAb541. Services are governed by separate program-specific agreements. The agreement is for an eight-year term and renews annually, which includes customary termination provisions for breach or technical inability to perform. Vetter Pharma International GmbH currently manufactures drug products for our XmAb819 and XmAb541 programs.
Master Clinical Services Agreement with ICON Clinical Research Limited
In April 2016, as amended in April 2021, we entered into a master clinical services agreement with ICON Clinical Research Limited for clinical trial services, including site selection, study design, monitoring, and trial management. The agreement may be terminated by either party for breach, insolvency, or convenience, subject to notice provisions, and individual projects may be terminated separately. ICON Clinical Research Limited provides clinical services for our Xencor-sponsored oncology trials.
Cell Line Agreements with Selexis SA
In December 2015, we entered into a master services agreement with Selexis SA for the manufacture of proprietary cell lines. Upon completion of a cell line, we have the option to obtain an unrestricted commercial license. These licenses require milestone payments and royalties on net sales of products derived from the cell line, with royalties of less than 1%. Selexis SA has manufactured cell lines for certain of our bispecific antibody candidates, and we currently have rights to obtain commercial licenses for cell lines used in XmAb819 and plamotamab.
Master Services Agreement with PPD Development, L.P.
In June 2015, we entered into a master services agreement with PPD Development, L.P. for clinical trial management and development services (including site selection, study design, site monitoring, management and training, and patient selection). The agreement includes customary termination rights and requires us to pay costs incurred through termination and certain non-cancellable commitments. PPD Development, L.P. conducts clinical studies for our vudalimab program.
Master Service Agreement with KBI Biopharma, Inc.
In July 2014, we entered into a master services agreement with KBI Biopharma, Inc. for process development, clinical scale-up, analytical method development, formulation development, and related drug substance and drug product services for certain antibody candidates, including XmAb541 and plamotamab. Services and payment terms for each program are governed by separate statements of work. The agreement renews annually unless terminated and may be terminated by either party for uncured breach, specified technical issues, or insolvency. Upon termination other than for material breach by KBI Biopharma, Inc., we are required to pay for services performed and wind-down costs.
Master Service Agreement with PAREXEL International, LLC
We entered into a master services agreement with PAREXEL International, LLC in April 2014, as amended from time to time, most recently in April 2025, for CROs services supporting clinical trial management and development (including site selection, study design, site monitoring, management and training, and patient selection). The agreement includes customary termination rights and payment obligations for costs incurred and non-cancellable commitments. PAREXEL conducts clinical studies for our plamotamab program.
K.Regulatory Overview
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

U.S. Government Regulation
We are subject to extensive regulation by the U.S. and other countries. Regulation by government authorities is a significant factor in development, manufacture, distribution and ongoing research activities. All our products in development will require regulatory approval by government agencies prior to commercialization. In particular, drugs and biologic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. We, along with our contract manufacturing organizations (“CMOs”), CROs, and third-party vendors, will be required to satisfy these requirements in each of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage, tracking, tracing and record-keeping of drugs and biologic products and their marketing.
U.S. Drug Development Process
In the United States, the FDA regulates drugs and biologic products under the Federal Food, Drug and Cosmetic Act (FDCA), its implementing regulations, and other laws including, in the case of biologics, the Public Health Service Act. These products are also subject to other federal, state and local statutes and regulations. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a Biologics License Application (BLA) to the FDA and approval of the BLA by the FDA before marketing in the United States. The process of obtaining regulatory approvals for commercial sale and distribution and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative, judicial, civil or criminal sanctions. These sanctions could include the FDA’s refusal to allow us to proceed with clinical testing, approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold on clinical trials, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production, or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties or prosecution. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
1.completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with applicable regulations, including the FDA’s current Good Laboratory Practices (GLP) regulations;
2.submission to and acceptance by the FDA of an Investigational New Drug (IND) application which must become effective before human clinical trials in the United States may begin and must be updated annually;
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
Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, stability, and formulation, as well as animal studies to assess the potential toxicity and activity of the product candidate. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational biological product to humans in clinical trials in the U.S. The central focus of an IND submission is on the general investigational plan, the protocol(s) for human trials and the safety of trial participants. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials. In such a case, the IND may be placed on a full clinical hold or partial clinical hold. Under a full clinical hold, the IND sponsor must resolve any outstanding concerns before the clinical trial can begin. Under a partial clinical hold, there may be a delay or suspension of only part of the clinical work requested under the IND. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.
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
There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries, including on ClinicaTtrials.gov. A sponsor of an investigational biological product for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational biological product. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational biological product or, as applicable, 15 days after the biological product receives a designation as a breakthrough therapy or fast track product.
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
Once accepted, the FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity, and it may inspect the manufacturing facilities to assure cGMP compliance and one or more clinical sites used during the clinical trials to assure GCP compliance. Material changes in manufacturing equipment, location, or process post-approval may result in additional regulatory review and approval. The standard FDA review process is 10 months once a BLA is accepted for review, but it can take longer. During the review process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS prior to approval. A REMS can substantially increase the costs of obtaining approval. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA conducts its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of a BLA by the FDA is extensive and time-consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.
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
Post-Approval Requirements
Any biologic products for which we or our collaborators receive FDA approvals are subject to comprehensive and to continuing regulation by the FDA, including, among other things, cGMP compliance for product manufacture, record-keeping requirements, periodic reporting, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, tracking and tracing requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements, which include, among others, restrictions on direct-to-consumer advertising, promoting biologics for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Although physicians may prescribe legally available drugs and biologics for off-label uses, manufacturers may not market or promote such off-label uses. After approval, most changes to the approved product, such as adding new dosage forms, indications or other labeling claims, are subject to prior FDA review and approval.
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
Until we establish our own cGMP manufacturing facility, we expect to continue to rely on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production, or distribution, or may require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.
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
Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
Additionally, the federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, biopharmaceutical companies can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information or promoting a product off-label. Penalties for a federal False Claims Act violation include civil penalties for each separate false claim and the potential for exclusion from participation in federal healthcare programs. Although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes, such as the federal Anti-Kickback Statute described above. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act. The federal government has and continues to use the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies in connection with the potential or actual false claims resulting from promotion of products for unapproved uses or other sales and marketing practices. The government has obtained multi-billion dollar settlements under the False Claims Act and individual criminal convictions under applicable criminal statutes. We expect that the government will continue to devote substantial resources to investigating potential or actual violations of the False Claims Act.
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
The failure to comply with these laws and regulatory requirements subjects companies to possible legal or regulatory action. As discussed above, depending on the circumstances, failure to meet applicable laws and regulatory requirements can result in criminal prosecution, fines or other penalties or damages, disgorgement, reputational harm, diminished profits or future earnings, exclusion of products from government-funded healthcare programs, such as Medicare or Medicaid, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Ensuring business arrangements comply with applicable laws, as well as responding to possible investigations by government authorities can be time- and resource-consuming, and can divert a company’s attention from the business.
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
L.Corporate Information
We were incorporated in California in August 1997 under the name Xencor. In September 2004, we reincorporated in the state of Delaware under the name Xencor, Inc. Our principal offices are located at 465 North Halstead Street, Suite 200, Pasadena, CA 91107, and our telephone number is (626) 305-5900. Our website address is www.xencor.com.
The information contained on, or accessible through, our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Investor Relations portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange

Commission (SEC). The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
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
•If we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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

•Others may allege that our products infringe their patents and other property rights, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
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
5.Risks related to our industry. These risks include:
•Clinical trials are expensive and take years to conduct, the outcome of such clinical trials is uncertain and results of earlier studies and trials may not be predictive of future trial results. Clinical trials may fail to prove our product candidates are safe and effective.
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
•Our business involves the controlled use of hazardous materials and as such we are subject to environmental and occupational safety laws. Continued compliance with these laws may incur substantial costs and failure to maintain compliance could result in liability for damages that may exceed our resources.
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
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations primarily through equity financings and our research and development licensing agreements and have incurred significant operating losses since our inception in 1997. For the year ended December 31, 2025, we incurred a net loss of $91.9 million and as of December 31, 2025, we had an accumulated deficit of $796.0 million. We expect to incur additional net losses in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned clinical development of our antibody product candidates, and incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis which would adversely affect our business, prospects, financial condition, and results of operations.
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
As of December 31, 2025, we had $610.8 million in cash, cash equivalents, and marketable debt securities. We expect our expenses to increase in connection with our ongoing development activities, including the continued development of our pipeline of bispecific antibody drug candidates and other research activities. Identifying potential product candidates and conducting preclinical testing and clinical trials are time-consuming, expensive, and uncertain processes that take years to complete, and we or our partners may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.
Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe our existing cash, cash equivalents and marketable securities, together with interest thereon and expected milestones and royalty payments will be sufficient to fund our operations through 2028. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding to complete the development activities required for regulatory approval of our current product candidates or any other future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.
Prior to our initial public offering (IPO), there was no public market for our common stock. The trading price of our common stock is likely to be volatile. Since our IPO, the trading price of our common stock has ranged from a low of approximately $5.75 to a high of approximately $58.35. From January 2, 2025 to December 31, 2025, the trading price of our common stock ranged from a low of $6.92 to a high of $24.66. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
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
Based on information available to us as of December 31, 2025 our executive officers, directors, 5% stockholders and their affiliates beneficially owned, as a group, approximately 68.1% of our voting stock. The interests of these stockholders may not be the same as or may even conflict with your interests.
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

Pursuant to our 2023 Equity Incentive Plan (2023 Plan), subject to the Board approval, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of December 31, 2025, we had outstanding 12,956,592 shares of stock options and 1,981,345 shares of restricted stock units under our equity compensation plans. In addition, we are also authorized to grant equity awards to our employees, directors, and consultants, covering up to 19,878,573 shares of our common stock, pursuant to our equity compensation plans. We plan to register the number of shares available for issuance or subject to outstanding awards under our equity compensation plans.
On February 27, 2023, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-270030) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the Shelf Registration Statement). The Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the Shelf Registration Statement. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 27, 2026. We plan to file a new shelf registration statement on Form S-3 with the SEC simultaneously with, or promptly after, the filing of this Annual Report on Form 10-K, which would replace the Shelf Registration Statement.
On February 27, 2023, we entered into a sales agreement (the Sales Agreement) with SVB Securities LLC (the Agent) pursuant to which we may offer and sell, from time to time, through the Agent (the ATM Offering), shares of our common stock having an aggregate offering price of up to $200 million (the ATM Shares). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated February 27, 2023 (the ATM Prospectus). From the date of the ATM Prospectus through December 31, 2025, no shares of our common stock were sold pursuant to the ATM Offering and, as of December 31, 2025, we may sell shares of our common stock for remaining gross proceeds of up to $200.0 million from time to time pursuant to the ATM Prospectus.
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
Our net operating loss (NOL) carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), our federal NOLs generated in tax years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs generated in tax years beginning after December 31, 2021, is limited. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change U.S. tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is also possible that we have in the past undergone, and in the future may undergo, ownership changes that could result in additional limitations on our net operating loss and tax credit carryforwards.
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
Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to sustainability, including environmental, social and governance matters, may impose unexpected costs or result in reputational or other harm that could have a material adverse effect on our business.
There has been focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility and sustainability matters, including with regard to environmental, social and governance (“ESG”) factors. Some investors and investor groups may use these factors, either positively or negatively, to guide investment strategies and decisions and, in some cases, investors may choose not to invest in us if they believe our policies or practices relating to corporate responsibility and sustainability do not align with their expectations.
A variety of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on sustainability or ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and major institutional investors have emphasized the importance of sustainability or ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change, human rights, business ethics and compliance, pay equity and inclusion, and the role of companies’ board of directors in overseeing various sustainability-related issues. If we are perceived as lagging in taking steps with respect to sustainability or ESG initiatives, certain investors may seek to engage with us on improving our sustainability-related disclosures or performance. They may also make voting decisions or take other actions to hold us and our Board of Directors accountable.
However, a growing number of States in the U.S. have proposed or enacted policies, legislation or initiatives or issued related legal opinions prohibiting reliance on ‘ESG’ frameworks, scoring methodologies and related factors in business and investment decision-making which may be deemed non-pecuniary in nature. Simultaneously, there has been increasing scrutiny on the legality of corporate diversity, equity and inclusion (“DEI”) practices. While we comply with the law, given the breadth and divergence of views, policies, legislation, initiatives and regulation regarding ESG matters, we could be sued, challenged, investigated, penalized or ‘boycotted’ for our sustainability, including our human capital management, policies and/or programs, be it for the scope of such initiatives or goals or the perception of not acting in a sufficiently responsible manner in connection with these matters. If we were sued under any of these claims, or were subject to state or federal enforcement action, our financial condition, reputation or business could be adversely impacted. While we remain focused on evaluating financially material considerations in our business, if market participants or investors subject to such legislation viewed our business practices as being in breach of ESG-related federal, state or local policies, legislation or legal opinions, it could increase our compliance costs, impact our reputation and/or negatively affect our operations, financial condition and/or value of our Common Stock.
There have also been evolving developments and changing expectations relating to sustainability matters. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing governmental, societal, investor and/or consumer expectations relating to sustainability matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our sustainability policies or practices do not meet the standards set by various constituencies.
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
Further, to the extent we consider such factors, any sustainability-related initiatives, considerations or business practices that we may undertake are intended to solely support value preservation and value generation for the company and to improve our long-term financial performance. However, such initiatives may not result in the financial effects we anticipate, and could, in some circumstances, adversely affect our short-term financial results, have financial effects that conflict with the market’s or our stockholders’ expectations and/or otherwise adversely impact our reputation. Such impacts or effects may not be discernible for a number of years.
If we identify material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may decline.
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
Previously, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, and our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis) related to the design of controls related to the review of the accounting treatment of the non-routine transactions and the evaluation of certain tax legislation. These material weaknesses led to the restatement of our audited financial statements for the year ended December 31, 2023 and the unaudited financial statements for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024. On February 24, 2025, we filed an Annual Report on Form 10-K/A for the year ended December 31, 2023 and Quarterly Reports on Form 10-Q/As for the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024.
We remediated these material weaknesses during the year ended December 31, 2025 and we believe we have improved our internal controls and addressed the root causes of the prior material weaknesses. However, we cannot be certain that the steps we took will be sufficient to prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that in the future we will not have material weaknesses in our internal control over financial reporting.
Risks Related to Our Intellectual Property
If we are unable to obtain, maintain and enforce intellectual property protection covering our products and any future products we may develop, others may be able to make, use or sell products substantially the same as ours, which could adversely affect our ability to compete in the market.
Our commercial success depends, in part, on our ability to obtain, maintain and enforce patents, trade secrets, trademarks and other intellectual property rights and to operate without having third parties infringe, misappropriate or circumvent the rights that we own or license. The value of many of our partnered licensing arrangements is based on the underlying intellectual property and related patents. If we are unable to obtain, maintain and enforce intellectual property protection covering our products or underlying technologies, others may be able to make, use or sell products that are substantially the same as ours without incurring the sizable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. We file patent applications in the United States, Canada, Japan, Europe and other major markets either directly or via the Patent Cooperation Treaty. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. However, the patent positions of biopharmaceutical companies, including ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. The U.S. patent laws have recently changed, there have been changes regarding how patent laws are interpreted, and the U.S. Patent and Trademark Office (the PTO) has also implemented changes to the patent system. Some of these changes are currently being litigated, and we cannot accurately determine the outcome of any such proceedings or predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents or the patents and applications of our collaborators and licensors. The patent situation in the biopharmaceutical industry outside the United States is even more uncertain. Therefore, there is no assurance that our pending patent applications will result in the issuance of patents or that we will develop additional proprietary products which are patentable. Moreover, patents issued or to be issued to us may not provide us with any competitive advantage. Our patent position is subject to numerous additional risks, including the following:
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
6.we could inadvertently abandon a patent or patent application, resulting in the loss of protection of certain intellectual property rights in a certain country. We, our collaborators, or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated or if reinstated, may suffer patent term adjustments;
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
Furthermore, changes in U.S. patent law under the America Invents Act allows for post-issuance challenges to U.S. patents, including ex parte reexaminations, inter partes review and post-grant review. There is significant uncertainty as to how the new laws will be applied and if our U.S. patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the European Union, also have post-grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.
Others may allege that our products infringe their patents and other property rights, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we are aware of issued patents owned by Merus B.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including plamotamab, vudalimab and XmAb819 will putatively expire in 2033. In August 2024, Merus filed suit against us in the United States District Court of the District of Delaware alleging that we have infringed certain claims of its patents. On October 10, 2024, we filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which we argued that all of the activities accused of infringement are covered by the 35 U.S.C. § 271(e)(1) safe harbor. Merus filed its response to our motion on October 31, 2024, and we replied to Merus’ response on November 14, 2024. On September 30, 2025, the Court granted the motion to dismiss Merus’ complaint, but permitted Merus to file an amended complaint. On November 11, 2025, Merus filed a first amended complaint, and asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286, 11,926,859, and 12,123,043. On December 16, 2025, we filed a motion to dismiss the first amended complaint on the same grounds previously asserted. Briefing on the motion to dismiss is ongoing, and the Court held a hearing on the motion to dismiss on February 17, 2026. On February 11, 2025, we filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Appeal Board seeking a finding that certain claims of those patents are unpatentable. On September 26, 2025, the U.S. Patent and Trademark Appeal Board granted institution of the inter partes review. A schedule for the inter partes review has been set, and oral argument is scheduled for June 24, 2026. If we are found to infringe the Merus patents, we may be ordered by a court to cease commercializing the applicable product candidates, which could materially harm our business. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the Merus patents.
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
Third parties may infringe one or more of our issued patents or trademarks. We cannot predict if, when or where a third party may infringe one or more of our issued patents or trademarks. To counter infringement, we may be required to file infringement claims, which can be expensive and time consuming. There is no assurance that we would be successful in a court of law in proving that a third party is infringing one or more of our issued patents or trademarks. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us, alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly and/or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, any of which may adversely affect our business. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents or trademarks there can be no assurance that we would be successful in halting their infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the infringing third party at terms less profitable or otherwise commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third-party infringer within legal timeframes for compensation or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third party may be operating in a foreign country where the infringer is difficult to locate and/or the intellectual property laws may be more difficult to enforce. Some third-party infringers may be able to sustain the costs of complex infringement litigation more effectively than we can because they have substantially greater resources. Any inability to stop third-party infringement could result in loss in market share of some of our products or even lead to a delay, reduction and/or inhibition of the development, manufacture, or sale of certain products by us. There is no assurance that a product produced and sold by a third-party infringer would meet our or other regulatory standards or would be safe for use. Such third-party infringer products could irreparably harm the reputation of our products thereby resulting in substantial loss in market share and profits.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.
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
Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. The process of changing manufacturers is extensive and time-consuming and could cause delays or interruptions in our product or product candidate supply. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines, including cGMPs, and that the post-change material is comparable to pre-change. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget. We may also be required to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates. Additionally, any such change or modification may adversely affect the safety, efficacy, stability, or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.
Certain of our third-party manufacturers are located outside the United States, and our ability to continue to receive drug material for our development candidates would be at-risk in the event of instability or geopolitical problems between the United States and the countries where these manufacturers are located. Under recent legislation, certain third-party manufacturers and other third parties (frequently China-based companies) may be considered a ‘biotechnology company of concern.’ If a third-party manufacturer receives such a designation, it may restrict the ability of U.S. companies like us to purchase services or products from, collaborate with, or otherwise work with such manufacturers. For example, it may delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Such disruption could have adverse effects on the development of our product candidates.
If our current vendors become unable for any reason, or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material or any future approved product for commercial sale, which could materially and adversely affect our development programs, commercial activities, operating results, and financial condition. Any new manufacturer would be required to qualify under applicable regulatory requirements. In some cases, the technical skills or technology required to manufacture our clinical trial material may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturers or require us to obtain a license from them in order to have another third party manufacture our product candidates or any future approved product. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. In some cases, the FDA or applicable foreign regulatory authority may require us to conduct additional clinical or nonclinical studies, collect additional stability data, and provide additional information concerning any new manufacturer before we could distribute products from that manufacturer. The process of identifying, verifying and transitioning to a new manufacturer could significantly delay development or regulatory approval of our product candidates or delay or disrupt commercialization of any approved product and substantially increase costs or result in significant loss of product sales and associated revenue.
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
In some cases, there may be only one or few providers of such services, including clinical data management or manufacturing services. In addition, the cost of such services could be significantly increased over time. We rely on third parties and collaborators as mentioned above to enroll qualified patients and conduct, supervise and monitor our clinical trials. Our reliance on these third parties and collaborators for clinical development activities reduces our control over these activities. Our reliance on these parties, however, does not relieve us of our regulatory responsibilities, including ensuring that our clinical trials are conducted in accordance with GCP regulations and the investigational plan and protocols contained in the regulatory agency applications. In addition, these third parties may not complete activities on schedule or may not manufacture under GMP conditions. Preclinical or clinical studies may not be performed or completed in accordance with Good Laboratory Practices (GLP) or other regulatory requirements or our trial design. If these third parties or collaborators do not successfully carry out their contractual duties or meet expected deadlines or regulatory requirements, obtaining regulatory approval for manufacturing and commercialization of our product candidates may be delayed or prevented. We rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance these third parties will pass FDA or regulatory audits, which could delay or prohibit regulatory approval. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements or do so on commercially reasonable terms. Switching or adding additional contractors involves additional cost and time and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely.
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
Each product candidate must receive regulatory approval and therefore must undergo rigorous and extensive preclinical studies and clinical trials to demonstrate safety and efficacy in patients. Clinical trials at any stage in development may fail to demonstrate the safety, efficacy or pharmacologic properties needed to be a viable product candidate in patients. Early clinical trials are expensive and can take many years to complete and may fail to demonstrate the safety and pharmacokinetic characteristics needed to invest in larger later stage clinical studies. Alternatively, success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety and effectiveness of a product candidate. Later clinical studies that are larger may not demonstrate the desired safety and efficacy profile needed to be of benefit to patients. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign regulatory authorities. Additionally, regulatory authorities may request additional data including additional clinical trials or reject product approval.
In addition, the FDA and comparable foreign regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. There remains substantial uncertainty as to how the current U.S. administration will seek or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Such policy or regulatory changes through, for example, executive orders or legislation could impose additional requirements upon us that could delay our ability to obtain approvals or increase the costs of compliance.
Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials and abandon product candidates.
Conducting early clinical trials is complex and the outcomes are uncertain. Preclinical studies are performed to help inform human clinical trials, but human and animal studies are not comparable. Expected or unexpected undesirable side effects caused by our product candidates or other reasons could cause us, our collaborators or regulatory authorities to delay, suspend or terminate clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authority. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. If our product candidates are associated with adverse events in clinical trials or have side effects or other characteristics that are serious or unexpected, we may need to abandon their development or limit development to more narrow uses in which the adverse events, side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We may also be required to modify our trial plans based on findings in our ongoing clinical trials. The FDA may also require that we conduct additional studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication or imposing post-market safety restrictions, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of such product candidates.
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
We have conducted, are currently conducting, and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We have conducted, are currently conducting, and may in the future conduct one or more clinical trials of our current or future product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical power, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, we would need to conduct additional trials, which could be costly and time-consuming.
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
•obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
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
We may seek Fast Track or other accelerated review designations for some or all of our product candidates. We may not receive such designation, and even for those product candidates for which we do, it may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that product candidates will receive marketing approval.
We may seek Fast Track or other accelerated review designations for some or all of our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA Fast Track designation, for which sponsors must apply. If granted, a Fast Track or other accelerated review designation makes a product candidate eligible for more frequent interactions with the FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that we can submit completed sections of our marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with a Fast Track or other accelerated review designation may qualify for priority review under the policies and procedures offered by the FDA, but a Fast Track or other accelerated review designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion with respect to whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive a Fast Track or another accelerated review designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. Access to an expedited program does not change the standards for approval. In addition, the FDA may withdraw a Fast Track or other accelerated review designation if it believes that the designation is no longer supported by data from our clinical development program.
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.
We plan to globally develop our product candidates. In addition, our enrollment timelines for our product candidates depend on initiating clinical trial sites outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•differing standards and privacy requirements for the conduct of clinical trials;
•increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States and shipping the product candidate to the patient abroad;
•import and export requirements and restrictions;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•challenges with obtaining any local supply of drugs or agents used with our product candidates, which are required by certain local clinical trial sites before conducting any study; and
•business interruptions resulting from health epidemics or pandemics, or natural or man-made disasters, including earthquakes, tsunamis, fires or other medical epidemics, or geo-political actions, including war and terrorism.
Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The U.S. has imposed tariffs on a significant number of imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
These and other risks associated with our global development and collaboration with other pharmaceutical and biotechnology companies, may materially adversely affect our ability to attain or maintain profitable operations.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the regulatory submission, preclinical studies, clinical trials, manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our drugs is also subject to approval.
Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drugs in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed, which would adversely affect our business, prospects, financial condition and results of operations.
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
Several pharmaceutical companies, as well as the U.S. Chamber of Commerce, and the Pharmaceutical Research and Manufacturers of America have filed lawsuits against HHS and the Centers for Medicare & Medicaid Services, or CMS, asserting that, among other things, the IRA’s drug price negotiation program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution and is otherwise unlawful. HHS has generally won the substantive disputes in these cases, and several federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. HHS has generally continued to win the substantive disputes in appeals, although certain cases continue to seek appellate review.
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
The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMNI, to consider new payment and healthcare models to limit drug spending; (3) eliminating the previous administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs.
Further, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to independent institutional review boards, or IRBs, for re-examination, which may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the recall and withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and establishment of risk management programs that may, for instance, restrict distribution of drug products or require safety surveillance or patient education. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials and the drug approval process. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or comparable foreign regulatory authorities more likely to terminate or suspend clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.
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
Additionally, we may not have or be able to obtain or maintain sufficient and affordable insurance coverage to cover product liability claims, and without sufficient coverage, any claim brought against us could have a materially adverse effect on our business, financial condition or results of operations. We run clinical trials through investigators that could be negligent through no fault of our own and which could affect patients, cause potential liability claims against us and result in delayed or stopped clinical trials. We are required by contractual obligations to indemnify collaborators, partners, third-party contractors, clinical investigators, and institutions. These indemnifications could result in a material impact due to product liability claims against us and/or these groups. We currently carry at least $10.0 million in product liability insurance, which we believe is appropriate for our current clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. We may also need to expand our insurance coverage as our business grows or if any of our product candidates is commercialized. We may not be able to maintain or increase insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
General Risk Factors
Disruptions at the FDA, SEC and other government agencies caused by changing priorities or funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If funding for the FDA is reduced or if the FDA workforce is reduced, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Further, a future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the most recent U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.
The FDA or comparable foreign regulatory authorities may also face delays or resource constraints relating to foreign inspections, such as those that occurred during the COVID-19 pandemic. In response, such agencies may shift inspection priorities, may turn to remote regulatory assessments, or may issue other policies that could affect product approval timelines, which could have a material adverse effect on our business. A future shutdown of the U.S. federal government or reductions in FDA funding or workforce may also affect inspection-related activities.
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
While we have no reason to believe that we have been subject to any material system failure, accident or security breach to date, we have experienced cybersecurity incidents in the past and expect that we will experience cybersecurity incidents in the future. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The result of these incidents could have a material adverse effect on our business, financial condition and results of operations including disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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
The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant, including proposed amendments to the GDPR in November 2025. Meanwhile, there continues to be persistent uncertainty relating to the transfer of personal data from Europe to the U.S., or other non-adequate countries, following the Schrems II decision. On July 10, 2023, the European Commission adopted its adequacy decision on the EU-U.S. Data Privacy Framework (DPF). The decision, which took effect on the day of its adoption, concludes that the United States ensures an adequate level of protection for personal data transferred from the EEA to companies certified to DPF. However, it remains too soon to tell how the future of DPF will evolve and what impact it will have on our international activities. At least one challenge to the DPF is pending before the Court of Justice of the European Union.
Further, Brexit has led and could also lead to legislative and regulatory changes that may increase our compliance costs. Data processing in the UK is governed by a UK version of the GDPR (combining the GDPR and the Data Protection Act 2018), as well as other laws including the Data Use and Access Act and the Privacy and Electronic Communications Regulations exposing us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the European Commission adopted an Adequacy Decision for the UK, allowing for the relatively free exchange of personal data between the EU and the UK (as the UK correspondingly allows transfers back to the EU).
In the EEA, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we become subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.
Similar actions are either in place or under way in the United States. There are a broad variety of data protection and breach notification laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving and the Federal Trade Commission (FTC) and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. At the federal level, for example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which establishes privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Requirements for compliance under HIPAA are also subject to change, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates. Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal data secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC's Health Breach Notification Rule applies to health apps and other similar technologies and expanded the information the breach notification requirements for entities subject to the rule which may add additional complexity to compliance obligations going forward.
Additionally, new laws also are being considered at both the state and federal levels and several states have passed comprehensive privacy laws. For example, the California Consumer Privacy Act (as amended, CCPA) is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The CCPA may increase our compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. States have adopted statewide comprehensive privacy laws and many other states have privacy legislation that is pending. Some state laws also minimize what data can be collected from consumers and how businesses may use and disclose it. These state privacy laws also require businesses to make disclosures to consumers about data collection, use and sharing practices. In addition, some of these laws (including the CCPA), along with other standalone health privacy laws, subject health-related information to additional safeguards and disclosures and some specifically regulate consumer health data, such as the Washington My Health My Data Act, which became effective in 2023 and 2024, Nevada’s Consumer Health Data Privacy Law, which became effective in 2024, and Connecticut’s amendments to its privacy law to address health data, which became effective in 2023. Additionally, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal data could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.
All 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.
Our employees and personnel use generative artificial intelligence, or AI, technologies to enhance their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company’s management maintains a cybersecurity program, with direct oversight from the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”), to manage information, data, technology security, and procedures and practices. The cybersecurity program is informed in part by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), which provides guidance to help identify, assess, and manage cybersecurity risks relevant to the Company’s business. The Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems and the information that it collects and stores, by assessing, identifying and managing cybersecurity issues as they arise. Consistent with this approach, the Company applies cybersecurity practices informed by a Zero Trust-aligned security philosophy that emphasizes continuous verification, least-privilege access, and risk-based controls across its information systems.

Cybersecurity Risk Management and Strategy
The Company maintains a cross-functional, enterprise-wide cybersecurity risk management program that is integrated into its overall risk management framework and operating processes. Cybersecurity risks are evaluated alongside other enterprise risks as part of the Company’s broader risk assessment activities, including consideration of their potential impact on the Company’s business operations, financial condition, results of operations, and reputation. Senior management is actively involved in identifying, assessing, and managing cybersecurity risks, and the Board, primarily through the Audit Committee, provides oversight of these risks.
Identification and Escalation of Cybersecurity Risks: The Company maintains processes and controls designed to identify, assess, and manage cybersecurity threats and incidents that could be material. These processes are intended to enable the timely identification, classification, and escalation of cybersecurity incidents to appropriate levels of management based on the nature, severity, and potential impact of the incident. Management is informed of cybersecurity incidents through defined escalation protocols, which facilitate coordination among information technology, legal, finance, and other relevant functions and support management’s evaluation of incident severity, response actions, and disclosure considerations. Significant cybersecurity risks and incidents are reported to the Audit Committee, as appropriate, and the Audit Committee provides oversight of management’s response and remediation efforts.
Cybersecurity Controls and Monitoring: The Company’s cybersecurity program includes administrative, technical, and physical safeguards designed to protect the confidentiality, integrity, and availability of the Company’s information systems. These safeguards are supported by ongoing monitoring activities, vulnerability assessments, and cybersecurity threat intelligence, and are periodically evaluated through internal reviews and independent third-party assessments. The results of these activities are reviewed by management and used to inform enhancements to the Company’s cybersecurity risk management practices.
Incident Response and Recovery: The Company maintains an incident response and recovery plan designed to guide the Company’s response to cybersecurity incidents. The plan defines roles and responsibilities, escalation and reporting protocols, coordination with internal and external stakeholders, and post-incident review processes. A cross-functional incident response team, led by the Company’s head of Information Technology and including representatives from finance, legal, human resources, corporate communications, and executive leadership, supports the execution of the plan. Management monitors incident response efforts and determines whether any cybersecurity incident is material and requires disclosure, and provides updates to the Audit Committee regarding significant incidents and remediation efforts, as appropriate.
Third-Party Risk Management: The Company assesses and manages cybersecurity risks associated with third-party service providers as part of the Company’s overall cybersecurity risk management program. Third parties are evaluated using a risk-based approach that considers their access to the Company’s systems and data and the criticality of the services provided. Based on assessed risk levels, the Company applies oversight measures commensurate with the level of risk, which may include contractual requirements, assessments, audits, or other assurance activities.
Training, Assessment, and Continuous Improvement: The Company provides regular cybersecurity training and awareness programs for employees designed to promote the identification and reporting of cybersecurity threats and reinforce the Company’s information security policies and practices. The Company also conducts periodic reviews, testing, and independent assessments of its cybersecurity program. The results of these activities are evaluated by management, reported to the Audit Committee, and used to inform ongoing enhancements to the Company’s cybersecurity risk management strategy.
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s risk management and information technology programs, including the management of cybersecurity risks. The Audit Committee receives regular reports and presentations regarding cybersecurity matters, including the Company’s risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by the Company, its peers, and third parties. The Audit Committee also receives updates regarding significant cybersecurity risks and incidents, as appropriate. On a quarterly basis, the Audit Committee discusses the Company’s approach to cybersecurity risk oversight with members of senior management.
The Company’s head of Information Technology, who has over 30 years of relevant experience in information security, in coordination with senior management, including the Chief Financial Officer, is responsible for managing the Company’s cybersecurity risk management program. The head of Information Technology works collaboratively across the Company to implement and maintain processes designed to protect the Company’s information systems from cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

Cross-functional teams throughout the Company support the cybersecurity program by addressing cybersecurity risks and responding to incidents, and provide relevant information to the head of Information Technology and senior management, who report significant cybersecurity matters to the Audit Committee, as appropriate.
Material Effects of Cybersecurity Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company’s business strategy, results of operations, or financial condition, and are not reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.
Item 2. Properties
The following table summarizes the Company’s leased facilities as of February 25, 2026.

	Primary Use	Approximate Square Footage	Lease Expiration	Remaining Lease Term (years)
Monrovia, California	Research and Office Facility	24,573	December 2026	0.8
Pasadena, California	Corporate Headquarters and Lab Facility	129,543	July 2035	9.4
San Diego, California	Research Facility	9,044	December 2027	1.8
On December 18, 2025, the Company entered into a sublease agreement to sublease a portion of its Pasadena space to a third party. The sublease term commenced on February 1, 2026 and expires on January 31, 2031.
Item 3. Legal Proceedings
Legal Proceedings are set forth in the Company’s financial statement schedules in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference. See Note 7 - Commitments and Contingencies of Notes to Consolidated Financial Statements of Part II, “Item 8. Financial Statements and Schedules.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “XNCR.” As of February 17, 2026, there were approximately 163 holders of record of the Company’s common stock.
Dividend Policy
The Company has never declared or paid cash dividends on its common stock and does not currently anticipate paying any cash dividends in the foreseeable future.
Any future determination to declare cash dividends will be made at the discretion of the Company’s board of directors, subject to applicable laws, and will depend on the Company’s financial condition, results of operations, capital requirements, general business conditions and other factors that the board of directors may deem relevant.
Performance Graph
The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The Company selected the Nasdaq Biotechnology Index because it believes the index reflects the market conditions within the industry in which the Company primarily operates. The comparison of total return on investment, defined as the change in year-end stock price plus reinvested dividends, for each of the periods assumes that $100 was invested on December 31, 2020, in each of the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, with investment weighted on the basis of market capitalization.
Comparison of Five-Year Cumulative Total Return
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This Item generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
OVERVIEW
As discussed in Part I, Item 1, Business, we are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and other serious diseases, who have unmet medical needs. Leveraging our proprietary protein engineering capabilities, including our XmAb® Fc domain technologies, we design and advance novel antibody-based drug candidates with improved functionality and therapeutic potential.
We advance selected candidates through clinical development, while also partnering with programs to access complementary development and commercialization capabilities. Our portfolio spans early- and mid-stage clinical programs, and our strategic approach emphasizes disciplined portfolio management, including advancing, partnering, or discontinuing programs based on clinical data and development priorities. Three marketed medicines have been developed using our XmAb technologies.
Refer to Part I, Item 1, Business, for a more detailed discussion of our business, technology platforms, pipeline, and key developments.
RESULTS OF OPERATIONS
The following table summarizes our results of operations for the following periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
License	$—	$8,500	$—
Milestone	45,300	34,500	88,500
Royalties	80,276	67,493	55,795
Collaboration	—	—	30,320
Total revenues	125,576	110,493	174,615
Operating expenses:
Research and development	239,434	227,686	253,598
General and administrative	63,644	61,215	53,379
Total operating expenses	303,078	288,901	306,977
Operating loss	(177,502)	(178,408)	(132,362)
Other income (expense), net(1)	87,869	(56,515)	12,728
Loss before income tax expense and noncontrolling interest	$(89,633)	$(234,923)	$(119,634)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Total revenue for the year ended December 31, 2025 increased by $15.1 million from the same period of 2024. The change was primarily driven by the revenue recognition associated with Alexion and Incyte license agreements as discussed below. See Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part II, “Item 8. Financial Statements and Schedule” for more information on revenue recognized under the collaboration and license agreements.

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
Under the Alexion Agreement, we recognized $70.1 million and $58.2 million of non-cash royalty revenue for the years ended December 31, 2025 and 2024, respectively.
Incyte: In June 2010, we entered into a Collaboration and License Agreement with MorphoSys AG, which was subsequently amended in 2012, 2020 and 2024 (as amended, the “MorphoSys Agreement”). The MorphoSys Agreement provides MorphoSys AG with an exclusive worldwide license to our patents and know-how to research, develop, and commercialize our XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties. In February 2024, Incyte assumed all of MorphoSys AG’s right, title and interest under the MorphoSys Agreement.
In February 2025, the United States Food and Drug Administration (“FDA”) accepted Incyte’s submission of a supplemental biologics license application, triggering a $12.5 million milestone payment to the Company, and approved the application in June 2025, triggering an additional $25.0 million milestone payment to the Company. Both milestone payments were received by the Company in 2025. In addition, Incyte dosed two patients in a Phase 2 study on December 29, 2025, one patient with immune thrombocytopenia and one patient with autoimmune hemolytic anemia, triggering a $4.0 million milestone payment to the Company which was paid in January 2026.
In addition, under the MorphoSys Agreement, we recognized $10.2 million and $8.7 million of non-cash royalty revenue for the years ended December 31, 2025 and 2024.
Amgen: In September 2015, we entered into a Research and License Agreement (the “Amgen Agreement”) with Amgen to develop and commercialize bispecific antibody product candidates using our proprietary XmAb® bispecific Fc technology. In December 2024, Amgen initiated a Phase 3 clinical study of xaluritamig, which triggered a $30.0 million milestone payment received in January 2025.
Novartis: In June 2016, we entered into a Collaboration and License Agreement (the “Novartis Agreement”) with Novartis to develop and commercialize bispecific and other Fc-engineered antibody product candidates using our proprietary XmAb® technologies. In 2024, Novartis initiated a Phase 2 clinical study for the Fc product candidate, resulting in $4.0 million of revenue recognized under the Novartis Agreement.
Mabgeek: On December 22, 2023, we entered into a Technology License Agreement with Mabgeek. On June 21, 2024, the parties entered into Amendment No. 1 to the Technology License Agreement (as amended, the “Mabgeek Agreement”). Under the Mabgeek Agreement, we received an upfront payment of $1.5 million, which was recognized as revenue, and is eligible to receive royalties in the low single digits on net sales of approved products. We evaluated the Mabgeek Agreement and determined that it contains a single performance obligation—access to a non-exclusive license to certain of our patents, which was transferred to Mabgeek in June 2024. Mabgeek’s Phase 3 study achieved the milestone of database lock in Mainland China on November 20, 2025, triggering a $1.8 million milestone payment, which will be received in the first quarter of 2026.
Vir Bio: In 2019, we entered into a Patent License Agreement (the “Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to our Xtend technology for up to two targets. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to us, which was paid in the second quarter of 2025.
Research and Development (R&D) Expenses
R&D expenses consist of external and internal costs incurred in the discovery and development of product candidates and new technologies. External R&D expenses primarily include costs for preclinical studies, clinical trials, and fees paid to third-party service providers, including CROs and CMOs, for activities such as clinical trial management, manufacturing and process development, IND-enabling toxicology studies, and formulation of clinical drug supplies. Internal R&D expenses primarily include salaries, benefits, and other personnel-related costs, supplies, and allocated overhead, including facility costs.
Clinical trial expenses may fluctuate from period to period due to changes in trial stage, patient enrollment, service provider costs, and the initiation or completion of clinical programs. We expect this variability to continue as our development programs progress. We expect future R&D expenses to increase compared to recent periods if we successfully advance our clinical-stage or preclinical programs into later stages of development.

Our R&D activities are primarily designed, managed, and evaluated internally, while certain activities—such as GLP toxicology studies, clinical trials and cGMP manufacturing—are conducted by CROs and CMOs. External R&D costs are tracked on a program-by-program basis, except during early research and discovery stages, when efforts are focused on identifying preclinical candidates and enhancing discovery platforms and technologies that are not attributable to a specific program. Costs related to these activities are assigned to distinct preclinical pipeline or technology development projects. Internal research and development costs are managed and reviewed on an aggregate basis and are therefore not presented at a program-specific level.
The following tables summarize our research and development expenses for the following periods indicated:

	Year Ended December 31,
	2025	2024 (1)	2023 (1)
	(in thousands)
External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$23,119	$10,735	$6,808
XmAb657 (CD19 x CD3)	13,767	2,644	—
XmAb942 (Xtend TL1A)	13,419	18,654	946
XmAb541 (CLDN6 x CD3)	12,742	4,068	8,237
XmAb412 (TL1A x IL-23p19)	8,064	—	—
Plamotamab (CD20 x CD3)	7,229	6,015	1,787
XmAb808 (B7-H3 x CD28)	5,888	8,210	7,168
Other programs including research and early stage	18,229	28,037	40,407
Wind down costs of terminated programs	17,224	27,420	54,328
Total external R&D expenses	119,681	105,783	119,681
Internal R&D expenses	94,783	91,948	99,401
Stock based compensation	24,970	29,955	34,516
Total R&D expenses	$239,434	$227,686	$253,598
(1) We have retrospectively adjusted segment operating expenses for the years ended on December 31, 2024 and 2023 to reflect the significant segment expenses as currently reviewed by our CODM.
Total R&D expenses increased by $11.7 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by higher external and internal costs incurred associated with the programs listed above, which are aligned with our strategic research and development priorities, partially offset by lower stock-based compensation expense in the current period. R&D expenses may fluctuate from period to period depending on the timing, progress, and level of activity of each program.
General and Administrative Expenses
General and administrative expenses consist of salaries, stock compensation, professional services related to legal, audit, consulting, patent filings, business insurance and technology expenses, facilities, and depreciation and amortization. General and administrative expenses for the year ended December 31, 2025 remained relatively consistent with the same period in 2024.
Other Income (Expense)
Other income (expense) primarily consists of interest income and expense, gains and losses on marketable equity securities, and asset impairment charges. Other income increased by $144.4 million for the year ended December 31, 2025 compared to the same period in 2024.
The change for the year ended December 31, 2025, was primarily driven by a combination of realized and unrealized gains from the marketable equity securities. In addition, impairment charges of $20.4 million were recognized in the first quarter of 2024 related to an equity interest in a private biotechnology company.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations through payments received from product development partnerships and licensing arrangements, private placements of equity securities, and public offerings of common stock. Research and development activities have required significant capital investment since the Company’s inception and are expected to continue to require significant cash expenditure as the Company’s pipeline continues to expand.
As of December 31, 2025, we had $610.8 million of cash, cash equivalents, and marketable debt securities compared to $706.7 million as of December 31, 2024.
On February 27, 2023, we entered into an open market sale agreement (the “Sales Agreement”), pursuant to which we may, from time to time, offer and sell up to $200.0 million in shares of our common stock through SVB Securities LLC, acting as the sales agent. As of December 31, 2025, no shares have been issued under the Sales Agreement.
We expect to continue receiving payments from our collaborators for potential additional milestones, opt-ins, contingent payments, royalties, and research and development services rendered, if any. The receipt of future milestone and contingent payments is dependent on the achievement of certain research and development milestones by us or our partners and, as such, remains uncertain at this time.
We believe our current financial resources are sufficient to fund our operations through at least the next twelve months from the date of the issuance of these consolidated financial statements.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements through 2028. We have based these estimates on assumptions that may prove to be wrong which would cause us to use our capital resources sooner than we currently expect.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2025	2024	2023
Cash Flow from:
Operating activities	$(135,117)	$(202,188)	$(77,926)
Investing activities	139,985	(7,872)	(111,065)
Financing activities	8,232	197,152	189,219
Net increase (decrease) in cash, cash equivalents, and restricted cash	$13,100	$(12,908)	$228
During the year ended December 31, 2025, cash flow used in operating activities was $135.1 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. While overall operating expenditures remained consistent with the prior year, the change was primarily driven by higher milestone receipts in 2025, including $30.0 million received from Amgen during the year ended December 31, 2025, which had been recognized as revenue in December 2024. Cash provided by investing activities amounted to $140.0 million, primarily reflecting proceeds of $442.0 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $298.9 million. Cash provided by financing activities of $8.2 million was primarily related to cash received from stock option exercises and the issuance of common stock under the ESPP, offset by payments to acquire non-controlling interest.
Contractual Obligations and Commitments
We are party to other contracts associated with ongoing business activities that will result in cash payments to counterparties in future periods. Based on our current operating plan, we believe that our cash and cash equivalents and marketable debt securities as of December 31, 2025 will be sufficient to satisfy our near-term capital and operating needs. Recent and expected working capital and other capital requirements include the items described below.
•For information related to our future commitments for collaboration and licensing agreements, see Note 2 of Notes to our consolidated financial statements included in “Item 8. Financial Statements and Schedules.”

•We have entered into various in-license and technology agreements that require future payments upon the achievement of specified development, regulatory, and sales milestones, as well as royalties on commercial sales. These obligations are contingent on the successful development and commercialization of the related programs, and the timing and amount of any such payments are not currently probable or reasonably estimable.
•Amounts related to future lease payments for operating lease obligations on an undiscounted basis at December 31, 2025 totaled $94.6 million, with $7.8 million expected to be paid within the next 12 months.
•We have not entered into, nor do we currently have, any off-balance sheet arrangements (as defined under SEC rules).
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 1 of Notes to our consolidated financial statements included in “Item 8. Financial Statements and Schedules.” We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
Revenues are recognized when control of our services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We determine revenue recognition through the following steps: (1) Identification of the contract, or contracts, with a customer; (2) Identification of the performance obligations in the contract; (3) Determination of the transaction price; (4) Allocation of the transaction price to the performance obligations in the contract; and (5) Recognition of revenue when, or as, we satisfy a performance obligation. We have not made any material changes in the accounting methodology we use to recognize revenue during the year ended December 31, 2025.
Judgment and Uncertainties: Our revenue recognition accounting methodology involves significant judgments and estimates, particularly for collaboration and licensing agreements, which often include multiple performance obligations, variable consideration in the form of milestone payments, and royalties on future product sales. In applying this methodology, we are required to exercise judgment and make estimates to, among other things: (1) determine whether multiple obligations are distinct and should be accounted for as separate performance obligations; (2) estimate the standalone selling price of each performance obligation; (3) allocate the transaction price among performance obligations based on relative standalone selling prices; and (4) determine whether revenue should be recognized at a point in time or over time for each performance obligation.
These judgments and estimates may change as additional information becomes available or as underlying assumptions are revised. Changes in these judgments or estimates could result in a material increase or decrease in the amount of revenue or deferred revenue recognized in a particular reporting period.
Accrued Research and Development Expenses
We record accrued expenses for research and development activities based on estimates of services provided to date by third-party vendors, including CROs, CMOs, preclinical research organizations, clinical sites, research institutions, and other service providers. Research and development expenses are recognized as incurred and are based on a combination of factors, including contractual terms, the progress of preclinical and clinical activities, patient enrollment and dosing, preclinical study progress, and information provided by our vendors. We have not made any material changes in the accounting methodology we use to recognize expense during the year ended December 31, 2025.
Judgment and Uncertainties: The process of estimating accrued research and development expenses involves significant judgment and is subject to inherent uncertainties. In particular, we are required to estimate the extent of services performed under our research and development agreements, including preclinical studies and clinical trials, when invoices have not yet been received. These estimates are based on, among other things: (1) patient enrollment, dosing, and follow-up activities; (2) the timing and completion of preclinical and clinical milestones; (3) vendor-reported progress and data, which may be incomplete or subject to delay; and (4) assumptions regarding the rate at which services are rendered over the course of preclinical and clinical programs.
Actual costs incurred may differ materially from our estimates due to changes in preclinical or clinical development plans, patient enrollment rates, protocol amendments, site activation or closure, manufacturing requirements, study outcomes, or other factors outside of our control. Changes in these estimates could result in material adjustments to research and development expenses and accrued liabilities in future periods.
Liability Related to the Sale of Future Royalties
We have entered into arrangements that involve the sale of future royalty interests related to certain product candidates or partnered programs. Based on our evaluation of the terms of these arrangements, we account for the liability related to the sale of future royalties as a debt financing. The liability is initially recorded at its carrying value and subsequently measured using the effective interest method.
To amortize the royalty financing obligation, we apply the prospective method, which requires us to estimate future royalty payments over the life of the arrangement. Under this method, we periodically reassess our estimates of the amount and timing of expected royalty payments and determine a revised effective interest rate. The revised effective interest rate is the discount rate that equates the present value of the revised estimated remaining cash flows to the carrying amount of the liability and is used to recognize non-cash interest expense over the remaining term of the arrangement. We have not made any material changes in the accounting methodology we use to recognize non-cash interest expense related to the sale of future royalties during the year ended December 31, 2025.
Judgment and Uncertainties: The accounting for liabilities related to the sale of future royalties involves judgment and estimation. In particular, we are required to estimate future royalty payments, which depend on projected net product sales of the underlying products. These estimates are primarily based on externally available analyst consensus forecasts, rather than internally developed sales projections, and reflect market-based expectations for the underlying products.
Analyst consensus forecasts incorporate a number of key assumptions, including market size, patient population, product adoption and penetration, pricing, probability of technical and regulatory success, competitive dynamics, and other factors that may be outside of our control. While reliance on analyst consensus reduces subjectivity relative to internally generated forecasts, actual future royalty payments may differ materially from these estimates due to changes in market conditions, clinical or regulatory outcomes, competitive factors, or other uncertainties.
Accordingly, changes in the estimated amount or timing of expected royalty payments would result in prospective adjustments to the amortization of the liability and the effective interest rate, which could have a material impact on non-cash interest expense and the carrying value of the liability in future periods.
Stock-Based Compensation
We recognize stock-based compensation expense for equity awards, including stock options, restricted stock units (“RSUs”), and shares issued under the Employee Stock Purchase Plan (“ESPP”), based on the estimated grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period, generally the vesting period. We account for forfeitures as they occur.
The grant-date fair value of stock option awards is estimated using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including expected term, expected volatility, risk-free interest rate, and expected dividend yield. Expected volatility and expected term are primarily based on our historical data and other relevant information, while the risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a maturity commensurate with the expected term of the award. We do not assume any expected dividend yield, as we have not declared or paid dividends on our common stock. We have not made any material changes in the accounting methodology we use to recognize expense during the year ended December 31, 2025.
Judgment and Uncertainties: The valuation of stock-based awards and the resulting compensation expense involve significant judgment and estimation. Changes in assumptions used to estimate the fair value of stock options, particularly expected volatility and expected term, could result in materially different stock-based compensation expense. In addition, differences between actual forfeitures and our estimates, as well as changes in the timing or amount of equity awards granted, could impact the amount and timing of stock-based compensation expense recognized in future periods.
Changes in these assumptions or estimates, or differences between actual outcomes and our assumptions, could result in a material increase or decrease in the amount of stock-based compensation expense recognized in a particular period, which could materially affect our operating expenses and results of operations.

Income Taxes
We account for income taxes using the asset and liability method, which requires us to make estimates and judgments in determining our current and deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We assess the realizability of our deferred tax assets and record a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. We have not made any material changes in the accounting methodology used to assess income taxes during the year ended December 31, 2025.
We also evaluate uncertain tax positions and recognize a liability for unrecognized tax benefits when it is more likely than not that a tax position will not be sustained upon examination by taxing authorities. The amount recognized represents the largest benefit that is more than 50% likely to be realized upon ultimate settlement.
Judgment and Uncertainties: The determination of our income tax provision and related balances involves significant judgment and estimation. These judgments include, among other things, the evaluation of uncertain tax positions, the measurement of deferred tax assets and liabilities, and the assessment of the need for and amount of any valuation allowance. In assessing the realizability of deferred tax assets, we consider all available positive and negative evidence, including our history of operating losses, expectations of future taxable income, the scheduled reversal of deferred tax liabilities, and available tax planning strategies.
Our income tax provision and effective tax rate may also be affected by changes in tax laws or regulations, the geographic distribution of income or losses, the outcome of tax audits, and the ultimate utilization of tax credits and net operating loss carryforwards. Changes in estimates or assumptions related to these matters could result in a material adjustment to our income tax provision, deferred tax assets or liabilities, or valuation allowance in future periods.
Recently Issued Accounting Pronouncements
For a discussion of the impact that recently issued accounting pronouncements are expected to have on our financial position and results of operations when adopted in the future, see Note 1 of Notes to our consolidated financial statements included in “Item 8. Financial Statements and Schedules.”
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks primarily related to changes in interest rates arising from our investing activities. Our cash, cash equivalents and marketable securities are subject to interest rate risk, which may affect interest income and, to a lesser extent, the fair value of our investment portfolio. Adverse changes in interest rates may occur as a result of changes in market liquidity, credit conditions or general economic factors.
Our investment activities are governed by our Investment Policy, which is designed to preserve principal, maintain liquidity to meet operational needs and optimize investment returns within acceptable risk parameters. Under this policy, we primarily invest in high-quality corporate securities and U.S. government agencies with strong credit ratings. We classify our marketable securities as available-for-sale, which provides flexibility to manage our portfolio in response to market conditions, liquidity needs and investment opportunities.
Due to the relatively short-term nature and conservative risk profile of our investment portfolio, we do not believe that a sudden change in market interest rates would have a material adverse effect on the fair value of our investments, results of operations or cash flows. Accordingly, an immediate change in interest rates would not be expected to materially impact our financial condition.
We do not believe that our cash, cash equivalents and marketable securities are subject to significant risk of default or illiquidity. However, we maintain balances at financial institutions that may exceed federally insured limits, and while management believes these institutions are creditworthy, we cannot provide assurance that future adverse events will not affect the value or liquidity of such holdings.

Item 8. Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xencor, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Xencor, Inc. and subsidiary (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited the adjustments to the 2024 and 2023 consolidated financial statements to retrospectively apply the change in segment composition, as described in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 or 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 or 2023 consolidated financial statements taken as a whole.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence over the liability related to the sale of future royalties
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company records the liability under the Ultomiris Royalty Sale Agreement with OCM Life Sciences Portfolio LP at carrying value using the effective interest method. The liability and related interest expense are based on current estimates of future royalties to be paid over the life of the agreement. The Company periodically reassesses the estimate of total future royalty payments and prospectively adjusts the effective interest rate used to recognize non-cash interest expense. The liability related to the sale of future royalties was $119.7 million as of December 31, 2025.
We identified the evaluation of the sufficiency of audit evidence over the carrying value of the liability related to the sale of future royalties as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained because of the level of audit effort associated with evaluating the carrying value of the liability related to the sale of future royalties.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the carrying value of the liability related to the sale of future royalties. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s valuation process, including the determination of future royalties to be paid. We inspected and reviewed the key terms of the Ultomiris Royalty Sale Agreement and assessed the relevance and reliability of the third-party data used in management’s estimation of royalties on future sales of Ultomiris. We performed sensitivity analyses over the estimated Ultomiris future royalties and evaluated the impact of changes in the estimated future royalties on the carrying value of the liability. We evaluated the sufficiency of audit evidence obtained by assessing the cumulative results of the audit procedures and potential bias in the accounting estimate, including the appropriateness of the nature and extent of such evidence.
Evaluation of accrued research and development costs
As discussed in Note 1 to the consolidated financial statements, the Company engages other entities that conduct certain research and development activities on its behalf. The Company estimates preclinical and clinical trial expenses based on the services performed according to the related agreements. Significant judgments and estimates are made by the Company to determine the costs incurred during the period that have not been invoiced.
We identified the evaluation of certain accrued research and development costs as a critical audit matter. Challenging auditor judgment was required to evaluate the nature and extent of evidence available to determine the degree of completion of research and development programs when the Company has not yet been invoiced or otherwise notified of the actual cost.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s research and development accrual process. We inquired with the Company’s personnel responsible for overseeing the research and development activities to understand the contract terms together with related executed change orders and the progress of the activities including project milestones. For certain accrued research and development costs, we evaluated management’s estimate of the amount to be accrued by examining agreements, invoices, and third-party confirmations. We also examined payments processed after period end and evaluated whether services received prior to period end were included in the Company’s estimate of costs incurred as of December 31, 2025.

KPMG LLP
We have served as the Company’s auditor since 2025.
San Diego, California
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Xencor, Inc.
Opinion on the Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the changes in the Company’s disclosures about segment reporting and related information in Note 14, the accompanying consolidated balance sheet of Xencor, Inc. and its subsidiary (the Company) as of December 31, 2024, the related consolidated statements of loss, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). The 2024 financial statements before the effects of the adjustments disclosed in Note 14 are not presented herein. In our opinion, before the effects of the adjustments to retrospectively apply the changes in the Company’s disclosures about segment reporting and related information in Note 14, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to retrospectively apply the changes in the Company’s disclosures about segment reporting and related information in Note 14 and, accordingly we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
RSM US LLP
We served as the Company’s auditor from 2015 to 2025.
Los Angeles, California
February 26, 2025

Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$54,073	$40,875
Marketable debt securities	381,158	408,971
Marketable equity securities	112,502	47,929
Accounts receivable	29,299	60,849
Prepaid expenses and other current assets	22,789	18,977
Total current assets	599,821	577,601
Restricted cash	289	387
Marketable debt securities - long term	175,602	256,833
Property and equipment, net	53,308	59,800
Right-of-use assets	37,592	38,341
Patents, licenses, and other intangible assets, net	8,385	18,485
Other assets	498	498
Total assets	$875,495	$951,945
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,828	$16,759
Accrued expenses	34,960	19,217
Income tax payable	3,589	—
Lease liabilities	3,263	3,009
Liabilities related to the sales of future royalties	43,267	48,447
Total current liabilities	95,907	87,432
Long-term tax liabilities	2,784	9,990
Lease liabilities, net of current portion	64,735	65,338
Liabilities related to the sales of future royalties, net of current portion	76,482	115,159
Total liabilities	239,908	277,919
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 71,872 and 70,256 shares at December 31, 2025 and 2024, respectively	718	703
Additional paid-in capital	1,429,252	1,381,607
Accumulated other comprehensive income (loss)	1,576	(663)
Accumulated deficit	(795,959)	(704,036)
Total stockholders’ equity attributable to Xencor, Inc.	635,587	677,611
Noncontrolling interest	—	(3,585)
Total noncontrolling interest and stockholders’ equity	635,587	674,026
Total liabilities and stockholders’ equity	$875,495	$951,945
The accompanying notes are an integral part of these consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Collaborations, milestones, and royalties	$125,576	$110,493	$174,615
Operating expenses:
Research and development	239,434	227,686	253,598
General and administrative	63,644	61,215	53,379
Total operating expenses	303,078	288,901	306,977
Operating loss	(177,502)	(178,408)	(132,362)

Other income (expense):
Interest income	27,524	31,930	19,331
Interest expense	(31,927)	(36,643)	(6,177)
Gain (loss) on marketable equity securities, net	101,514	(31,422)	(395)
Asset impairment charges	(9,169)	(20,430)	—
Other, net	(73)	50	(31)
Total other income (expense)	87,869	(56,515)	12,728

Loss before income tax expense and noncontrolling interest	(89,633)	(234,923)	(119,634)
Income tax expense	2,504	1,617	13,662
Net loss including noncontrolling interest	(92,137)	(236,540)	(133,296)
Net loss attributable to noncontrolling interest	(214)	(3,922)	(163)
Net loss attributable to Xencor, Inc.	$(91,923)	$(232,618)	$(133,133)

Net loss per share attributable to Xencor, Inc. (basic and diluted)	$(1.24)	$(3.58)	$(2.20)
Weighted-average shares used in calculating net loss per share (basic and diluted)	74,239	65,041	60,503

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on marketable debt securities	2,239	(1,954)	8,243
Comprehensive loss	$(89,898)	$(238,494)	$(125,053)
Less: comprehensive loss attributable to the noncontrolling interest	(214)	(3,922)	(163)
Comprehensive loss attributable to Xencor, Inc.	$(89,684)	$(234,572)	$(124,890)
The accompanying notes are an integral part of these consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-Controlling Interest	Totals
	Shares	Amount
Balance, December 31, 2022	59,998	$601	$1,072,132	$(6,952)	$(338,285)	$—	$727,496
Stock-based compensation	—	—	53,755	—	—	—	53,755
Exercise of stock options	344	3	3,409	—	—	—	3,412
Issuance of restricted stock units	558	6	(6)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	98	1	1,976	—	—	—	1,977
Contribution from noncontrolling interest owners	—	—	—	—	—	500	500
Net unrealized gain on marketable debt securities	—	—	—	8,243	—	—	8,243
Net loss	—	—	—	—	(133,133)	(163)	(133,296)
Balance, December 31, 2023	60,998	$611	$1,131,266	$1,291	$(471,418)	$337	$662,087
Stock-based compensation	—	—	53,281	—	—	—	53,281
Exercise of stock options	459	4	6,309	—	—	—	6,313
Issuance of restricted stock units	609	6	(6)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	96	1	1,659	—	—	—	1,660
Issuance of common stock and pre-funded warrants, net of issuance cost	8,094	81	189,098	—	—	—	189,179
Net unrealized loss on marketable debt securities	—	—	—	(1,954)	—	—	(1,954)
Net loss	—	—	—	—	(232,618)	(3,922)	(236,540)
Balance, December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	43,227	—	—	—	43,227
Exercise of stock options	645	6	8,661	—	—	—	8,667
Issuance of restricted stock units	844	8	(8)	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	127	1	1,289	—	—	—	1,290
Net unrealized gain on marketable debt securities	—	—	—	2,239	—	—	2,239
Purchase of noncontrolling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(91,923)	(214)	(92,137)
Balance, December 31, 2025	71,872	$718	$1,429,252	$1,576	$(795,959)	$—	$635,587
The accompanying notes are an integral part of these consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss including noncontrolling interest	$(92,137)	$(236,540)	$(133,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,512	12,107	11,498
Accretion of discount on marketable debt securities, net	(3,481)	(16,044)	(13,635)
Stock-based compensation	43,227	53,281	53,755
Gain on sale of marketable securities, net	(14,388)	(37)	—
Change in fair value of marketable equity securities	(87,126)	31,422	395
Asset impairment charges	9,169	20,430	—
Non-cash royalty revenue related to the sale of future royalties	(80,266)	(66,906)	(14,575)
Non-cash interest expense on liabilities related to the sale of future royalties	31,921	36,593	6,153
Equity received in connection with license agreement	—	—	(10,000)
Abandonment of capitalized intangibles	—	2,329	1,267
Loss on disposal of assets	—	1,577	1,379
Changes in operating assets and liabilities:
Accounts receivable	28,734	(32,673)	19,833
Interest receivable from marketable debt securities	2,622	(3,441)	(1,028)
Prepaid expenses and other assets	9,441	159	5,103
Accounts payable	(3,953)	2,845	3,826
Accrued expenses	13,796	(4,347)	4,836
Income taxes	3,589	(4,484)	13,633
Operating lease, net	400	1,541	3,250
Deferred revenue	—	—	(30,320)
Other assets and liabilities, net	(7,177)	—	—
Net cash used in operating activities	(135,117)	(202,188)	(77,926)

Cash flows from investing activities
Purchase of marketable debt securities	(298,895)	(595,054)	(782,905)
Purchase of property and equipment	(3,150)	(6,097)	(18,448)
Purchase of patents	—	(3,415)	(2,803)
Proceeds from sales of marketable equity securities	36,941	6,640	—
Proceeds from sales and maturities of marketable debt securities	405,089	590,054	693,090
Proceeds from sale of property and equipment	—	—	1
Net cash provided by (used in) investing activities	139,985	(7,872)	(111,065)

Cash flows from financing activities
Proceeds from the exercises of stock options	8,667	6,313	3,412
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,290	1,660	1,977
Proceeds from issuance of common stock and pre-funded warrants	—	201,256	—
Common stock and pre-funded warrants issuance costs	—	(12,077)	—
Proceeds from the sale of future royalties	—	—	183,330
Proceeds from noncontrolling interest	—	—	500
Cash paid to acquire noncontrolling interest	(1,725)	—	—
Net cash provided by financing activities	8,232	197,152	189,219

Net increase (decrease) in cash, cash equivalents, and restricted cash	13,100	(12,908)	228
Cash, cash equivalents, and restricted cash, beginning of period	41,262	54,170	53,942
Cash, cash equivalents, and restricted cash, end of period	$54,362	$41,262	$54,170

Xencor, Inc.
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Interest paid	$5	$33	$22
Income taxes paid	$7,312	$6,100	$—
The accompanying notes are an integral part of these consolidated financial statements.

Xencor, Inc.
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization
Xencor, Inc. (the “Company”) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. The Company uses its protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. The Company advances these candidates into clinical-stage development, where the Company is conducting Phase 1 and Phase 2 studies for a broad portfolio of programs. Based on the results of these studies, the Company determines which programs to advance into later stages of development and potentially commercialization, which to partner in order to access complementary resources to optimize development, and which to discontinue.
Consolidation and Basis of Presentation
The consolidated financial statements of Xencor, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.
Gale Therapeutics Inc. (“Gale”)
The consolidated financial statements included the accounts of Xencor, Inc. and Gale, a variable interest entity for which the Company was the primary beneficiary. Up through January 20, 2025, the Company owned or was exposed to less than 100% of the economics, and accordingly, the Company recorded net loss attributable to noncontrolling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party. Effective January 20, 2025, the Company obtained 100% of the economic interests in Gale and no longer recognized a noncontrolling interest in its consolidated financial statements.
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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable. Actual results could materially differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company’s cash equivalents comprised of money market funds with maturities less than 90 days from the date of purchase. Cash equivalents are reported at fair value.
As part of the San Diego facility lease, the Company issued a letter of credit to the landlord, secured by a cash collateral account classified as restricted cash on the consolidated balance sheets. The amount of the letter of credit decreases over the lease term. As of December 31, 2025, the outstanding letter of credit was $0.3 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$54,073	$40,875
Restricted cash	289	387
Total cash, cash equivalents and restricted cash	$54,362	$41,262
Marketable Debt and Equity Securities
The Company classifies all marketable debt securities as available-for-sale, as such securities may be required to be sold prior to maturity. Management determines the appropriate classification at the time of purchase. Marketable debt securities with original maturities greater than three months and remaining maturities of twelve months or less as of the balance sheet date are classified as short-term marketable debt securities.
Available-for-sale securities are carried at fair value, with unrealized gains and losses recorded as a component of other comprehensive income (loss) until realized. The amortized cost of these securities is adjusted for the amortization of premiums and accretion of discounts to maturity, which are included in interest income.
The Company regularly evaluates its marketable debt securities for declines in fair value. In assessing whether a decline represents a credit-related impairment, the Company considers, among other factors, the creditworthiness of the issuer, the severity and duration of the unrealized loss, and whether the Company intends or is more likely than not required to sell the security before recovery of its amortized cost basis. Credit-related losses are recognized in net income, while non-credit-related losses are recorded in other comprehensive income (loss). Realized gains and losses are included in other income (expense), and the cost of securities sold is determined using the specific identification method. Interest and dividends earned on available-for-sale securities are included in interest income.
Accrued interest on available-for-sale debt securities is recorded in prepaid expenses and other current assets on the Company's consolidated balance sheets. For purposes of measuring credit-related impairments, the Company excludes accrued interest from the amortized cost basis and fair value of available-for-sale securities and does not record an allowance for credit losses on accrued interest. Any uncollectible accrued interest would be written off as a reversal of interest income in the period it is determined to be uncollectible. To date, no accrued interest has been written off.
The Company also holds equity securities in publicly traded biotechnology companies that were received in connection with certain licensing transactions with its partners. These equity securities are measured at fair value, with changes in fair value recognized in earnings and reported in the consolidated statements of operations. Equity securities with readily determinable fair values are measured at each reporting period until the investment is sold or otherwise disposed of. Upon sale or disposition of an equity security, any realized gains or losses are recognized in the consolidated statements of operations in the period of sale. As of December 31, 2025 and 2024, all of the Company’s holdings of equity securities were publicly traded and had readily determinable fair values.
See Note 3. Marketable Securities and Note 4. Fair Value Measurement for additional information.
Accounts Receivable
Accounts receivable primarily consist of royalty and milestone receivables from the Company’s license and collaboration agreements, as well as receivables arising from cost-sharing development activities. Payment terms under the Company’s agreements generally require settlement within 30 to 60 days.
The Company evaluates accounts receivable for expected credit losses in accordance with Accounting Standards Codification 326, Financial Instruments – Credit Losses. As of December 31, 2025 and 2024, based on this evaluation, the Company determined that an allowance for credit losses was not material and, accordingly, no allowance was recorded.
Concentrations of Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and accounts receivable.
Cash and cash equivalents and restricted cash are maintained at reputable financial institutions, and balances may at times exceed federally insured limits. The Company has not experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits at December 31, 2025 and 2024 approximated $54.1 million and $40.8 million, respectively. The Company also invests excess cash in corporate debt securities and government securities with strong credit ratings. The Company has established guidelines related to diversification and maturities designed to maintain safety and liquidity and periodically reviews and modifies these guidelines to respond to trends in yields and interest rates without compromising safety or liquidity.
Concentrations of credit risk related to accounts receivable arise from the Company’s licensing and collaboration agreements. As of December 31, 2025 and 2024, receivables from two customers represented approximately 91% and 76% of the Company’s total accounts receivable, respectively. No other customer accounted for more than 10% of total accounts receivable at December 31, 2025 or 2024.
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation, with depreciation commencing when the asset is placed in service. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets. Upon disposition, the cost and accumulated depreciation of assets retired or sold are removed from the respective asset category, and any gain or loss is recognized in the Company’s consolidated statement of operations. The estimated useful lives of property and equipment are as follows (in years):

Estimated Useful Lives
Research equipment	5
Furniture and fixtures	5
Computers and software	1 to 3
Leasehold Improvements	Shorter of asset life or remaining lease term
The Company periodically assesses long-lived assets or asset groups, including property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the Company identifies an indicator of impairment, the Company assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value. There were no impairment charges during the years ended December 31, 2025, 2024, and 2023.
Patents, Licenses, and Other Intangible Assets
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives, ranging from 2 to 27 years. Third-party costs incurred for acquiring patents are capitalized if there is a determined future economic benefit; otherwise, the Company expenses costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) in general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company reviews its intellectual property on a regular basis to determine if there are changes in the estimated useful life of issued patents and if any capitalized costs for unissued patents should be abandoned. Capitalized patent costs related to abandoned patent filings are charged off in the period of the decision to abandon. Abandonment charges for the years ended 2025, 2024 and 2023 were $0, $2.3 million and $1.3 million, respectively.
Liabilities Related to the Sales of Future Royalties
The Company accounts for proceeds received from the sale of future royalties as financial liabilities in accordance with the debt classification model. These liabilities are amortized using the effective interest method over the estimated life of the royalty sale agreements based on the Company’s current estimate of future royalty payments to be made to OMERS.
The excess of the total expected royalty payments over the net proceeds received is recognized as non-cash interest expense over the life of the liability. Interest is imputed on the unamortized portion of the liability using the effective interest method and is recorded based on the timing of royalty payments to be made to OMERS over the term of the royalty sale agreement. The effective interest rate is affected by the timing and amount of forecasted royalty payments.
The Company’s estimate of future royalty payments is reviewed quarterly. Because the effective interest rate is dependent on the timing and amount of forecasted revenue, any significant changes in those estimates result in a prospective adjustment to the effective interest rate and related interest expense. Under the prospective method, a revised effective interest rate is determined based on the updated estimate of remaining cash flows and represents the discount rate that equates the present value of the revised estimated cash flows to the carrying amount of the liability at the date of revision. The revised rate is applied prospectively to recognize non-cash interest expense over the remaining term of the arrangement. Royalty revenue continues to be recognized as earned, and royalty payments made to the counterparty are recorded as a reduction of the liability when paid and are not recognized as a component of the Company’s revenue. For further information regarding the terms and carrying values of these instruments, see Note 6.

Revenue Recognition
The revenue standard provides a five-step framework for recognizing revenue as control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. At contract inception, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services. The Company then determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue when (or as) each performance obligation is satisfied.
Upfront license payments are recognized as revenue upon delivery of the license, provided the license is determined to be distinct from other performance obligations in the contract and the customer has the ability to use and benefit from the license. Other performance obligations typically include research and development services. If a license is not distinct, the license and related services are combined into a single performance obligation, and revenue is recognized either at a point in time or over time, depending on the nature of the combined performance obligation. For performance obligations satisfied over time, the Company recognizes revenue using a measure of progress that reflects the transfer of control of goods or services to the customer and reassesses this measure each reporting period.
Collaboration agreements may also provide for milestone payments and royalties. Milestones are generally categorized as development, regulatory, or sales-based milestones. The Company includes milestone and royalty consideration in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. Consideration that meets this threshold is included in the transaction price using the most likely amount method; amounts that do not meet this threshold are excluded until the uncertainty is resolved. The Company reassesses this estimate each reporting period and records any changes to the transaction price on a cumulative catch-up basis.
Milestone payments that were excluded from the transaction price due to the variable consideration constraint are recognized as revenue in the period in which the uncertainty is resolved. If a milestone is achieved during the performance period, revenue is recognized based on the extent of performance completed, with any remaining amount recorded as deferred revenue. Sales-based or usage-based royalties related to licenses of intellectual property are recognized at the later of when the related sales occur or when the associated performance obligation has been satisfied, in accordance with the sales-based royalty exception.
Research and Development (“R&D”) Expense and Accrued R&D Expenses
R&D expenses are expensed as incurred and include costs for the Company’s internal research activities as well as fees paid to third-party vendors, including clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”), preclinical research organizations, clinical sites, research institutions, and other service providers. R&D expenses consist primarily of salaries and benefits, including stock-based compensation, laboratory supplies, facilities and applicable overhead costs, external services, clinical trial and manufacturing costs, and fees paid to third parties that conduct research and development activities on the Company’s behalf.
The Company records accrued R&D expenses for services that have been performed but not yet invoiced based on estimates of the services provided to date. Accruals are determined using available information, including contractual terms, the progress of preclinical and clinical activities, patient enrollment and dosing information, preclinical study progress, and communications with third-party vendors regarding services rendered. Estimates are adjusted as additional information becomes available or as invoices are received, and such adjustments are recorded in the period in which the information becomes known.
Payments made for R&D services prior to the services being rendered are recorded as prepaid assets in the consolidated balance sheets and expensed as the related services are performed.
Leases
The Company determines whether a contract is, or contains, a lease at inception. All of the Company’s leases are classified as operating leases. Leases with terms greater than one-year are recognized on the Company’s consolidated balance sheets as right-of-use assets that represent the Company’s right to use an underlying asset for the lease term, and lease liabilities that represent its obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the expected lease term. As of December 31, 2025 and 2024, the Company is not reasonably certain that it will exercise renewal options for any lease facilities. Therefore, these options are not included in the right-of-use assets and liabilities.
The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments over a similar term and in a similar economic environment. The Company records expense to recognize lease payments on a straight-line basis over the expected lease term. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred.
Stock-Based Compensation
Share-based compensation expense for all stock-based awards, including stock options, restricted stock units (“RSUs”), and shares issued under the Employee Stock Purchase Plan (“ESPP”), is measured based on the estimated grant-date fair value of the awards and recognized as compensation expense over the requisite service period, generally the vesting period, on a straight-line basis. The Company accounts for forfeitures as they occur.
The grant-date fair value of stock option awards is estimated using the Black-Scholes option pricing model, which requires the use of subjective assumptions, including expected term, expected volatility, risk-free interest rate, and expected dividend yield. Expected volatility and expected term are primarily based on the Company’s historical data and other relevant information, while the risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant with a maturity commensurate with the expected term of the award. The Company does not assume any expected dividend yield, as it has never declared or paid dividends on its common stock.
Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting basis and the respective tax basis of the Company’s assets and liabilities, and expected benefits of utilizing net operating loss, capital loss, and tax-credit carryforwards. The Company assesses the likelihood that its deferred tax assets will be realized and, to the extent management does not believe these assets are more likely than not to be realized, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in earnings in the period that includes the enactment date. As of December 31, 2025 and 2024, the Company’s deferred tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss carryforwards and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, reinstating the option to expense domestic research and development costs, and increasing the limitation on business interest expense deduction. The Company has evaluated the impact of the new tax law on its financial condition and results of operations and determined it is not material to its effective income tax rate and net deferred federal income tax assets, as it continues to maintain a full valuation allowance.
Net Loss Per Share
Net loss per share is computed using the weighted-average number of common shares outstanding and pre-funded warrants during the period. Diluted earnings per share is computed using the weighted-average number and dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of outstanding stock options, restricted stock units and ESPP.
Comprehensive Loss
Comprehensive loss consists of net loss in excess of unrealized gains and losses on marketable debt securities. The Company displays comprehensive loss and its components as part of the consolidated statements of operations and comprehensive loss.
Segment Information
The Company operates as a single segment because its chief operating decision maker (“CODM”) reviews operating results on an aggregate basis and manages its operations as a single operating segment.
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to Internal-

Use Software, to amend certain aspects of the accounting for and disclosure of software costs. This ASU will become effective for the Company beginning January 1, 2028, and is not expected to have a material impact on its consolidated financial statements or related disclosures.
In September 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Subtopic 326): Practical Expedient for Reasonable and Supportable Forecasts, which allows entities to elect a practical expedient that assumes current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts used to estimate expected credit losses. This ASU will become effective for the Company beginning January 1, 2026, and is not expected to have a material impact on its consolidated financial statements or related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB also issued ASU 2025-01, Clarifying the Effective Date, to provide further guidance on the transition period for the new requirements. These updates require entities to provide disaggregated disclosures of income statement expenses. These ASUs do not affect the expense captions presented on the face of the income statement but instead require the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. These ASUs will become effective for the Company beginning January 1, 2027, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosure of income tax rate reconciliation information and income taxes paid. The Company adopted this standard effective January 1, 2025, on a prospective basis. The adoption of this standard resulted in increased disclosures in the Company’s consolidated financial statements but did not have a material impact on the Company’s financial position, results of operations, or cash flows. See Note 11 – Income Taxes for the additional disclosures required by this ASU.

2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Alexion	$70,070	$58,213	$64,891
Amgen	—	30,000	—
Gilead	—	—	6,000
Janssen	—	—	77,820
Incyte	51,696	8,693	8,700
Mabgeek	1,800	1,500	—
Novartis	—	4,000	—
Omeros	—	—	5,000
Vega	—	500	—
Vir Bio	2,010	587	2,204
Zenas	—	—	10,000
Third Party Licensee	—	7,000	—
Total	$125,576	$110,493	$174,615
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
License	$—	$8,500	$—
Milestone	45,300	34,500	88,500
Royalties	80,276	67,493	55,795
Collaboration	—	—	30,320
Total	$125,576	$110,493	$174,615
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	December 31,
	2025	2024
	(in thousands)
Receivables included in accounts receivable	$29,299	$53,546
Contract liabilities included in deferred revenue	$—	$—
Alexion Pharmaceuticals, Inc. (“Alexion”)
In January 2013, the Company entered into an Option and License Agreement (the “Alexion Agreement”) with Alexion, which was acquired by AstraZeneca in 2021. Under the terms of the Alexion Agreement, the Company granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use the Company’s Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.
Under the Alexion Agreement, no further milestone payments are expected. The Company is entitled to receive royalties in the low single digits based on a percentage of net sales of Ultomiris sold by Alexion, its affiliates or its sublicensees. Alexion’s royalty obligations apply on a product-by-product and country-by-country basis and continue until the expiration of the last-to-expire valid licensed patent covering the applicable product in such country. On December 9, 2025, a patent term extension related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States.

On November 3, 2023, the Company entered into a royalty sale agreement (the “Ultomiris Royalty Sale Agreement”) with OCM Life Sciences Portfolio LP (“OMERS”), under which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris.
Under the Alexion Agreement, the Company recognized non-cash royalty revenue of $70.1 million, $58.2 million, and $12.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and cash royalty revenue of $32.4 million and milestone revenue of $20.0 million in 2023. As of December 31, 2025, the Company recorded $19.7 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
Amgen Inc. (“Amgen”)
In September 2015, the Company entered into a Research and License Agreement (the “Amgen Agreement”) with Amgen to develop and commercialize bispecific antibody product candidates using the Company’s proprietary XmAb® bispecific Fc technology.
In December 2024, Amgen initiated a Phase 3 clinical study of xaluritamig, which triggered a $30.0 million milestone payment received by the Company in January 2025. Under the Amgen Agreement, the Company is eligible to receive up to $225.0 million in regulatory and sales milestone payments related to the xaluritamig program, as well as royalties on global net sales of approved products.
There were no contract assets and liabilities recorded as of December 31, 2025.
Gilead Sciences, Inc. (“Gilead”)
In January 2020, the Company entered into a Technology License Agreement (the “Gilead Agreement”) with Gilead, pursuant to which the Company granted Gilead an exclusive license to its Cytotoxic Fc and Xtend Fc technologies for an initial identified antibody and options for up to three additional antibodies directed to the same molecular target. Gilead is responsible for all development and commercialization activities for all target candidates.
The Company recognized $6.0 million in milestone revenue during fiscal 2023 upon the initiation of the first Phase 2 clinical trial for two licensed products. Under the Gilead Agreement, the Company received an upfront payment and is eligible to receive up to $128.0 million in development, regulatory, and sales milestone payments for each product incorporating the selected antibodies, as well as royalties in the low-single-digit percentage range on net sales of approved products.
There were no contract assets and liabilities recorded as of December 31, 2025.
Janssen Biotech, Inc., a Johnson & Johnson Company (“Janssen”)
J&J Agreement
In November 2020, the Company entered into a Collaboration and License Agreement (the “J&J Agreement”) with Janssen, to discover and develop novel CD28 bispecific antibody product candidates for the treatment of prostate cancer using the Company’s XmAb bispecific antibody technology. Under the J&J Agreement, the parties conducted joint research activities, with Janssen retaining exclusive worldwide rights to develop and commercialize licensed products identified from the collaboration. The Company satisfied its research performance obligations under the J&J Agreement in 2021.
Under the J&J Agreement, the Company received an upfront payment and is eligible to receive up to $640.0 million in development, regulatory and sales milestone payments, as well as royalties on net sales of approved products ranging from the high-single-digit to low-double-digit percentages.
Second J&J Agreement
In October 2021, the Company entered into a second collaboration and license agreement with J&J (the “Second J&J Agreement”), pursuant to which Janssen received an exclusive worldwide license to develop, manufacture, and commercialize plamotamab, the Company’s CD20 x CD3 bispecific antibody candidate. The parties also agreed to collaborate on additional CD28 bispecific antibody research, with Janssen holding exclusive development and commercialization rights, subject to certain opt-in rights by the Company.
Under the Second J&J Agreement, the Company received an upfront payment and is eligible to receive up to $636.3 million in development, regulatory and sales milestone payments, as well as tiered royalties on net sales of approved products. The Company completed its research performance obligations under the Second J&J Agreement in December

2023, and Janssen selected three CD20 x CD3 bispecific antibody candidates to conduct further development. In June 2024, Janssen notified the Company of its decision to terminate its rights to plamotamab.
The Company recognized $77.8 million of revenue related to the two J&J agreements for the year ended December 31, 2023. There were no contract assets or contract liabilities related to the J&J agreements as of December 31, 2025.
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
In February 2025, the United States Food and Drug Administration (“FDA”) accepted Incyte’s submission of a supplemental biologics license application, triggering a $12.5 million milestone payment to the Company, and approved the application in June 2025, triggering an additional $25.0 million milestone payment to the Company. Both milestone payments were received by the Company in 2025. In addition, Incyte dosed two patients in a Phase 2 study on December 29, 2025, one patient with immune thrombocytopenia and one patient with autoimmune hemolytic anemia, triggering a $4.0 million milestone payment to the Company which was paid in January 2026.
Under the MorphoSys Agreement, the Company is eligible to receive up to $195.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Monjuvi Royalty Sale Agreement”) with OMERS, under which OMERS acquired the rights to certain royalties associated with the existing license relating to Incyte. The $41.5 million of milestone payments recognized by the Company in 2025 are not subject to the Monjuvi Royalty Sale Agreement.
Under the MorphoSys Agreement, the Company recognized non-cash royalty revenue of $10.2 million, $8.7 million, and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, and cash royalty revenue of $6.6 million in 2023. As of December 31, 2025, the Company recorded $3.0 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
Hunan Mabgeek Biotech Co., Ltd., formerly known as, Shanghai Mabgeek Biotech Co., Ltd. (“Mabgeek”)
On December 22, 2023, the Company entered into a Technology License Agreement with Mabgeek. On June 21, 2024, the parties entered into Amendment No. 1 to the Technology License Agreement (as amended, the “Mabgeek Agreement”). Under the Mabgeek Agreement, the Company received an upfront payment of $1.5 million, which was recognized as revenue, and is eligible to receive royalties in the low single digits on net sales of approved products.
The Company evaluated the Mabgeek Agreement and determined that it contains a single performance obligation—access to a non-exclusive license to certain Company patents, which was transferred to Mabgeek in June 2024. Mabgeek’s Phase 3 study achieved the milestone of database lock in Mainland China on November 20, 2025, triggering a $1.8 million milestone payment, which will be received in the first quarter of 2026.
Under the Mabgeek Agreement, the Company is eligible to receive up to $10.1 million in regulatory and sales milestone payments, as well as royalties on net sales, subject to the terms and conditions of the agreement. As of December 31, 2025, the Company recorded $1.8 million in accounts receivable and no liabilities.
Novartis Institute for Biomedical Research, Inc. (“Novartis”)
In June 2016, the Company entered into a Collaboration and License Agreement (the “Novartis Agreement”) with Novartis to develop and commercialize bispecific and other Fc-engineered antibody product candidates using the Company’s proprietary XmAb® technologies.
In June 2021, Novartis selected an Fc product candidate and assumed full responsibility for its development and commercialization. In 2024, Novartis initiated a Phase 2 clinical study for the Fc product candidate, resulting in $4.0 million of revenue recognized under the Novartis Agreement.
Under the Novartis Agreement, the Company is eligible to receive up to $309.0 million in development, clinical, and sales milestone payments, as well as royalties on net sales of approved products.

As of December 31, 2025, there were no contract assets or liabilities related to the Novartis Agreement.
Novo Nordisk Health Care AG (“Novo Nordisk”)
In August 2020, the Company entered into a Technology License Agreement (the “Omeros Agreement”) with Omeros Corporation (“Omeros”), pursuant to which the Company granted Omeros rights to use the Company’s Xtend Fc technology for certain antibody product candidates, including zaltenibart. In November 2025, Novo Nordisk acquired exclusive global development and commercialization rights to zaltenibart from Omeros, and the Omeros Agreement was assigned to Novo Nordisk. Under the Omeros Agreement, Novo Nordisk is responsible for all development and commercialization activities related to zaltenibart.
In 2023, Omeros advanced zaltenibart into a Phase 2 clinical study, resulting in $5.0 million of revenue under the Omeros Agreement. Under the Omeros Agreement, the Company is eligible to receive up to $60.0 million in development, clinical, and sales milestone payments, as well as royalties on net sales.
There were no contract assets or contract liabilities recorded as of December 31, 2025.
Vega Therapeutics, Inc. (“Vega”)
In October 2021, the Company entered into a Technology License Agreement (the “Vega Agreement”) with Vega, granting Vega a non-exclusive license to its Xtend Fc technology. In March 2024, Vega initiated a Phase 1 study, resulting in $0.5 million of revenue under the Vega Agreement.
Under the Vega Agreement, the Company is eligible to receive up to $30.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement. There were no contract assets or contract liabilities related to the Vega Agreement as of December 31, 2025.
Vir Biotechnology, Inc. (“Vir Bio”)
In 2019, the Company entered into a Patent License Agreement (the “Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to its Xtend technology for up to two targets, including that of tobevibart. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to the Company, which was paid in the second quarter of 2025.
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
The Company recognized a nominal amount of royalty revenue for the year ended December 31, 2025, and $0.6 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. Under the Vir Bio Agreement, the Company is eligible to receive up to $65.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
There were no contract assets or contract liabilities related to the Vir Bio Agreement as of December 31, 2025.
Zenas BioPharma, Inc. (“Zenas”)
In November 2020, the Company entered into a License Agreement (the “Zenas Agreement”) with Zenas, pursuant to which the Company granted Zenas exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates.
In November 2021, the Company entered into a second license agreement (the “Second Zenas Agreement”), pursuant to which the Company granted Zenas exclusive worldwide rights to develop and commercialize obexelimab (XmAb5871). The Company satisfied its performance obligations under the Zenas agreements in 2021.
In 2023, Zenas initiated a Phase 3 clinical study of obexelimab, which triggered an equity-based milestone payment. The Company recognized $10.0 million of milestone revenue in 2023, representing the fair value of the equity shares received at the date of issuance. Under the two Zenas agreements, the Company received equity-based consideration and is eligible to receive up to $460.0 million in regulatory and sales milestones, as well as royalties on net sales of approved products in the mid-single-digit to mid-teen percentage range.

There were no contract assets or contract liabilities recorded as of December 31, 2025.
Third-Party License
In May 2024, the Company entered into a Patent License Agreement with a third-party licensee. The Company satisfied its performance obligation under the agreement, resulting in $7.0 million of revenue. There is no further obligation under this agreement.
3. Cash Equivalents, Marketable Debt and Equity Securities
Cash Equivalents and Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$35,565	$—	$—	$35,565
Corporate securities	11,966	2	—	11,968
Government securities	543,208	1,584	—	544,792
	$590,739	$1,586	$—	$592,325

Reported as
Cash equivalents				$35,565
Marketable debt securities				556,760
Total				$592,325

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$26,180	$—	$—	$26,180
Corporate securities	142,688	185	—	142,873
Government securities	523,769	647	(1,485)	522,931
	$692,637	$832	$(1,485)	$691,984

Reported as
Cash equivalents				$26,180
Marketable debt securities				665,804
Total				$691,984
The following table summarizes the contract maturities of the Company’s marketable debt securities as of December 31, 2025:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$380,256	$381,158
Mature within two years	174,918	175,602
Total	$555,174	$556,760
The Company did not record any impairment losses on its marketable debt securities during the years ended December 31, 2025, 2024 and 2023.

Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
INmune Bio, Inc.	$—	$8,805
Viridian Therapeutics, Inc.	—	13,748
Zenas BioPharma, Inc.	112,502	25,376
	$112,502	$47,929
During the year ended December 31, 2025, the Company sold its entire holdings in INmune Bio, Inc., consisting of 1,885,533 shares, for total proceeds of $13.8 million. During the same period, the Company also sold its entire holdings in Viridian Therapeutics, Inc., consisting of 717,144 shares, for total proceeds of $23.2 million.
Net realized and unrealized gains (losses) on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations, were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total gains (losses) recorded on marketable equity securities	$101,514	$(31,422)	$(395)
Less: Gains recorded on sale of marketable equity securities	14,388	1,280	—
Unrealized gains (losses) on securities held at the reporting date	$87,126	$(32,702)	$(395)
The increase in unrealized gains for the year ended December 31, 2025 was primarily attributable to the higher fair value of the Company’s equity investment in Zenas BioPharma, Inc.
No impairment losses were recognized on marketable equity securities during the years ended December 31, 2025 and 2023. The Company recorded impairment charges of $20.4 million related to equity securities without a readily determinable fair value during the year ended December 31, 2024.
4. Fair Value Measurement
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using the exit price. Accordingly, when market observable data are not readily available, the Company’s own assumptions are used to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date.
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their short-term maturities.
Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the level of judgment associated with inputs used to measure their fair values and the level of market price observability, as follows:
Level 1 Unadjusted quoted prices are available in active markets for identical assets or liabilities as of the reporting date.
Level 2 Pricing inputs are other than quoted prices in active markets, which are based on the following:
• Quoted prices for similar assets or liabilities in active markets;
• Quoted prices for identical or similar assets or liabilities in non-active markets; or
• Either directly or indirectly observable inputs as of the reporting date.
Level 3 Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.
In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. There were no transfers during the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,565	$35,565	$—	$—
Marketable debt securities:
Corporate securities	11,968	—	11,968	—
Government securities	544,792	—	544,792	—
Marketable equity securities	112,502	112,502	—	—
Total financial assets	$704,827	$148,067	$556,760	$—

	December 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$26,180	$26,180	$—	$—
Marketable debt securities:
Corporate securities	142,873	—	142,873	—
Government securities	522,931	—	522,931	—
Marketable equity securities	47,929	47,929	—	—
Total financial assets	$739,913	$74,109	$665,804	$—

5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	December 31,
	2025	2024
	(in thousands)
Lab equipment	$43,749	$40,937
Computer, software and office equipment	2,003	2,131
Furniture and fixtures	128	128
Leasehold improvements	52,270	51,566
Construction in progress	6,630	7,217
Total gross carrying amount	104,780	101,979
Less: accumulated depreciation and amortization	(51,472)	(42,179)
Property and equipment, net	$53,308	$59,800
Depreciation and amortization expense for property and equipment for the years ended December 31, 2025, 2024 and 2023 was $9.6 million, $10.8 million and $10.1 million, respectively.
Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	December 31,
	2025	2024
	(in thousands)
Patents	$10,784	$16,854
Licenses and other intangible assets	972	2,430
Total finite-lived assets	11,756	19,284
Indefinite-lived assets	4,147	10,795
Total gross carrying amount	15,903	30,079
Accumulated amortization	(7,518)	(11,594)
Total patents, licenses, and other intangible assets, net	$8,385	$18,485
Amortization expense was $0.9 million, $1.3 million, and $1.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment and more frequently if potential impairment indicators exist. The Company recorded the asset impairment charges of $9.2 million during the year ended December 31, 2025, related to its decision to pause further development of certain programs and prioritize resources toward advancing other pipeline programs. As a result, associated patents related to the paused programs were impaired.

The following table presents the estimated future amortization expense related to definite-lived assets as of December 31, 2025:

Amortization Expense
Year ending December 31,	(in thousands)
2026	$547
2027	705
2028	585
2029	375
2030	351
Thereafter	1,675
Total	$4,238
Accrued Expense
Accrued expenses consist of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued R&D expenses	$12,858	$2,324
Accrued payroll and benefits	20,209	14,849
Other	1,893	2,044
Total accrued expenses	$34,960	$19,217
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
The Company evaluated the terms of both Ultomiris and Monjuvi Royalty Sale Agreements and concluded, in accordance with the relevant accounting guidance, that these transactions are to be accounted for as debt, with the proceeds recorded as liabilities related to the sale of future royalties on its consolidated balance sheets.
The Company accounts for the royalty financing obligations in accordance with its accounting policy for the sale of future royalties, as described in Note 1. The obligations are recorded at carrying value and amortized using the effective interest method. The Company applies the prospective method to adjust the effective interest rate based on revised estimates of future royalty payments. As of December 31, 2025, the estimated effective interest rates were 24.2% and 17.3% for Ultomiris and Monjuvi Royalty Sale Agreements, respectively.
The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	December 31,
	2025	2024
	(in thousands)
Beginning balance	$163,606	189,483
Royalties owed to OMERS	—	834
Royalties paid to OMERS	(75,778)	(63,304)
Non-cash interest expense recognized	31,921	36,593
Ending balance	$119,749	$163,606

Current liabilities	43,267	48,447
Long-term liabilities	76,482	115,159
Total	$119,749	$163,606
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
The Company is currently a party to an action initiated by Merus N.V. (“Merus”) in the District of Delaware alleging that the Company’s manufacture, use, offer for sale, sale and/or importation of common light chain antibodies and heterodimeric antibodies infringes certain claims of Merus patents. Merus filed its complaint against the Company on August 5, 2024. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859. Merus sought a judgment of patent infringement, an order enjoining the Company from infringing those patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, the Company filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which the Company argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. Merus filed its response to the Company’s motion on October 31, 2024, and the Company replied to Merus’ response on November 14, 2024. On September 30, 2025, the Court granted the motion to dismiss Merus’ complaint, but permitted Merus to file an amended complaint. On November 11, 2025, Merus filed a first amended complaint, and asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286, 11,926,859, and 12,123,043. On December 16, 2025, the Company filed a motion to dismiss the first amended complaint on the same grounds previously asserted. Briefing on the motion to dismiss is ongoing, and the Court held a hearing on the motion to dismiss on February 17, 2026. On February 11, 2025, the Company filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Office’s Patent and Trial Appeal Board (“PTAB”) seeking a finding that certain claims of those patents are unpatentable. On September 26, 2025, the U.S. Patent and Trademark Appeal Board granted institution of the inter partes review. A schedule for the inter partes review has been set, and oral argument is scheduled for June 24, 2026. The Company believes it has strong defenses to Merus’ claims, including defenses of invalidity and/or non-infringement—some of which have already been accepted by the district court and preliminarily accepted by the PTAB, but there is no guarantee that the Company will ultimately prevail.
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.
In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’ delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of December 31, 2025
Common Stock	$0.01	200,000,000	71,871,975	71,871,975
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2024
Common Stock	$0.01	200,000,000	70,256,108	70,256,108
Preferred Stock	$0.01	10,000,000	—	—
On February 27, 2023, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-270030) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described in the Shelf Registration Statement. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 27, 2026. The Company plans to file a new shelf registration statement on Form S-3 with the SEC simultaneously with, or promptly after, the filing of this Annual Report on Form 10-K, which would replace the Shelf Registration Statement.
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering are to be issued pursuant to the Shelf Registration Statement and the 424(b) prospectus supplement relating to the ATM Offering dated February 27, 2023 (the “ATM Prospectus”). From the date of the ATM Prospectus through December 31, 2025, no shares of the Company’s common stock were sold pursuant to the ATM Offering and, as of December 31, 2025, the Company may sell shares of its common stock for remaining gross proceeds of up to $200.0 million from time to time pursuant to the ATM Prospectus.
On September 12, 2024, the Company completed an underwritten public offering pursuant to the Company’s Shelf Registration Statement. In the offering, the Company sold pre-funded warrants to purchase up to 3,088,888 shares of common stock at a purchase price of $17.99 per pre-funded warrant, for an aggregate value of approximately $55.6 million. The pre-funded warrants were classified as equity in the Company’s consolidated financial statements. In January 2026, pre-funded warrants to purchase up to 1,388,888 shares of common stock were exercised on a cashless basis, resulting in the issuance of shares of common stock. The warrants had a nominal exercise price of $0.01 per share. The exercise resulted in nominal proceeds to the Company and did not have a material impact on the Company’s financial statements.

9. Leases
Monrovia, California: The Company leases office and laboratory space in Monrovia, California. The lease term was set to expire in December 2025 and provided an option to renew the entire premises for an additional five-year term, which the Company elected not to exercise. Instead, on August 8, 2025, the Company entered into a seventh amendment to the lease agreement to extend the term for one year, effective January 1, 2026 through December 31, 2026.
The total lease expense associated with this amended lease is approximately $0.9 million.
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
On December 18, 2025, the Company entered into a sublease agreement to sublease a portion of its space to a third party. The sublease term commenced on February 1, 2026 and expires on January 31, 2031. The Company remains primarily obligated under the original lease agreement. There is no current impact to the Company’s financial results for the year ended December 31, 2025, as the sublease term does not commence until February 1, 2026.
San Diego, California: In August 2023, the Company entered into a sublease agreement for office space in San Diego, California, with a lease term from September 2023 through December 2027. As part of the sublease, the Company issued a $0.4 million letter of credit to the landlord, secured by a cash collateral account classified as restricted cash on the consolidated balance sheets. The amount of the letter of credit decreases over the lease term.
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

		December 31,
Lease Assets and Liabilities	Classification	2025	2024
		(in thousands)
Operating lease assets	Right-of-use assets	$37,592	$38,341
Current operating lease liabilities	Lease liabilities	$3,263	$3,009
Non-current operating lease liabilities	Lease liabilities, net of current portion	$64,735	$65,338
The following table presents maturities of operating lease liabilities on an undiscounted basis as of December 31, 2025:

Year	Amounts
(in thousands)
2026	$7,816
2027	9,759
2028	9,276
2029	9,531
2030	9,794
Thereafter	48,436
Total	94,612
Less: Imputed interest	(26,614)
Total operating lease liabilities (includes current portion)	$67,998

The following table presents lease costs, supplemental cash flow and other information:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$7,933	$7,525	$8,459
Variable lease cost	1,077	1,272	906
Total lease costs	$9,010	$8,797	$9,365

Right-of-use assets adjusted in exchange for amended operating lease liabilities	$863	$7,166	$2,462
Cash paid for amounts included in the measurement of lease liabilities	$8,105	$3,545	$3,253

		December 31,
		2025	2024
Weighted-average remaining lease term (in years)		9.3 years	10.2 years
Weighted-average discount rate (%)		7.0%	7.0%
10. Stock-Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). On June 12, 2025, the Company’s stockholders approved the amendment and restatement of the 2023 Plan to increase the number of authorized shares reserved for issuance thereunder by 3,000,000 shares. As of December 31, 2025, the total number of shares of common stock reserved for issuance under the 2023 Plan is 19,878,573.
In addition, the Company’s Board and stockholders approved the ESPP, which became effective on December 5, 2013. As of December 31, 2025, the total number of shares of common stock available for issuance under the ESPP is 817,666.
The following table presents a summary of awards outstanding:

	As of December 31, 2025
	2013 Plan	2023 Plan	Total
Stock options	8,625,426	4,331,166	12,956,592
RSUs	215,336	1,766,009	1,981,345
	8,840,762	6,097,175	14,937,937
The following table summarizes stock-based compensation expenses included in operating expenses:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
General and administrative	$18,257	$23,326	$19,239
Research and development	24,970	29,955	34,516
	$43,227	$53,281	$53,755

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Stock options	$22,768	$31,147	$29,345
RSUs	19,594	21,276	23,167
ESPP	865	858	1,243
	$43,227	$53,281	$53,755
Stock Option Awards
The following table presents a summary of the stock option activity for the year ended December 31, 2025:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	12,370,081	$28.59	5.9	$10,386
Granted	2,116,680	12.99
Exercised	(644,705)	13.44
Forfeited	(885,464)	26.61
Outstanding at December 31, 2025	12,956,592	$26.93	5.6	$5,156
Exercisable at December 31, 2025	9,324,358	$30.14	4.5	$867
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the years ended December 31, 2025, 2024, and 2023 were $2.0 million, $3.8 million, and $4.8 million, respectively.
As of December 31, 2025, the unrecognized compensation expense for all outstanding unvested stock options in the amount of $31.8 million will be recognized in the Company’s results of operations over a weighted average period of 2.2 years.
The per share weighted average grant date fair values of the stock options granted are $7.10, $12.06, and $15.98 for the years ended December 31, 2025, 2024 and 2023, respectively. The following table provides the weighted-average assumptions used in the calculation of grant date per share fair values of these stock options based on the Black-Scholes option pricing model:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years) (1)	6.4	6.4	6.1
Expected volatility (2)	51.2%	50.2%	50.5%
Risk-free interest rate (3)	4.1%	4.2%	4.2%
Expected dividend yield (4)	—%	—%	—%
Underlying stock price	$12.99	$22.31	$30.02
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.
(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2024	1,783,795	$25.52
Granted	1,204,787	13.23
Vested	(843,722)	26.53
Forfeited	(163,515)	19.46
Outstanding as of December 31, 2025	1,981,345	$18.01
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date.
As of December 31, 2025, there was $20.0 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

Year Ended December 31,
	2025	2024	2023
Expected term (in years) (1)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility (2)	42.97% - 73.25%	42.97% - 54.62%	38.24% - 55.72%
Risk-free interest rate (3)	4.22% - 5.40%	4.22% - 5.40%	0.13% - 5.39%
Expected dividend yield (4)	—%	—%	—%
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
As of December 31, 2025, there was no unrecognized pre-tax compensation expense related to outstanding shares issued under the Company’s ESPP.
11. Income Taxes
Income Tax Provision
Income tax provision consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current
Federal	$(671)	$513	$11,472
State	3,175	1,104	2,190
Total current tax	$2,504	$1,617	$13,662

Deferred
Federal	$—	$—	$—
State	—	—	—
Total deferred tax	$—	$—	$—
Income tax provision	$2,504	$1,617	$13,662

The following table presents a reconciliation of the tax expense based on the statutory rate to the Company’s actual tax expense in the consolidated statements of operations and comprehensive loss. A notional 21% tax rate was applied as follows:

	Year Ended December 31, 2025
	Amount	Percent
	(in thousands)
U.S. Federal statutory income tax	$(18,778)	(21.0)%
Research and development tax credits	(6,965)	(7.8)%
Change in valuation allowance	17,556	19.6%
State and local income taxes (1)	3,175	3.6%
Nontaxable or nondeductible items:
Nondeductible share-based compensation	7,069	7.8%
Other tax expenses	(6)	—%
Changes in unrecognized tax benefits	939	1.1%
Other adjustments	(486)	(0.5)%
Income tax provision and effective income tax rate	$2,504	2.8%
(1) State taxes in Massachusetts, Minnesota, New York, and New York City represented the majority (greater than 50 percent) of the tax eﬀect in this category.

	Year Ended December 31,
	2024	2023
	(in thousands)
U.S. Federal statutory income tax	$(49,334)	$(25,123)
Research and development tax credits	(12,124)	(15,816)
Change in valuation allowance	56,390	57,313
State and local income taxes	(1,860)	(1,978)
Stock-based compensation	4,712	3,132
Change in state rate	1,661	(176)
Foreign-derived intangible income deduction	—	(4,915)
Uncertain tax position	1,654	2,138
Deferred tax adjustment	242	(1,199)
Other	276	286
Income tax provision	$1,617	$13,662
Income Taxes Paid, Net of Refunds
Cash paid for income taxes, net of refunds, consisted of the following:

Year Ended December 31, 2025
Amount
(in thousands)
Jurisdiction:
Federal	$7,359
State	(47)
Total	$7,312

Deferred Income Taxes
The following table presents the significant components of the Company’s net deferred tax assets and liabilities:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$83,754	$36,355
Capitalized research and development costs	80,894	93,844
Tax credits	60,487	48,419
Accrued compensation	20,935	21,274
Royalty financing	17,208	28,123
Lease liabilities	14,594	14,956
Equity investments	—	4,025
Other	4	—
Total gross deferred tax assets	277,876	246,996
Valuation allowance	(246,617)	(227,268)
Total deferred tax assets, net of valuation allowance	31,259	19,728
Deferred tax liabilities:
Intangibles	(958)	(2,066)
Depreciation	(8,373)	(9,272)
Right-of-use assets	(8,068)	(8,390)
Equity investments	(13,860)	—
Total gross deferred tax liabilities	(31,259)	(19,728)
Net deferred tax assets (liabilities)	$—	$—
The Company has net deferred tax assets primarily related to capitalized research and development costs, net operating loss carryforwards, and research and development tax credit carryforwards. Due to uncertainty regarding the realization of these deferred tax assets in future tax periods, the Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2025 and 2024. Valuation allowances are recognized to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has concluded that its net deferred tax assets are not more likely than not to be realized due to cumulative losses incurred in prior years and the lack of sufficient sources of future taxable income. During the year ended December 31, 2025, the valuation allowance increased by $19.3 million.
As of December 31, 2025, the Company had cumulative net operating loss carryforwards for federal and state income tax purposes of $341.1 million and $171.9 million, respectively, and available tax credit carryforwards of approximately $36.2 million for federal income tax purposes and $33.2 million for state income tax purposes, which may be available to offset future taxable income, if any. Of the cumulative net operating loss carryforwards for federal, $43.6 million were generated prior to January 1, 2018 and are subject to expiration, while $297.5 million were incurred after December 31, 2017 and may be carried forward indefinitely, subject to an annual limitation of 80% of future taxable income. To the extent permitted by law, taxing authorities may examine tax returns for prior periods in which net operating losses were generated or utilized and may make adjustments up to the amount of the net operating loss carryforwards claimed.
Federal net operating loss carryforwards begin to expire in 2027, and state net operating loss carryforwards begin to expire in 2035. Federal tax credit carryforwards begin to expire in 2042. Utilization of the Company’s net operating loss and tax credit carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code due to ownership changes previously experienced by the Company. As a result, certain net operating loss and tax credit carryforwards may expire before being utilized.
Uncertainty in Income Taxes
The following table summarizes the Company’s gross unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at January 1	$8,905	$8,905	$—
Increase related to prior period tax positions	1,464	—	1,054
Decrease related to prior period tax positions	(6,653)	—	—
Increase related to current year tax positions	1,234	—	7,851
Decrease related to settlements with tax authorities	(353)	—	—
Gross unrecognized tax benefits at December 31	$4,597	$8,905	$8,905
Unrecognized tax benefits were $4.6 million, $8.9 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in prior year unrecognized tax benefits relates primarily to the conclusion of the Internal Revenue Service (“IRS”) audit for the 2022 tax year and the related impact on the 2023 federal and certain 2022 and 2023 state income tax filings.
The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2025, the Company’s federal income tax returns for tax years 2023 and forward remain subject to examination by the IRS. For state income tax purposes, tax years 2022 and forward generally remain subject to examination by the respective state tax authorities. In addition, the use of net operating losses or tax credits generated in tax years prior to 2022 may subject returns for those years to examination. The Company will occasionally enter into voluntary disclosure agreements with states, where the statute of limitations would otherwise remain open for all years.
The Company’s policy is to recognize interest and penalties related to income taxes, if any, as a component of income tax expense. The accrued interest and penalties related to unrecognized tax benefits were $0.9 million and $1.7 million as of December 31, 2025 and 2024, respectively. If the unrecognized tax benefits as of December 31, 2025 were ultimately recognized, $2.8 million would affect the effective tax rate, subject to changes in the valuation allowance.
12. Employee Benefit Plans
The Company sponsors a defined-contribution plan under Section 401(k) of the Internal Revenue Code covering all full-time employees. Under the terms of the plan, eligible employees may elect to contribute a portion of their salary on a pre-tax and/or Roth basis, subject to applicable federal statutory contribution limits.
Effective April 1, 2023, the Company matches 100% of the first 2.0% of participating employees’ contribution and 50% of the next 5.0%, for a maximum employer contribution of 4.5% of eligible compensation. Participants are immediately vested in their employee contributions. Employer contributions vest ratably over three years, with one-third vesting for each year of a participating employee’s service.
For the years ended December 31, 2025, 2024, and 2023, the Company recorded expenses for the matching contributions under this plan of $1.6 million, $1.6 million, and $1.7 million, respectively.
13. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Numerator:
Net loss attributable to Xencor, Inc.	$(91,923)	$(232,618)	$(133,133)
Denominator:
Weighted-average basic shares outstanding	74,239	65,041	60,503
Effect of dilutive securities	—	—	—
Weighted-average diluted shares outstanding	74,239	65,041	60,503

Basic and diluted net loss per share	$(1.24)	$(3.58)	$(2.20)

All outstanding options and RSUs were excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive. The following table sets forth the potentially dilutive securities calculated as if the Company was in a net income position for the periods presented.

	Year Ended December 31,
	2025	2024	2023
Options	5,108	376,441	868,085
Restricted stock units	240,205	269,847	213,853
Total	245,313	646,288	1,081,938
14. Segment Reporting
The Company operates as a single reportable segment focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs.
The Company’s Chief Executive Officer (“CEO”) serves as the CODM. The CODM evaluates performance, allocates resources, and conducts planning and forecasting on a consolidated basis using financial information as presented in the Company’s consolidated statements of operations and comprehensive loss. In addition, the CODM reviews research and development expenses by program. Managing and allocating resources at the corporate level enables the Company’s CEO to assess the overall level of resources available and to deploy those resources in alignment with the Company’s long-term, corporate-wide strategic objectives.

The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss including noncontrolling interest as computed under U.S. GAAP in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024 (2)	2023 (2)
	(in thousands)
Revenues:
License	$—	$8,500	$—
Milestone	45,300	34,500	88,500
Royalties	80,276	67,493	55,795
Collaboration	—	—	30,320
Total revenues	125,576	110,493	174,615
Less:
Research and development:
XmAb819 (ENPP3 x CD3)	(23,119)	(10,735)	(6,808)
XmAb657 (CD19 x CD3)	(13,767)	(2,644)	—
XmAb942 (Xtend TL1A)	(13,419)	(18,654)	(946)
XmAb541 (CLDN6 x CD3)	(12,742)	(4,068)	(8,237)
XmAb412 (TL1A x IL-23p19)	(8,064)	—	—
Plamotamab (CD20 x CD3)	(7,229)	(6,015)	(1,787)
XmAb808 (B7-H3 x CD28)	(5,888)	(8,210)	(7,168)
Other programs including research and early stage	(18,229)	(28,037)	(40,407)
Wind down costs of terminated programs	(17,224)	(27,420)	(54,328)
Internal research and development expenses	(94,783)	(91,948)	(99,401)
Research and development stock based compensation	(24,970)	(29,955)	(34,516)
General and administrative	(63,644)	(61,215)	(53,379)
Other income (expense), net (1)	87,869	(56,515)	12,728
Income tax expense	(2,504)	(1,617)	(13,662)
Net loss including noncontrolling interest	$(92,137)	$(236,540)	$(133,296)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
(2) The Company has retrospectively adjusted segment operating expenses for the years ended on December 31, 2024 and 2023 to reflect the significant segment expenses as currently reviewed by the CODM.
For the years ended December 31, 2025, 2024, and 2023, the Company’s total revenues were derived from collaboration and licensing agreements and were reported within the Company’s single operating segment. Revenues are attributed to geographic areas based on the location of the Company’s customers. For the years ended December 31, 2025, 2024, and 2023, substantially all of the Company’s revenues were generated from customers located in the United States, and substantially all of the Company’s long-lived assets were located in the United States. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Management believes that the material weaknesses previously disclosed in prior periods have been fully remediated.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Changes in Internal Control over Financial Reporting
Except as described below, there has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the

Company’s internal control over financial reporting. The Company regularly evaluates its controls and procedures and makes improvements in the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.
Remediation of Prior Material Weakness
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified material weaknesses related to (i) the design of controls related to the review of the accounting treatment of the proceeds from the sale of future royalties as part of the Company’s non-routine transactions analysis and (ii) the design of controls related to the evaluation of certain tax legislation.
During 2025, the Company implemented a remediation plan and several changes to its internal control environment to address these material weaknesses. Specifically, the Company:
Non-Routine Transactions: Implemented a more rigorous technical analysis of non-routine transactions and enhanced the process to identify, select, and oversee qualified third-party advisors on highly technical and complex accounting matters, including circumstances where management’s supervision and review controls over significant and unusual transactions require enhanced oversight.
Tax Legislation: Enhanced the internal review of work performed by third-party tax advisors and established a formal quarterly process to review income tax legislative changes and their specific impacts on the consolidated financial statements with tax experts.
Based on the Company’s testing of the operating effectiveness of these newly implemented controls, the Company has concluded that these material weaknesses have been remediated as of December 31, 2025.
Item 9B. Other Information
(b) Trading Plans
During the fiscal quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated any trading arrangement, including a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be incorporated by reference from the Company’s Definitive Proxy Statement (the “Definitive Proxy Statement”), under the headings Proposal One — Election of Directors, Corporate Governance, Director Compensation, Executive Officers, and Executive Compensation Discussion and Analysis for the Company’s 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.
Item 11. Executive Compensation
The information required by this Item will be incorporated by reference from the Definitive Proxy Statement, under the heading Executive Compensation Discussion and Analysis.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be incorporated by reference from the Definitive Proxy Statement, under the heading Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be incorporated by reference from the Definitive Proxy Statement, under the heading Transactions with Related Persons and Independence of the Board of Directors.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be incorporated by reference from the Definitive Proxy Statement, under the heading Principal Accountant Fees and Services.
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements - See Index to Consolidated Financial Statements in Part II, Item 8 of this report.
(2) Financial Statement Schedules - See Index to Consolidated Financial Statements in Part II, Item 8 of this report. All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the accompanying notes thereto.
(3) Exhibits - The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

4.1
Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 25, 2013).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2024).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025).

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

10.5*	Xencor, Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025).

10.6*#	Form of Option Agreement.

10.7*#	Form of Restricted Stock Unit Agreement.

10.8*
Third Amended and Restated Executive Employment Agreement, dated September 4, 2013, by and between the Company and Dr. Bassil I. Dahiyat (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-191689), originally filed with the SEC on October 11, 2013).

10.9*
Severance Agreement, dated May 26, 2016, by and between the Company and Bassil I. Dahiyat (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2016).

10.10*
Severance Agreement, dated May 26, 2016, by and between the Company and John Desjarlais (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2016).

10.11*
Employment Agreement, dated August 5, 2019, by and between the Company and Celia Eckert (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2020).

10.12*
Executive Employment Agreement Addendum, dated November 7, 2023, by and between the Company and Celia Eckert (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 8, 2023).

10.13*
Employment Agreement, dated March 11, 2024, by and between the Company and Bart Jan Cornelissen (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.14
Xencor, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.15
Lease, dated January 1, 2015, by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2015).

10.16
Amendment to Lease, dated January 26, 2015, by and between the Company and BF Monrovia, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).

10.17
Second Amendment to Lease, dated July 5, 2017, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2017).

10.18
Third Amendment to Lease, dated April 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.19
Fourth Amendment to Lease, dated September 30, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.20
Fifth Amendment to Lease, dated October 31, 2020, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.21
Sixth Amendment to Lease, dated October 18, 2022, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.22
Agreement of Lease, dated April 30, 2021, by and between the Company and Angelo Gordon Real Estate, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.23
First Amendment to Lease, dated July 13, 2021, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.24
Second Amendment to Lease, dated August 2, 2022, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022).

10.25
Third Amendment to Lease, dated January 26, 2024, by and between the Company and AG-LC 465 North Halstead Owner, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.26^
Collaboration and License Agreement, dated June 27, 2010, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.27^
First Amendment to the Collaboration and License Agreement, dated March 23, 2012, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.28
Second Amendment to the License Agreement, dated January 8, 2020, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.29
Third Amendment to the License Agreement, dated July 13, 2020, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.30
Fourth Amendment to the License Agreement, dated February 5, 2024, by and between the Company and MorphoSys AG (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.31^
Research and License Agreement, dated September 15, 2015, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.32
Amendment No. 1 to the Research and License Agreement, dated November 22, 2019, by and between the Company and Amgen Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.33†
Amendment No. 1 to the Collaboration and License Agreement, dated September 21, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 2, 2016).

10.34†
Collaboration and License Agreement, dated June 26, 2016, by and between the Company and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2016).

10.35
Collaboration and License Agreement, dated December 4, 2020, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.36†
Collaboration and License Agreement, dated October 1, 2021, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.37
First Amendment to Collaboration and License Agreement, dated January 30, 2023, by and between the Company and Janssen Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023).

10.38
Option and License Agreement, dated January 28, 2013, by and between the Company and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S 1, as amended (File No. 333 191689), originally filed with the SEC on October 11, 2013).

10.39†
First Amendment to Option and License Agreement, dated June 14, 2019, by and between the Company and Alexion Pharma Holding (as successor to Alexion Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.40†
Second Amendment to Option and License Agreement, dated November 28, 2022, by and between the Company and Alexion Pharma International Operations Limited (as successor to Alexion Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.41
Sales Agreement, dated February 27, 2023, by and between the Company and SVB Securities LLC (incorporated by reference to Exhibit 1.2 to the Company's Automatic Shelf Registration Statement on Form S-3ASR filed with the SEC on February 27, 2023).

10.42^
Amended and Restated Collaboration and License Agreement, executed on November 14, 2023 and effective as of June 1, 2024, by and between the Company and Genentech, Inc. and F. Hoffmann-La Roche Ltd (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024).

10.43
Royalty Purchase Agreement, entered into on November 3, 2023, by and between the Company and OCM Life Sciences Portfolio LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.44
Royalty Purchase Agreement, entered into on November 3, 2023, by and between the Company and OCM Life Sciences Portfolio LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2023).

10.45
Consulting Agreement, dated April 19, 2024, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 5, 2024).

10.46
Separation Agreement, dated April 19, 2024, by and between the Company and John J. Kuch (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2025).

10.47
Seventh Amendment to Lease, dated August 8, 2025, by and between the Company and 111 Lemon Investors LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025).

10.48
Consulting Agreement, dated June 6, 2025, by and between the Company and Nancy Valente (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025).

19.0	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025).

21.1#	List of Subsidiaries of Xencor, Inc.

23.1#	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

23.2#	Consent of Independent Registered Public Accounting Firm (RSM US LLP).

24#	Power of Attorney (included on signature page herein).

31.1#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Xencor, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
#    Filed herewith.
†    We have received confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended.
^ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Company treats as private or confidential. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2026	Xencor, Inc.

	By:	/s/ BASSIL I. DAHIYAT, PH.D.
Bassil I. Dahiyat, Ph.D. President & Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Bassil I. Dahiyat, Ph.D. and Bart Jan Cornelissen, and each of them acting individually, as his or her true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him or her, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BASSIL I. DAHIYAT, PH.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	February 25, 2026
Bassil I. Dahiyat, Ph.D.

/s/ BART JAN CORNELISSEN	Sr. Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2026
Bart Jan Cornelissen

/s/ A. BRUCE MONTGOMERY, M.D.	Director	February 25, 2026
A. Bruce Montgomery, M.D.

/s/ KURT GUSTAFSON	Director	February 25, 2026
Kurt Gustafson

/s/ KEVIN C. GORMAN, PH.D.	Director	February 25, 2026
Kevin C. Gorman, Ph.D.

/s/ RICHARD RANIERI	Director	February 25, 2026
Richard Ranieri

/s/ ELLEN G. FEIGAL, M.D.	Director	February 25, 2026
Ellen G. Feigal, M.D.

/s/ BARBARA KLENCKE	Director	February 25, 2026
Barbara Klencke

/s/ TODD SIMPSON	Director	February 25, 2026
Todd Simpson

/s/ RAYMOND J. DESHAIES	Director	February 25, 2026
Raymond J. Deshaies