Form 10-Q
period 2026-03-31
Xencor Inc
filed 2026-05-06
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2026
Common stock, par value $0.01 per share	74,141,596

In this report, unless otherwise stated or the context otherwise indicates, references to “Xencor,” the “Company,” “we,” “us,” “our” and similar references refer to Xencor, Inc. The Xencor logo is a registered trademark of Xencor, Inc. This report also contains registered marks, trademarks, and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Any statements contained in this Quarterly Report on Form 10-Q except for historical information, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “might,” “will,” “expect,” “believe,” “anticipate,” “goal,” “endeavor,” “strive,” “intend,” “plan,” “project,” “could,” “estimate,” “target,” “forecast,” or “continue” or the negative of these words or other variations thereof or comparable terminology are intended to identify forward-looking statements.
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
•our failure to maintain effective internal controls, which previously led to the restatement of our financial statements, and the risk that we may experience additional material weaknesses; and
•our ability to accurately estimate expenses, future revenues, capital requirements and needs for additional financing.
The forward-looking statements included herein are based on current expectations of the Company’s management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond its control. As such, the Company’s actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and the Company’s actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, the Company disclaims any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,170	$54,073
Marketable debt securities	370,207	381,158
Marketable equity securities	60,573	112,502
Accounts receivable	12,001	29,299
Prepaid expenses and other current assets	25,904	22,789
Total current assets	482,855	599,821
Restricted cash	191	289
Marketable debt securities - long term	157,393	175,602
Property and equipment, net	51,492	53,308
Right-of-use assets	36,815	37,592
Patents, licenses, and other intangible assets, net	7,602	8,385
Other assets	498	498
Total assets	$736,846	$875,495
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,919	$10,828
Accrued expenses	34,253	34,960
Income tax payable	841	3,589
Lease liabilities	4,034	3,263
Liabilities related to the sales of future royalties	26,410	43,267
Total current liabilities	73,457	95,907
Long-term tax liabilities	2,884	2,784
Lease liabilities, net of current portion	62,596	64,735
Liabilities related to the sales of future royalties, net of current portion	82,124	76,482
Other liabilities	152	—
Total liabilities	221,213	239,908
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 74,064 and 71,872 shares at March 31, 2026 and December 31, 2025, respectively.	741	718
Additional paid-in capital	1,439,740	1,429,252
Accumulated other comprehensive income	27	1,576
Accumulated deficit	(924,875)	(795,959)
Total stockholders’ equity attributable to Xencor, Inc.	515,633	635,587
Noncontrolling interest	—	—
Total noncontrolling interest and stockholders’ equity	515,633	635,587
Total liabilities and stockholders’ equity	$736,846	$875,495
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Collaborations, milestones, and royalties	$4,516	$32,732
Operating expenses:
Research and development	64,669	58,578
General and administrative	17,709	17,337
Total operating expenses	82,378	75,915
Operating loss	(77,862)	(43,183)

Other income (expense):
Interest income	5,459	7,538
Interest expense	(4,700)	(8,665)
(Losses) gains on equity securities, net	(51,929)	941
Asset impairment charges	—	(4,865)
Other, net	396	(31)
Total other expense	(50,774)	(5,082)

Loss before income tax expense and noncontrolling interest	(128,636)	(48,265)
Income tax expense	280	367
Net loss including noncontrolling interest	(128,916)	(48,632)
Net loss attributable to noncontrolling interest	—	(214)
Net loss attributable to Xencor, Inc.	$(128,916)	$(48,418)

Net loss per share attributable to Xencor, Inc. (basic and diluted)	$(1.71)	$(0.66)
Weighted-average shares used in calculating net loss per share (basic and diluted)	75,247	73,667

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on marketable debt securities	(1,549)	1,018
Comprehensive loss	$(130,465)	$(47,614)
Less: comprehensive loss attributable to the noncontrolling interest	—	(214)
Comprehensive loss attributable to Xencor, Inc.	$(130,465)	$(47,400)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	71,872	$718	$1,429,252	$1,576	$(795,959)	$—	$635,587
Stock-based compensation	—	—	9,561	—	—	—	9,561
Exercise of stock options	77	1	949	—	—	—	950
Issuance of restricted stock units	727	7	(7)	—	—	—	—
Exercise of pre-funded warrants	1,388	15	(15)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(1,549)	—	—	(1,549)
Net loss	—	—	—	—	(128,916)	—	(128,916)
Balance at March 31, 2026	74,064	$741	$1,439,740	$27	$(924,875)	$—	$515,633

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	12,213	—	—	—	12,213
Exercise of stock options	189	2	2,972	—	—	—	2,974
Issuance of restricted stock units	691	7	(7)	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	1,018	—	—	1,018
Purchase of non-controlling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(48,418)	(214)	(48,632)
Balance at March 31, 2025	71,136	$712	$1,391,261	$355	$(752,454)	$—	$639,874
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(128,916)	$(48,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,567	2,693
Accretion of discount on marketable debt securities, net	(128)	(2,126)
Stock-based compensation	9,561	12,213
Change in fair value of marketable equity securities	51,929	(941)
Asset impairment charges	—	4,865
Non-cash royalty revenue related to the sale of future royalties	(4,416)	(18,232)
Non-cash interest expense on liabilities related to the sale of future royalties	4,700	8,664
Changes in operating assets and liabilities:
Accounts receivable	5,800	23,405
Prepaid expenses and other assets	(2,165)	5,057
Accounts payable	(2,871)	(568)
Accrued expenses	(707)	(3,154)
Operating lease, net	(590)	168
Other assets and liabilities, net	(2,392)	368
Net cash used in operating activities	(67,628)	(16,220)

Cash flows from investing activities
Purchase of marketable debt securities	(72,679)	(103,873)
Purchase of property and equipment	(610)	(1,444)
Proceeds from maturities of marketable debt securities	99,966	118,985
Net cash provided by investing activities	26,677	13,668

Cash flows from financing activities
Proceeds from the exercises of stock options	950	2,974
Cash paid to acquire noncontrolling interest	—	(1,725)
Net cash provided by financing activities	950	1,249

Net decrease in cash, cash equivalents, and restricted cash	(40,001)	(1,303)
Cash, cash equivalents, and restricted cash, beginning of period	54,362	41,262
Cash, cash equivalents, and restricted cash, end of period	$14,361	$39,959

Supplemental disclosure of cash flow information
Interest paid	$1	$1
Income taxes paid:
Federal	$51	$—
State	2,783	—
Foreign	180	—
Total	$3,014	$—
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
Certain note disclosures that are normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as they are not required for interim reporting purposes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more complete descriptions and discussions. Operating results and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Gale Therapeutics Inc. (“Gale”)
The interim consolidated financial statements for the three months ended March 31, 2025 included the accounts of Xencor, Inc. and Gale, a variable interest entity for which the Company was the primary beneficiary. Up through January 20, 2025, the Company owned or was exposed to less than 100% of the economics, and accordingly, the Company recorded net loss attributable to noncontrolling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party. Effective January 20, 2025, the Company obtained 100% of the economic interests in Gale and no longer recognized a noncontrolling interest in its consolidated financial statements.
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
Income Tax
The Company recorded $0.3 million and $0.4 million of income tax expense for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s deferred income tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
The Company does not expect any recently issued accounting standards, other than those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025, to have a material impact on its financial results.

2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Alexion	$1,480	$15,469
Incyte	2,936	15,263
Vir Bio	—	2,000
Other (2)	100	—
Total (1)	$4,516	$32,732
(1) As of March 31, 2026, there was no deferred revenue related to the agreements the Company entered into with the parties listed above.
(2) On February 26, 2026, the Company entered into a Fourth Amendment to its License Agreement with INmune Bio, Inc. (“INmune”), under which INmune agreed to pay a one-time, non-refundable, non-creditable fee of $0.1 million for an extension of its diligence obligations. The Company received the fee in the first quarter of 2026.
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
License	$100	$—
Milestone	—	14,500
Royalties	4,416	18,232
Total	$4,516	$32,732
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	March 31,
	2026	2025
	(in thousands)
Receivables included in accounts receivable	$12,001	$33,853
Contract liabilities included in deferred revenue	$—	$—
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
On December 9, 2025, a patent term extension related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States. On March 4, 2026, Alexion informed the Company that it had taken the position that it does not owe additional royalties for U.S. sales of Ultomiris and does not intend to make future payments for sales in the U.S. under the parties’ agreement. The Company disputes this position and is evaluating its options.
In the first quarter of 2026, the Company evaluated the effect of Alexion’s notice, including the variable consideration constraint and the sales‑ and usage‑based royalty guidance applicable to licenses of intellectual property. The

Company concluded that royalties on disputed U.S. sales should be constrained to zero until the uncertainty is resolved. Accordingly, the Company recorded a reduction of $6.6 million to royalty revenue and a corresponding reduction to the related receivable in the quarter ended March 31, 2026. There was no cash impact from this entry in the period. Recognition of undisputed ex‑U.S. royalties was unaffected and continues in accordance with Accounting Standards Codification (“ASC”) Topic 606’s sales‑ and usage‑based royalty guidance.
The Company will recognize royalty revenue related to disputed U.S. sales upon resolution of the uncertainty, when it is probable that a significant reversal will not occur, or upon receipt of payments that are not subject to refund. The ultimate outcome and timing of resolution are uncertain, and the Company cannot reasonably estimate the amount or timing of any recovery, if any, as of March 31, 2026.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Ultomiris Royalty Sale Agreement”) with OCM Life Sciences Portfolio LP (“OMERS”), under which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris.
Under the Alexion Agreement, the Company recognized non-cash royalty revenue of $1.5 million and $15.5 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company recorded $8.1 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
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
In February 2025, the United States Food and Drug Administration (“FDA”) accepted Incyte’s submission of a supplemental biologics license application (“BLA”), triggering a $12.5 million milestone payment to the Company, and approved the application in June 2025, triggering an additional $25.0 million milestone payment to the Company. Both milestone payments were received by the Company in 2025. In addition, Incyte dosed two patients in a Phase 2 study on December 29, 2025, one patient with immune thrombocytopenia and one patient with autoimmune hemolytic anemia, triggering a $4.0 million milestone payment to the Company, which was recognized as revenue in 2025 and collected in January 2026.
Under the MorphoSys Agreement, the Company is eligible to receive up to $195.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Monjuvi Royalty Sale Agreement”) with OMERS, under which OMERS acquired the rights to certain royalties associated with the existing license relating to Incyte. The $41.5 million of milestone payments the Company recognized in 2025 is not subject to the Monjuvi Royalty Sale Agreement.
Under the MorphoSys Agreement, the Company recognized non-cash royalty revenue of $2.9 million and $2.8 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company recorded $3.9 million in accounts receivable based on estimated royalties due under the arrangement. Payment of this receivable will be made directly to OMERS. See Note 6.
Vir Biotechnology, Inc. (“Vir Bio”)
In 2019, the Company entered into a Patent License Agreement (the “Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to its Xtend technology for up to two targets, including tobevibart. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to the Company, which was paid in the second quarter of 2025.
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
The Company did not recognize royalty revenue for the three months ended March 31, 2026 or 2025. Under the Vir Bio Agreement, the Company is eligible to receive up to $65.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
3. Marketable Debt and Equity Securities
Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$6,837	$—	$—	$6,837
Government securities	527,564	597	(561)	527,600
	$534,401	$597	$(561)	$534,437

Reported as
Cash equivalents				$6,837
Marketable debt securities				527,600
Total				$534,437

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$35,565	$—	$—	$35,565
Corporate securities	11,966	2	—	11,968
Government securities	543,208	1,584	—	544,792
	$590,739	$1,586	$—	$592,325

Reported as
Cash equivalents				$35,565
Marketable debt securities				556,760
Total				$592,325
The following table summarizes the contract maturities of the Company’s marketable debt securities as of March 31, 2026:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$369,690	$370,207
Mature within two years	157,874	157,393
Total	$527,564	$527,600
The Company did not record any allowance for credit losses on its marketable debt securities during the three months ended March 31, 2026 and 2025.

Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Zenas BioPharma, Inc.	$60,573	$112,502
	$60,573	$112,502
Net realized and unrealized (losses) gains on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations and comprehensive loss, were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Total (losses) gains recorded on marketable equity securities	$(51,929)	$941
Less: gains (losses) recorded on sale of marketable equity securities	—	—
Unrealized (losses) gains on securities held at the reporting date	$(51,929)	$941
The increase in unrealized losses for the three months ended March 31, 2026 was primarily attributable to the lower fair value of the Company’s equity investment in Zenas BioPharma, Inc.
4. Fair Value of Measurements
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 1, Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements of Part II, “Item 8. Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2025.
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of March 31, 2026 and December 31, 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	March 31, 2026
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$6,837	$6,837	$—	$—
Marketable debt securities:
Government securities	527,600	—	527,600	—
Marketable equity securities	60,573	60,573	$—	$—
Total financial assets	$595,010	$67,410	$527,600	$—

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,565	$35,565	$—	$—
Marketable debt securities:
Corporate securities	11,968	—	11,968	—
Government securities	544,792	—	544,792	—
Marketable equity securities	$112,502	112,502	$—	$—
Total financial assets	$704,827	$148,067	$556,760	$—
5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	March 31, 2026	December 31, 2025
	(in thousands)
Lab equipment	$44,044	$43,749
Computer, software and office equipment	2,052	2,003
Furniture and fixtures	128	128
Leasehold improvements	52,451	52,270
Construction in progress	6,645	6,630
Total gross carrying amount	105,320	104,780
Less: accumulated depreciation and amortization	(53,828)	(51,472)
Property and equipment, net	$51,492	$53,308
Depreciation and amortization expense for property and equipment was $2.4 million for each of the three months ended March 31, 2026 and 2025, respectively.
Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	March 31, 2026	December 31, 2025
	(in thousands)
Patents	$10,964	$10,784
Licenses and other intangible assets	—	972
Total finite-lived assets	10,964	11,756
Indefinite-lived assets	3,863	4,147
Total gross carrying amount	14,827	15,903
Accumulated amortization	(7,225)	(7,518)
Total patents, licenses, and other intangible assets, net	$7,602	$8,385
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense was $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three months ended March 31, 2025, the Company recorded asset impairment charges of $4.9 million related to its decision to pause development of certain programs and prioritize other pipeline assets, resulting in a write-down of the associated patents to their estimated fair value. No additional impairment charges were recorded for continuing programs during the three months ended March 31, 2026.
The following table presents the estimated future amortization expense related to definite-lived assets as of March 31, 2026:

Amortization Expense
Year ending December 31,	(in thousands)
For the remainder of 2026	$344
2027	675
2028	561
2029	342
2030	315
2031 and thereafter	1,502
Total	$3,739
Accrued Expense
Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued R&D expenses	$18,946	$12,858
Accrued payroll and benefits	11,689	20,209
Other	3,618	1,893
Total accrued expenses	$34,253	$34,960

6. Liabilities Related to the Sales of Future Royalties
Ultomiris Royalty Sale Agreement
On November 3, 2023, the Company and OMERS entered into the Ultomiris Royalty Sale Agreement. Pursuant to the Ultomiris Royalty Sale Agreement, OMERS acquired the rights to a portion of royalties and milestones earned after July 1, 2023 associated with the existing license relating to Ultomiris® (ravulizumab-cwvz) in exchange for an upfront payment of $192.5 million. Pursuant to the Ultomiris Royalty Sale Agreement and subject to the Company’s existing license with Alexion, OMERS acquired the right to receive: (i) 100% of royalties payable on past and future sales related to Ultomiris that occurred from July 1, 2023 through December 31, 2025; (ii) up to $35.0 million annually in royalties on future sales related to Ultomiris that occur from January 1, 2026 through December 31, 2028, with any royalties in excess of $35.0 million reverting to the Company; (iii) up to $12.0 million annually in royalties on future sales related to Ultomiris that occur from and after January 1, 2029, with any royalties in excess of $12.0 million reverting to the Company; and (iv) $18.0 million of a certain future sales based milestone payment pursuant to the existing license with Alexion, which was paid in the fourth quarter of 2023.
As discussed in Note 2, in March 2026, Alexion notified the Company that it does not believe additional U.S. royalties are owed and does not intend to make future payments for U.S. sales. The Company has applied the variable consideration constraint under ASC 606 and constrained U.S. royalty revenue to zero pending resolution of the dispute.

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
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the liabilities related to the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions such as future sales forecasts and other significant events. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of March 31, 2026, the estimated effective interest rates were 16.8% and 15.6% for Ultomiris and Monjuvi Royalty Sale Agreements, respectively.
The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	March 31, 2026	December 31, 2025
	(in thousands)
Beginning balance	$119,749	$163,606
Royalties paid to OMERS	(15,915)	(75,778)
Non-cash interest expense recognized	4,700	31,921
Ending balance	$108,534	$119,749

Current liabilities	$26,410	$43,267
Long-term liabilities	82,124	76,482
Total	$108,534	$119,749
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
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025.
In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’ delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of March 31, 2026
Common Stock	$0.01	200,000,000	74,064,093	74,064,093
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2025
Common Stock	$0.01	200,000,000	71,871,975	71,871,975
Preferred Stock	$0.01	10,000,000	—	—
On February 25, 2026, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-270030) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described therein. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 25, 2029.
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (formerly, SVB Securities LLC) (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering would be issued pursuant to a prospectus supplement, which the Company would have to file before it can sell any ATM Shares in the ATM Offering. As of March 31, 2026, no shares have been issued under the Sales Agreement.

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
On December 18, 2025, the Company entered into a sublease agreement to sublease a portion of its space to a third party. The sublease term commenced on February 1, 2026 and expires on January 31, 2031. Sublease income is recognized on a straight-line basis over the sublease term and is recorded as other income in the consolidated statements of operations and comprehensive loss. The Company recognized sublease income of $0.4 million during the three months ended March 31, 2026.
The Company continues to account for the head lease as an operating lease and remains primarily obligated under the original lease agreement. Future minimum sublease receipts as of March 31, 2026 are as follows:

Year	Amounts
(in thousands)
For the remainder of 2026	$1,371
2027	1,721
2028	1,772
2029	1,826
2030	1,880
2031 and thereafter	171
Total	$8,741
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
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	March 31, 2026	December 31, 2025
		(in thousands)
Operating lease assets	Right-of-use assets	$36,815	$37,592
Current operating lease liabilities	Lease liabilities	$4,034	$3,263
Non-current operating lease liabilities	Lease liabilities, net of current portion	$62,596	$64,735

The following table presents maturities of operating lease liabilities on an undiscounted basis as of March 31, 2026:

Year	Amounts
(in thousands)
For the remainder of 2026	$5,239
2027	9,759
2028	9,276
2029	9,531
2030	9,794
2031 and thereafter	48,436
Total	92,035
Less: Imputed interest	(25,405)
Total operating lease liabilities (includes current portion)	$66,630
The following table presents lease costs, supplemental cash flow and other information:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$1,987	$1,881
Variable lease cost	306	308
Total lease costs	$2,293	$2,189

Cash paid for amounts included in the measurement of lease liabilities	$2,577	$880

	March 31,
	2026	2025
Weighted-average remaining lease term (in years)	9.1	10.0
Weighted-average discount rate (%)	7.0%	7.0%
10. Stock-Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). On June 12, 2025, the Company’s stockholders approved the amendment and restatement of the 2023 Plan to increase the number of authorized shares reserved for issuance thereunder by 3,000,000 shares. As of March 31, 2026, the total number of shares of common stock reserved for issuance under the 2023 Plan is 19,074,256.
In addition, the Company’s Board and stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective on December 5, 2013. As of March 31, 2026, the total number of shares of common stock available for issuance under the ESPP is 817,666.
The following table presents a summary of awards outstanding:

	March 31, 2026
	2013 Plan	2023 Plan	Total
Stock options	8,330,669	6,639,266	14,969,935
RSUs	13,934	2,373,054	2,386,988
	8,344,603	9,012,320	17,356,923

The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
General and administrative	$4,483	$4,931
Research and development	5,078	7,282
	$9,561	$12,213

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options	$5,012	$6,652
RSUs	4,295	5,312
ESPP	254	249
	$9,561	$12,213
Stock Option Awards
The following table presents a summary of the stock option activity for the three months ended March 31, 2026:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	12,956,592	$26.93	5.6	$5,156
Granted	2,450,444	12.35
Exercised	(76,851)	12.35
Forfeited	(360,250)	27.01
Outstanding at March 31, 2026	14,969,935	$24.62	6.1	$1,364
Exercisable at March 31, 2026	9,730,718	$29.44	4.6	$385
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three months ended March 31, 2026 and 2025 were $0.1 million and $0.5 million, respectively.
As of March 31, 2026, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $42.9 million will be recognized in the Company’s results of operations over a weighted average period of 2.7 years.
The per share weighted average grant date fair values of the stock options granted in the period are $7.02 and $7.72 for the three months ended March 31, 2026 and 2025, respectively. The following table provides the weighted-average assumptions used in the calculation of grant date per share fair values of these stock options based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2026	2025
Expected term (in years) (1)	6.5	6.4
Expected volatility (2)	54.5%	50.8%
Risk-free interest rate (3)	3.8%	4.1%
Expected dividend yield (4)	—%	—%
Underlying stock price	$12.35	$14.13
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.

(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.
Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2025	1,981,345	$18.01
Granted	1,190,056	12.35
Vested	(727,466)	21.40
Forfeited	(56,947)	16.30
Outstanding as of March 31, 2026	2,386,988	$14.15
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date.
As of March 31, 2026, there was $29.5 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	0.5	0.5 - 2.0
Expected volatility	66.2%	43.0% - 54.6%
Risk-free interest rate	3.6%	4.2% - 5.4%
Expected dividend yield	—%	—%
As of March 31, 2026, the pre-tax compensation expense for all outstanding shares issued under the Company’s ESPP in the amount of $0.3 million will be recognized in the Company’s results of operations over a weighted average period of 3 months.
11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Numerator:
Net loss attributable to Xencor, Inc.	$(128,916)	$(48,418)
Denominator:
Weighted-average basic shares outstanding	75,247	73,667
Effect of dilutive securities	—	—
Weighted-average diluted shares outstanding	75,247	73,667

Basic and diluted net loss per share	$(1.71)	$(0.66)

All outstanding options and RSUs as of March 31, 2026 and 2025 were excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive. The following table sets forth the potentially dilutive securities calculated as if the Company was in a net income position for the periods presented.

	Three Months Ended March 31,
	2026	2025
Options	27,393	158,652
Restricted stock units	628,665	541,610
Total	656,058	700,262
12. Segment Reporting
The Company operates as a single reportable segment focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs.
The Company’s Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance, allocates resources, and conducts planning and forecasting on a consolidated basis using financial information as presented in the Company’s consolidated statements of operations and comprehensive loss. In addition, the CODM reviews research and development expenses by program. Managing and allocating resources at the corporate level enables the Company’s CEO to assess the overall level of resources available and to deploy those resources in alignment with the Company’s long-term, corporate-wide strategic objectives.
The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss including noncontrolling interest as computed under U.S. GAAP in the consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues:
License	$100	$—
Milestone	—	14,500
Royalties	4,416	18,232
Total revenues	4,516	32,732
Less:
Research and development:
XmAb819 (ENPP3 x CD3)	(8,856)	(4,810)
XmAb942 (Xtend TL1A)	(7,411)	(2,402)
XmAb412 (TL1A x IL-23p19)	(7,138)	—
XmAb541 (CLDN6 x CD3)	(3,296)	(2,141)
XmAb657 (CD19 x CD3)	(869)	(4,399)
Plamotamab (CD20 x CD3)	(317)	(1,546)
XmAb808 (B7-H3 x CD28)	546	(2,196)
Other programs including research and early stage	(5,086)	(2,092)
Wind down costs of terminated programs	(1,145)	(7,655)
Internal research and development expenses	(26,019)	(24,055)
Research and development stock based compensation	(5,078)	(7,282)
General and administrative	(17,709)	(17,337)
Other income (expense), net (1)	(50,774)	(5,082)
Income tax expense	(280)	(367)
Net loss including noncontrolling interest	$(128,916)	$(48,632)
(1) Other income (expense), net includes interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.

For the three months ended March 31, 2026 and 2025, the Company’s total revenues were derived from collaboration and licensing agreements and were reported within the Company’s single operating segment. Revenues are attributed to geographic areas based on the location of the Company’s customers. For the three months ended March 31, 2026 and 2025, substantially all of the Company’s revenues were generated from customers located in the United States, and substantially all of the Company’s long-lived assets were located in the United States. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, who have unmet medical needs. Leveraging our XmAb® protein engineering platforms, we rapidly design, engineer and advance purpose-built drug candidates with novel mechanisms of action and improved therapeutic potential.
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
Refer to Part I, “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a more detailed discussion of our business, technology platforms, pipeline, and key developments.
Wholly Owned Clinical-Stage XmAb Drug Candidates
We are currently enrolling five clinical studies to evaluate our XmAb drug candidates for patients with many different types of serious diseases.
Oncology Programs
XmAb819 (ENPP3 x CD3): XmAb819 is a novel, potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with clear cell renal cell carcinoma (ccRCC). XmAb819 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing ENPP3, an antigen highly expressed on kidney cancers. ENPP3 is a differentially expressed target, with high level expression in RCC and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format is designed to enable antibodies to bind more avidly and selectively kill tumor cells with higher antigen density, potentially sparing normal cells. We are conducting a Phase 1 study to evaluate XmAb819 in patients with advanced ccRCC, and the study includes additional cohorts that are enrolling patients with other ENPP3-expressing tumor types, including colorectal cancer (CRC), non-small cell lung cancer (NSCLC) and papillary renal cell carcinoma (pRCC).
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
XmAb808 (B7-H3 x CD28): XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation of T cells when the antibodies are bound to tumor cells. Data from completed cohorts in a Phase 1 dose-escalation study of XmAb808 in combination with pembrolizumab, an anti-PD1 antibody, are expected to inform future development decisions for the program. Potential combination with CD3 T-cell engaging bispecific antibodies is being evaluated. We presented a poster characterizing preclinical combinations of XmAb808 with multiple CD3 T cell engaging bispecific antibodies, including XmAb541, at the American Association for Cancer Research Annual Meeting in April 2026.
Autoimmune Disease Programs
XmAb942 (Xtend TL1A): XmAb942 is a high-potency, extended half-life, investigational anti-TL1A antibody in clinical development for patients with inflammatory bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease (CD). The first generation of anti-TL1A antibodies, designed to block the interaction between the DR3 receptor and its ligand TL1A, have reduced disease activity in patients with UC and CD in multiple clinical studies. We announced final results from a Phase 1 dose-escalation study in healthy participants in May 2026. The results indicate that XmAb942 was well tolerated. Pharmacokinetic analysis of the single dose cohorts estimated a human half-life of 74.1 days, which supports a 12-week dosing interval during maintenance treatment. We initiated a Phase 2b study of XmAb942 in UC, the XENITH-UC Study, in the third quarter of 2025. XENITH-UC is a randomized, double-blind, placebo-controlled trial in patients with moderate-to-severe UC, whose disease has progressed after at least one conventional or advanced therapy.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells. Based on clinical outcomes from a prior Phase 1 study in hematologic cancers, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T-cell engagers for the treatment of patients with autoimmune diseases, we are evaluating plamotamab in a Phase 1b study for patients with rheumatoid arthritis (RA) who have progressed through prior standard of care treatment.
XmAb657 (CD19 x CD3): XmAb657 is a potent, potentially long-acting CD19 x CD3 bispecific antibody, utilizing the XmAb 2+1 bispecific antibody format and Xtend Fc technology. In non-human primate studies, a single dose of XmAb657 deeply reduced B cells by over 99.98% in the peripheral compartment, bone marrow and lymph nodes, which was sustained for at least 42 days. Half-life in non-human primates was estimated to be 15 days, which indicates a potential for durable B-cell depletion in human clinical studies. XmAb657 was well tolerated preclinically, with no clinical signs of cytokine release syndrome. XmAb657 is in development for patients with idiopathic inflammatory myopathies (IIM). We initiated a first-in-human, Phase 1 study in the fourth quarter of 2025. We are conducting a first-in-human, Phase 1 study to evaluate XmAb657 in healthy volunteers and patients with IIM.
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
Incyte: The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody containing an XmAb Fc domain for improved cytotoxic potency and indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma (FL) and submitted a supplemental Biologics License Application (“sBLA”), which was accepted in February 2025. In June 2025, the FDA approved Monjuvi in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory FL. In January 2026, Incyte announced positive topline results from a pivotal study of Monjuvi as a first-line treatment for DLBCL and that they expect to file a sBLA for the first-line treatment of adults with newly diagnosed DLBCL in the first half of 2026.

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
Zenas: Zenas BioPharma, Inc. (“Zenas”) is advancing obexelimab, an antibody that targets CD19 with its variable domain, for the treatment of patients with autoimmune diseases. Obexelimab uses an XmAb Fc domain that was designed to inhibit the function of B cells, an important component of the immune system. Obexelimab was created and initially developed by us and was licensed to Zenas in November 2021. Zenas’ partner, Bristol Myers Squibb, holds exclusive development and commercialization rights for obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore, and Australia.
In January 2026, Zenas announced positive results from the Phase 3 INDIGO trial of obexelimab in patients with immunoglobulin G4-related disease (IgG4-RD), in which the primary endpoint was met. Zenas announced that it anticipates submitting a BLA to the FDA for the treatment of IgG4-RD in the second quarter of 2026 and a Marketing Authorization Application to the European Medicines Agency in the second half of 2026. Zenas is also conducting a Phase 2 study of obexelimab in patients with systemic lupus erythematosus and has reported positive results from the Phase 2 MoonStone trial of obexelimab in patients with relapsing multiple sclerosis, in which the primary endpoint was met. As of March 31, 2026, we own 3,098,380 shares of common stock in Zenas.
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
Alexion: Alexion’s Ultomiris® uses Xtend Fc technology to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. In April 2026, Alexion announced positive high-level results from a prespecified interim analysis of the I CAN Phase 3 study in adults with immunoglobulin A nephropathy (IgAN) who are at risk of disease progression and that they will seek accelerated approval in key markets. Ultomiris and Soliris are registered trademarks of Alexion Pharmaceuticals, Inc.
We are eligible to receive a low-single-digit percentage royalty on net sales of Ultomiris.
Refer to Part I, Item 1, Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the following periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Revenues:
License	$100	$—	$100
Milestone	—	14,500	(14,500)
Royalties	4,416	18,232	(13,816)
Total revenues	4,516	32,732	(28,216)
Operating expenses:
Research and development	64,669	58,578	6,091
General and administrative	17,709	17,337	372
Total operating expenses	82,378	75,915	6,463
Operating loss	(77,862)	(43,183)	(34,679)
Other income (expense), net(1)	(50,774)	(5,082)	(45,692)
Loss before income tax expense and noncontrolling interest	$(128,636)	$(48,265)	$(80,371)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
Revenues
Total revenue for the three months ended March 31, 2026 decreased by $28.2 million from the same period in 2025. The change was primarily driven by the revenue recognition associated with Alexion and Incyte license agreements as discussed below. See Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
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
On December 9, 2025, a patent term extension related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States. On March 4, 2026, Alexion informed us that it had taken the position that it does not owe additional royalties for U.S. sales of Ultomiris and does not intend to make future payments for sales in the U.S. under the parties’ agreement. We dispute this position and are evaluating our options.
In the first quarter of 2026, we evaluated the effect of Alexion’s notice, including the variable consideration constraint and the sales‑ and usage‑based royalty guidance applicable to licenses of intellectual property. We concluded that royalties on disputed U.S. sales should be constrained to zero until the uncertainty is resolved. Accordingly, we recorded a reduction of $6.6 million to royalty revenue recorded in 2025 and a corresponding reduction to the related receivable in the quarter ended March 31, 2026. There was no cash impact from this entry in the period. Recognition of undisputed ex‑U.S. royalties was unaffected and continues in accordance with ASC Topic 606’s sales‑ and usage‑based royalty guidance.
We will recognize royalty revenue related to disputed U.S. sales upon resolution of the uncertainty, when it is probable that a significant reversal will not occur, or upon receipt of payments that are not subject to refund. The ultimate outcome and timing of resolution are uncertain, and we cannot reasonably estimate the amount or timing of any recovery, if any, as of March 31, 2026.
Under the Alexion Agreement, we recognized $1.5 million (net of $6.6 million reduction) and $15.5 million of non-cash royalty revenue during the three months ended March 31, 2026 and 2025, respectively.
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
In February 2025, the FDA accepted Incyte’s submission of a supplemental biologics license application, triggering a $12.5 million milestone payment to us, and approved the application in June 2025, triggering an additional $25.0 million milestone payment to us. Both milestone payments were received by us in 2025. In addition, Incyte dosed two patients in a Phase 2 study on December 29, 2025, one patient with immune thrombocytopenia and one patient with autoimmune hemolytic anemia, triggering a $4.0 million milestone payment to us, which was recognized as revenue in 2025 and collected in January 2026.
In addition, under the MorphoSys Agreement, we recognized $2.9 million and $2.8 million of non-cash royalty revenue during the three months ended March 31, 2026 and 2025, respectively.
Research and Development (R&D) Expenses
R&D expenses include both external and internal costs related to discovering and developing product candidates and new technologies. External costs primarily consist of preclinical studies, clinical trials, and payments to CROs and CMOs for services such as trial management, manufacturing, toxicology studies, and drug formulation, while internal costs include personnel expenses, supplies, and allocated overhead like facilities. These expenses can fluctuate based on factors such as trial stage, patient enrollment, and program activity, and are expected to increase as programs advance. Although R&D activities are largely managed internally, many execution components are outsourced, with external costs tracked by program (except in early discovery stages), while internal costs are managed on an aggregate basis.
The following tables summarize our research and development expenses for the following periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

External R&D expenses per program:
XmAb819 (ENPP3 x CD3)	$8,856	$4,810	$4,046
XmAb942 (Xtend TL1A)	7,411	2,402	5,009
XmAb412 (TL1A x IL-23p19)	7,138	—	7,138
XmAb541 (CLDN6 x CD3)	3,296	2,141	1,155
XmAb657 (CD19 x CD3)	869	4,399	(3,530)
Plamotamab (CD20 x CD3)	317	1,546	(1,229)
XmAb808 (B7-H3 x CD28)	(546)	2,196	(2,742)
Other programs including research and early stage	5,086	2,092	2,994
Wind down costs of terminated programs	1,145	7,655	(6,510)
Total external R&D expenses	$33,572	$27,241	$6,331
Internal research and development expenses	26,019	24,055	1,964
Stock based compensation	5,078	7,282	(2,204)
Total R&D expenses	$64,669	$58,578	$6,091
R&D expenses increased by $6.1 million for the three months ended March 31, 2026 over the same period in 2025. The increase was primarily driven by higher external and internal costs incurred associated with the programs listed above, which are aligned with our strategic research and development priorities, partially offset by lower stock-based compensation expense in the current period. R&D expenses may fluctuate from period to period depending on the timing, progress, and level of activity of each program.
General and Administrative Expenses
General and administrative expenses consist of salaries, stock compensation, professional services related to legal, audit, consulting, patent filings, business insurance and technology expenses, facilities, and depreciation and amortization.

General and administrative expenses for the three months ended March 31, 2026 remained relatively consistent with the same period in 2025.
Other Income (Expense)
Other income (expense) primarily consists of interest income and expense, gains and losses on marketable equity securities, and asset impairment charges. Other expense increased by $45.7 million for the three months ended March 31, 2026 compared to the same period in 2025.
The change for the three months ended March 31, 2026 was primarily driven by unrealized loss from the marketable equity security related to Zenas.
LIQUIDITY AND CAPITAL RESOURCES
We have historically financed our operations through payments received from product development partnerships and licensing arrangements, private placements of equity securities, and public offerings of common stock. Research and development activities have required significant capital investment since our inception and are expected to continue to require significant cash expenditure as our pipeline continues to expand.
On February 25, 2026, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-270030) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described therein. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 25, 2029.
As of March 31, 2026, we had $541.8 million of cash, cash equivalents, and marketable debt securities compared to $610.8 million as of December 31, 2025.
We expect to continue receiving payments from our collaborators for potential additional milestone, opt-ins, contingent payments, royalties, and research and development services rendered, if any. The receipt of future milestone and contingent payments is dependent on the achievement of certain research and development milestones by us or our partners and, as such, remains uncertain at this time.
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

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025	Change
Cash Flow from:
Operating activities	$(67,628)	$(16,220)	$(51,408)
Investing activities	26,677	13,668	13,009
Financing activities	950	1,249	(299)
Net decrease in cash, cash equivalents, and restricted cash	$(40,001)	$(1,303)	$(38,698)
During the three months ended March 31, 2026, cash flow used in operating activities was $67.6 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. The change was primarily driven by lower milestone receipts in 2026, as the prior year period included higher milestone collections, as well as higher operating expenditures in 2026 related to ongoing business activities. Cash provided by investing activities amounted to $26.7 million, primarily reflecting proceeds of $100.0 million from maturities of marketable securities, offset by purchases of marketable securities totaling $72.7 million. Cash provided by financing activities of $1.0 million was primarily related to cash received from stock option exercises.
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
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three months ended March 31, 2026.
Critical Accounting Policies
There has been no material change in the Company’s critical accounting policies that the Company disclosed in Note 1, Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in the Company’s exposure to market risk from that described in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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

Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings are set forth in the Company’s financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference. See Note 7 - Commitments and Contingencies of Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Rule 10b5-1 Plans
During the fiscal quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a trading arrangement, including a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as set forth in the following table:

Name	Title	Adoption Date	Duration(1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
A. Bruce Montgomery	Director	3/4/2026	6/30/2026	5,064
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

101*
The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 31, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

Dated: May 6, 2026	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2026	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)