Form 10-Q
period 2026-06-30
Xencor Inc
filed 2026-08-05
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2026
Common stock, par value $0.01 per share	74,353,397

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,663	$54,073
Marketable debt securities	333,152	381,158
Marketable equity securities	78,637	112,502
Accounts receivable	42,234	29,299
Prepaid expenses and other current assets	24,527	22,789
Total current assets	523,213	599,821
Restricted cash	191	289
Marketable debt securities - long term	108,535	175,602
Property and equipment, net	50,013	53,308
Right-of-use assets	35,986	37,592
Patents, licenses, and other intangible assets, net	6,524	8,385
Other assets	498	498
Total assets	$724,960	$875,495
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,648	$10,828
Accrued expenses	36,446	34,960
Income tax payable	1,496	3,589
Lease liabilities	3,917	3,263
Liabilities related to the sales of future royalties	27,358	43,267
Total current liabilities	81,865	95,907
Long-term tax liabilities	883	2,784
Lease liabilities, net of current portion	61,295	64,735
Liabilities related to the sales of future royalties, net of current portion	77,537	76,482
Other liabilities	152	—
Total liabilities	221,732	239,908
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 74,329 and 71,872 shares at June 30, 2026 and December 31, 2025, respectively.	744	718
Additional paid-in capital	1,449,960	1,429,252
Accumulated other comprehensive (loss) income	(872)	1,576
Accumulated deficit	(946,604)	(795,959)
Total stockholders’ equity attributable to Xencor, Inc.	503,228	635,587
Noncontrolling interest	—	—
Total noncontrolling interest and stockholders’ equity	503,228	635,587
Total liabilities and stockholders’ equity	$724,960	$875,495
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Collaborations, milestones, and royalties	$51,221	$43,608	$55,737	$76,340
Operating expenses:
Research and development	71,905	61,665	136,574	120,243
General and administrative	16,384	15,115	34,093	32,452
Total operating expenses	88,289	76,780	170,667	152,695
Operating loss	(37,068)	(33,172)	(114,930)	(76,355)

Other income (expense):
Interest income	4,800	7,248	10,259	14,786
Interest expense	(7,352)	(8,243)	(12,052)	(16,908)
Gains (losses) on equity securities, net	18,064	4,967	(33,865)	5,908
Asset impairment charges	(797)	(1,858)	(797)	(6,723)
Other, net	434	(17)	830	(48)
Total other income (expense)	15,149	2,097	(35,625)	(2,985)

Loss before income tax expense (benefit) and noncontrolling interest	(21,919)	(31,075)	(150,555)	(79,340)
Income tax (benefit) expense	(190)	(250)	90	117
Net loss including noncontrolling interest	(21,729)	(30,825)	(150,645)	(79,457)
Net loss attributable to noncontrolling interest	—	—	—	(214)
Net loss attributable to Xencor, Inc.	$(21,729)	$(30,825)	$(150,645)	$(79,243)

Net loss per share attributable to Xencor, Inc. (basic and diluted)	$(0.29)	$(0.41)	$(1.99)	$(1.07)
Weighted-average shares used in calculating net loss per share (basic and diluted)	75,859	74,279	75,555	73,975

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on marketable debt securities	(899)	(97)	(2,448)	921
Comprehensive loss	$(22,628)	$(30,922)	$(153,093)	$(78,536)
Less: comprehensive loss attributable to the noncontrolling interest	—	—	—	(214)
Comprehensive loss attributable to Xencor, Inc.	$(22,628)	$(30,922)	$(153,093)	$(78,322)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	71,872	$718	$1,429,252	$1,576	$(795,959)	$—	$635,587
Stock-based compensation	—	—	9,561	—	—	—	9,561
Exercise of stock options	77	1	949	—	—	—	950
Issuance of restricted stock units	727	7	(7)	—	—	—	—
Exercise of pre-funded warrants	1,388	15	(15)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(1,549)	—	—	(1,549)
Net loss	—	—	—	—	(128,916)	—	(128,916)
Balance at March 31, 2026	74,064	$741	$1,439,740	$27	$(924,875)	$—	$515,633
Stock-based compensation	—	—	9,192	—	—	—	9,192
Exercise of stock options	4	—	35	—	—	—	35
Issuance of common stock under the Employee Stock Purchase Plan	78	1	995	—	—	—	996
Issuance of restricted stock units	182	2	(2)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(899)	—	—	(899)
Net loss	—	—	—	—	(21,729)	—	(21,729)
Balance at June 30, 2026	74,329	$744	$1,449,960	$(872)	$(946,604)	$—	$503,228

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	12,213	—	—	—	12,213
Exercise of stock options	189	2	2,972	—	—	—	2,974
Issuance of restricted stock units	691	7	(7)	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	1,018	—	—	1,018
Purchase of noncontrolling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(48,418)	(214)	(48,632)
Balance at March 31, 2025	71,136	$712	$1,391,261	$355	$(752,454)	$—	$639,874
Stock-based compensation	—	—	10,737	—	—	—	10,737
Issuance of common stock under the Employee Stock Purchase Plan	80	1	661	—	—	—	662
Issuance of restricted stock units	81	1	(1)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(97)	—	—	(97)
Net loss	—	—	—	—	(30,825)	—	(30,825)
Balance at June 30, 2025	71,297	$714	$1,402,658	$258	$(783,279)	$—	$620,351
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(150,645)	$(79,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,007	5,346
Accretion of discount on marketable debt securities, net	(135)	(1,489)
Stock-based compensation	18,753	22,950
Loss (gain) on sale of marketable securities, net	2	(5,380)
Change in fair value of marketable equity securities	33,865	(528)
Asset impairment charges	797	6,723
Non-cash royalty revenue related to the sale of future royalties	(17,201)	(36,831)
Non-cash interest expense on liabilities related to the sale of future royalties	12,048	16,906
Changes in operating assets and liabilities:
Accounts receivable	(22,636)	14,636
Prepaid expenses and other assets	(1,427)	3,504
Accounts payable	1,634	3,810
Accrued expenses	1,471	2,631
Operating lease, net	(1,180)	877
Other assets and liabilities, net	(3,639)	(6,287)
Net cash used in operating activities	(123,286)	(52,589)

Cash flows from investing activities
Purchase of marketable debt securities	(72,679)	(176,810)
Purchase of property and equipment	(1,148)	(1,827)
Proceeds from sales of marketable equity securities	—	13,399
Proceeds from sales of marketable debt securities	30,658	—
Proceeds from maturities of marketable debt securities	154,966	219,382
Net cash provided by investing activities	111,797	54,144

Cash flows from financing activities
Proceeds from the exercises of stock options	985	2,974
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	996	662
Cash paid to acquire noncontrolling interest	—	(1,725)
Net cash provided by financing activities	1,981	1,911

Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,508)	3,466
Cash, cash equivalents, and restricted cash, beginning of period	54,362	41,262
Cash, cash equivalents, and restricted cash, end of period	$44,854	$44,728

Supplemental disclosure of cash flow information
Interest paid	$5	$2
Income taxes paid:
Federal	$51	$7,000
State	3,903	—
Foreign	180	—
Total	$4,134	$7,000
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
Consolidation and Basis of Presentation
The interim consolidated financial statements of the Company are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. In the opinion of management, all material adjustments of a normal recurring nature have been made to present fairly the Company’s financial position, the results of operations and cash flows for the periods presented. All intercompany transactions and balances have been eliminated.
Certain note disclosures that are normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as they are not required for interim reporting purposes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more complete descriptions and discussions. Operating results and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Gale Therapeutics Inc. (“Gale”)
The interim consolidated financial statements for the six months ended June 30, 2025 included the accounts of the Company and Gale, a variable interest entity for which the Company was the primary beneficiary. Up through January 20, 2025, the Company owned or was exposed to less than 100% of the economics, and accordingly, the Company recorded net loss attributable to noncontrolling interests in its consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party. Effective January 20, 2025, the Company obtained 100% of the economic interests in Gale and no longer recognized a noncontrolling interest in its consolidated financial statements.
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
Income Tax
The Company recorded an income tax benefit of $0.2 million and an income tax expense of $0.1 million for the three and six months ended June 30, 2026, respectively. The Company recorded an income tax benefit of $0.3 million and an income tax expense of $0.1 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company’s deferred income tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
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

2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Alexion	$37,318	$16,825	$38,798	$32,294
Incyte	3,903	26,774	6,839	42,037
Vir Bio	—	9	—	2,009
Zenas	10,000	—	10,000	—
Other (2)	—	—	100	—
Total (1)	$51,221	$43,608	$55,737	$76,340
(1) As of June 30, 2026, there was no deferred revenue related to the agreements the Company entered into with the parties listed above.
(2) On February 26, 2026, the Company entered into a Fourth Amendment to its License Agreement with INmune Bio, Inc. (“INmune”), under which INmune agreed to pay a one-time, non-refundable, non-creditable fee of $0.1 million for an extension of its diligence obligations. The Company received the fee in the first quarter of 2026.
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
License	$—	$—	$100	$—
Milestone	10,000	25,000	10,000	39,500
Royalties	41,221	18,608	45,637	36,840
Total	$51,221	$43,608	$55,737	$76,340
The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	June 30,
	2026	2025
	(in thousands)
Receivables included in accounts receivable	$42,234	$45,362
Contract liabilities included in deferred revenue	$—	$—
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
On December 9, 2025, a patent term extension related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States. On March 4, 2026, Alexion informed the Company that it had taken the position that it did not owe additional royalties for U.S. sales of Ultomiris and did not intend to make future payments for sales in the U.S. under the parties’ agreement. The Company disputed this position and, subsequent to June 30, 2026, entered into a settlement agreement with Alexion. See Note 13 for additional information.

In the first quarter of 2026, the Company evaluated the effect of Alexion’s notice, including the variable consideration constraint and the sales‑ and usage‑based royalty guidance applicable to licenses of intellectual property. The Company concluded that royalties on disputed U.S. sales should be constrained to zero until the uncertainty was resolved. Accordingly, the Company recorded a reduction of $6.6 million to royalty revenue and a corresponding reduction to the related receivable in the quarter ended March 31, 2026. There was no cash impact from this entry during the quarter ended March 31, 2026. Recognition of undisputed ex‑U.S. royalties was unaffected and continues in accordance with Accounting Standards Codification (“ASC”) Topic 606’s sales‑ and usage‑based royalty guidance.
On July 29, 2026, the Company entered into a settlement agreement with Alexion, which resolved the uncertainty over the variable consideration earned related to U.S. Ultomiris royalties. As a result, the Company recognized $27.6 million of royalty revenue during the three and six months ended June 30, 2026, related to the Company’s royalty rights for U.S. Ultomiris sales from the period of dispute through June 30, 2026. The remaining $77.4 million of settlement consideration relates to royalty rights for periods subsequent to June 30, 2026 and will be recognized in the third quarter of 2026.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Ultomiris Royalty Sale Agreement”) with OCM Life Sciences Portfolio LP (“OMERS”), under which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris.
Under the Alexion Agreement, the Company recognized royalty revenue of $37.3 million and $16.8 million during the three months ended June 30, 2026 and 2025, respectively, and $38.8 million and $32.3 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company recorded $37.8 million in accounts receivable based on estimated royalties due under the arrangement. $12.6 million of this receivable will be paid directly to OMERS. See Note 6.
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
On November 3, 2023, the Company entered into a royalty sale agreement (the “Monjuvi Royalty Sale Agreement”) with OMERS, under which OMERS acquired the right to receive up to $29.3 million of royalties earned after July 1, 2023 related to sales of Monjuvi/Minjuvi under the Company’s existing license agreement with Incyte. Upon OMERS receiving cumulative royalties of $29.3 million, all subsequent royalties revert to the Company. The $41.5 million of milestone payments the Company recognized in 2025 is not subject to the Monjuvi Royalty Sale Agreement.
During the second quarter of 2026, cumulative royalties payable to OMERS reached the $29.3 million cumulative royalty cap under the Monjuvi Royalty Sale Agreement. Under the MorphoSys Agreement, the Company recognized royalty revenue of $3.9 million and $6.8 million during the three and six months ended June 30, 2026, respectively, including $0.8 million of royalties payable directly to the Company after the cumulative royalty cap was reached. This compares to non-cash royalty revenue of $1.8 million and $4.5 million during the three and six months ended June 30, 2025, respectively.
As of June 30, 2026, the Company recorded $4.4 million in accounts receivable based on estimated royalties due under the Monjuvi Royalty Sale Agreement. Of this amount, $3.6 million is payable to OMERS for royalties earned prior to reaching the cumulative royalty cap. All royalties earned after the cumulative royalty cap are retained by the Company. See Note 6.

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
The Company recognized nominal amounts of royalty revenue for the three and six months ended June 30, 2026 and 2025. Under the Vir Bio Agreement, the Company is eligible to receive up to $65.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
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
In May 2026, Zenas submitted a BLA to the FDA for obexelimab in IgG4-RD, which triggered a $10.0 million milestone payment to the Company under the Zenas Agreement that the Company received during the second quarter of 2026. On July 30, 2026, Zenas’s partner submitted a marketing authorization application for obexelimab to the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan, resulting in a $2.5 million milestone that will be recognized in the third quarter of 2026.
Under the two Zenas agreements, the Company received equity-based consideration and is eligible to receive up to $450.0 million in regulatory and sales milestones, as well as royalties on net sales of approved products in the mid-single-digit to mid-teen percentage range.
3. Marketable Debt and Equity Securities
Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$26,910	$—	$—	$26,910
Government securities	442,549	167	(1,029)	441,687
	$469,459	$167	$(1,029)	$468,597

Reported as
Cash equivalents				$26,910
Marketable debt securities				441,687
Total				$468,597

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$35,565	$—	$—	$35,565
Corporate securities	11,966	2	—	11,968
Government securities	543,208	1,584	—	544,792
	$590,739	$1,586	$—	$592,325

Reported as
Cash equivalents				$35,565
Marketable debt securities				556,760
Total				$592,325
The following table summarizes the contract maturities of the Company’s marketable debt securities as of June 30, 2026:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$333,146	$333,152
Mature within two years	109,403	108,535
Total	$442,549	$441,687
The Company did not record any allowance for credit losses on its marketable debt securities during the three and six months ended June 30, 2026 and 2025.
Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Zenas BioPharma, Inc.	$78,637	$112,502
	$78,637	$112,502
Net realized and unrealized gains (losses) on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations and comprehensive loss, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total gains (losses) recorded on marketable equity securities	$18,064	$4,967	$(33,865)	$5,908
Less: (losses) gains recorded on sale of marketable equity securities	—	(12)	—	5,380
Unrealized gains (losses) on securities held at the reporting date	$18,064	$4,979	$(33,865)	$528
The changes in unrealized gains (losses) for the three and six months ended June 30, 2026 were primarily attributable to the changes in fair value of the Company’s equity investment in Zenas BioPharma, Inc.
4. Fair Value Measurements
The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company’s valuation techniques and inputs used to measure fair value and the definition of the three levels (Level 1, Level 2, and Level 3) of the fair value hierarchy are disclosed in Note 1, Organization and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements of Part II, “Item 8. Consolidated Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2025.

The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of June 30, 2026 and December 31, 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	June 30, 2026
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$26,910	$26,910	$—	$—
Marketable debt securities:
Government securities	441,687	—	441,687	—
Marketable equity securities	78,637	78,637	—	—
Total financial assets	$547,234	$105,547	$441,687	$—

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,565	$35,565	$—	$—
Marketable debt securities:
Corporate securities	11,968	—	11,968	—
Government securities	544,792	—	544,792	—
Marketable equity securities	112,502	112,502	—	—
Total financial assets	$704,827	$148,067	$556,760	$—
5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	June 30, 2026	December 31, 2025
	(in thousands)
Lab equipment	$43,954	$43,749
Computer, software and office equipment	2,064	2,003
Furniture and fixtures	128	128
Leasehold improvements	52,492	52,270
Construction in progress	7,168	6,630
Total gross carrying amount	105,806	104,780
Less: accumulated depreciation and amortization	(55,793)	(51,472)
Property and equipment, net	$50,013	$53,308
Depreciation and amortization expense for property and equipment for the three months ended June 30, 2026 and 2025 was $2.3 million and $2.4 million, respectively. Depreciation and amortization expense for property and equipment for the six months ended June 30, 2026 and 2025 was $4.6 million and $4.8 million, respectively.

Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	June 30, 2026	December 31, 2025
	(in thousands)
Patents	$10,826	$10,784
Licenses and other intangible assets	—	972
Total finite-lived assets	10,826	11,756
Indefinite-lived assets	3,057	4,147
Total gross carrying amount	13,883	15,903
Accumulated amortization	(7,359)	(7,518)
Total patents, licenses, and other intangible assets, net	$6,524	$8,385
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense was $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $0.4 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three and six months ended June 30, 2026, the Company recorded asset impairment charges of $0.8 million related to the discontinuation of development programs, as management determined the associated intangible assets were no longer expected to provide future economic benefit. During the three and six months ended June 30, 2025, the Company recorded asset impairment charges of $1.9 million and $6.7 million, respectively, following its decision to pause development of certain programs and prioritize other pipeline assets, resulting in a write-down of the associated patents to their estimated fair value.
The following table presents the estimated future amortization expense related to definite-lived assets as of June 30, 2026:

Amortization Expense
Year ending December 31,	(in thousands)
For the remainder of 2026	$120
2027	667
2028	555
2029	328
2030	305
2031 and thereafter	1,492
Total	$3,467
Accrued Expense
Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued R&D expenses	$19,595	$12,858
Accrued payroll and benefits	13,764	20,209
Other	3,087	1,893
Total accrued expenses	$36,446	$34,960

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
In March 2026, Alexion notified the Company that it did not believe additional U.S. royalties are owed and did not intend to make future payments for U.S. sales. Subsequent to June 30, 2026, the Company entered into a settlement agreement with Alexion. See Note 2 and 13 for additional information.
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
During the second quarter of 2026, cumulative royalties payable to OMERS reached the $29.3 million cumulative royalty cap under the Monjuvi Royalty Sale Agreement. Accordingly, $3.1 million of royalties earned during the three months ended June 30, 2026 were payable to OMERS and $0.8 million of royalties earned thereafter are retained by the Company.
The Company has evaluated the terms of both Ultomiris and Monjuvi Royalty Sale Agreements and concluded, in accordance with the relevant accounting guidance, that the Company accounted for both transactions as debt and the proceeds recorded as liabilities related to the sale of future royalties on its consolidated balance sheets.
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the liabilities related to the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions such as future sales forecasts and other significant events. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of June 30, 2026, the estimated effective interest rates were 19.0% and 18.5% for Ultomiris and Monjuvi Royalty Sale Agreements, respectively.

The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	June 30, 2026	December 31, 2025
	(in thousands)
Beginning balance	$119,749	$163,606
Royalties paid to OMERS	(26,902)	(75,778)
Non-cash interest expense recognized	12,048	31,921
Ending balance	$104,895	$119,749

Current liabilities	$27,358	$43,267
Long-term liabilities	77,537	76,482
Total	$104,895	$119,749
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
On August 5, 2024, Merus N.V. (“Merus”) filed a complaint in the District of Delaware alleging that the Company’s manufacture, use, offer for sale, sale and/or importation of common light chain antibodies and heterodimeric antibodies infringe certain claims of Merus patents. Merus asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286 and 11,926,859. Merus sought a judgment of patent infringement, an order enjoining the Company from infringing those patents, a damages award (together with interest), a declaration of willful infringement, and a finding that this case is exceptional. On October 10, 2024, the Company filed a motion to dismiss the Merus complaint with prejudice under Rule 12(b)(6), in which the Company argued that all of the activities accused of infringement are covered by the 35 U.S.C.§ 271(e)(1) safe harbor. On September 30, 2025, the Court granted the motion to dismiss Merus’ complaint, but permitted Merus to file an amended complaint. On November 11, 2025, Merus filed a first amended complaint, and asserted claims of U.S. Patent Nos. 9,944,695, 9,358,286, 11,926,859, and 12,123,043. On December 16, 2025, the Company filed a motion to dismiss the first amended complaint on the same grounds previously asserted. The Court held a hearing on the motion to dismiss on February 17, 2026.
On February 11, 2025, the Company filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Office’s Patent and Trial Appeal Board seeking a finding that certain claims of those patents are unpatentable. On September 26, 2025, the U.S. Patent and Trademark Appeal Board granted institution of the inter partes review.
The Company and Merus resolved these disputes. On July 7, 2026, Merus filed a voluntary dismissal with prejudice of their complaint in the District of Delaware, and the case was terminated on July 8, 2026. On July 7, 2026, the Company and Merus also filed a Joint Motion to Terminate the inter partes reviews, which were granted on July 9, 2026.
In connection with the settlement, the Company received a $7.0 million cash payment from Merus in July 2026.
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s consolidated balance sheets as of June 30, 2026 and December 31, 2025.
In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’

delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of June 30, 2026
Common Stock	$0.01	200,000,000	74,328,804	74,328,804
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2025
Common Stock	$0.01	200,000,000	71,871,975	71,871,975
Preferred Stock	$0.01	10,000,000	—	—
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
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (formerly, SVB Securities LLC) (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering would be issued pursuant to a prospectus supplement, which the Company would have to file before it can sell any ATM Shares in the ATM Offering. As of June 30, 2026, no shares have been issued under the Sales Agreement.
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
On December 18, 2025, the Company entered into a sublease agreement to sublease a portion of its space to a third party. The sublease term commenced on February 1, 2026 and expires on January 31, 2031. Sublease income is recognized on a straight-line basis over the sublease term and is recorded as other income in the consolidated statements of operations and comprehensive loss. The Company recognized sublease income of $0.4 million and $0.8 million during the three and six months ended June 30, 2026, respectively.
The Company continues to account for the head lease as an operating lease and remains primarily obligated under the original lease agreement. Future minimum sublease receipts as of June 30, 2026 are as follows:

Year	Amounts
(in thousands)
For the remainder of 2026	$914
2027	1,721
2028	1,772
2029	1,826
2030	1,880
2031 and thereafter	171
Total	$8,284
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
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	June 30, 2026	December 31, 2025
		(in thousands)
Operating lease assets	Right-of-use assets	$35,986	$37,592
Current operating lease liabilities	Lease liabilities	$3,917	$3,263
Non-current operating lease liabilities	Lease liabilities, net of current portion	$61,295	$64,735
The following table presents maturities of operating lease liabilities on an undiscounted basis as of June 30, 2026:

Year	Amounts
(in thousands)
For the remainder of 2026	$2,663
2027	9,759
2028	9,276
2029	9,531
2030	9,794
2031 and thereafter	48,436
Total	89,459
Less: Imputed interest	(24,247)
Total operating lease liabilities (includes current portion)	$65,212

The following table presents lease costs, supplemental cash flow and other information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$1,986	$1,852	$3,973	$3,733
Variable lease cost	301	135	607	443
Total lease costs	$2,287	$1,987	$4,580	$4,176

Cash paid for amounts included in the measurement of lease liabilities	$2,576	$1,714	$5,153	$3,428

			June 30,
			2026	2025
Weighted-average remaining lease term (in years)			8.9 years	9.9 years
Weighted-average discount rate (%)			7.0%	7.0%
10. Stock-Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). On June 12, 2025, the Company’s stockholders approved the amendment and restatement of the 2023 Plan, increasing the number of shares authorized for issuance thereunder by 3,000,000 shares. On June 16, 2026, the Company’s stockholders approved a subsequent amendment to the 2023 Plan, increasing the number of shares authorized for issuance thereunder by an additional 4,000,000 shares. As of June 30, 2026, the total number of shares of common stock reserved for issuance under the 2023 Plan is 23,135,269.
In addition, the Company’s Board and stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective on December 5, 2013. As of June 30, 2026, the total number of shares of common stock available for issuance under the ESPP is 739,190.
The following table presents a summary of awards outstanding:

	June 30, 2026
	2013 Plan	2023 Plan	Total
Stock options	8,200,324	6,768,224	14,968,548
RSUs	—	2,324,382	2,324,382
	8,200,324	9,092,606	17,292,930
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative	$4,512	$4,342	$8,995	$9,273
Research and development	4,680	6,395	9,758	13,677
	$9,192	$10,737	$18,753	$22,950

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	$4,953	$5,658	$9,965	$12,311
RSUs	4,008	4,881	8,303	10,193
ESPP	231	198	485	446
	$9,192	$10,737	$18,753	$22,950
Stock Option Awards
The following table presents a summary of the stock option activity for the six months ended June 30, 2026:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	12,956,592	$26.93	5.6	$5,156
Granted	2,716,094	12.35
Exercised	(80,897)	12.17
Forfeited	(623,241)	25.00
Outstanding at June 30, 2026	14,968,548	$24.45	6.0	$16,297
Exercisable at June 30, 2026	9,926,176	$29.17	4.5	$2,342
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three and six months ended June 30, 2026 was $0 and $0.1 million, respectively. The total intrinsic value of the options exercised during the three and six months ended June 30, 2025 was $0 and $0.5 million, respectively.
As of June 30, 2026, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $39.1 million will be recognized in the Company’s results of operations over a weighted average period of 2.5 years.
The per share weighted average grant date fair values of the stock options granted in the period are $6.96 and $7.01 for the three and six months ended June 30, 2026, respectively, and $5.00 and $7.31 for the three and six months ended June 30, 2025, respectively. The following table provides the weighted-average assumptions used in the calculation of grant date per share fair values of these stock options based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years) (1)	6.2	6.3	6.5	6.4
Expected volatility (2)	54.0%	51.2%	54.4%	50.9%
Risk-free interest rate (3)	4.2%	4.1%	3.8%	4.1%
Expected dividend yield (4)	—%	—%	—%	—%
Underlying stock price	$12.35	$9.19	$12.35	$13.39
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.
(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2025	1,981,345	$18.01
Granted	1,394,881	12.32
Vested	(909,655)	19.80
Forfeited	(142,189)	15.29
Outstanding as of June 30, 2026	2,324,382	$13.94
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date.
As of June 30, 2026, there was $26.7 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026(1)	2025	2026	2025
Expected term (in years)	—	0.5 - 2.0	0.5	0.5 - 2.0
Expected volatility	—%	43.0% - 73.3%	66.2%	43.0% - 73.3%
Risk-free interest rate	—%	4.2% - 5.4%	3.6%	4.2% - 5.4%
Expected dividend yield	—%	—%	—%	—%
(1) There were no ESPP grants during the three months ended June 30, 2026
As of June 30, 2026, there was no unrecognized pre-tax compensation expense for all outstanding shares issued under the Company’s ESPP.
11. Net Loss Per Share
The following table presents the computation of basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Numerator:
Net loss attributable to Xencor, Inc.	$(21,729)	$(30,825)	$(150,645)	$(79,243)
Denominator:
Weighted-average basic shares outstanding	75,859	74,279	75,555	73,975
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares outstanding	75,859	74,279	75,555	73,975

Basic and diluted net loss per share	$(0.29)	$(0.41)	$(1.99)	$(1.07)
All outstanding options and RSUs as of June 30, 2026 and 2025 were excluded from the calculation of diluted net loss per share because to include them would be anti-dilutive.

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
The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss including noncontrolling interest as computed under U.S. GAAP in the consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
License	$—	$—	$100	$—
Milestone	10,000	25,000	10,000	39,500
Royalties	41,221	18,608	45,637	36,840
Total revenues	51,221	43,608	55,737	76,340
Less:
Research and development:
XmAb942 (Xtend TL1A)	(14,395)	(2,963)	(21,806)	(5,365)
XmAb819 (ENPP3 x CD3)	(8,090)	(6,338)	(16,946)	(11,148)
XmAb412 (TL1A x IL-23p19)	(2,918)	(1,275)	(10,056)	(1,275)
XmAb541 (CLDN6 x CD3)	(5,230)	(2,834)	(8,526)	(4,975)
XmAb657 (CD19 x CD3)	(1,544)	(5,778)	(2,413)	(10,177)
Plamotamab (CD20 x CD3)	(712)	(2,095)	(1,029)	(3,641)
XmAb808 (B7-H3 x CD28)	(199)	(1,679)	347	(3,875)
Other programs including research and early stage	(8,930)	(5,509)	(14,016)	(7,601)
Wind down costs of terminated programs	(470)	(3,113)	(1,615)	(10,768)
Internal research and development expenses	(24,737)	(23,686)	(50,756)	(47,741)
Research and development stock based compensation	(4,680)	(6,395)	(9,758)	(13,677)
General and administrative	(16,384)	(15,115)	(34,093)	(32,452)
Other income (expense), net (1)	15,149	2,097	(35,625)	(2,985)
Income tax benefit (expense)	190	250	(90)	(117)
Net loss including noncontrolling interest	$(21,729)	$(30,825)	$(150,645)	$(79,457)
(1) Other income (expense), net includes interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
For the three and six months ended June 30, 2026 and 2025, the Company’s total revenues were derived from collaboration and licensing agreements and were reported within the Company’s single operating segment. Revenues are attributed to geographic areas based on the location of the Company’s customers. For the three and six months ended June 30, 2026 and 2025, substantially all of the Company’s revenues were generated from customers located in the United States, and substantially all of the Company’s long-lived assets were located in the United States. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
13. Subsequent Events
On July 29, 2026, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with Alexion, resolving a commercial dispute regarding U.S. royalties on Ultomiris® (ravulizumab-cwvz).

As previously disclosed, in March 2026, Alexion notified the Company of its position that no additional royalties were owed on U.S. sales of Ultomiris and that it did not intend to make further payments related to U.S. sales. The Settlement Agreement fully and finally resolves this dispute.
Pursuant to the Settlement Agreement, the Company will receive an aggregate of $105.0 million from Alexion, payable in two equal installments of $52.5 million: the first payment is anticipated to be received in August 2026, and the second payment is due following the one-year anniversary of the date of the Settlement Agreement. Following the settlement, Alexion has no further obligation to pay royalties on U.S. sales of Ultomiris. The Settlement Agreement does not affect the Company’s right to receive royalties on ex-U.S. sales of Ultomiris under the existing terms of the Alexion Agreement, as amended.
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
Wholly Owned Clinical-Stage XmAb Drug Candidates
We are currently enrolling seven clinical studies to evaluate our XmAb drug candidates for patients with many different types of serious diseases.
Oncology Programs
XmAb819 (ENPP3 x CD3): XmAb819 is a novel, potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody in development for patients with clear cell renal cell carcinoma (ccRCC) and additional ENPP3+ tumors. XmAb819 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing ENPP3. ENPP3 is differentially expressed with high level expression in several tumor types and low level expression on normal tissues. With two tumor-antigen binding domains and one T-cell binding domain, our XmAb 2+1 format is designed to enable antibodies to bind more avidly and selectively kill tumor cells with higher antigen density, potentially sparing normal cells. We are conducting a Phase 1 study to evaluate XmAb819 in patients with ENPP3+ tumors. Currently, expansion cohorts are evaluating intravenous doses to support selection of a dose for the planned Phase 3 pivotal study for patients with advanced ccRCC; dose escalation of subcutaneous administration in advanced ccRCC is ongoing; a sub-study for patients with ENPP3+ advanced colorectal cancer (CRC), non-small cell lung cancer (NSCLC) and papillary renal cell carcinoma (pRCC) began enrollment in the second quarter of 2026, and a sub-study for patients with intermediate- or poor-risk advanced ccRCC who have progressed after front-line immuno-oncology (IO) doublet therapy is planned to open for enrollment in the third quarter of 2026.
XmAb541 (CLDN6 x CD3) + XmAb808 (B7-H3 x CD28): XmAb541 and XmAb808 are being evaluated in Phase 1 clinical development for T-cell engagement of CLDN6-expressing tumors, including high-grade serous ovarian cancer. Together, XmAb541 and XmAb808 are intended to provide tumor-targeted T-cell activation and co-stimulation.
XmAb541 is a novel, potential first-in-class, tumor-targeted, T-cell engaging XmAb 2+1 bispecific antibody. The XmAb 2+1 multivalent format used in XmAb541 is intended to enable greater selectivity for CLDN6 over similar claudin family members, such as CLDN9, CLDN3 and CLDN4, and XmAb541 is designed to engage the immune system and activate T cells for highly potent and targeted lysis of tumor cells expressing CLDN6.
XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that binds to the broadly expressed tumor antigen B7-H3 and is also constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation when the antibodies are bound to tumor cells.
At the American Association for Cancer Research Annual Meeting in April 2026, we presented data demonstrating co-expression of CLDN6 and B7-H3 on high-grade serous ovarian carcinoma cells. Preclinical testing demonstrated that XmAb808 promoted durable T-cell-directed killing of cancer cells with XmAb541, enhanced XmAb541-induced killing by exhausted T cells and enhanced the anti-tumor activity of XmAb541. CLDN6 and B7-H3 have low expression overlap on normal tissues, potentially localizing T-cell co-stimulation to tumor cells, which supports the continued clinical evaluation of the XmAb541 and XmAb808 combination in patients with CLDN6-expressing tumors.
XmAb541 (CLDN6 x CD3): We have prioritized the development of XmAb541 in combination with XmAb808. XmAb541 monotherapy expansion cohorts at the putative recommended Phase 3 dose (RP3D) of 60 mg dosed every 3 weeks in high-grade serous ovarian carcinoma (TPS≥50) and germ cell tumors are expected to complete enrollment by year end, with the data intended to support further combination development with XmAb808.
Emerging clinical data from XmAb541 monotherapy support evaluation of XmAb541 in combination with XmAb808. At the putative RP3D, clinical activity has been observed in heavily pretreated patients, with an approximate overall response rate of 14% in patients with ovarian cancer and an approximate overall response rate of 28% in patients with germ cell tumors. Potential additional anti-tumor activity was observed at doses above 60 mg; however, reversible hearing impairment limited XmAb541 exposure due to the frequency of dose interruptions and dose reductions at those higher dose levels. Hearing impairment is potentially on-target for CLDN6, which is expressed on cochlear hair cells.
The safety profile of XmAb541 monotherapy at the putative RP3D supports further clinical evaluation, including future outpatient administration. Cytokine release syndrome (CRS) has been low grade and no cases of Grade ≥3 CRS were reported at any dose level. At the putative RP3D, Grade 1 CRS was reported in approximately 14% of patients, and Grade 2 CRS was reported in approximately 17%. No other clinically significant safety signals have been observed. Based on monotherapy data, in July 2026 the U.S. Food and Drug Administration granted Fast Track designation to XmAb541 for the treatment of patients with germ cell tumors who have relapsed following two or more lines of platinum therapy or were refractory to prior platinum therapy.
Autoimmune Disease Programs
XmAb942 (Xtend TL1A): XmAb942 is a high-potency, extended half-life, investigational anti-TL1A antibody in clinical development for patients with inflammatory bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease (CD). The first generation of anti-TL1A antibodies, designed to block the interaction between the DR3 receptor and its ligand TL1A, have reduced disease activity in patients with UC and CD in multiple clinical studies. We announced final results from a Phase 1 dose-escalation study in healthy participants at Digestive Disease Week (DDW) in May 2026. The results indicate that XmAb942 was well tolerated. Pharmacokinetic analysis of the single dose cohorts estimated a human half-life of 74.1 days, which supports a 12-week dosing interval during maintenance treatment. We initiated a Phase 2b study of XmAb942 in UC, the XENITH-UC Study, in the third quarter of 2025. XENITH-UC is a randomized, double-blind, placebo-controlled trial in patients with moderate-to-severe UC, whose disease has progressed after at least one conventional or advanced therapy.
XmAb412 (TL1A x IL-23p19): XmAb412 is a novel bispecific antibody using the XenLock™ platform for dual targeting of inflammatory pathways in autoimmune and inflammatory disease. We presented preclinical characterization of XmAb412 at DDW in May 2026. XmAb412 robustly suppresses both TL1A and IL-23 inflammatory pathways and is predicted from preclinical pharmacokinetic data to have a human half-life between 60 and 70 days. XmAb412 supports high-concentration, low viscosity and citrate-free formulation suitable for subcutaneous dosing. We initiated a first-in-human study of XmAb412 in the third quarter of 2026.
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
XmAb657 (CD19 x CD3): XmAb657 is a potent, potentially long-acting CD19 x CD3 bispecific antibody, utilizing the XmAb 2+1 bispecific antibody format and Xtend Fc technology. In non-human primate studies, a single dose of

XmAb657 deeply reduced B cells by over 99.98% in the peripheral compartment, bone marrow and lymph nodes, which was sustained for at least 42 days. Half-life in non-human primates was estimated to be 15 days, which indicates a potential for durable B-cell depletion in human clinical studies. XmAb657 was well tolerated preclinically, with no clinical signs of cytokine release syndrome. XmAb657 is in development for patients with idiopathic inflammatory myopathies (IIM), systemic sclerosis (SSc) and Sjögren's disease. We are conducting a first-in-human, Phase 1 study to evaluate XmAb657 in healthy volunteers and patients with IIM, SSc and Sjögren's disease.
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
Incyte: The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody containing an XmAb Fc domain for improved cytotoxic potency and indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL), including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In December 2024, Incyte announced positive full results from the pivotal study of tafasitamab in combination with lenalidomide and rituximab in relapsed or refractory follicular lymphoma (FL) and submitted a supplemental Biologics License Application (“sBLA”), which was accepted in February 2025. In June 2025, the FDA approved Monjuvi in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory FL. Incyte has also announced positive results from a pivotal study of Monjuvi as a first-line treatment for DLBCL, and Incyte’s global regulatory submissions for Monjuvi/Minjuvi as a treatment for patients with newly diagnosed DLBCL were accepted for review in the second quarter of 2026. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi® in Europe and Canada. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. In February 2024, Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. Monjuvi® and Minjuvi® are registered trademarks of Incyte.
Zenas: Zenas is advancing obexelimab, an antibody that targets CD19 with its variable domain, for the treatment of patients with autoimmune diseases. Obexelimab uses an XmAb Fc domain that was designed to inhibit the function of B cells, an important component of the immune system. Obexelimab was created and initially developed by us and was licensed to Zenas in November 2021. Zenas’ partner, Bristol Myers Squibb, holds exclusive development and commercialization rights for obexelimab in Japan, South Korea, Taiwan, Hong Kong, Singapore, and Australia.
In January 2026, Zenas announced positive results from the Phase 3 INDIGO trial of obexelimab in patients with immunoglobulin G4-related disease (IgG4-RD), in which the primary endpoint was met. Zenas announced that it submitted a BLA to the FDA for the treatment of IgG4-RD in May 2026 and anticipates submitting a Marketing Authorization Application to the European Medicines Agency in the second half of 2026. Zenas is also conducting a Phase 2 study of obexelimab in patients with systemic lupus erythematosus and has reported positive results from the Phase 2 MoonStone trial of obexelimab in patients with relapsing multiple sclerosis, in which the primary endpoint was met. As of June 30, 2026, we own 3,098,380 shares of common stock in Zenas.
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
Refer to Part I, Item 1, Note 2, Collaboration and Licensing Agreements and Note 13, Subsequent Events of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.
RESULTS OF OPERATIONS
The following table summarizes our results of operations for the following periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)
Revenues:
License	$—	$—	$—	$100	$—	$100
Milestone	10,000	25,000	(15,000)	10,000	39,500	(29,500)
Royalties	41,221	18,608	22,613	45,637	36,840	8,797
Total revenues	51,221	43,608	7,613	55,737	76,340	(20,603)
Operating expenses:
Research and development	71,905	61,665	10,240	136,574	120,243	16,331
General and administrative	16,384	15,115	1,269	34,093	32,452	1,641
Total operating expenses	88,289	76,780	11,509	170,667	152,695	17,972
Operating loss	(37,068)	(33,172)	(3,896)	(114,930)	(76,355)	(38,575)
Other income (expense), net(1)	15,149	2,097	13,052	(35,625)	(2,985)	(32,640)
Loss before income tax expense (benefit) and noncontrolling interest	$(21,919)	$(31,075)	$9,156	$(150,555)	$(79,340)	$(71,215)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
Revenues
Total revenue increased by $7.6 million for the three months ended June 30, 2026 and decreased by $20.6 million for the six months ended June 30, 2026, compared to the corresponding periods in 2025. The change was primarily driven by the revenue recognition associated with Alexion and Incyte license agreements as discussed below. See Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
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
On December 9, 2025, a new patent related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States. On March 4, 2026, Alexion informed us that it had taken the position that it did not owe additional royalties for U.S. sales of Ultomiris and did not intend to make future payments for sales in the U.S. under the parties’ agreement. We disputed this position and, subsequent to June 30, 2026, entered into a settlement agreement with Alexion. See Note 13 for additional information.
In the first quarter of 2026, we evaluated the effect of Alexion’s notice, including the variable consideration constraint and the sales‑ and usage‑based royalty guidance applicable to licenses of intellectual property. We concluded that royalties on disputed U.S. sales should be constrained to zero until the uncertainty was resolved. Accordingly, we recorded a reduction of $6.6 million to royalty revenue recorded in 2025 and a corresponding reduction to the related receivable in the first quarter of 2026. There was no cash impact from this entry in the period. Recognition of undisputed ex‑U.S. royalties was unaffected and continues in accordance with ASC Topic 606’s sales‑ and usage‑based royalty guidance.
On July 29, 2026, we entered into a settlement agreement with Alexion, which resolved the uncertainty over the variable consideration earned related to U.S. Ultomiris royalties. As a result, we recognized $27.6 million of royalty revenue during the three and six months ended June 30, 2026, related to our royalty rights for U.S. Ultomiris sales from the period of dispute through June 30, 2026.
Under the Alexion Agreement, we recognized $37.3 million and $16.8 million of royalty revenue during the three months ended June 30, 2026 and 2025, respectively, and $38.8 million and $32.3 million during the six months ended June 30, 2026 and 2025, respectively.
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
During the second quarter of 2026, cumulative royalties payable to OMERS reached the $29.3 million maximum under the Monjuvi Royalty Sale Agreement. Under the MorphoSys Agreement, we recognized royalty revenue of $3.9 million and $6.8 million during the three and six months ended June 30, 2026, respectively, consisting of $3.1 million of non-cash royalty revenue and $0.8 million of royalties payable directly to us, compared to non-cash royalty revenue of $1.8 million and $4.5 million during the three and six months ended June 30, 2025, respectively.
Zenas: In November 2020, we entered into a License Agreement (the “Zenas Agreement”) with Zenas, pursuant to which we granted Zenas exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates. In November 2021, we entered into a second license agreement (the “Second Zenas Agreement”), pursuant to which we granted Zenas exclusive worldwide rights to develop and commercialize obexelimab (XmAb5871). We satisfied our performance obligations under the Zenas agreements in 2021.
In May 2026, Zenas submitted a BLA to the FDA for obexelimab in IgG4-RD, which triggered a $10.0 million milestone payment to us under the Zenas Agreement that we received during the second quarter of 2026.
Vir Bio: In 2019, we entered into a Patent License Agreement (the “Vir Bio Agreement”) with Vir Bio, granting a non-exclusive license to its Xtend technology for up to two targets, including tobevibart. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to us, which was paid in the second quarter of 2025.
We recognized nominal amounts of royalty revenue for the three and six months ended June 30, 2026 and 2025.
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
The following tables summarize our research and development expenses for the following periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
External R&D expenses per program:
XmAb942 (Xtend TL1A)	$14,395	$2,963	$21,806	$5,365
XmAb819 (ENPP3 x CD3)	8,090	6,338	16,946	11,148
XmAb412 (TL1A x IL-23p19)	2,918	1,275	10,056	1,275
XmAb541 (CLDN6 x CD3)	5,230	2,834	8,526	4,975
XmAb657 (CD19 x CD3)	1,544	5,778	2,413	10,177
Plamotamab (CD20 x CD3)	712	2,095	1,029	3,641
XmAb808 (B7-H3 x CD28)	199	1,679	(347)	3,875
Other programs including research and early stage	8,930	5,509	14,016	7,601
Wind down costs of terminated programs	470	3,113	1,615	10,768
Total external R&D expenses	$42,488	$31,584	$76,060	$58,825
Internal research and development expenses	24,737	23,686	50,756	47,741
Stock based compensation	4,680	6,395	9,758	13,677
Total R&D expenses	$71,905	$61,665	$136,574	$120,243
R&D expenses increased by $10.2 million and $16.3 million for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025. The increase was primarily driven by higher external and internal costs incurred associated with the programs listed above, which are aligned with our strategic research and development priorities, partially offset by lower stock-based compensation expense in the current period. R&D expenses may fluctuate from period to period depending on the timing, progress, and level of activity of each program.
General and Administrative Expenses
General and administrative expenses consist of salaries, stock compensation, professional services related to legal, audit, consulting, patent filings, business insurance and technology expenses, facilities, and depreciation and amortization. General and administrative expenses for the three and six months ended June 30, 2026 remained relatively consistent with the same period in 2025.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income and expense, gains and losses on marketable equity securities, and asset impairment charges. Other income increased by $13.1 million and other expense increased by $32.6 million for the three and six months ended June 30, 2026, respectively, compared to the same period in 2025.
The changes were primarily driven by unrealized gains and losses recognized on our investment in Zenas.
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

On July 29, 2026, we entered into Settlement Agreement with Alexion with respect to a commercial dispute related to U.S. royalties on Ultomiris. Pursuant to the Settlement Agreement, we will receive an aggregate of $105.0 million from Alexion, payable in two equal installments of $52.5 million: the first payment is anticipated to be received in August 2026, and the second payment is due following the one-year anniversary of the date of the Settlement Agreement. Following the settlement, Alexion has no further obligation to pay royalties on U.S. sales of Ultomiris. The Settlement Agreement does not affect the Company’s right to receive royalties on ex-U.S. sales of Ultomiris under the existing terms of the Alexion Agreement, as amended.
As of June 30, 2026, we had $486.4 million of cash, cash equivalents, and marketable debt securities compared to $610.8 million as of December 31, 2025.
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
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Cash Flow from:
Operating activities	$(123,286)	$(52,589)	$(70,697)
Investing activities	111,797	54,144	57,653
Financing activities	1,981	1,911	70
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(9,508)	$3,466	$(12,974)
During the six months ended June 30, 2026, cash flow used in operating activities was $123.3 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. The change was primarily driven by lower milestone receipts in 2026, as the prior year period included higher milestone collections, as well as higher operating expenditures in 2026 related to ongoing business activities. Cash provided by investing activities amounted to $111.8 million, primarily reflecting proceeds of $185.6 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $72.7 million. Cash provided by financing activities of $2.0 million was primarily related to cash received from stock option exercises and ESPP purchases.
During the six months ended June 30, 2025, cash flow used in operating activities was $52.6 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. Cash provided by investing activities amounted to $54.1 million, primarily reflecting proceeds of $232.8 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $176.8 million. Cash provided by financing activities of $1.9 million was primarily related to cash received from stock option exercises, offset by payment to acquire noncontrolling interest.

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and six months ended June 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings are set forth in the Company’s financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated herein by reference. See Note 7 — Commitments and Contingencies of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements.”
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Plans
During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a trading arrangement, including a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), except as set forth in the following table:

Name	Title	Adoption Date	Termination Date	Duration(1)	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement
John R. Desjarlais	Chief Scientific Officer	6/1/2026	6/23/2026	2/12/2027	41,883
(1) The trading arrangement permitted transactions through and including the earlier to occur of (a) the date that all shares subject to the trading arrangement have been sold and (b) the date listed in the table. However, this trading arrangement was subsequently terminated on June 23, 2026 prior to the sale of any shares.

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.1	Executive Severance Policy, dated April 23, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 27, 2026).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101*
The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 30, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

Dated: August 5, 2026	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2026	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)