Form 10-Q
period 2026-09-30
Xencor Inc
filed 2026-11-04
CIK 1326732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2026
Common stock, par value $0.01 per share	75,039,689

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
•the timing or success of our ongoing and planned clinical trials;
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
•the rate and degree of market acceptance and clinical utility of our product candidates;
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to predict accurately, and many of which are beyond our control. As such, our actual results and timing of certain events may differ materially from the results discussed, projected, anticipated or indicated in any forward-looking statements. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and cash flows may differ materially. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking information. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. Except as may be required by law, we disclaim any intent to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Xencor, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,622	$54,073
Marketable debt securities	318,487	381,158
Marketable equity securities	26,970	112,502
Accounts receivable	64,837	29,299
Prepaid expenses and other current assets	28,744	22,789
Total current assets	498,660	599,821
Restricted cash and cash equivalents	3,193	289
Marketable debt securities - long term	177,581	175,602
Property and equipment, net	49,783	53,308
Right-of-use assets	35,739	37,592
Patents, licenses, and other intangible assets, net	5,051	8,385
Other assets	498	498
Total assets	$770,505	$875,495
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,647	$10,828
Accrued expenses	41,011	34,960
Income tax payable	1,150	3,589
Lease liabilities	4,325	3,263
Liabilities related to the sales of future royalties	23,133	43,267
Total current liabilities	76,266	95,907
Long-term tax liabilities	883	2,784
Lease liabilities, net of current portion	60,842	64,735
Liabilities related to the sales of future royalties, net of current portion	71,927	76,482
Other liabilities	152	—
Total liabilities	210,070	239,908
Commitments and contingencies
Noncontrolling interest and stockholders’ equity
Common stock, $0.01 par value: Authorized 200,000 shares Issued and outstanding 74,763 and 71,872 shares at September 30, 2026 and December 31, 2025, respectively	748	718
Additional paid-in capital	1,469,380	1,429,252
Accumulated other comprehensive (loss) income	(2,525)	1,576
Accumulated deficit	(907,168)	(795,959)
Total stockholders’ equity attributable to Xencor, Inc.	560,435	635,587
Noncontrolling interest	—	—
Total noncontrolling interest and stockholders’ equity	560,435	635,587
Total liabilities and stockholders’ equity	$770,505	$875,495
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Collaborations, milestones, and royalties	$116,520	$20,999	$172,257	$97,339
Operating expenses:
Research and development	84,297	54,367	220,871	174,610
General and administrative	9,359	14,151	43,452	46,603
Total operating expenses	93,656	68,518	264,323	221,213
Operating income (loss)	22,864	(47,519)	(92,066)	(123,874)

Other income (expense):
Interest income	4,897	6,538	15,156	21,324
Interest expense	(4,114)	(7,665)	(16,166)	(24,573)
Gains (losses) on equity securities, net	15,201	44,201	(18,664)	50,109
Asset impairment charges	—	(1,565)	(797)	(8,288)
Other, net	413	(17)	1,243	(65)
Total other income (expense)	16,397	41,492	(19,228)	38,507

Income (loss) before income tax (benefit) expense and noncontrolling interest	39,261	(6,027)	(111,294)	(85,367)
Income tax (benefit) expense	(175)	—	(85)	117
Net income (loss) including noncontrolling interest	39,436	(6,027)	(111,209)	(85,484)
Net loss attributable to noncontrolling interest	—	—	—	(214)
Net income (loss) attributable to Xencor, Inc.	$39,436	$(6,027)	$(111,209)	$(85,270)

Net income (loss) per share attributable to Xencor, Inc.:
Basic	$0.52	$(0.08)	$(1.47)	$(1.15)
Diluted	$0.50	$(0.08)	$(1.47)	$(1.15)

Weighted-average shares used in calculating net income (loss) per share:
Basic	76,215	74,413	75,777	74,122
Diluted	78,353	74,413	75,777	74,122

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on marketable debt securities	(1,653)	900	(4,101)	1,821
Comprehensive income (loss)	$37,783	$(5,127)	$(115,310)	$(83,663)
Less: comprehensive loss attributable to the noncontrolling interest	—	—	—	(214)
Comprehensive income (loss) attributable to Xencor, Inc.	$37,783	$(5,127)	$(115,310)	$(83,449)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2025	71,872	$718	$1,429,252	$1,576	$(795,959)	$—	$635,587
Stock-based compensation	—	—	9,561	—	—	—	9,561
Exercise of stock options	77	1	949	—	—	—	950
Issuance of restricted stock units	727	7	(7)	—	—	—	—
Exercise of pre-funded warrants	1,388	15	(15)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(1,549)	—	—	(1,549)
Net loss	—	—	—	—	(128,916)	—	(128,916)
Balance at March 31, 2026	74,064	$741	$1,439,740	$27	$(924,875)	$—	$515,633
Stock-based compensation	—	—	9,192	—	—	—	9,192
Exercise of stock options	4	—	35	—	—	—	35
Issuance of common stock under the Employee Stock Purchase Plan	78	1	995	—	—	—	996
Issuance of restricted stock units	182	2	(2)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(899)	—	—	(899)
Net loss	—	—	—	—	(21,729)	—	(21,729)
Balance at June 30, 2026	74,329	$744	$1,449,960	$(872)	$(946,604)	$—	$503,228
Stock-based compensation	—	—	9,433	—	—	—	9,433
Exercise of stock options, net of shares surrendered	405	4	9,987	—	—	—	9,991
Issuance of restricted stock units	29	—	—	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(1,653)	—	—	(1,653)
Net income	—	—	—	—	39,436	—	39,436
Balance at September 30, 2026	74,763	$748	$1,469,380	$(2,525)	$(907,168)	$—	$560,435

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount
Balance at December 31, 2024	70,256	$703	$1,381,607	$(663)	$(704,036)	$(3,585)	$674,026
Stock-based compensation	—	—	12,213	—	—	—	12,213
Exercise of stock options	189	2	2,972	—	—	—	2,974
Issuance of restricted stock units	691	7	(7)	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	1,018	—	—	1,018
Purchase of noncontrolling interest	—	—	(5,524)	—	—	3,799	(1,725)
Net loss	—	—	—	—	(48,418)	(214)	(48,632)
Balance at March 31, 2025	71,136	$712	$1,391,261	$355	$(752,454)	$—	$639,874
Stock-based compensation	—	—	10,737	—	—	—	10,737
Issuance of common stock under the Employee Stock Purchase Plan	80	1	661	—	—	—	662
Issuance of restricted stock units	81	1	(1)	—	—	—	—
Net unrealized loss on marketable debt securities	—	—	—	(97)	—	—	(97)
Net loss	—	—	—	—	(30,825)	—	(30,825)
Balance at June 30, 2025	71,297	$714	$1,402,658	$258	$(783,279)	$—	$620,351
Stock-based compensation	—	—	10,092	—	—	—	10,092
Issuance of restricted stock units	46	—	—	—	—	—	—
Net unrealized gain on marketable debt securities	—	—	—	900	—	—	900
Net loss	—	—	—	—	(6,027)	—	(6,027)
Balance at September 30, 2025	71,343	$714	$1,412,750	$1,158	$(789,306)	$—	$625,316
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(111,209)	$(85,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,245	7,935
Accretion of discount on marketable debt securities, net	(88)	(3,141)
Stock-based compensation	28,186	33,042
Loss (gain) on sale of marketable securities, net	9,326	(4,973)
Change in fair value of marketable equity securities	9,340	(45,136)
Asset impairment charges	797	8,288
Non-cash royalty revenue related to the sale of future royalties	(23,366)	(57,828)
Non-cash interest expense on liabilities related to the sale of future royalties, net	13,719	24,569
Changes in operating assets and liabilities:
Accounts receivable	(49,745)	34,532
Prepaid expenses and other assets	(2,824)	8,761
Accounts payable	(4,409)	(5,644)
Accrued expenses	6,051	6,854
Operating lease, net	(978)	890
Other assets and liabilities, net	(2,689)	(6,071)
Net cash used in operating activities	(120,644)	(83,406)

Cash flows from investing activities
Purchase of marketable debt securities	(217,415)	(261,045)
Purchase of property and equipment	(2,952)	(2,010)
Proceeds from sales of marketable equity securities	66,868	13,778
Proceeds from sales of marketable debt securities	30,658	—
Proceeds from maturities of marketable debt securities	241,966	318,089
Net cash provided by investing activities	119,125	68,812

Cash flows from financing activities
Proceeds from the exercises of stock options	10,976	2,974
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	996	662
Cash paid to acquire noncontrolling interest	—	(1,725)
Net cash provided by financing activities	11,972	1,911

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	10,453	(12,683)
Cash, cash equivalents, and restricted cash and cash equivalents, beginning of period	54,362	41,262
Cash, cash equivalents, and restricted cash and cash equivalents, end of period	$64,815	$28,579

Supplemental disclosure of cash flow information
Interest paid	$1	$4
Income taxes (refunded) paid:
Federal	$(2,139)	$7,359
State	4,249	—
Foreign	180	—
Total	$2,290	$7,359
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Xencor, Inc.
Notes to Consolidated Financial Statements
(unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Xencor, Inc. (the “Company”) was incorporated in California in 1997 and reincorporated in Delaware in September 2004. The Company is a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, with an emphasis on addressing unmet medical needs. The Company uses its protein engineering capabilities to design new technologies and XmAb® drug candidates with improved properties. The Company advances these candidates into clinical-stage development, where the Company is conducting Phase 1 and Phase 2 studies for a broad portfolio of programs. Based on the results of these studies, the Company determines which programs to advance into later stages of development and potentially commercialization, which to partner in order to access complementary resources to optimize development, and which to discontinue.
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
Certain note disclosures that are normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as they are not required for interim reporting purposes. Readers are urged to review the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more complete descriptions and discussions. Operating results and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
Gale Therapeutics Inc. (“Gale”)
The interim consolidated financial statements for the nine months ended September 30, 2025 included the accounts of the Company and Gale, a variable interest entity for which the Company was the primary beneficiary. Up through January 20, 2025, the Company owned or was exposed to less than 100% of the economics, and accordingly, the Company recorded net loss attributable to noncontrolling interests in its consolidated statements of operations and comprehensive income (loss) equal to the percentage of the economic or ownership interests retained in such entity by the respective noncontrolling party. Effective January 20, 2025, the Company obtained 100% of the economic interests in Gale and no longer recognized a noncontrolling interest in its consolidated financial statements.
Effective April 29, 2025, Gale was merged into the Company in a transaction between entities under common control. The Company completed a common-control transfer of assets and liabilities with Gale. The assets and liabilities were recognized at historical carrying amounts; no fair value measurement was applied. This transaction did not result in a change in reporting entity.
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$59,622	$28,291
Restricted cash equivalents included in prepaid expenses and other current assets	2,000	—
Restricted cash and cash equivalents	3,193	288
Total	$64,815	$28,579
Income Tax
The Company recorded an income tax benefit of $0.2 million and $0.1 million for the three and nine months ended September 30, 2026, respectively. The Company recorded an income tax expense of $0 and $0.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company’s deferred income tax assets, consisting primarily of capitalized R&D under IRC Section 174, net operating loss and research and development tax credit carryforwards, have been fully offset by a valuation allowance.
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
2. Collaboration and Licensing Agreements
The following table provides a summary of revenue recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Alexion	$83,540	$18,703	$122,338	$50,996
Astellas	25,000	—	25,000	—
Incyte	5,480	2,295	12,319	44,332
Vir Bio	—	1	—	2,011
Zenas	2,500	—	12,500	—
Other (2)	—	—	100	—
Total (1)	$116,520	$20,999	$172,257	$97,339
(1) As of September 30, 2026, there was no deferred revenue related to the agreements the Company entered into with the parties listed above.
(2) On February 26, 2026, the Company entered into a Fourth Amendment to its License Agreement with INmune Bio, Inc. (“INmune”), under which INmune agreed to pay a one-time, non-refundable, non-creditable fee of $0.1 million for an extension of its diligence obligations. The Company received the fee in the first quarter of 2026.
The following table presents a disaggregation of revenue recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
License	$—	$—	$100	$—
Milestone	29,000	—	39,000	39,500
Royalties	87,520	20,999	133,157	57,839
Total	$116,520	$20,999	$172,257	$97,339

The following table summarizes the balance of receivables and contract liabilities related to the Company’s collaboration and license agreements:

	September 30,	December 31,
	2026	2025
	(in thousands)
Receivables included in accounts receivable	$64,837	$29,299
Contract liabilities included in deferred revenue	$—	$—
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
On December 9, 2025, a patent term extension related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States. On March 4, 2026, Alexion informed the Company that it had taken the position that it did not owe additional royalties for U.S. sales of Ultomiris and did not intend to make future payments for sales in the U.S. under the parties’ agreement. The Company disputed this position.
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
On July 29, 2026, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with Alexion, fully resolving the dispute regarding U.S. royalties on Ultomiris. Pursuant to the Settlement Agreement, the Company is entitled to receive aggregate consideration of $105.0 million from Alexion, payable in two equal installments of $52.5 million. The first installment was received in August 2026, and the second installment is due within 14 days following the one-year anniversary of the Settlement Agreement. Following the settlement and full payment, Alexion has no further obligation to pay royalties on U.S. sales of Ultomiris. The Settlement Agreement does not affect the Company’s right to receive royalties on ex-U.S. sales of Ultomiris under the existing terms of the Alexion Agreement, as amended.
The Company recognized $27.6 million of the settlement consideration as royalty revenue during the second quarter of 2026 related to the Company’s royalty rights for U.S. Ultomiris sales through June 30, 2026. The remaining $77.4 million of settlement consideration, which related to the settlement of royalty rights for periods subsequent to June 30, 2026, was recognized as royalty revenue during the three months ended September 30, 2026, as the Company had no further performance obligations.
On November 3, 2023, the Company entered into a royalty sale agreement (the “Ultomiris Royalty Sale Agreement”) with OCM Life Sciences Portfolio LP (“OMERS”), under which OMERS acquired the rights to certain royalties associated with the existing license relating to Ultomiris. In connection with the Settlement Agreement, the Company is required to fund certain shortfalls in royalties otherwise payable to OMERS under the Ultomiris Royalty Sale Agreement. As of September 30, 2026, the Company had $5.0 million of restricted cash equivalents related to these obligations. See Note 6 for additional information regarding the Ultomiris Royalty Sale Agreement.
Under the Alexion Agreement, the Company recognized royalty revenue of $83.5 million and $18.7 million during the three months ended September 30, 2026 and 2025, respectively, and $122.3 million and $51.0 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company recorded $61.0 million and $19.7 million in accounts receivable based on estimated royalties due under the arrangement. $8.5 million and $19.7 million of these receivables will be paid directly to OMERS.

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
During the second quarter of 2026, cumulative royalties payable to OMERS reached the $29.3 million cumulative royalty cap under the Monjuvi Royalty Sale Agreement. Accordingly, all royalties earned after the cumulative royalty cap was reached revert to and are retained by the Company.
Under the MorphoSys Agreement, the Company recognized royalty revenue of $4.0 million and $10.8 million during the three and nine months ended September 30, 2026, respectively. Of the $10.8 million recognized during the nine months ended September 30, 2026, $6.0 million represented non-cash royalties payable to OMERS before the cumulative royalty cap was reached, and $4.8 million represented royalties retained by the Company after the cap was reached. As of September 30, 2026, the Company recorded $3.9 million in accounts receivable for estimated royalties due. For the three and nine months ended September 30, 2025, the Company recognized non-cash royalty revenue of $2.3 million and $6.8 million, respectively.
In July 2026, Incyte completed its acquisition of Vega Therapeutics, including VGA039, an investigational monoclonal antibody in Phase 3 development for von Willebrand disease. In August 2026, Incyte dosed the first patient in a Phase 3 clinical trial of VGA039, triggering a $1.5 million milestone payment to the Company, which was received in the third quarter of 2026.
Astellas Pharma Inc. (“Astellas”)
Effective March 2019, the Company entered into a Research and License Agreement (“Astellas Agreement”) with Astellas pursuant to which the Company and Astellas conducted a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.
The Company received an upfront payment and is eligible to receive up to $207.5 million in regulatory and sales milestones. If commercialized, the Company is eligible to receive royalties on net sales that range from the high-single to low-double digit percentages.
In August 2026, Astellas initiated a Phase 3 clinical trial of ASP2138, which triggered a $25.0 million milestone payment to the Company that was received in the third quarter of 2026.
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

The Company recognized nominal amounts of royalty revenue for the three and nine months ended September 30, 2026 and 2025. Under the Vir Bio Agreement, the Company is eligible to receive up to $65.0 million in developmental, regulatory and sales milestones, as well as royalties on net sales, subject to the terms and conditions of the agreement.
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
In May 2026, Zenas submitted a BLA to the FDA for obexelimab in IgG4-RD, which triggered a $10.0 million milestone payment to the Company under the Zenas Agreement that the Company received during the second quarter of 2026. In addition, in the third quarter of 2026, Zenas’s partner submitted a marketing authorization application for obexelimab to the Pharmaceuticals and Medical Devices Agency (PMDA) in Japan, which triggered a $2.5 million milestone payment to the Company under the Zenas Agreement that was received during the third quarter of 2026.
Under the two Zenas agreements, the Company received equity-based consideration and is eligible to receive up to $447.5 million in regulatory and sales milestones, as well as royalties on net sales of approved products in the mid-single-digit to mid-teen percentage range.
3. Marketable Debt and Equity Securities
Marketable Debt Securities
The Company’s marketable debt securities consisted of the following:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$57,277	$—	$—	$57,277
Government securities	498,584	9	(2,525)	496,068
	$555,861	$9	$(2,525)	$553,345

Reported as
Cash equivalents				$57,277
Marketable debt securities				496,068
Total				$553,345

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$35,565	$—	$—	$35,565
Corporate securities	11,966	2	—	11,968
Government securities	543,208	1,584	—	544,792
	$590,739	$1,586	$—	$592,325

Reported as
Cash equivalents				$35,565
Marketable debt securities				556,760
Total				$592,325

The following table summarizes the contract maturities of the Company’s marketable debt securities as of September 30, 2026:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Mature in one year or less	$319,231	$318,487
Mature within two years	179,353	177,581
Total	$498,584	$496,068
The Company did not record any allowance for credit losses on its marketable debt securities during the three and nine months ended September 30, 2026 and 2025.
Marketable Equity Securities
The Company’s marketable equity securities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Zenas BioPharma, Inc.	$26,970	$112,502
	$26,970	$112,502
During the three months ended September 30, 2026, the Company sold approximately 2.1 million shares of Zenas for cash proceeds of approximately $66.9 million.
Net realized and unrealized gains (losses) on marketable equity securities, recognized in other income (expense) in the consolidated statements of operations and comprehensive income (loss), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total gains (losses) recorded on marketable equity securities	$15,201	$44,201	$(18,664)	$50,109
Less: gains (losses) recorded on sale of marketable equity securities	13,611	(10)	(9,324)	4,973
Unrealized gains (losses) on securities held at the reporting date	$1,590	$44,211	$(9,340)	$45,136
The gains (losses) on marketable equity securities for the three and nine months ended September 30, 2026 were primarily driven by the sale of Zenas shares described above and changes in the fair value of its remaining holdings.
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
The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3. The Company recognizes transfers between levels at either the actual date of the event or a change in circumstances that caused the transfer. As of September 30, 2026 and December 31, 2025, the Company did not have any financial assets or financial liabilities based on Level 3 measurements.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized by the Company:

	September 30, 2026
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$57,277	$57,277	$—	$—
Marketable debt securities:
Government securities	496,068	—	496,068	—
Marketable equity securities	26,970	26,970	—	—
Total financial assets	$580,315	$84,247	$496,068	$—

	December 31, 2025
	Total Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market funds	$35,565	$35,565	$—	$—
Marketable debt securities:
Corporate securities	11,968	—	11,968	—
Government securities	544,792	—	544,792	—
Marketable equity securities	112,502	112,502	—	—
Total financial assets	$704,827	$148,067	$556,760	$—
5. Balance Sheet Accounts
Property and Equipment
The following table summarizes the Company’s major classes of property and equipment:

	September 30, 2026	December 31, 2025
	(in thousands)
Lab equipment	$44,762	$43,749
Computer, software and office equipment	2,261	2,003
Furniture and fixtures	128	128
Leasehold improvements	52,819	52,270
Construction in progress	7,628	6,630
Total gross carrying amount	107,598	104,780
Less: accumulated depreciation and amortization	(57,815)	(51,472)
Property and equipment, net	$49,783	$53,308
Depreciation and amortization expense for property and equipment for the three months ended September 30, 2026 and 2025 was $2.1 million and $2.4 million, respectively. Depreciation and amortization expense for property and equipment for the nine months ended September 30, 2026 and 2025 was $6.7 million and $7.2 million, respectively.
Patents, Licenses, and Other Intangible Assets
The following table summarizes the Company’s patents, licenses, and other intangible assets:

	September 30, 2026	December 31, 2025
	(in thousands)
Patents	$10,538	$10,784
Licenses and other intangible assets	—	972
Total finite-lived assets	10,538	11,756
Indefinite-lived assets	1,868	4,147
Total gross carrying amount	12,406	15,903
Accumulated amortization	(7,355)	(7,518)
Total patents, licenses, and other intangible assets, net	$5,051	$8,385
Patents, licenses and other intangible assets with definite useful lives are amortized on a straight-line basis over their useful lives. Amortization expense was $0.2 million for each of the three-month periods ended September 30, 2026 and 2025. Amortization expense was $0.5 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. None of these assets with definite useful lives are anticipated to have a residual value.
Patents, licenses and other intangible assets are reviewed annually for impairment or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three and nine months ended September 30, 2026, the Company recorded asset impairment charges of $0 and $0.8 million, respectively, related to the discontinuation of development programs, as management determined the associated intangible assets were no longer expected to provide future economic benefit. During the three and nine months ended September 30, 2025, the Company recorded asset impairment charges of $1.6 million and $8.3 million, respectively, following its decision to pause development of certain programs and prioritize other pipeline assets, resulting in a write-down of the associated patents to their estimated fair value.
The following table presents the estimated future amortization expense related to definite-lived assets as of September 30, 2026:

Amortization Expense
Year ending December 31,	(in thousands)
For the remainder of 2026	$167
2027	656
2028	541
2029	299
2030	284
2031 and thereafter	1,236
Total	$3,183
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued R&D expenses	$18,870	$12,858
Accrued payroll and benefits	19,998	20,209
Other	2,143	1,893
Total accrued expenses	$41,011	$34,960

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
In March 2026, Alexion notified the Company that it did not believe additional U.S. royalties are owed and did not intend to make future payments for U.S. sales. On July 29, 2026, the Company entered into the Settlement Agreement with Alexion related to the royalty dispute. See Note 2 for additional information regarding the Settlement Agreement and the related funding arrangements associated with the Company’s obligations under the Ultomiris Royalty Sale Agreement.
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
During the second quarter of 2026, cumulative royalties payable to OMERS reached the $29.3 million cap. Accordingly, all royalties earned subsequent to reaching the cap are retained by the Company.
The Company has evaluated the terms of both Ultomiris and Monjuvi Royalty Sale Agreements and concluded, in accordance with the relevant accounting guidance, that the Company accounted for both transactions as debt and the proceeds recorded as liabilities related to the sale of future royalties on its consolidated balance sheets.
The Company records the obligations at their carrying value using the effective interest method. In order to amortize the liabilities related to the sale of future royalties, the Company utilizes the prospective method to estimate the future royalties to be paid by the Company to the counterparty over the life of the arrangement. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize non-cash interest expense for the remaining periods. The Company periodically assesses the amount and the timing of expected royalty payments using a combination of internal projections and forecasts from external sources. The estimates of future net product sales (and resulting royalty payments) are based on key assumptions such as future sales forecasts and other significant events. To the extent such payments are greater or less than the Company’s initial estimates or the timing of such payments is different than its original estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate. As of September 30, 2026, the estimated effective interest rate was 17.0% for the Ultomiris Royalty Sale Agreement.

The following table presents the activities with respect to the liabilities related to the sales of future royalties:

	September 30, 2026	December 31, 2025
	(in thousands)
Beginning balance	$119,749	$163,606
Royalties paid to OMERS	(38,408)	(75,778)
Non-cash interest expense, net	13,719	31,921
Ending balance	$95,060	$119,749

Current liabilities	$23,133	$43,267
Long-term liabilities	71,927	76,482
Total	$95,060	$119,749
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
On February 11, 2025, the Company filed for inter partes review of Merus’ U.S. Patent Nos. 9,358,286 and 11,926,859 before the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board seeking a finding that certain claims of those patents are unpatentable. On September 26, 2025, the U.S. Patent and Trademark Appeal Board granted institution of the inter partes review.
The Company and Merus resolved these disputes. On July 7, 2026, Merus filed a voluntary dismissal with prejudice of its complaint in the District of Delaware, and the case was terminated on July 8, 2026. On July 7, 2026, the Company and Merus also filed a Joint Motion to Terminate the inter partes reviews, which were granted on July 9, 2026. In connection with the settlement, the Company received a $7.0 million cash payment from Merus in July 2026, which was recorded as an offset to general and administrative expenses.
Commitments
The Company is party to certain license agreements that obligate it to make future payments to third parties, which may include sublicense fees, royalties and milestone payments contingent upon the achievement of specified development and commercialization events. Because the occurrence, timing and amounts of these potential payments are not currently probable or reasonably estimable, they have not been recorded on the Company’s consolidated balance sheets as of September 30, 2026 and December 31, 2025.

In addition, the Company has entered into agreements with various third-party vendors for research, development and manufacturing services. These agreements generally provide for future payments contingent upon the vendors’ delivery of goods or performance of services. Such commitments are not recorded until the related goods or services are received.
8. Stockholders’ Equity
The following table summarizes the Company’s shares of common stock and preferred stock:

		Shares
	Par Value	Authorized	Issued	Outstanding

As of September 30, 2026
Common Stock	$0.01	200,000,000	74,762,865	74,762,865
Preferred Stock	$0.01	10,000,000	—	—

As of December 31, 2025
Common Stock	$0.01	200,000,000	71,871,975	71,871,975
Preferred Stock	$0.01	10,000,000	—	—
On February 25, 2026, the Company filed an automatic universal shelf registration statement on Form S-3 (File No. 333-293727) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing (the “Shelf Registration Statement”). The Shelf Registration Statement allows the Company to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described therein. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 25, 2029.
On February 27, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (formerly, SVB Securities LLC) (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent (the “ATM Offering”), shares of its common stock having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Any ATM Shares offered and sold in the ATM Offering would be issued pursuant to a prospectus supplement, which the Company would have to file before it can sell any ATM Shares in the ATM Offering. As of September 30, 2026, no shares have been issued under the Sales Agreement.
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
On December 18, 2025, the Company entered into a sublease agreement to sublease a portion of its space to a third party. The sublease term commenced on February 1, 2026 and expires on January 31, 2031. Sublease income is recognized on a straight-line basis over the sublease term and is recorded as other income in the consolidated statements of operations and comprehensive income (loss). The Company recognized sublease income of $0.4 million and $1.3 million during the three and nine months ended September 30, 2026, respectively.
The Company continues to account for the head lease as an operating lease and remains primarily obligated under the original lease agreement. Future minimum sublease receipts as of September 30, 2026 are as follows:

Year	Amounts
(in thousands)
For the remainder of 2026	$457
2027	1,721
2028	1,772
2029	1,826
2030	1,880
2031 and thereafter	171
Total	$7,827
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
The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants. The components of lease assets and liabilities along with their classification on the Company’s consolidated balance sheets were as follows:

Lease Assets and Liabilities	Classification	September 30, 2026	December 31, 2025
		(in thousands)
Operating lease assets	Right-of-use assets	$35,739	$37,592
Current operating lease liabilities	Lease liabilities	$4,325	$3,263
Non-current operating lease liabilities	Lease liabilities, net of current portion	$60,842	$64,735
The following table presents maturities of operating lease liabilities on an undiscounted basis as of September 30, 2026:

Year	Amounts
(in thousands)
For the remainder of 2026	$1,456
2027	9,759
2028	9,276
2029	9,531
2030	9,794
2031 and thereafter	48,436
Total	88,252
Less: Imputed interest	(23,085)
Total operating lease liabilities (includes current portion)	$65,167

The following table presents lease costs, supplemental cash flow and other information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$2,003	$2,213	$5,976	$5,947
Variable lease cost	185	259	792	701
Total lease costs	$2,188	$2,472	$6,768	$6,648

Right-of-use assets adjusted in exchange for amended operating lease liabilities	$—	$863	$—	$863
Cash paid for amounts included in the measurement of lease liabilities	$2,558	$2,201	$7,711	$5,629

			September 30,
			2026	2025
Weighted-average remaining lease term (in years)			8.7 years	9.6 years
Weighted-average discount rate (%)			7.0%	7.0%
10. Stock-Based Compensation
In June 2023, the Company’s Board of Directors (the “Board”) and stockholders approved the 2023 Equity Incentive Plan (the “2023 Plan”), which became effective on June 14, 2023, and replaced the 2013 Equity Incentive Plan (the “2013 Plan”). No additional awards may be granted under the 2013 Plan.
The 2023 Plan reserves 3,000,000 shares of common stock, plus any remaining shares available under the 2013 Plan as of the effective date. In addition, shares subject to outstanding awards under the 2013 Plan that expire, are forfeited, or otherwise terminate without being issued after June 14, 2023, will be added to the 2023 Plan share reserve. The 2023 Plan does not include an automatic annual share increase (an evergreen provision). On June 12, 2025, the Company’s stockholders approved the amendment and restatement of the 2023 Plan, increasing the number of shares authorized for issuance thereunder by 3,000,000 shares. On June 16, 2026, the Company’s stockholders approved a subsequent amendment to the 2023 Plan, increasing the number of shares authorized for issuance thereunder by an additional 4,000,000 shares. As of September 30, 2026, the total number of shares of common stock reserved for issuance under the 2023 Plan is 22,450,938.
In addition, the Company’s Board and stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which became effective on December 5, 2013. As of September 30, 2026, the total number of shares of common stock available for issuance under the ESPP is 739,190.
The following table presents a summary of awards outstanding:

	September 30, 2026
	2013 Plan	2023 Plan	Total
Stock options	7,819,773	6,817,977	14,637,750
RSUs	—	2,369,594	2,369,594
	7,819,773	9,187,571	17,007,344
The following table summarizes stock-based compensation expenses included in operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
General and administrative	$4,562	$4,496	$13,557	$13,769
Research and development	4,871	5,596	14,629	19,273
	$9,433	$10,092	$28,186	$33,042

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Stock options	$5,011	$5,230	$14,976	$17,541
RSUs	4,265	4,640	12,568	14,833
ESPP	157	222	642	668
	$9,433	$10,092	$28,186	$33,042
Stock Option Awards
The following table presents a summary of the stock option activity for the nine months ended September 30, 2026:

	Number of Shares Subject to Outstanding Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	12,956,592	$26.93	5.6	$5,156
Granted	2,898,106	12.89
Exercised	(489,122)	22.59
Forfeited	(727,826)	25.04
Outstanding at September 30, 2026	14,637,750	$24.39	5.9	$65,623
Exercisable at September 30, 2026	9,841,968	$28.96	4.5	$16,806
The aggregate intrinsic values represent the amount by which the market price of the underlying stock exceeds the exercise price of the option. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2026 was $0.9 million and $1.0 million, respectively. The total intrinsic value of the options exercised during the three and nine months ended September 30, 2025 was $0 and $0.5 million, respectively.
As of September 30, 2026, the pre-tax compensation expense for all outstanding unvested stock options in the amount of $35.9 million will be recognized in the Company’s results of operations over a weighted average period of 2.5 years.
The per share weighted average grant date fair values of the stock options granted in the period are $11.43 and $7.29 for the three and nine months ended September 30, 2026, respectively, and $4.59 and $7.11 for the three and nine months ended September 30, 2025, respectively. The following table provides the weighted-average assumptions used in the calculation of grant date per share fair values of these stock options based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years) (1)	6.0	6.3	6.4	6.4
Expected volatility (2)	52.2%	53.2%	54.3%	51.0%
Risk-free interest rate (3)	4.5%	4.0%	3.9%	4.1%
Expected dividend yield (4)	—%	—%	—%	—%
Underlying stock price	$21.03	$8.24	$12.89	$13.00
(1) The computation of expected term was determined based on the option holders’ past exercise patterns.
(2) Volatility is estimated based on volatility average of the Company’s common stock price.
(3) The risk-free interest rate is based on that of the U.S. Treasury yields with equivalent terms in effect at the time of the grant.
(4) The dividend yield is zero as the Company currently does not pay a dividend.

Restricted Stock Units (“RSUs”)
The following table summarizes the activity of the Company’s RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (Per unit)
Outstanding as of December 31, 2025	1,981,345	$18.01
Granted	1,483,481	12.85
Vested	(938,513)	19.75
Forfeited	(156,719)	15.20
Outstanding as of September 30, 2026	2,369,594	$14.16
The fair value of RSUs was determined based on the closing price of the Company’s common stock on the grant date.
As of September 30, 2026, there was $24.1 million of total unrecognized compensation cost related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The following table provides the assumptions used in the calculation of grant date fair values of these shares issued under the Company’s ESPP based on the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	0.5	0.5 - 2.0	0.5	0.5 - 2.0
Expected volatility	61.8%	43.0% - 73.3%	61.8% - 66.2%	43.0% - 73.3%
Risk-free interest rate	4.0%	4.2% - 5.4%	3.6% - 4.0%	4.2% - 5.4%
Expected dividend yield	—%	—%	—%	—%
As of September 30, 2026, the pre-tax compensation expense for all outstanding shares issued under the Company’s ESPP in the amount of $0.2 million will be recognized in the Company’s results of operations over a weighted average period of three months.
11. Net Income (Loss) Per Share
The following table presents the computation of basic and diluted net income (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Numerator:
Net income (loss) attributable to Xencor, Inc.	$39,436	$(6,027)	$(111,209)	$(85,270)
Denominator:
Weighted-average basic shares outstanding	76,215	74,413	75,777	74,122
Effect of dilutive securities	2,138	—	—	—
Weighted-average diluted shares outstanding	78,353	74,413	75,777	74,122

Basic net income (loss) per share	$0.52	$(0.08)	$(1.47)	$(1.15)
Diluted net income (loss) per share	$0.50	$(0.08)	$(1.47)	$(1.15)
For the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, all outstanding stock options and RSUs were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

12. Segment Reporting
The Company operates as a single reportable segment focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases who have unmet medical needs.
The Company’s Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance, allocates resources, and conducts planning and forecasting on a consolidated basis using financial information as presented in the Company’s consolidated statements of operations and comprehensive income (loss). In addition, the CODM reviews research and development expenses by program. Managing and allocating resources at the corporate level enables the Company’s CEO to assess the overall level of resources available and to deploy those resources in alignment with the Company’s long-term, corporate-wide strategic objectives.
The table below details the Company’s revenues and expenses and reconciles those amounts to the Company’s consolidated net loss including noncontrolling interest as computed under U.S. GAAP in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenues:
License	$—	$—	$100	$—
Milestone	29,000	—	39,000	39,500
Royalties	87,520	20,999	133,157	57,839
Total revenues	116,520	20,999	172,257	97,339
Less:
Research and development:
XmAb942 (Xtend TL1A)	(11,765)	(3,003)	(33,571)	(8,368)
XmAb819 (ENPP3 x CD3)	(10,307)	(3,735)	(27,253)	(14,883)
XmAb412 (TL1A x IL-23p19)	(5,537)	(2,699)	(15,593)	(3,975)
XmAb541 (CLDN6 x CD3)	(5,151)	(3,757)	(13,677)	(8,732)
XmAb657 (CD19 x CD3)	(1,571)	(2,650)	(3,984)	(12,827)
Plamotamab (CD20 x CD3)	(1,722)	(1,422)	(2,751)	(5,063)
XmAb808 (B7-H3 x CD28)	(820)	(1,016)	(473)	(4,891)
Other programs including research and early stage	(14,428)	(4,032)	(28,444)	(11,632)
Wind down costs of terminated programs	(443)	(3,946)	(2,058)	(14,714)
Internal research and development expenses	(27,682)	(22,511)	(78,438)	(70,252)
Research and development stock based compensation	(4,871)	(5,596)	(14,629)	(19,273)
General and administrative	(9,359)	(14,151)	(43,452)	(46,603)
Other income (expense), net (1)	16,397	41,492	(19,228)	38,507
Income tax benefit (expense)	175	—	85	(117)
Net income (loss) including noncontrolling interest	$39,436	$(6,027)	$(111,209)	$(85,484)
(1) Other income (expense), net includes interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
For the three and nine months ended September 30, 2026 and 2025, the Company’s total revenues were derived from collaboration and licensing agreements and were reported within the Company’s single operating segment. Revenues are attributed to geographic areas based on the location of the Company’s customers. For the three and nine months ended September 30, 2026 and 2025, substantially all of the Company’s revenues were generated from customers located in the United States, and substantially all of the Company’s long-lived assets were located in the United States. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-

K for the year ended December 31, 2025. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q.
OVERVIEW
We are a clinical-stage biopharmaceutical company focused on discovering and developing engineered antibody therapeutics to treat patients with cancer and autoimmune diseases, with an emphasis on addressing unmet medical needs. Leveraging our XmAb® protein engineering platforms, we rapidly design, engineer and advance purpose-built drug candidates with novel mechanisms of action and improved therapeutic potential.
We advance selected candidates through clinical development, while also partnering selected programs to access complementary development and commercialization capabilities. Our portfolio spans early- and mid-stage clinical programs, and our strategic approach emphasizes disciplined portfolio management, including advancing, partnering, or discontinuing programs based on clinical data and development priorities. Three marketed medicines have been developed using our XmAb technologies.
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
We are conducting a Phase 1 study to evaluate XmAb819 in patients with ENPP3+ tumors. Currently, expansion cohorts are evaluating intravenous doses to support selection of a dose for the planned Phase 3 pivotal study for patients with advanced ccRCC, and these cohorts have completed enrollment. As of the October 1, 2026 data-cut, the efficacy-evaluable cohort at the 400 mcg/kg intravenous (IV) dose (n=11) reported five confirmed partial responses for a confirmed objective response rate of 45.5% per investigator assessment (RECIST v1.1), with one unconfirmed partial response for an unconfirmed objective response rate of 55%. We have selected the 400 mcg/kg IV dose as the proposed IV recommended Phase 3 dose (RP3D) for advanced clinical development. The decision is based on maturing data from the eleven patients reported and from additional patients who have enrolled into this expansion cohort. As of the September 1, 2026 data-cut, which served as the foundation for the presentation of results presented at the European Society for Medical Oncology 2026 Congress, XmAb819 was generally well tolerated in the combined expansion dose cohorts (n=68) with a manageable safety profile and a 5.9% rate of treatment discontinuation due to related treatment-emergent adverse events. We plan to present additional results from the 400 mcg/kg IV cohort in the first half of 2027.
Dose escalation of subcutaneous administration in advanced ccRCC is ongoing; a sub-study for patients with ENPP3+ advanced colorectal cancer (CRC), non-small cell lung cancer (NSCLC) and papillary renal cell carcinoma (pRCC) began enrollment in the second quarter of 2026, and a sub-study for patients with intermediate- or poor-risk advanced ccRCC who have progressed after nivolumab in combination with ipilimumab as a first-line treatment and who are naive to VEGF receptor tyrosine kinase inhibitor (VEGFR TKI) therapy opened for enrollment in the third quarter of 2026. We are planning an additional sub-study, as a safety study, for the combination of XmAb819 with nivolumab to potentially enable front-line development. We plan to present results from dose escalation of subcutaneous administration in the first half of 2027.
In the first half of 2027, we plan to engage with the FDA regarding a potential accelerated approval pathway for XmAb819 in subsets of patients with advanced ccRCC who have exhausted standard-of-care treatment options. Subject to regulatory feedback, by the end of 2027, we also plan to initiate a global randomized Phase 3 study evaluating XmAb819 against tivozanib in patients with advanced ccRCC previously treated with one PD-(L)1 inhibitor and at least one VEGFR TKI.

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
XmAb808 is a tumor-selective, co-stimulatory CD28 bispecific antibody that is designed to bind to the broadly expressed tumor antigen B7-H3 and is also constructed with the XmAb 2+1 multivalent format. Co-stimulation is required for T cells to achieve full activation, and targeted CD28 bispecific antibodies may provide conditional co-stimulation when the antibodies are bound to tumor cells.
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
The Phase 1 study of XmAb541 and XmAb808 opened for enrollment in the third quarter of 2026, and is expected to reach the combination’s target dose range in 2027.
XmAb541 (CLDN6 x CD3): We have prioritized the development of XmAb541 in combination with XmAb808. XmAb541 monotherapy expansion cohorts at the proposed recommended Phase 3 dose (RP3D) of 60 mg dosed every 3 weeks in high-grade serous ovarian carcinoma (tumor proportion score (TPS) ≥50) and germ cell tumors are expected to complete enrollment by year end, with the data intended to support further combination development with XmAb808.
Emerging clinical data from XmAb541 monotherapy support evaluation of XmAb541 in combination with XmAb808. As of August 4, 2026, at the proposed RP3D, clinical activity has been observed in heavily pretreated patients, with an approximate overall response rate of 14% in patients with ovarian cancer and an approximate overall response rate of 28% in patients with germ cell tumors. Potential additional anti-tumor activity was observed at doses above 60 mg; however, reversible hearing impairment limited XmAb541 exposure due to the frequency of dose interruptions and dose reductions at those higher dose levels. Hearing impairment is potentially on-target for CLDN6, which is expressed on cochlear hair cells. The safety results of XmAb541 monotherapy observed at the proposed RP3D support further clinical evaluation, including future outpatient administration. Cytokine release syndrome (CRS) was low grade and no cases of Grade ≥3 CRS were reported at any dose level. At the proposed RP3D, Grade 1 CRS was reported in approximately 14% of patients, and Grade 2 CRS was reported in approximately 17%. No other clinically significant safety signals have been observed. Based on monotherapy data, in July 2026, the FDA granted Fast Track designation to XmAb541 for the treatment of patients with germ cell tumors who have relapsed following two or more lines of platinum therapy or were refractory to prior platinum therapy.
Autoimmune Disease Programs
XmAb942 (Xtend TL1A): XmAb942 is a high-potency, extended half-life, investigational anti-TL1A antibody in clinical development for patients with inflammatory bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease (CD). The first generation of anti-TL1A antibodies, designed to block the interaction between the DR3 receptor and its ligand TL1A, have reduced disease activity in patients with UC and CD in multiple clinical studies. We announced final results from a Phase 1 dose-escalation study in healthy participants at Digestive Disease Week (DDW) in May 2026. The results indicate that XmAb942 was well tolerated. Pharmacokinetic analysis of the single-dose cohorts estimated a human half-life of 74.1 days, which supports a 12-week dosing interval during maintenance treatment. We initiated a Phase 2b study of XmAb942 in UC, the XENITH-UC Study, in the third quarter of 2025. XENITH-UC is a randomized, double-blind, placebo-controlled trial in patients with moderate-to-severe UC, whose disease has progressed after at least one conventional or advanced therapy. Enrollment expectations continue to support a XENITH-UC blinded interim analysis around year-end 2026 and reaching the primary endpoint analysis of the 12-week induction period in the second half of 2027. The primary endpoint of XENITH-UC is the percentage of patients achieving clinical remission defined by the modified Mayo score at week 12.
XmAb412 (TL1A x IL-23p19): XmAb412 is a novel bispecific antibody using the XenLock™ platform for dual targeting of inflammatory pathways in development for the treatment of autoimmune and inflammatory disease. XmAb412 is our first novel bispecific antibody developed using the XenLock platform. We presented preclinical characterization of

XmAb412 at DDW in May 2026. XmAb412 robustly suppresses both TL1A and IL-23 inflammatory pathways and is predicted from preclinical pharmacokinetic data to have a human half-life between 60 and 70 days. XmAb412 supports a high-concentration, low-viscosity and citrate-free formulation suitable for subcutaneous dosing. We initiated a first-in-human study of XmAb412 in the third quarter of 2026 and plan to present initial data from the study in the first half of 2027.
Plamotamab (CD20 x CD3): Plamotamab is a B-cell depleting bispecific T-cell engager that targets CD20, a target receptor on B cells. Based on clinical outcomes from a prior Phase 1 study in hematologic cancers, significant B-cell depletion, and the emergent biology supportive of B-cell targeted T-cell engagers for the treatment of patients with autoimmune diseases, we are evaluating plamotamab in a Phase 1b study for patients with rheumatoid arthritis (RA) who have progressed through prior standard of care treatment. Initial data from the Phase 1b study were accepted for presentation during the American College of Rheumatology Convergence conference in November 2026.
XmAb657 (CD19 x CD3): XmAb657 is a potentially long-acting CD19 x CD3 bispecific antibody, utilizing the XmAb 2+1 bispecific antibody format and Xtend Fc technology. In non-human primate studies, a single dose of XmAb657 deeply reduced B cells by over 99.98% in the peripheral compartment, bone marrow and lymph nodes, which was sustained for at least 42 days. Half-life in non-human primates was estimated to be 15 days, which indicates a potential for durable B-cell depletion in human clinical studies. XmAb657 was well tolerated preclinically, with no clinical signs of cytokine release syndrome. XmAb657 is in development for patients with idiopathic inflammatory myopathies (IIM), systemic sclerosis (SSc) and Sjögren’s disease. We are conducting a first-in-human, Phase 1 study to evaluate XmAb657 in healthy volunteers and patients with IIM, SSc and Sjögren’s disease, and we plan to provide an update on progress achieved in the Phase 1 study of XmAb657 in the second half of 2026.
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
Incyte: The FDA approved Monjuvi® (tafasitamab-cxix) under accelerated approval in July 2020. Monjuvi is a CD19-directed cytolytic antibody containing an XmAb Fc domain for improved cytotoxic potency and indicated in combination with lenalidomide for the treatment of adult patients with relapsed or refractory diffuse large B-cell lymphoma (DLBCL) not otherwise specified, including DLBCL arising from low grade lymphoma, and who are not eligible for autologous stem cell transplant (ASCT). This indication is approved under accelerated approval based on overall response rate. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). In June 2025, the FDA approved Monjuvi in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory FL. In December 2025, the European Commission approved Minjuvi® in combination with rituximab and lenalidomide for the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) following at least one prior line of systemic therapy. Minjuvi also received approvals in Japan for relapsed or refractory FL in December 2025 and relapsed or refractory DLBCL in June 2026. In January 2026, Incyte announced positive results from the pivotal frontMIND study evaluating tafasitamab and lenalidomide added to R-CHOP as a first-line treatment for patients with newly diagnosed, high-risk DLBCL. The study met its primary endpoint of progression-free survival and key secondary endpoint of event-free survival, and results were published in The Lancet in May 2026. Global regulatory submissions for tafasitamab in combination with lenalidomide and R-CHOP for the first-line treatment of DLBCL were accepted for review in the second quarter of 2026. Tafasitamab was created and initially developed by us. Tafasitamab is marketed by Incyte under the brand name Monjuvi in the U.S. and under the brand name Minjuvi® outside the U.S. Incyte has exclusive commercialization rights to tafasitamab outside the U.S. In February 2024,

Incyte acquired exclusive global development and commercialization rights to tafasitamab from MorphoSys AG. Monjuvi® and Minjuvi® are registered trademarks of Incyte.
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
In January 2026, Zenas announced positive results from the Phase 3 INDIGO trial of obexelimab in patients with immunoglobulin G4-related disease (IgG4-RD), in which the primary endpoint was met. Detailed results were published in The New England Journal of Medicine in June 2026. Zenas submitted a Biologics License Application (BLA) to the FDA for the treatment of IgG4-RD in May 2026, which was accepted for review in August 2026, and in October 2026, announced that they submitted a marketing authorization application to the European Medicines Agency. In the third quarter of 2026, Bristol Myers Squibb submitted a marketing authorization application for obexelimab in IgG4-RD in Japan. Zenas is also conducting the Phase 2 SunStone trial of obexelimab in patients with systemic lupus erythematosus and has reported positive results from the Phase 2 MoonStone trial of obexelimab in patients with relapsing multiple sclerosis, in which the primary endpoint was met. As of September 30, 2026, we own 1,000,000 shares of common stock of Zenas.
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
Amgen: Xaluritamig is a STEAP1 x CD3 2+1 XmAb bispecific T-cell engager that our partner Amgen is advancing for the treatment of patients with prostate cancer and for patients with relapsed or refractory Ewing sarcoma. The XmAb 2+1 multivalent format enables higher binding capability for STEAP1-expressing cells.
Amgen is advancing two Phase 3 studies of xaluritamig in patients with metastatic castration-resistant prostate cancer (mCRPC). In August 2026, Amgen announced the completion of enrollment in XALute, a Phase 3 study evaluating xaluritamig as a monotherapy in patients with mCRPC previously treated with taxane-based chemotherapy. The Phase 3 XALience study, initiated in the third quarter of 2025, is evaluating xaluritamig in combination with abiraterone versus investigator's choice therapy in patients with chemotherapy-naive mCRPC. Multiple earlier-phase studies are also evaluating xaluritamig as a monotherapy or in combination across additional prostate cancer treatment settings. In addition, Amgen initiated a Phase 1b study of xaluritamig in patients with relapsed or refractory Ewing sarcoma in 2026.
At the ESMO Congress in October 2026, Amgen presented results from a Phase 1 study of xaluritamig monotherapy and xaluritamig in combination with abiraterone in patients with mCRPC who have not yet received taxane-based chemotherapy. Amgen concluded in a fully outpatient cohort, four- to six-hour fully outpatient monitoring after cycle 1 was feasible, demonstrating feasibility for a more convenient administration setting.
Astellas: Astellas is advancing ASP2138, an investigational subcutaneously administered bispecific CD3 T-cell engager, designed to bind to Claudin 18.2 (CLDN18.2), a protein expressed on certain tumor cells, and CD3-positive T cells. Astellas is developing ASP2138 for the treatment of patients with CLDN18.2-positive gastric, gastroesophageal junction and pancreatic cancers. ASP2138 utilizes the XmAb 2+1 multivalent format to enable activation of T cells against CLDN18.2-expressing tumor cells. In August 2026, Astellas announced that the first patient had been dosed in a Phase 3 clinical trial evaluating ASP2138 in combination with chemotherapy and pembrolizumab as a first-line treatment for patients with CLDN18.2-positive, HER2-negative, locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma.
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
Alexion: Alexion’s Ultomiris® uses Xtend Fc technology to enhance the half-life of Ultomiris to allow for a longer duration of action, less frequent dosing and reduced patient burden of therapy compared to the previous generation therapy, Soliris®. Ultomiris has received marketing authorizations in global markets for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), for certain patients with atypical hemolytic uremic syndrome (aHUS), for certain patients with generalized myasthenia gravis (gMG) and for certain patients with neuromyelitis optica spectrum disorder (NMOSD). In October 2026, the FDA granted accelerated approval to Ultomiris to reduce proteinuria in adults with primary immunoglobulin A nephropathy (IgAN) at risk for disease progression, based on results from a prespecified interim analysis of the Phase 3 I CAN study. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the ongoing I CAN study. Alexion is also evaluating Ultomiris in a broad development program across additional hematology, nephrology and neurology indications. Ultomiris and Soliris are registered trademarks of Alexion Pharmaceuticals, Inc.
We are eligible to receive a low-single-digit percentage royalty on net sales of Ultomiris.
Refer to Part I, Item 1, Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the following periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)
Revenues:
License	$—	$—	$—	$100	$—	$100
Milestone	29,000	—	29,000	39,000	39,500	(500)
Royalties	87,520	20,999	66,521	133,157	57,839	75,318
Total revenues	116,520	20,999	95,521	172,257	97,339	74,918
Operating expenses:
Research and development	84,297	54,367	29,930	220,871	174,610	46,261
General and administrative	9,359	14,151	(4,792)	43,452	46,603	(3,151)
Total operating expenses	93,656	68,518	25,138	264,323	221,213	43,110
Operating income (loss)	22,864	(47,519)	70,383	(92,066)	(123,874)	31,808
Other income (expense), net(1)	16,397	41,492	(25,095)	(19,228)	38,507	(57,735)
Income (loss) before income tax (benefit) expense and noncontrolling interest	$39,261	$(6,027)	$45,288	$(111,294)	$(85,367)	$(25,927)
(1) Other income (expense), net, included interest income, interest expense, gain/loss on marketable equity securities and asset impairment charges.
Revenues
Total revenue increased by $95.5 million and $74.9 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The change was primarily driven by the revenue recognition associated with Alexion, Incyte, and Astellas license agreements as discussed below. See Note 2, Collaboration and Licensing Agreements of the Notes to Consolidated Financial Statements of Part I, “Item 1. Financial Statements” for more information on revenue recognized under the collaboration and license agreements.
Alexion: In January 2013, we entered into the Alexion Agreement with Alexion. Under the terms of the Alexion Agreement, we granted to Alexion an exclusive research license, with limited sublicensing rights, to make and use our Xtend technology to evaluate and advance compounds. Alexion exercised its rights to one target program, ALXN1210, which is now marketed as Ultomiris®.
On December 9, 2025, a patent term extension related to the Xtend™ Fc domain for antibodies targeting C5 was announced, extending the expected royalty term for Ultomiris® net sales into December 2028 in the United States. On March 4, 2026, Alexion informed us that it had taken the position that it did not owe additional royalties for U.S. sales of Ultomiris and did not intend to make future payments for sales in the U.S. under the parties’ agreement. We disputed this position.
In the first quarter of 2026, we evaluated the effect of Alexion’s notice, including the variable consideration constraint and the sales‑ and usage‑based royalty guidance applicable to licenses of intellectual property. We concluded that royalties on disputed U.S. sales should be constrained to zero until the uncertainty was resolved. Accordingly, we recorded a reduction of $6.6 million to royalty revenue recorded and a corresponding reduction to the related receivable in the first quarter of 2026. There was no cash impact from this entry in the period. Recognition of undisputed ex‑U.S. royalties was unaffected and continues in accordance with ASC Topic 606’s sales‑ and usage‑based royalty guidance.
On July 29, 2026, we entered into the Settlement Agreement with Alexion, fully resolving the dispute regarding U.S. royalties on Ultomiris. Pursuant to the Settlement Agreement, we are entitled to receive aggregate consideration of $105.0 million from Alexion, payable in two equal installments of $52.5 million. The first installment was received in August 2026, and the second installment is due within 14 days following the one-year anniversary of the Settlement Agreement. Following the settlement, Alexion has no further obligation to pay royalties on U.S. sales of Ultomiris. The Settlement Agreement does not affect our right to receive royalties on ex-U.S. sales of Ultomiris under the existing terms of the Alexion Agreement, as amended.
We recognized $27.6 million of the settlement consideration as royalty revenue during the second quarter of 2026 related to our royalty rights for U.S. Ultomiris sales through June 30, 2026. The remaining $77.4 million of settlement consideration, which related to the settlement of royalty rights for periods subsequent to June 30, 2026, was recognized as royalty revenue during the three months ended September 30, 2026.
Under the Alexion Agreement, we recognized $83.5 million and $18.7 million of royalty revenue during the three months ended September 30, 2026 and 2025, respectively, and $122.3 million and $51.0 million during the nine months ended September 30, 2026 and 2025, respectively.
Incyte: In June 2010, we entered into the MorphoSys Agreement with MorphoSys AG, which was subsequently amended in 2012, 2020 and 2024. The MorphoSys Agreement provides MorphoSys AG with an exclusive worldwide license to our patents and know-how to research, develop, and commercialize our XmAb5574 product candidate (subsequently renamed MOR208 and tafasitamab) with the right to sublicense under certain conditions. If certain developmental, regulatory and sales milestones are achieved, we are eligible to receive future milestone payments and royalties. In February 2024, Incyte assumed all of MorphoSys AG’s right, title and interest under the MorphoSys Agreement.
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
During the second quarter of 2026, cumulative royalties payable to OMERS reached the $29.3 million cumulative royalty cap under the Monjuvi Royalty Sale Agreement. Accordingly, all royalties earned after the cumulative royalty cap was reached revert to and are retained by us.
Under the MorphoSys Agreement, we recognized royalty revenue of $4.0 million and $10.8 million during the three and nine months ended September 30, 2026, respectively. Of the $10.8 million recognized during the nine months ended September 30, 2026, $6.0 million represented non-cash royalties payable to OMERS before the cumulative royalty cap was reached, and $4.8 million represented royalties retained by us after the cap was reached. As of September 30, 2026, we recorded $3.9 million in accounts receivable for estimated royalties due. For the three and nine months ended September 30, 2025, we recognized non-cash royalty revenue of $2.3 million and $6.8 million, respectively.
In July 2026, Incyte completed its acquisition of Vega Therapeutics, including VGA039, an investigational monoclonal antibody in Phase 3 development for von Willebrand disease. In August 2026, Incyte dosed the first patient in a Phase 3 clinical trial of VGA039, triggering a $1.5 million milestone payment to us, which was received in the third quarter of 2026.
Astellas: Effective March 2019, we entered into the Astellas Agreement with Astellas, pursuant to which we and Astellas conducted a discovery program to characterize compounds and products for development and commercialization. Under the Astellas Agreement, Astellas was granted a worldwide exclusive license, with the right to sublicense products in the field created by the research activities.
In August 2026, Astellas initiated a Phase 3 clinical trial of ASP2138, which triggered a $25.0 million milestone payment to us that was received in the third quarter of 2026.
Vir Bio: In 2019, we entered into the Vir Bio Agreement with Vir Bio, granting a non-exclusive license to our Xtend technology for up to two targets, including tobevibart. In March 2025, Vir Bio initiated a Phase 3 study for tobevibart, triggering a $2.0 million milestone payment to us, which was paid in the second quarter of 2025.
We recognized nominal amounts of royalty revenue for the three and nine months ended September 30, 2026 and 2025.
Zenas: In November 2020, we entered into the Zenas Agreement with Zenas, pursuant to which we granted Zenas exclusive worldwide rights to develop and commercialize three preclinical-stage Fc-engineered drug candidates. In November 2021, we entered into the Second Zenas Agreement, pursuant to which we granted Zenas exclusive worldwide rights to develop and commercialize obexelimab (XmAb5871). We satisfied our performance obligations under the Zenas agreements in 2021.
In May 2026, Zenas submitted a BLA to the FDA for obexelimab in IgG4-RD, which triggered a $10.0 million milestone payment to us under the Second Zenas Agreement that we received during the second quarter of 2026. In addition, in the third quarter of 2026, Zenas’s partner submitted a marketing authorization application for obexelimab to the

Pharmaceuticals and Medical Devices Agency (PMDA) in Japan, which triggered a $2.5 million milestone payment to us under the Second Zenas Agreement that was received during the third quarter of 2026.
Research and Development (R&D) Expenses
R&D expenses include both external and internal costs related to discovering and developing product candidates and new technologies. External costs primarily consist of preclinical studies, clinical trials, and payments to contract research organizations and contract manufacturing organizations for services such as trial management, manufacturing, toxicology studies, and drug formulation, while internal costs include personnel expenses, supplies, and allocated overhead like facilities. These expenses can fluctuate based on factors such as trial stage, patient enrollment, and program activity, and are expected to increase as programs advance. Although R&D activities are largely managed internally, many execution components are outsourced, with external costs tracked by program (except in early discovery stages), while internal costs are managed on an aggregate basis.
The following tables summarize our research and development expenses for the following periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
External R&D expenses per program:
XmAb942 (Xtend TL1A)	$11,765	$3,003	$33,571	$8,368
XmAb819 (ENPP3 x CD3)	10,307	3,735	27,253	14,883
XmAb412 (TL1A x IL-23p19)	5,537	2,699	15,593	3,975
XmAb541 (CLDN6 x CD3)	5,151	3,757	13,677	8,732
XmAb657 (CD19 x CD3)	1,571	2,650	3,984	12,827
Plamotamab (CD20 x CD3)	1,722	1,422	2,751	5,063
XmAb808 (B7-H3 x CD28)	820	1,016	473	4,891
Other programs including research and early stage	14,428	4,032	28,444	11,632
Wind down costs of terminated programs	443	3,946	2,058	14,714
Total external R&D expenses	$51,744	$26,260	$127,804	$85,085
Internal research and development expenses	27,682	22,511	78,438	70,252
Stock based compensation	4,871	5,596	14,629	19,273
Total R&D expenses	$84,297	$54,367	$220,871	$174,610
R&D expenses increased by $29.9 million and $46.3 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The increase was primarily driven by higher external and internal costs incurred associated with the programs listed above, which are aligned with our strategic research and development priorities, partially offset by lower stock-based compensation expense in the current period. R&D expenses may fluctuate from period to period depending on the timing, progress, and level of activity of each program.
General and Administrative Expenses
General and administrative expenses consist of salaries, stock compensation, professional services related to legal, audit, consulting, patent filings, business insurance and technology expenses, facilities, and depreciation and amortization. General and administrative expenses decreased by $4.8 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025. The decrease was primarily driven by a non-recurring recovery of previously incurred legal expenses during the three months ended September 30, 2026.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income and expense, gains and losses on marketable equity securities, and asset impairment charges. Other income decreased by $25.1 million and other expense increased by $57.7 million for the three and nine months ended September 30, 2026, respectively, compared to the same period in 2025.
The changes were primarily driven by our investment in Zenas, including the sale of 2.1 million shares during the three months ended September 30, 2026. Net gains were lower for the three months ended September 30, 2026, and we recorded net losses for the nine months ended September 30, 2026, compared to net gains in the corresponding prior-year periods, reflecting changes in fair value.

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
On February 25, 2026, we filed an automatic universal shelf registration statement on Form S-3 (File No. 333-293727) as a well-known seasoned issuer as defined in Rule 405 under the Securities Act of 1933, as amended, which became effective upon filing. The Shelf Registration Statement allows us to offer an indeterminate amount of securities, including equity securities, debt securities, warrants, rights, units and depositary shares, from time to time as described therein. The specific terms of any offering under the Shelf Registration Statement will be established at the time of such offering. The Shelf Registration Statement will expire on February 25, 2029.
On July 29, 2026, we entered into the Settlement Agreement with Alexion with respect to a commercial dispute related to U.S. royalties on Ultomiris. Pursuant to the Settlement Agreement, we will receive an aggregate of $105.0 million from Alexion, payable in two equal installments of $52.5 million: the first payment was received in August 2026, and the second payment is due within 14 days following the one-year anniversary of the date of the Settlement Agreement. Following the settlement, Alexion has no further obligation to pay royalties on U.S. sales of Ultomiris. The Settlement Agreement does not affect our right to receive royalties on ex-U.S. sales of Ultomiris under the existing terms of the Alexion Agreement, as amended.
As of September 30, 2026, we had $555.7 million of cash, cash equivalents, and marketable debt securities compared to $610.8 million as of December 31, 2025.
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
Although it is difficult to predict our funding requirements, based upon our current operating plan, we expect that our existing cash, cash equivalents, marketable securities and certain potential milestone payments will fund our operating expenses and capital expenditure requirements into 2029. We have based these estimates on assumptions that may prove to be wrong which would cause us to use our capital resources sooner than we currently expect.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Cash Flow from:
Operating activities	$(120,644)	$(83,406)	$(37,238)
Investing activities	119,125	68,812	50,313
Financing activities	11,972	1,911	10,061
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$10,453	$(12,683)	$23,136
During the nine months ended September 30, 2026, cash flow used in operating activities was $120.6 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. The change was primarily driven by an increase in accounts receivable in 2026 related to the Alexion settlement, as well as higher operating expenditures in 2026 related to ongoing business activities. Cash provided by investing activities amounted to $119.1 million, primarily reflecting proceeds of $339.5 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $217.4 million. Cash provided by financing activities of $12.0 million was primarily related to cash received from stock option exercises and ESPP purchases.
During the nine months ended September 30, 2025, cash flow used in operating activities was $83.4 million, which was primarily due to the ongoing expenses related to our research and development programs and general and administrative expenses. While overall operating expenditures remained consistent with the prior year, the change was primarily driven by higher milestone receipts in 2025, including $30.0 million received from Amgen Inc. during the nine months ended September 30, 2025, which had been recognized as revenue in December 2024. Cash provided by investing activities amounted to $68.8 million, primarily reflecting proceeds of $331.9 million from sales and maturities of marketable securities, offset by purchases of marketable securities totaling $261.0 million. Cash provided by financing activities of $1.9 million was primarily related to cash received from stock option exercises and the issuance of common stock under the ESPP, offset by payment to acquire noncontrolling interest.
Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business to our specific contractual obligations during the three and nine months ended September 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
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
Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial position, or future results of operations. See also “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report on Form 10-Q. Except for the below, there have been no material changes from the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025.
Others may allege that our products infringe their patents and other property rights, which may result in costly litigation and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business.
Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the patents and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, we were previously aware of issued patents owned by Merus N.V. (Merus) that may relate to and claim components of our bispecific antibody product candidates and partnered bispecific product candidates, including plamotamab, vudalimab and XmAb819 that will putatively expire in 2033. Merus previously filed suit against us in August 2024 in the United States District Court for the District of Delaware alleging that we had infringed certain claims of its patents, and in February 2025, we filed for inter partes review of certain of Merus’ patents before the U.S. Patent and Trademark Appeal Board seeking a finding that certain claims of those patents were unpatentable. In July 2026, we resolved our disputes with Merus. On July 7, 2026, Merus filed a voluntary dismissal with prejudice of its complaint in the District of Delaware, and the case was terminated on July 8, 2026. On July 7, 2026, we and Merus also filed a Joint Motion to Terminate the inter partes reviews, which were granted on July 9, 2026. In connection with the settlement, we received a $7.0 million cash payment from Merus in July 2026. Although we have resolved the disputes with Merus, if we become subject to similar litigation in the future, such litigation, regardless of its merit or outcome, could be costly and time-consuming, and, if we are not successful, could cause us to pay substantial damages or limit our ability to commercialize our products, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Rule 10b5-1 Plans
During the fiscal quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a trading arrangement, including a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

4.2	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.1*	Settlement Agreement and Release, dated July 29, 2026, by and between the Company and Alexion Pharma International Operations Limited.

10.2*#	Amendment No. 1 to the Xencor, Inc. Amended and Restated 2023 Equity Incentive Plan.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in iXBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
———————
*Filed herewith.
**Furnished herewith.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XENCOR, INC.

Dated: November 4, 2026	BY:	/s/ BASSIL I. DAHIYAT
Bassil I. Dahiyat, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2026	BY:	/s/ BART JAN CORNELISSEN
Bart Jan Cornelissen
Chief Financial Officer
(Principal Financial Officer)